Form 10-Q
period 2011-06-30
Compressco Partners, L.P.
filed 2011-08-15
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

COMMISSION FILE NUMBER 001-35195

Compressco Partners, L.P.
 (Exact name of registrant as specified in its charter)

Delaware	94-3450907
(State of incorporation)	(I.R.S. Employer Identification No.)

101 Park Avenue, Suite 1200
Oklahoma City, Oklahoma	73102
(Address of principal executive offices)	(zip code)

(405) 677-0221
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [  X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

As of August 11, 2011, there were 9,258,229 Common Units and 6,273,970 Subordinated Units outstanding.

CERTAIN REFERENCES IN THIS QUARTERLY REPORT

References in this Quarterly Report to “Compressco Partners,” “we,” “our,” “us,” “the Partnership” or like terms refer to Compressco Partners, L.P. and its wholly owned subsidiaries. References to “Compressco Partners GP” or “our General Partner” refer to our general partner, Compressco Partners GP Inc. References to “TETRA” refer to TETRA Technologies, Inc. and TETRA’s controlled subsidiaries, other than us. References to “Compressco” refer to Compressco, Inc. and its controlled subsidiaries, other than us. References to “TETRA International” refer to TETRA International Incorporated and TETRA International’s controlled subsidiaries. References to “Compressco Partners Predecessor” or “our Predecessor” refer to the predecessor of Compressco Partners for accounting purposes. As further described elsewhere in this Quarterly Report, our Predecessor consists of (1) all of the historical assets, liabilities and operations of Compressco, combined with (2) certain assets, liabilities and operations of TETRA International conducting wellhead compression-based production enhancement services and related well monitoring and automated sand separation services in Mexico. References to the “Offering” refers to the Partnership’s initial public offering (the Offering) of 2,670,000 common units representing limited partner interests in the Partnership (common units) at $20.00 per common unit completed on June 20, 2011 pursuant to a Registration Statement on Form S-1, as amended (File No. 333-155260) (the Registration Statement), initially filed on November 10, 2008 by the Partnership with the Securities and Exchange Commission (the SEC) pursuant to the Securities Act of 1933, as amended (the Securities Act), including a prospectus regarding the Offering (the Prospectus) filed with the Commission on June 16, 2011 pursuant to rule 424(b).

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Compressco Partners, L.P.
Consolidated Statements of Operations
(In Thousands, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Compression and other services	$19,813	$19,205	$39,207	$38,473
Sales of compressors and parts	2,513	846	5,003	1,912
Total revenues	22,326	20,051	44,210	40,385

Cost of revenues (excluding depreciation and
amortization expense):
Cost of compression and other services	10,494	8,213	20,771	16,662
Cost of compressors and parts sales	1,716	481	3,525	1,185
Total cost of revenues	12,210	8,694	24,296	17,847

Selling, general and administrative expense	3,725	3,675	7,024	7,003
Depreciation and amortization	3,191	3,257	6,370	6,593
Interest expense, net	2,388	3,263	5,111	6,562
Other (income) expense, net	127	92	216	78
Income before income tax provision	685	1,070	1,193	2,302
Provision for income taxes	132	452	350	965
Net income	$553	$618	$843	$1,337

Allocation of 2011 net income used for earnings per
unit calculation:
Net income	$553		$843
Net income applicable to the period through
June 19, 2011	6		296
Net income applicable to the period June 20
through June 30, 2011	$547		$547
Allocation of net income to general partner	11		11
Allocation of net income to limited partners	$536		$536

Net income per common unit (basic and diluted)	$0.04		$0.04

Weighted average common units outstanding	8,696,757		8,696,757

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Balance Sheets
(In Thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,333	$6,629
Trade accounts receivable, net of allowances for doubtful
accounts of $272 in 2011 and $304 in 2010	11,435	9,241
Inventories	15,801	17,731
Deferred tax asset	-	580
Prepaid expenses and other current assets	1,625	1,361
Total current assets	48,194	35,542

Property, plant, and equipment
Land and building	2,130	2,143
Compressors and equipment	129,657	128,939
Vehicles	12,621	13,152
Construction in progress	75	-
Total property, plant, and equipment	144,483	144,234
Less accumulated depreciation	(60,911)	(55,892)
Net property, plant, and equipment	83,572	88,342

Other assets:
Goodwill	72,161	72,161
Patents, trademarks and other intangible assets, net of accumulated
amortization of $581 in 2011 and $566 in 2010	87	102
Other assets	42	419
Total other assets	72,290	72,682
Total assets	$204,056	$196,566

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$2,892	$1,939
Accrued liabilities and other	2,769	4,660
Amounts payable to affiliates	5,081	-
Total current liabilities	10,742	6,599

Other liabilities:
Affiliate note payable	-	145,085
Deferred tax liabilities	4,374	18,881
Other long-term liabilities	49	48
Total other liabilities	4,423	164,014

Commitment and contingencies

Partners' equity:
Net parent equity	-	25,953
Common units (8,696,757 units issued and outstanding)	112,234	-
Subordinated units (6,276,970 units issued and outstanding)	72,092	-
General partner interest	3,547	-
Accumulated other comprehensive income	1,018	-
Total partners' equity	188,891	25,953
Total liabilities and partners' equity	$204,056	$196,566

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statement of Partners’ Capital / Net Parent Equity
(In Thousands)
(Unaudited)

					Accumulated
		Partners' Capital			Other
			Limited Partners		Compre-	Total
	Net Parent	General	Common	Subordinated	hensive	Partners'
	Equity	Partner	Unitholders	Unitholder	Income	Equity

Balance as of January 1, 2011	$25,953	$-	$-	$-	$-	$25,953
Net income attributable to
period January 1, 2011
through June 19,2011	296	-	-	-	-	296
Net contributions from parent
to Predecessor	119,362	-	-	-	-	119,362
Contribution of net assets
from Predecessor	(145,611)	3,536	69,035	71,870	1,170	-
Initial public offering proceeds,
net of underwriter discount	-	-	50,234	-	-	50,234
Offering costs	-	-	(7,349)	-	-	(7,349)
Net income attributable to
period June 20, 2011
through June 30, 2011	-	11	314	222	-	547
Other comprehensive income
(loss), net of tax	-	-	-	-	(152)	(152)
Balance as of June 30, 2011	$-	$3,547	$112,234	$72,092	$1,018	$188,891

See Notes to Consolidated Financial Statements

Compressco Partners’ L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$843	$1,337
Reconciliation of net income to cash provided
by operating activities:
Depreciation and amortization	6,370	6,593
Provision (benefit) for deferred income taxes	(2,486)	(232)
Equity compensation expense	229	105
Provision for doubtful accounts	105	103
(Gain) loss on sale of property, plant, and equipment	5	23
Other non-cash charges and credits	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,862)	1,605
Inventories	1,284	(787)
Prepaid expenses and other current assets	(993)	(449)
Trade accounts payable and accrued expenses	1,708	7,220
Other	-	44
Net cash provided by operating activities	5,203	15,562

Investing activities:
Purchases of property, plant, and equipment, net	(3,624)	(1,846)
Other investing activities	(1)	1
Net cash used in investing activities	(3,625)	(1,845)

Financing activities:
Proceeds from issuance of partnership common units, net of
underwriters' discount	50,234	-
Payment of offering costs	(7,349)	-
Payment of affiliate note payable	(32,200)	-
Net distribution (to) from parent	322	(14,576)
Net cash provided by (used in) financing activities	11,007	(14,576)

Effect of exchange rate changes on cash	119	41

Increase (decrease) in cash and cash equivalents	12,704	(818)
Cash and cash equivalents at beginning of period	6,629	4,578
Cash and cash equivalents at end of period	$19,333	$3,760

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – FORMATION OF THE PARTNERSHIP AND DESCRIPTION OF BUSINESS

Compressco Partners, L.P., a Delaware limited partnership, was formed to acquire certain natural gas wellhead compression-based production enhancement service business, operations and related assets and liabilities from Compressco, Inc. and its subsidiaries (Compressco) and certain assets, liabilities and operations of certain other subsidiaries of TETRA Technologies, Inc. (TETRA) conducting business in Mexico. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing Compressco Partners, L.P. and its wholly owned subsidiaries. We design and manufacture our compressor units and use these compressor units in conjunction with personnel from affiliated companies to provide wellhead compression-based services to our customers. Our operations are located principally in the mid-continent, mid-western, Rocky Mountain, and Gulf Coast regions of the United States, as well as significant operations in Canada and Mexico and an established presence in other countries located in South America, Eastern Europe and the Asia-Pacific region.

Prior to the completion on June 20, 2011 of our initial public offering of 2,670,000 common units representing limited partner interests (the Offering), Compressco Partners GP Inc. (our General Partner) and Compressco Field Services, Inc., each a wholly owned subsidiary of TETRA, owned all of our ownership interests. In connection with the completion of the Offering, our General Partner and TETRA International Incorporated, a wholly owned subsidiary of TETRA, contributed certain natural gas wellhead compression-based production enhancement service business, operations and related assets and liabilities and certain well monitoring and automated sand separation services business and operations in Mexico and related assets and liabilities to us. In exchange for these contributions, we issued 6,026,757 common units and 6,273,970 subordinated units representing limited partner interests to our General Partner and TETRA International Incorporated and a 2.0% general partner interest and incentive distribution rights to our General Partner. For a discussion of the various agreements associated with this contribution transaction, see Note D – “Related-Party Transactions.” Also, 400,500 additional common units were issued to TETRA and its affiliates on July 15, 2011 for no additional consideration as a result of the underwriters of the Offering not exercising their option to purchase the additional common units within 30 days of the completion date of the Offering. For a discussion regarding the issuance of these additional common units, see Note F – “Subsequent Events.”  The transactions described above represent transactions between entities under common control. Consequently, we recorded the contributed assets at TETRA’s carrying value. Effective with the completion of the Offering on June 20, 2011, our operations are owned and operated by our wholly owned subsidiaries.

NOTE B – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Presentation

For periods prior to June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent the unaudited combined financial position, results of operations, cash flows and changes in owner’s equity of our predecessor, which consists of the assets, liabilities and operations of Compressco and its subsidiaries and certain assets, liabilities and operations of certain other subsidiaries of TETRA conducting business in Mexico (together, our Predecessor). For the periods on and after June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows and changes in partners’ equity.

Our unaudited consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Staff Accounting Bulletin (SAB) Topic 1-B “Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Prior to the Offering, certain administrative expenses were incurred by TETRA on behalf of our Predecessor. The portion of TETRA’s cost of providing these services that can be directly or indirectly attributable to our operations has been allocated to our Predecessor and is included in the accompanying consolidated financial statements. Such allocations are calculated based on allocation factors, such as the estimated percentage of time and costs spent by TETRA to perform these administrative services on our Predecessor’s behalf, which our management believes is reasonable; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations. Subsequent to the Offering, our General Partner and other subsidiaries of TETRA provide services to us pursuant to an Omnibus Agreement, as further described in Note D – "Related Party Transactions."

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 include all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the interim periods. Operating results for the three and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2011.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements and notes thereto included in our final prospectus dated June 14, 2011 (File Number 333-155260), which we filed with the SEC on June 16, 2011 pursuant to Rule 424(b)(4) of the Securities Act of 1933.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid cash investments with maturities of three months or less when purchased to be cash equivalents.

Prior to the Offering, all payments made on behalf of our Predecessor, such as direct costs, indirect costs, and capital expenditures, were made by TETRA and recorded as increases in net parent equity. All payments received on behalf of our Predecessor, including receipts for revenue earned or sales of assets, were received by TETRA and recorded as decreases in net parent equity. Consequently, cash balances, particularly for periods prior to the Offering, are not a meaningful presentation of our liquidity position.

Inventories

Inventories consist primarily of compressor unit components and parts and are stated at the lower of cost or market value. Cost is determined using the weighted average cost method.

Net Income per Common Unit

For the three and six months ended June 30, 2011, net income per common unit is calculated by dividing the limited partners’ interest in net income derived from operations subsequent to the Offering by the weighted average number of common units outstanding (representing 8,696,757 common units issued as of June 30, 2011, comprised of 6,026,757 common units held by TETRA and its subsidiaries and the 2,670,000 common units issued in the Offering). Prior to the Offering, we were wholly owned by TETRA. Accordingly, net income per common unit is not presented for periods prior to the Offering.

Environmental Liabilities

The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Accumulated Other Comprehensive Income

Our international operations maintain their accounting records in their local currencies that are also their functional currencies. The functional currency financial statements are converted to United States dollar equivalents with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in Partners’ Equity in the accompanying unaudited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with our international operations. Activity within accumulated other comprehensive income during the periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,
	2011	2010
	(In Thousands)

Balance, beginning of period	$759	$676
Foreign currency translation adjustment, net of taxes of
$501 and $(7), respectively	259	(204)
Balance, end of period	$1,018	$472

	Six Months Ended June 30,
	2011	2010
	(In Thousands)

Balance, beginning of period	$495	$537
Foreign currency translation adjustment, net of taxes of
$490 and $227, respectively	523	(65)
Balance, end of period	$1,018	$472

Comprehensive Income

Comprehensive income for each of the periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,
	2011	2010
	(In Thousands)

Net income	$553	$618
Foreign currency translation adjustment	259	(204)
Comprehensive income	$812	$414

	Six Months Ended June 30,
	2011	2010
	(In Thousands)

Net income	$843	$1,337
Foreign currency translation adjustment	523	(65)
Comprehensive income	$1,366	$1,272

Allocation of Net Parent Equity and Partners' Capital

Our financial position, results of operations, cash flows and net parent equity for all periods presented prior to the Offering represent those of our Predecessor. In accordance with generally accepted accounting principles, the contribution by TETRA and its subsidiaries of certain natural gas wellhead compression-based production enhancement service business, operations and related assets and liabilities and certain well monitoring and automated sand separation services business and operations in Mexico and related assets and liabilities were accounted for as transactions between entities under common control. Therefore, the net assets were recorded on our balance sheet at $145.6 million, representing TETRA’s carrying value of the net assets and our partners’ capital as of the Offering date. Accordingly, the $145.6 million carrying value of the net assets is presented as an allocation of net parent equity to the limited and general partner’s capital of TETRA in the accompanying consolidated statement of partners’ capital.

The following table provides the carrying values in the assets and liabilities TETRA contributed to us:

Carrying Values
(In Thousands)

Cash and cash equivalents	$7,380
Trade accounts receivable	12,186
Inventories	16,057
Prepaid expenses and other current assets	1,594
Property, plant and equipment	144,113
Less accumulated depreciation	(60,379)
Goodwill	72,161
Intangibles and other long-term assets	131
Current liabilities	(10,980)
Affiliate note payable	(32,200)
Deferred tax liabilities	(4,403)
Other long-term liabilities	(49)

Net assets contributed	$145,611

Allocation of Net Income

Our net income is allocated to partners’ capital accounts in accordance with the provisions of the partnership agreement.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	Maturity Date	June 30, 2011	December 31, 2010
		(In Thousands)

7.5% Affiliate Note	December 31, 2020	$-	$145,085
Bank revolving line of credit facility	June 24, 2015	-	-

		-	145,085
Less current portion		-	-
Total long-term debt		$-	$145,085

Long-term debt of our Predecessor consisted of a revolving credit promissory note payable (the Affiliate Note) to an affiliate of TETRA. The Affiliate Note, as refinanced in December 2010, was scheduled to mature on December 31, 2020. Pursuant to the Affiliate Note, interest accrued at 7.5% per annum, and was due and payable at December 31 of each year. Under the terms of the Affiliate Note, unpaid interest could be added to the note balance, subject to the maximum principal balance allowable.

As part of the Offering, TETRA made a capital contribution to our Predecessor sufficient for it to repay approximately $112.9 million of the principal balance of the Affiliate Note as well as all of the interest accrued on the Affiliate Note as of June 20, 2011. The remaining $32.2 million balance of the Affiliate Note was then assumed by us as part of TETRA’s contribution of net assets as of the June 20, 2011 date of the Offering. Following our receipt of the Offering proceeds, we repaid the $32.2 million balance to TETRA, and the Affiliate Note was paid in full.

On June 24, 2011, we entered into a new $20.0 million revolving credit facility agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all of our existing and future, direct and indirect, domestic subsidiaries are guarantors. The Credit Agreement includes borrowing capacity of $20.0 million, less $3.0 million that is set aside as a reserve that cannot be borrowed. The credit facility is available for letters of credit (at a sublimit of $5.0 million) and has a $20.0 million uncommitted expansion feature. The credit facility will be used to fund working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions at the option of the board of directors of our General Partner. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our existing and future, direct and indirect, domestic subsidiaries’ assets (excluding real property) and all of the capital stock of our existing and future, direct and indirect, domestic subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on any outstanding principal under the Credit Agreement, we are required to pay customary collateral monitoring fees and letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

NOTE D – RELATED PARTY TRANSACTIONS

Set forth below are descriptions of certain agreements we have entered into with related parties in connection with the Offering. The descriptions are not complete and are qualified in their entirety by reference to the full text of the agreements, which are filed as exhibits to filings with the SEC.

Omnibus Agreement

On June 20, 2011, in connection with the completion of the Offering, we entered into an omnibus agreement (the Omnibus Agreement) with TETRA and our General Partner.

Under the terms of the Omnibus Agreement, the General Partner will provide all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico) and TETRA’s Mexico-based subsidiaries will provide all personnel and services reasonably necessary to conduct our Mexico-based business. In addition, under the Omnibus Agreement, TETRA will provide certain corporate and general and administrative services that are reasonably necessary for the operation of our business. These corporate and general and administrative services will be provided to us upon the reasonable request of our General Partner and may include, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. The services to be provided by the General Partner, TETRA, and TETRA’s Mexican subsidiaries under the Omnibus Agreement are required to be substantially similar in nature and quality to the services previously provided by these employees to our Predecessor, in connection with their management and operation of Compressco’s business and no lower in quantity than is reasonably necessary to assist us in the management and operation of our business, even if greater in quantity than previously provided prior to the completion of the Offering. Pursuant to the Omnibus Agreement, we will reimburse the General Partner and TETRA for services they provide to us.

Under the terms of the Omnibus Agreement, TETRA will indemnify us for three years after the completion of the Offering against certain potential environmental claims, losses and expenses associated with the operation of our Predecessor prior to the completion of the Offering. TETRA’s maximum liability for this indemnification obligation will not exceed $5.0 million and TETRA will not have any obligation under this indemnification until our aggregate losses exceed $250,000. TETRA will have no indemnification obligations with respect to environmental claims made as a result of new or modified environmental laws promulgated after the completion of the Offering. We will indemnify TETRA for environmental claims arising following the completion of the Offering regarding the business contributed to us.

Under the terms of the Omnibus Agreement, we or TETRA may, but neither are under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the other, for such periods of time and in such amounts as may be mutually agreed upon by TETRA and the General Partner. Any such services are required to be performed on terms that are (i) approved by the conflicts committee of the General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by the General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by the General Partner.

Under the terms of the Omnibus Agreement, we or TETRA may, but are under no obligation to, sell, lease or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired to meet either of our production enhancement or other oilfield services obligations, in such amounts, upon such conditions and for such periods of time, if applicable, as may be mutually agreed upon by TETRA and the General Partner. Any such sales, leases or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of the General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by the General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by the General Partner. In addition, unless otherwise approved by the conflicts committee of the General Partner’s board of directors, TETRA may purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof.

TETRA will also indemnify us for liabilities related to: (1) certain defects in title to our assets as of the completion of the Offering and any failure to obtain, prior to the completion of the Offering, certain consents and permits necessary to own and operate such assets, to the extent we notify TETRA within three years after the completion of the Offering; and (2) tax liabilities attributable to the operation of our assets prior to the completion of the Offering.

The Omnibus Agreement (other than the indemnification obligations described above) will terminate upon the earlier to occur of (i) a change of control of the General Partner or TETRA or (ii) the third anniversary of the completion of this offering, unless we, the General Partner, or TETRA decide to extend the term of the Omnibus Agreement.

First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P.

On June 20, 2011, in connection with the completion of the Offering, our General Partner amended and restated our partnership agreement and executed the First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P. (the Partnership Agreement), which governs the rights of our partners.

2011 Long-Term Incentive Plan

The Compressco Partners, L.P. 2011 Long Term Incentive Plan (the 2011 Long-Term Incentive Plan) has been adopted by our General Partner. This plan is intended to promote our interests by providing to employees, consultants, and directors incentive compensation, based on our common units, to encourage superior performance. The 2011 Long-Term Incentive Plan provides for grants of restricted units, phantom units, unit awards and other unit-based awards up to a plan maximum of 1,537,122 common units. This plan is also intended to attract and retain the services of individuals who are essential for our growth and profitability, as well as that of our Affiliates, and to encourage them to put forth their best efforts.

Restricted Unit Awards

Restricted unit awards under the 2011 Long-Term Incentive Plan are granted pursuant to restricted unit agreements and will generally vest in one-third increments annually. Each of the restricted unit awards may include unit distribution rights, which enable employees to receive cash distributions on the restricted units in the same amounts as our unitholders receive cash distributions on our common units. Accumulated distributions associated with each underlying restricted unit will be paid upon vesting of the related restricted unit (and will be forfeited if the related restricted unit is forfeited). While the initial grants of restricted units vest solely with respect to the passage of time, our General Partner has the authority to grant any award from the 2011 Long-Term Incentive Plan with performance-based vesting conditions in addition to time-based vesting conditions. Awards that vest subject to performance-based vesting conditions are intended to align the interests of key employees, directors and consultants with those of our unitholders.

Indemnification Agreement

Each of our directors and officers entered into an indemnification agreement for actions associated with being a director or officer, in order to enhance the indemnification rights provided under

Delaware law and our partnership agreement. The individual indemnification agreements will provide each such director or officer with rights to receive his or her costs of defense if the individual is a party or witness to any proceeding other than a proceeding brought by or in the right of, us, provided that such director or officer has not acted in bad faith or engaged in fraud with respect to the action that gave rise to his or her participation in the proceeding.

NOTE E – INCOME TAXES

Prior to the Offering, our Predecessor’s operations were included in TETRA’s consolidated U.S. federal tax return. Accordingly, our Predecessor’s results include a provision for federal, state and international income taxes, calculated on a separate return basis, for the period prior to the Offering.

Following the Offering, our operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through a taxable U.S. corporate subsidiary. We will incur state and local income taxes in certain of the states in which we conduct business. Moreover, we will incur income taxes and will be subject to withholding requirements related to our operations in Canada and Mexico, and in the other foreign countries in which we operate. Furthermore, we will also incur Texas Margin Tax, which, in accordance with FASB ASC 740, is classified as an income tax for reporting purposes.

NOTE F – SUBSEQUENT EVENTS

In connection with the Offering, TETRA and its affiliates contributed certain assets and liabilities to the capital of the Partnership in exchange for, among other things, 6,026,757 common units and the right to receive up to 400,500 additional common units valued at $20.00 per common unit if such additional common units were not acquired by the underwriters of the Offering by July 14, 2011 pursuant to the underwriters’ 30-day option to purchase any portion of the additional common units. The underwriters did not exercise their option to purchase any additional common units and the 400,500 additional common units were issued to TETRA and its affiliates on July 15, 2011 for no additional consideration.

On July 21, 2011, we declared a cash distribution attributable to the quarter ended June 30, 2011 of $0.047 per unit. This distribution was prorated for the portion of the quarter after June 20, 2011, the date of completion of the Offering, and equates to a distribution of $0.3875 per outstanding unit for a complete quarter or $1.55 per outstanding unit on an annualized basis. This cash distribution will be paid on August 15, 2011 to all unitholders of record as of the close of business August 1, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Prospectus filed with the SEC on June 16, 2011. This discussion includes forward-looking statements that involve certain risks and uncertainties. For periods prior to June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent the unaudited combined financial position, results of operations, cash flows and changes in net parent equity of our Predecessor, which consists of the assets, liabilities and operations of Compressco, Inc. and its subsidiaries and certain assets, liabilities and operations of certain other subsidiaries of TETRA conducting business in Mexico (together, our Predecessor). For the periods on and after June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows and changes in partners’ capital.

Business Overview

We are a leading provider of wellhead compression-based production enhancement services, or “production enhancement services,” to a broad base of natural gas and oil exploration and production companies operating throughout most of the onshore producing regions of the United States. Internationally, we have significant operations in Canada and Mexico and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region. Our production enhancement services primarily consist of wellhead compression, related liquids separation, gas metering, and vapor recovery services. In certain circumstances, we also provide ongoing well monitoring services and, in Mexico, automated sand separation services in connection with our primary production enhancement services. While our services are applied primarily to mature wells with low formation pressures, our services are also employed on newer wells that have experienced significant production declines or are characterized by lower formation pressures. Our services are performed by our highly trained staff of regional service supervisors, optimization specialists and field mechanics. In addition, we design and manufacture the compressor units we use to provide our production enhancement services and, in certain markets, sell our compressor units to customers.

How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses per compressor unit, using month-to-month, year-to-date and year-to-year comparisons, and as compared to budget. This analysis is useful in identifying adverse, company-wide cost trends and allows us to investigate the cause of these trends and implement remedial measures if the cause or cure is within our control. We define operating expenses as costs associated with providing production enhancement services. The most significant portions of our operating expenses are the labor costs of our field personnel, repair and maintenance of our equipment, and the fuel and other supplies consumed while providing our services. Other materials consumed while performing our services, ad valorem taxes, labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with the level of activities performed during a specific period. Our labor costs consist primarily of wages for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and six month periods ended June 30, 2011 is provided within the results of operations sections below.

EBITDA. We view EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenue (compared to the prior month, prior year-to-date period and prior year), and as compared to budget. We define EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to assess:

•	our ability to generate available cash sufficient to make distributions to our unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	measure operating performance and return on capital as compared to those of other companies in the production enhancement business; and,

•	determine our ability to incur and service debt and fund capital expenditures.

EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA may not be comparable to EBITDA or similarly titled measures of other entities, as other entities may not calculate EBITDA in the same manner as we do. Management compensates for the limitations of EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision-making processes. EBITDA should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in the Partnership Agreement.

The following table reconciles net income to EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Net income	$553	$618	$843	$1,337
Provision for income taxes	132	452	350	965
Depreciation and amortization	3,191	3,257	6,370	6,593
Interest	2,388	3,263	5,111	6,562
EBITDA	$6,264	$7,590	$12,674	$15,457

The following table reconciles cash flow from operating activities to EBITDA:

	Six Months Ended
	June 30,
	2011	2010
	(In Thousands)
Cash flow from operating avtivities	$5,203	$15,562
Changes in current assets and current liabilities	(137)	(7,633)
Deferred income taxes	2,486	232
Other non-cash charges	(339)	(231)
Interest expense	5,111	6,562
Provision for income taxes	350	965
EBITDA	$12,674	$15,457

Average Utilization Rate of our Compressor Units. We measure the average compressor unit utilization rate of our fleet of compressor units as the average number of compressor units used to provide services on customer well sites during a particular period, divided by the total number of compressor units in our fleet at the end of such period. Our management primarily uses this metric to manage the number of idle compressor units in our fleet and to determine our future need for additional compressor units. We track our average utilization rate on a monthly basis.

The following table sets forth our historical fleet size and average number of compressor units being utilized to provide our production enhancement services on customer well sites during the periods shown and our historical average utilization rates during those periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Total compressor units in fleet (at period end)	3,687	3,623	3,687	3,623
Total compressor units in service (at period end)	2,808	2,731	2,808	2,731
Average number of compressor units in service (during period)(1)	2,783	2,707	2,760	2,696
Average compressor unit utilization (during period)(2)	75.8%	74.6%	75.3%	74.4%

(1)
“Average number of compressor units in service” for each period shown is determined by calculating an average of two numbers, the first of which is the number of compressor units being used to provide services on customer well sites at the beginning of the period and the second of which is the number of compressor units being used to provide services on customer well sites at the end of the period.

(2)
“Average compressor unit utilization” for each period shown is determined by dividing the average number of compressor units in service during such period by the average of two numbers, the first of which is the total number of compressors units in our fleet at the beginning of such period and the second of which is the total number of compressor units in our fleet at the end of such period.

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor units we placed into service, less the number of compressor units we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the three and six month periods ended June 30, 2011 is provided within the results of operations sections below.

Items Impacting the Comparability of Our Predecessor’s Results of Operations to Our Results of Operations

Results of our operations subsequent to the June 20, 2011 completion date of the Offering may initially not be comparable to the historical results of operations of our Predecessor for the periods presented below, for the following reasons:

•
A significant majority of our production enhancement services are being performed by our non-corporate subsidiary, Compressco Partners Operating, LLC pursuant to contracts that our counsel has concluded will generate qualifying income under Section 7704 of the Internal Revenue Code, or “qualifying income”. Our corporate subsidiary,  Compressco Partners Sub, Inc. will conduct substantially all of our operations that our counsel has not concluded will generate qualifying income and it will pay U.S. federal income tax with respect to such operations. Going forward, we intend to conduct substantially all of our new production enhancement service business pursuant to contracts that our counsel concludes will generate qualifying income and such business will be conducted through our Compressco Partners Operating, LLC. In addition, our international compression services operations are conducted primarily through foreign subsidiaries that are subject to local country taxation.

•
The contracts pursuant to which we provide production enhancement services that our counsel has concluded will generate qualifying income generally require us to pay certain ad valorem taxes and insurance expenses.

•
The results of our Predecessor’s operations include an allocation of certain general and administrative expenses from TETRA. We will be charged for certain general and administrative costs in accordance with the Omnibus Agreement we entered into with TETRA and our General Partner on June 20, 2011, and the amount of such charges reflected in our financial results could vary from the amounts of similar allocations included in our historical results of operations.

•
The results of our Predecessor’s operations include interest expense associated with revolving credit indebtedness owed to an affiliate of TETRA. Under this indebtedness, which originated in August 2004, our Predecessor could borrow up to $150 million at an interest rate of 9.0% per annum. This indebtedness was originally scheduled to mature on December 31, 2010 and the outstanding principal balance prior to the completion of the Offering was

$145.1 million. In December 2010, this indebtedness was refinanced to, among other changes, reduce the interest rate to 7.5% and extend the maturity date to December 31, 2020. We assumed approximately $32.2 million of this indebtedness (as partial consideration for the assets we acquired from TETRA in connection with the Offering), and this $32.2 million balance was repaid in full from the proceeds of the Offering. The balance of this intercompany indebtedness was repaid prior to the Offering. On June 24, 2011, we entered into a new $20.0 million revolving credit facility (which was undrawn through June 30,2011) and will use approximately $375,000 of the net proceeds received from the Offering to pay financing fees and transaction costs in connection with the closing of the revolving credit facility. As of June 30, 2011, after giving effect to the Offering and the use of the estimated proceeds thereof, we have borrowing capacity equal to the full $20 million commitment under the revolving credit facility, less $3.0 million that is set aside as a reserve that cannot be borrowed. Borrowings under the revolving credit facility will bear interest at our option at either one, two, three, or six month LIBOR (adjusted to reflect any required bank reserves) plus 2.25% per annum or the lender’s prime rate.

•
We anticipate that we will incur additional general and administrative expenses of approximately $2.0 million per year as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to our unitholders, annual financial audits, Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, attorney fees, incremental director and executive officer liability insurance costs and director compensation.

•
Given our partnership structure and cash distribution policy, we will distribute all of our “available cash” (as defined in our partnership agreement) from “operating surplus” (as defined in our partnership agreement) at the end of each quarter (excluding cash reserved to operate our business).

•
The balance of the net proceeds of the Offering (approximately $10.7 million) is available for general partnership purposes, which include funding the manufacturing of compressor units and the acquisition of field trucks and other equipment, as needed, and otherwise investing in short-term interest bearing securities.

•
We are not a restricted subsidiary of TETRA for purposes of TETRA’s credit facility with J.P. Morgan Chase Bank, N.A., as Administrative Agent, which we refer to as the “TETRA Credit Facility,” or under several series of notes that TETRA has issued pursuant to certain note purchase agreements in September 2004, April 2006, April 2008 and October 2010, which we collectively refer to as the “TETRA Senior Notes.” As such, our ability to take certain actions, including incurring indebtedness, granting liens on our assets and making acquisitions and capital expenditures, will not be restricted by the TETRA Credit Facility and the TETRA Senior Notes.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. Our management prepared these financial statements in conformity with United States generally accepted accounting principles. In preparing our combined financial statements, management makes assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management bases these estimates on historical experience, available information and various other assumptions it believes to be reasonable under the circumstances. Management periodically evaluates these estimates and judgments, including those related to potential impairments of long-lived assets, the useful life of long-lived assets, the collectability of accounts receivable, and the allocation of certain parent company administrative costs. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in our operating environment. Actual results are likely to differ from current estimates, and those differences may be material. The following critical accounting policies reflect the most significant judgments and estimates used in the preparation of our financial statements.

Impairment of Long-Lived Assets

The determination of impairment of long-lived assets is conducted periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Historically, our business has not experienced significant impairments of its long-lived compressor assets, as utilized compressor units generate cash flows sufficient to support their carrying values. Unutilized assets are well maintained and evaluated on a regular basis. Serviceable compressor units that are currently unutilized are anticipated to be placed in service in future years as demand increases, or as fully depreciated units in service are replaced. Sales of compressor units have historically been at selling prices in excess of asset cost. While we have not experienced significant impairments in the past, impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production.

Impairment of Goodwill

The impairment of goodwill is also assessed whenever impairment indicators are present but not less than once annually. An assessment for goodwill impairment consists of a comparison of partners’ capital to the estimation of the fair value. If partners' capital exceeds its estimated fair value, an impairment loss is calculated by comparing the carrying amount of our goodwill to our estimated implied fair value of that goodwill. Our estimates of fair value are imprecise and are subject to our estimates of the future cash flows of our business and our judgment as to how these estimated cash flows translate into our business’ estimated fair value. These estimates and judgments are affected by numerous factors, including our general economic environment at the time of our assessment. Specific uncertainties affecting the estimated fair value of our business include the prices received by our customers for natural gas production, the rate of future growth of our business, and the need and timing of the full resumption of the fabrication of new compressor units. In addition, our Mexico operation may continue to be disrupted by security and budgetary issues. If we overestimate the fair value of our business, the balance of our goodwill asset may be overstated. Alternatively, if our estimated fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. We believe our estimates of the fair value are reasonable. However, given the current volatile economic environment, the likelihood of material impairments of goodwill in future periods is high.

Bad Debt Reserves

Reserves for bad debts are calculated on a specific identification basis, whereby we estimate whether or not specific accounts receivable will be collected. Such estimates of future collectability may be incorrect, which could result in the recognition of unanticipated bad debt expenses in future periods. A significant portion of our revenues come from oil and gas exploration and production companies, and historically our estimates of uncollectible receivables have proven reasonably accurate. If, due to adverse circumstances, however, certain customers are unable to repay some or all of the amounts owed, an additional bad debt allowance may be required, and such amount may be material.

Depreciation

Property and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values. Estimates of the useful lives and salvage values of our property and equipment, including our compressor fleet, are inherently imprecise and subject to errors in judgment particularly due to unexpected operating conditions, quality of materials and components, and changing market conditions. Although our estimates of useful lives and salvage values have proven reasonably accurate in the past, if the actual useful life of property and equipment is less than the estimate used for purposes of computing depreciation expense, we could experience an acceleration in depreciation expense, which could result in unexpected volatility in our results of operations.

Equity-Based Compensation

In the past, TETRA granted to certain of Compressco’s employees stock options and restricted shares of TETRA common stock that remain outstanding. Compensation cost associated with such grants to Compressco employees have been included in our financial statements. Our General Partner has adopted the 2011 Long-Term Incentive Plan, which will provide for the granting of  restricted units and other unit-based awards. The compensation cost for all unit-based grants under the 2011 Long-Term Incentive Plan will be based on the grant date fair value estimated in accordance with Accounting Standards Codification 718 —“Compensation — Stock Compensation.” Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures over the most recent periods for the expected term. All of these estimates are inherently imprecise, and may result in compensation cost being recorded that is materially different from the actual fair value of the awards granted. While the assumptions for volatility and pre-vesting forfeiture rate are updated with each year’s option-valuing process, there have not been significant revisions made in these estimates to date.

Methodologies Used to Allocate Parent Company Administrative Costs

TETRA provides us with centralized corporate functions such as legal, accounting and financial reporting, treasury, insurance administration, claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and other corporate services and the use of facilities that support these functions. TETRA employs various allocation methodologies to determine the general and administrative costs incurred by TETRA and recorded in our financial statements presented herein. The allocation methodologies are based on an estimate by each parent company function of the time spent on behalf of our business. While the use of incorrect cost allocation estimates could significantly impact our levels of general and administrative expenses, we believe that the methodologies and estimates used to allocate indirect costs are reasonable. If certain general and administrative expenses were allocated using different methodologies, our results of operations could have been significantly different from those presented herein.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

Compressco Partners

					Period-to-Period Change
					Three	Six
					Months	Months
	Three Months Ended		Six Months Ended		Ended	Ended
	June 30,		June 30,		June 30,	June 30,
Combined Results of Operations	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
	(In Thousands)
Revenues:
Compression and other services	$19,813	$19,205	$39,207	$38,473	$608	$734
Sales of compressors and parts	2,513	846	5,003	1,912	1,667	3,091
Total revenues	$22,326	$20,051	$44,210	$40,385	$2,275	$3,825
Cost of revenues:
Cost of compression and other services	$10,494	$8,213	$20,771	$16,662	$2,281	$4,109
Cost of compressors and parts sales	1,716	481	3,525	1,185	1,235	2,340
Total cost of revenues	$12,210	$8,694	$24,296	$17,847	$3,516	$6,449

Selling, general and administrative expense	3,725	3,675	7,024	7,003	50	21
Depreciation and amortization	3,191	3,257	6,370	6,593	(66)	(223)
Interest expense	2,388	3,263	5,111	6,562	(875)	(1,451)
Other (income) expense, net	127	92	216	78	35	138
Income before income taxes	$685	$1,070	$1,193	$2,302	$(385)	$(1,109)
Provision for income taxes	132	452	350	965	(320)	(615)
Net income	$553	$618	$843	$1,337	$(65)	$(494)

					Period-to-Period Change
					Three	Six
	Percentage of Total Revenues				Months	Months
	Three Months Ended		Six Months Ended		Ended	Ended
	June 30,		June 30,		June 30,	June 30,
Combined Results of Operations	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010

Revenues:
Compression and other services	88.7%	95.8%	88.7%	95.3%	3.2%	1.9%
Sales of compressors and parts	11.3%	4.2%	11.3%	4.7%	197.0%	161.7%
Total revenues	100.0%	100.0%	100.0%	100.0%	11.3%	9.5%
Cost of revenues:
Cost of compression and other services	47.0%	41.0%	47.0%	41.3%	27.8%	24.7%
Cost of compressors and parts sales	7.7%	2.4%	8.0%	2.9%	256.8%	197.5%
Total cost of revenues	54.7%	43.4%	55.0%	44.2%	40.4%	36.1%

Selling, general and administrative expense	16.7%	18.3%	15.9%	17.3%	1.4%	0.3%
Depreciation and amortization	14.3%	16.2%	14.4%	16.3%	-2.0%	-3.4%
Interest expense	10.7%	16.3%	11.6%	16.2%	-26.8%	-22.1%
Other (income) expense, net	0.6%	0.5%	0.5%	0.2%	38.0%	176.9%
Income before income taxes	3.1%	5.3%	2.7%	5.7%	-36.0%	-48.2%
Net income	2.5%	3.1%	1.9%	3.3%	-10.5%	-36.9%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Our consolidated revenues for the three months ended June 30, 2011 increased 11.3% to $22.3 million, compared to $20.1 million for the three months ended June 30, 2010. This change was primarily associated with a 197.0% increase in revenues from sales of compressor units and parts, from $0.8 million during the three month period ended June 30, 2010 to $2.5 million during the three months ended June 30, 2011. The sales during 2011 were primarily customized units sold to a single customer pursuant to a large and ongoing purchase program. In addition to this increase in revenues from sales of compressor units and parts, revenues from compression and other services increased slightly, as we utilized an average of 2,783 compressor units to provide services during the three months ended June 30, 2011 compared to an average of 2,707 compressor units during the three months ended June 30, 2010. Domestic service revenues increased $0.6 million during the three months ended June 30, 2011 to $15.7 million, a 4.0% increase from the prior year’s period. This increase in domestic services revenues was primarily due to slightly increased demand. Canadian service revenues remained flat at approximately $1.0 million for both periods, as demand continues to be affected by lower natural gas prices and competitive pricing pressure in the Canadian market. Mexican revenues for the three months ended June 30, 2011 also remained flat at approximately $2.7 million, as demand has been hampered by Pemex budgetary constraints and security disruptions.

Cost of revenues

Consolidated cost of revenues increased from $8.7 million for the three months ended June 30, 2010 to $12.2 million for the same period in 2011. This change primarily reflects an increase in cost of compression and other services during the most recent period of 27.8% to $10.5 million compared to $8.2 million during the three months ended June 30, 2010. These increased operating expenses were caused by increased fuel, field labor, maintenance, repair, and refurbishment costs associated with our compressor units in service. In addition, this increase reflects the increased number of compressor units in service during the most recent period. Cost of compressor units sold increased significantly during the current period as a result of increased compressor sales. As a percentage of consolidated revenues, cost of revenues increased to 54.7% for the three months ended June 30, 2011 compared to 43.4% for the prior year period. This increase was also caused by the lack of growth in Mexican revenues and activity, which also resulted in lower consolidated operating profitability during the current year period. We are reviewing steps to control operating costs related to fuel, maintenance and labor, and we expect to see the impact of these efforts over the next several quarters.

Selling, general and administrative expense

Selling, general and administrative expenses remained flat at $3.7 million for the three months ended June 30, 2010 and June 30, 2011. As a percentage of consolidated revenues, our selling, general and administrative expense decreased during the current year quarter to 16.7% compared to 18.3% for the prior year’s period. Selling, general and administrative expense includes costs allocated by TETRA for administrative costs incurred by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, it includes the depreciation of other operating equipment and facilities locations, as well as the amortization of certain intangible assets. Depreciation and amortization expense decreased $0.1 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, a decrease of approximately 2.0%. This change was primarily due to the decreased size and cost of the compressor unit fleet.

Interest expense

Interest expense decreased from $3.3 million to $2.4 million due to the decrease in the interest rate effective December 31, 2010 on the note payable to an affiliate of TETRA from 9.0% to 7.5%. We assumed approximately $32.2 million of indebtedness (as partial consideration for the assets that were contributed from TETRA in connection with the Offering), and this $32.2 million balance was repaid in full from the proceeds of the Offering. Therefore, we will not reflect interest on this indebtedness subsequent to June 20, 2011.

Income before taxes and net income

 Income before taxes for the three months ended June 30, 2011 was $0.7 million, compared to $1.1 million for the three months ended June 30, 2010, a decrease of $0.4 million or 36.0%. As a percentage of consolidated total revenues, income before taxes decreased to 3.1% for the three months ended June 30, 2011, compared to 5.3% for the prior year’s period. Net income for the three months ended June 30, 2011 stayed flat at $0.6 million, compared to the prior year’s period.

Six months ended June 30, 2011 compared with six months ended June 30, 2010.

Revenues

Our consolidated revenues for the six months ended June 30, 2011 increased 9.5% to $44.2 million from $40.4 million for the six months ended June 30, 2010. This change was primarily associated with a 161.7% increase in revenues from sales of compressor units and parts, which increased from $1.9 million during the six months ended June 30, 2010 to $5.0 million during the six months ended June 30, 2011. The sales during 2011 were primarily customized units sold to a single customer pursuant to a large and ongoing purchase program. In addition to this increase in revenues from sales of compressor units and parts, revenues from compression and other services increased, as we utilized an average of 2,760 compressor units to provide services during the six months ended June 30, 2011 compared to an average of 2,696 compressor units during the six months ended June 30, 2010. Domestic service revenues increased $0.9 million during the six months ended June 30, 2011 to $30.9 million, a 2.9% increase from the prior year’s period. This increase in domestic services revenues was primarily due to increased demand. Canadian service revenues increased from $1.9 million for the six months ended June 30, 2010 to $2.0 million for the six months ended June 30, 2011, primarily due to increased activity, despite current natural gas prices in the Canadian market. Mexican revenues for the six months ended June 30, 2011 decreased 6.8% from $5.8 million to $5.4 million, due to a decrease in our business in Mexico partially caused by Pemex budgetary constraints and security disruptions.

Cost of revenues

Cost of revenues increased from $17.8 million for the six months ended June 30, 2010 to $24.3 million for the same period in 2011. This change primarily reflects an increase of 24.7%  in cost of compression and other services to $20.8 million during the six months ended June 30, 2011 compared to $16.7 million during the six months ended June 30, 2010. These increased operating expenses during the most recent six month period were caused by increased fuel, field labor, maintenance, repair, and refurbishment costs associated with our compressor units in service as well as costs associated with certain of our unutilized units in order to prepare them to be placed into service. In addition, this increase reflects the increased number of compressor units in service during the most recent period. Cost of compressor units sold increased significantly during the current period as a result of increased compressor sales. As a percentage of consolidated revenues, cost of revenues increased to 55.0% for the six months ended June 30, 2011 compared to 44.2% for the prior year period. This increase was also caused by the decrease in Mexican revenues and activity, which also resulted in lower consolidated operating profitability during the current year period. We are reviewing steps to control operating costs related to fuel, maintenance and labor, and we expect to see the impact of these efforts over the next several quarters.

Selling, general and administrative expense

Selling, general and administrative expenses remained flat at $7.0 million for the six months ended June 30, 2010 and June 30, 2011. As a percentage of consolidated revenues, our selling, general and administrative expense decreased during the six months ended June 30, 2011 to 15.9% compared to 17.3% for the prior year period. Selling, general and administrative expense includes costs allocated by TETRA for administrative costs incurred by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, depreciation and amortization expense also includes the depreciation of other operating equipment and facilities locations, as well as the amortization of certain intangible assets. Depreciation and amortization expense decreased $0.2 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, a decrease of approximately 3.4%. This change was primarily due to the decreased size and cost of the compressor unit fleet.

Interest expense

Interest expense decreased from $6.6 million to $5.1 million due to the decrease in the interest rate effective December 31, 2010 on the note payable to an affiliate of TETRA from 9.0% to 7.5%. We assumed approximately $32.2 million of indebtedness (as partial consideration for the assets we acquire from TETRA in connection with the Offering), which $32.2 million was repaid in full from the proceeds of the Offering. Therefore, we will not reflect interest on this indebtedness subsequent to June 20, 2011.

Income before taxes and net income

 Income before taxes for the six months ended June 30, 2011 was $1.2 million, compared to $2.3 million for the six months ended June 30, 2010, a decrease of $1.1 million or 48.2%. As a percentage of consolidated total revenues, income before taxes decreased to 2.7% for the six months ended June 30, 2011, compared to 5.7% for the prior year period. Net income for the six months ended June 30, 2011 was $0.8 million, compared to $1.3 million for the prior year period, a decrease of $0.5 million or 36.9%. As described above, our profitability decreased due to increased operating expenses, both domestically and internationally.

Liquidity and Capital Resources

Our primary cash requirements are for distributions for partners, working capital requirements, normal operating expenses and capital expenditures. Our source of funds for our liquidity needs will be the remainder of the net proceeds retained from the Offering of approximately $10.7 million, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity, which we believe will be sufficient to meet our working capital requirements. We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors.”

With respect to distributions, we expect to pay a minimum quarterly distribution of $0.3875 per unit, which equates to approximately $6.1 million per full quarter, or approximately $24.3 million per full year, based on the number of common and subordinated units and the percentage of general partner interest outstanding immediately after the Offering. On July 21, 2011, we declared a cash distribution attributable to the quarter ended June 30, 2011 of $0.047 per unit. This distribution is prorated for the portion of the quarter after June 20, 2011, the completion date of the Offering, and equates to a distribution of $0.3875 per outstanding unit for a complete quarter or $1.55 per outstanding unit on an annualized basis. This cash distribution will be paid on August 15, 2011 to all unitholders of record as of the close of the business on August 1, 2011. Please read ”Our Cash Distribution Policy and Restrictions on Distributions” in the Prospectus.

Cash Flows

The following table summarizes our primary sources and uses of cash for the six month periods ended June 30, 2011 and 2010 :

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Net cash provided by (used in) operating activities	$5,203	$15,562
Net cash provided by (used in) investing activities	(3,625)	(1,845)
Net cash provided by (used in) financing activities	11,007	(14,576)

Operating Activities

Net cash from operating activities decreased by $10.4 million during the six months ended June 30, 2011 to $5.2 million compared to $15.6 million for the same period of 2010, primarily due to decreased earnings and an increase in working capital over the prior year period.

Investing Activities

Capital expenditures during the six months ended June 30, 2011 increased by $1.8 million to $3.6 million compared to $1.8 million for the same period of 2010 due to an increase in the number of compressor units manufactured during the period. Total compressor units manufactured during the first half of 2011 increased to 53, from 41 compressor units completed in the prior year period. In particular, we have significantly decreased the number of compressor units manufactured for our domestic operations, when activity during the period was slow.

Financing Activities

Our sources of funds for liquidity needs will be the remainder of the net proceeds retained from the Offering, cash generated from our operations, long-term and short-term borrowings and future issuances of equity. Historically, our sources of liquidity included cash internally generated from operations as well as intercompany loans and capital contributions from TETRA. Our cash receipts were deposited in TETRA’s bank accounts and all cash disbursements were made from these accounts. Accordingly, the amount of cash reflected in previous periods in our Predecessor financial statements was not indicative of its actual cash position, as TETRA retained any cash surplus, shortfalls and debt borrowings on its balance sheet. Cash transactions handled by TETRA were reflected in net parent equity. Net cash provided by and used in financing activities represents the pass through of our predecessor’s net cash flows to TETRA, pursuant to its cash management program.

We received net proceeds from the Offering of approximately $42.9 million, after deducting the underwriting discount, structuring fees and offering expenses based on the initial public offering price of $20.00 per common unit. We used approximately $32.2 million of the net proceeds received from the Offering to retire intercompany indebtedness owed to TETRA, which we assumed as partial consideration for the assets we acquired from TETRA in connection with the Offering. The balance of the net proceeds of the Offering (approximately $10.7 million) will be available for general partnership purposes, which include funding the manufacturing of compressor units and the acquisition of field trucks and other equipment, as needed, and otherwise investing in short-term interest bearing securities.

Bank Credit Facilities

On June 24, 2011, we entered into a new $20.0 million revolving credit facility agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all of our existing and future, direct and indirect, domestic subsidiaries are guarantors. The Credit Agreement includes borrowing capacity of $20.0 million, less $3.0 million that is set aside as a reserve that cannot be borrowed. The credit facility is available for letters of credit (at a sublimit of $5.0 million) and a $20.0 million uncommitted expansion feature. The credit facility will be used to fund working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as we are not in default, the Credit Agreement could also be used to fund quarterly distributions at the option of the board of directors of our General Partner. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement is June 24, 2015.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our existing and future, direct and indirect, domestic subsidiaries’ assets (excluding real property) and all of the capital stock of our existing and future, direct and indirect, domestic subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).

Borrowings under the Credit Agreement are limited to a borrowing base that is determined based on our accounts receivable, inventory, and compressor fleet. We have availability on our revolving credit facility of $16.9 million, based upon a $16.9 million borrowing base and having no outstanding balance or outstanding letters of credit as of June 30, 2011.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.50% per annum. In addition to paying interest on any outstanding principal under our revolving credit facility, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.425% per annum, paid quarterly in arrears. We are also required to pay customary collateral monitoring fees and letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

At any time, we may voluntarily reduce the unutilized portion of the revolving commitment amount. In addition, at any time, we may prepay, in whole or in part, outstanding amounts under the Credit Agreement without premium or penalty, other than customary “breakage” costs with respect to Eurodollar rate loans. The Credit Agreement contains a mandatory prepayment feature that requires the prepayment of amounts outstanding under the Credit Agreement (without a concurrent reduction of the revolving credit facility commitment): (i) upon a sale or transfer of our assets (excluding inventory sold in the ordinary course of business and subject to exceptions, including reinvestment of proceeds); (ii) upon the receipt of proceeds from the issuance of any indebtedness (other than indebtedness permitted by the Credit Agreement); (iii) when there is an availability shortfall under the Credit Agreement; and (iv) upon receipt of property or casualty insurance proceeds or condemnation awards (unless applied to replace lost or condemned assets).

The Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarter basis, whenever availability is less than $5 million. In addition, the Credit Agreement includes customary negative covenants, which, among other things, limit our ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investment, acquisitions or other restricted payments. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, or ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the revolving credit facility to be in force and effect, and change of control.  If an event of default occurs, our lenders would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and all actions permitted to be taken by secured creditors.

Off Balance Sheet Arrangements

As of June 30, 2011, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of these lawsuits against us cannot be predicted with certainty, management does not expect that any of these legal proceedings would, if determined adversely against us, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, including asset recoveries, working capital, capital expenditures, financial condition, other results of operations, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are described in our Prospectus filed with the SEC on June 16, 2011, and are set forth from time to time in our filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating natural gas prices, please read “Risk Factors — Risks Related to Our Business” in our Prospectus filed with the SEC on June 16, 2011. We depend on domestic and international demand for and production of natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenue and cash available for distribution to our unitholders to decrease in the Offering Prospectus. We do not intend to hedge our indirect exposure to fluctuating commodity prices.

We will have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility, but for the three months and six months ended June 30, 2011, we did not have any such indebtedness. Accordingly, unless and until we have outstanding a material amount of borrowings on the revolving credit facility, we do not expect to have any material floating interest rate risk. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not have in place any hedges or forward contracts.

We have exposure to changes in foreign exchange rates associated with our operations in Mexico. Most of our billings under our contracts with Pemex and other clients in Mexico are in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. A hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate by 2.0% would have changed our net income by approximately $0.1 million for the three months ended June 30, 2011 and less than $25,000 for the six months ended June 30, 2011. We may use certain derivative instruments to hedge our exposure to foreign exchange rates in the future, but as of August 15, 2011 we do not have in place any hedges or forward contracts.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2011, the end of the period covered by this quarterly report.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of these lawsuits against us cannot be predicted with certainty, management does not expect that any of these legal proceedings would, if determined adversely against us, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Prospectus filed with SEC  on  June 16, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)       None.

(b)      On June 20, 2011, we completed the initial public offering of a total of 2,670,000 common units pursuant to our registration statement on Form S-1 (File No. 333-155260), declared effective by the SEC on June 14, 2011. Raymond James & Associates, Inc. and J.P. Morgan Securities LLC acted as joint book-running managers and RBC Capital Markets, LLC acted as co-manager for the Offering. Pursuant to the registration statement, we registered the offer and sale of 2,875,000 common units, which included 375,000 common units subject to an option granted to the underwriters to cover over-allotments. The sale of the common units in our Offering closed on June 20, 2011. The underwriters did not elect to exercise their over-allotment option. The aggregate offering amount of the common units sold pursuant to the registration statement was $53.4 million, based on the public offering price of $20.00 per common unit, as the ultimate number of common units sold in the Offering was increased to 2,670,000. The net proceeds of the Offering were approximately $42.9 million after deducting the underwriting discounts, structuring fees and offering expenses. We used approximately $32.2 million of the net proceeds to pay intercompany debt owed to TETRA Technologies, Inc., and we expect to use approximately $375,000 to pay financing fees and transaction costs incurred in connection with a new credit facility. The balance of the net proceeds is available for general partnership purposes.

(c)      None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved.)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

3.1*
Certificate of Limited Partnership of Compressco Partners, L.P. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on November 10, 2008 (File No. 333-155260)).

3.2*
First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P., dated June 20, 2011  (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on June, 24, 2011 (File No. 001-35195)).

3.3*
Certificate of Incorporation of Compressco Partners GP Inc. (Incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on November 10, 2008 (File No. 333-155260)).

3.4*
Bylaws of Compressco Partners GP Inc., dated June 20, 2011 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K filed with the SEC on June, 24, 2011 (File No. 001-35195)).

3.5*
Certificate of Correction of the Certificate of Limited Partnership of Compressco Partners, L.P. (Incorporated by reference to Exhibit 3.5 to an Amendment to the Partnership’s Registration Statement on Form S-1 filed with the Commission on December 19, 2008 (File No. 333-155260)).

4.1*
Specimen Unit Certificate representing Common Units (Incorporated by reference to Exhibit 4.1to Amendment No. 3 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on April 12, 2011 (File No. 333-155260)).

10.1*
Contribution, Conveyance and Assumption Agreement, dated June 20, 2011, by and among Compressco, Inc., Compressco Field Services, Inc., Compressco Canada, Inc., Compressco de Mexico, S. de R.L. de C.V., Compressco Partners GP Inc., Compressco Partners, L.P.,  Compressco Partners Operating, LLC, Compressco Netherlands B.V., Compressco Holdings, LLC, Compressco Netherlands Coöperatief U.A., Compressco Partners Sub, Inc., TETRA International Incorporated, Production Enhancement Mexico, S. de R.L. de C.V. and TETRA Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 24, 2011 (File No. 001-35195)).

10.2*
Omnibus Agreement, dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 24, 2011 (File No. 001-35195)).

10.3*
Compressco Partners, L.P. 2011 Long Term Incentive Plan (Incorporated by reference to Exhibit  10.3 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on May 27, 2011 (File No. 333-155260)).

10.4*
Form of Compressco Partners, L.P. 2011 Long Term Incentive Plan Restricted Unit Agreement (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on May 27, 2011 (File No. 333-155260)).

10.5*
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on May 27, 2011 (File No. 333-155260)).

10.6*
Credit Agreement, dated June 24, 2011, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC and Compressco Partners Sub, Inc., as the borrowers, the Partnership’s existing and future domestic subsidiaries, as loan guarantors, and JP Morgan Chase Bank, N.A., as the lender. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 30, 2011 (File No. 001-35195)).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously Filed.
**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) Consolidated Statement of Partners’ Capital/Net Parent Equity for the six months ended June 30, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
	By:	Compressco Partners GP Inc., its general partner

Date: August 15, 2011	By:	/s/Ronald J. Foster
Ronald J. Foster, President
Principal Executive Officer

Date: August 15, 2011	By:	/s/Gary L. McBride
Gary L. McBride
Chief Financial Officer, Treasurer and Secretary Principal Financial Officer

EXHIBIT INDEX

3.1*
Certificate of Limited Partnership of Compressco Partners, L.P. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on November 10, 2008 (File No. 333-155260)).

3.2*
First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P., dated June 20, 2011  (included as Appendix A to the Offering Prospectus) (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on June, 24, 2011 (File No. 001-35195)).

3.3*
Certificate of Incorporation of Compressco Partners GP Inc. (Incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on November 10, 2008 (File No. 333-155260)).

3.4*
Bylaws of Compressco Partners GP Inc., dated June 20, 2011 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K filed with the SEC on June, 24, 2011 (File No. 001-35195)).

3.5*
Certificate of Correction of the Certificate of Limited Partnership of Compressco Partners, L.P. (Incorporated by reference to Exhibit 3.5 to an Amendment to the Partnership’s Registration Statement on Form S-1 filed with the Commission on December 19, 2008 (File No. 333-155260)).

4.1*
Specimen Unit Certificate representing Common Units (Incorporated by reference to Exhibit 4.1to Amendment No. 3 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on April 12, 2011 (File No. 333-155260)).

10.1*
Contribution, Conveyance and Assumption Agreement, dated June 20, 2011, by and among Compressco, Inc., Compressco Field Services, Inc., Compressco Canada, Inc., Compressco de Mexico, S. de R.L. de C.V., Compressco Partners GP Inc., Compressco Partners, L.P.,  Compressco Partners Operating, LLC, Compressco Netherlands B.V., Compressco Holdings, LLC, Compressco Netherlands Coöperatief U.A., Compressco Partners Sub, Inc., TETRA International Incorporated, Production Enhancement Mexico, S. de R.L. de C.V. and TETRA Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 24, 2011 (File No. 001-35195)).

10.2*
Omnibus Agreement, dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 24, 2011 (File No. 001-35195)).

10.3*
Compressco Partners, L.P. 2011 Long Term Incentive Plan (Incorporated by reference to Exhibit  10.3 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on May 27, 2011 (File No. 333-155260)).

10.4*
Form of Compressco Partners, L.P. 2011 Long Term Incentive Plan Restricted Unit Agreement (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on May 27, 2011 (File No. 333-155260)).

10.5*
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 filed with the Commission on May 27, 2011 (File No. 333-155260)).

10.6*
Credit Agreement, dated June 24, 2011, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC and Compressco Partners Sub, Inc., as the borrowers, the Partnership’s existing and future domestic subsidiaries, as loan guarantors, and JP Morgan Chase Bank, N.A., as the lender. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 30, 2011 (File No. 001-35195)).

31.1	Certification of Principal Executive Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously Filed.
**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) Consolidated Statement of Partners’ Capital/Net Parent Equity for the six months ended June 30, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.