Form 10-Q
period 2011-09-30
Compressco Partners, L.P.
filed 2011-11-14
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

As of November 14, 2011, there were 9,261,079 Common Units and 6,273,970 Subordinated Units outstanding.

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

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Compressco Partners, L.P.
Consolidated Statements of Operations
(In Thousands, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Compression and other services	$21,294	$19,199	$60,501	$57,672
Sales of compressors and parts	3,326	907	8,329	2,819
Total revenues	24,620	20,106	68,830	60,491

Cost of revenues (excluding depreciation and
amortization expense):
Cost of compression and other services	10,488	9,653	31,259	26,315
Cost of compressors and parts sales	2,512	512	6,037	1,697
Total cost of revenues	13,000	10,165	37,296	28,012

Selling, general and administrative expense	4,161	3,259	11,185	10,262
Depreciation and amortization	3,082	3,226	9,452	9,819
Interest (income) expense, net	(9)	3,267	5,102	9,829
Other (income) expense, net	598	9	814	87
Income before income tax provision	3,788	180	4,981	2,482
Provision for income taxes	497	101	847	1,066
Net income	$3,291	$79	$4,134	$1,416

Allocation of 2011 net income used for earnings per
unit calculation:
Net income	$3,291		$4,134
Net income applicable to the period through
June 19, 2011	-		296
Net income applicable to the period June 20
through September 30, 2011	$3,291		$3,838

General partner interest in net income	$66		$77
Common units interest in net income	$1,902		$2,216
Subordinated units interest in net income	$1,323		$1,545

Net income per common unit:
Basic	$0.21		$0.25
Diluted	$0.21		$0.24

Weighted average common units outstanding:
Basic	9,031,958		8,999,095
Diluted	9,191,637		9,158,596

Net income per subordinated unit:
Basic and Diluted	$0.21		$0.25

Weighted average subordinated units outstanding:
Basic and Diluted	6,273,970		6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Balance Sheets
(In Thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,566	$6,629
Trade accounts receivable, net of allowances for doubtful
accounts of $341 in 2011 and $304 in 2010	15,063	9,241
Inventories	15,372	17,731
Deferred tax asset	265	580
Prepaid expenses and other current assets	1,640	1,361
Total current assets	51,906	35,542

Property, plant, and equipment
Land and building	2,130	2,143
Compressors and equipment	134,496	128,939
Vehicles	12,704	13,152
Construction in progress	75	-
Total property, plant, and equipment	149,405	144,234
Less accumulated depreciation	(63,781)	(55,892)
Net property, plant, and equipment	85,624	88,342

Other assets:
Goodwill	72,161	72,161
Patents, trademarks and other intangible assets, net of accumulated
amortization of $469 in 2011 and $566 in 2010	47	102
Other assets	362	419
Total other assets	72,570	72,682
Total assets	$210,100	$196,566

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$2,538	$1,939
Accrued liabilities and other	4,711	4,660
Amounts payable to affiliates	7,661	-
Total current liabilities	14,910	6,599

Other liabilities:
Affiliate note payable	-	145,085
Deferred tax liabilities	4,364	18,881
Other long-term liabilities	48	48
Total other liabilities	4,412	164,014

Commitment and contingencies

Partners' equity:	-
Net parent equity	-	25,953
Common units (9,097,257 units issued and outstanding)	113,332	-
Subordinated units (6,273,970 units issued and outstanding)	73,120	-
General partner interest	3,598	-
Accumulated other comprehensive income	728	-
Total partners' equity	190,778	25,953
Total liabilities and partners' equity	$210,100	$196,566

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statement of Partners’ Capital / Net Parent Equity
(In Thousands)
(Unaudited)

					Accumulated
		Partners' Capital			Other
			Limited Partners		Compre-	Total
	Net Parent	General	Common	Subordinated	hensive	Partners'
	Equity	Partner	Unitholders	Unitholder	Income	Equity

Balance as of January 1, 2011	$25,953	$-	$-	$-	$-	$25,953
Net income attributable to
period January 1, 2011
through June 19,2011	296	-	-	-	-	296
Net contributions from parent
to Predecessor	119,156	-	-	-	-	119,156
Contribution of net assets
from Predecessor	(145,611)	3,536	69,035	71,870	1,170	-
Initial public offering proceeds,
net of underwriter discount	-	-	50,234	-	-	50,234
Offering costs	-	-	(7,978)	-	-	(7,978)
Net income attributable to
period June 20, 2011
through September 30, 2011	-	77	2,216	1,545	-	3,838
Distributions	-	(15)	(427)	(295)	-	(737)
Equity compensation	206	-	252	-	-	458
Other comprehensive income
(loss), net of tax	-	-	-	-	(442)	(442)
Balance as of September 30, 2011	$-	$3,598	$113,332	$73,120	$728	$190,778

See Notes to Consolidated Financial Statements

Compressco Partners’ L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$4,134	$1,416
Reconciliation of net income to cash provided
by operating activities:
Depreciation and amortization	9,452	9,819
Provision (benefit) for deferred income taxes	(2,709)	184
Equity compensation expense	458	193
Provision for doubtful accounts	321	161
(Gain) loss on sale of property, plant, and equipment	24	28
Changes in operating assets and liabilities:
Accounts receivable	(6,034)	2,626
Inventories	1,661	(113)
Prepaid expenses and other current assets	(1,012)	(361)
Accounts payable and accrued expenses	5,369	13,340
Other	46	43
Net cash provided by operating activities	11,710	27,336

Investing activities:
Purchases of property, plant, and equipment, net	(8,603)	(5,012)
Other investing activities	-	(36)
Net cash used in investing activities	(8,603)	(5,048)

Financing activities:
Proceeds from issuance of partnership common units, net of
underwriters' discount	50,234	-
Payment of offering costs	(7,349)	-
Payment of affiliate note payable	(32,200)	-
Distributions	(737)	-
Payment of financing costs	(362)	-
Net distribution (to) from parent	322	(24,984)
Net cash provided by (used in) financing activities	9,908	(24,984)

Effect of exchange rate changes on cash	(78)	8

Increase (decrease) in cash and cash equivalents	12,937	(2,688)
Cash and cash equivalents at beginning of period	6,629	4,578
Cash and cash equivalents at end of period	$19,566	$1,890

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – FORMATION OF THE PARTNERSHIP AND DESCRIPTION OF BUSINESS

Compressco Partners, L.P., a Delaware limited partnership, was formed to acquire certain natural gas wellhead compression-based production enhancement service business, operations and related assets and liabilities from Compressco, Inc. and its subsidiaries (Compressco) and certain assets, liabilities and operations of certain other subsidiaries of TETRA Technologies, Inc. (TETRA) conducting business in Latin America. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing Compressco Partners, L.P. and its wholly owned subsidiaries. We design and manufacture a majority of our compressor units and use these compressor units in conjunction with other equipment and personnel from affiliated companies to provide wellhead compression-based services to our customers. Our operations are located principally in the mid-continent, mid-western, Rocky Mountain, and Gulf Coast regions of the United States, as well as significant operations in Canada and Mexico and an established presence in other countries located in South America, Eastern Europe and the Asia-Pacific region.

Prior to the completion on June 20, 2011 of our initial public offering of 2,670,000 common units representing limited partner interests (the Offering), Compressco Partners GP Inc. (our General Partner) and Compressco Field Services, Inc., each a wholly owned subsidiary of TETRA, owned all of our ownership interests. In connection with the completion of the Offering, our General Partner and TETRA International Incorporated, a wholly owned subsidiary of TETRA, contributed to us certain natural gas wellhead compression-based production enhancement service business, operations and related assets and liabilities as well as certain well monitoring and automated sand separation services business and operations in Mexico and related assets and liabilities. In exchange for these contributions, we issued 6,026,757 common units and 6,273,970 subordinated units representing limited partner interests to our General Partner and TETRA International Incorporated and a 2.0% general partner interest and incentive distribution rights to our General Partner. For a discussion of the various agreements associated with this contribution transaction, see Note D – “Related-Party Transactions.” The transactions described above represent transactions between entities under common control. Consequently, we recorded the contributed assets at TETRA’s carrying value. Effective with the completion of the Offering on June 20, 2011, our operations are owned and operated by our wholly owned subsidiaries.

In connection with the Offering, TETRA and its affiliates contributed certain assets and liabilities to the capital of the Partnership in exchange for the units and general partner interest described above and the right to receive up to 400,500 additional common units valued at $20.00 per common unit if such additional common units were not acquired by the underwriters of the Offering by July 14, 2011 pursuant to the underwriters’ 30-day option to purchase any portion of the additional common units. The underwriters did not exercise their option to purchase any additional common units and the 400,500 additional common units were issued to TETRA and its affiliates on July 15, 2011 for no additional consideration.

NOTE B – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Presentation

For periods prior to June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent the unaudited combined financial position, results of operations, cash flows and changes in owner’s equity of our predecessor, which consists of the assets, liabilities and operations of Compressco and its subsidiaries and certain assets, liabilities and operations of certain other subsidiaries of TETRA conducting business primarily  in Mexico (together, our Predecessor). For the periods on and after June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows and changes in partners’ equity.

Our unaudited consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Staff Accounting Bulletin (SAB) Topic 1-B “Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Prior to the Offering, certain administrative expenses were incurred by TETRA on behalf of our Predecessor. The portion of TETRA’s cost of providing these services that can be directly or indirectly attributed to our operations has been allocated to our Predecessor and is included in the accompanying consolidated financial statements. Such allocations were calculated based on allocation factors, such as the estimated percentage of time and costs spent by TETRA to perform these administrative services on our Predecessor’s behalf, which our management believes is reasonable; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations. Subsequent to the Offering, our General Partner and other subsidiaries of TETRA provide services to us pursuant to an Omnibus Agreement, as further described in Note D – “Related Party Transactions.”

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 include all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the interim periods. Operating results for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2011.

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

Earnings Per Common and Subordinated Unit

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period.  Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit.  Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights),by the weighted average number of outstanding common and subordinated units, respectively, during the period. Prior to the Offering, we were wholly owned by TETRA. Accordingly, net income per common unit is not presented for periods prior to the Offering.

When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings, the amount of the incentive distribution rights, if any, is deducted from net income and allocated to our general partner for the period to which the calculation relates.  The remaining amount of net income, after deducting the incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net earnings.

When earnings are greater than distributions, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our general partner based on actual distributions.  When computing earnings per common and subordinated unit, the amount of the assumed incentive distribution rights, if any, is deducted from net income and allocated to our general partner for the period to which the calculation relates.  The remaining amount of net income, after deducting the assumed incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net earnings.

The following is a reconciliation of the weighted average number of common and subordinated units outstanding to the number of common and subordinated units used in the computations of net income per common and subordinated unit.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Common	Subordinated	Common	Subordinated
	Units	Units	Units	Units
Number of weighted average units outstanding	9,031,958	6,273,970	8,999,095	6,273,970
Restricted units outstanding	159,679	-	159,501	-
Average diluted units outstanding	9,191,637	6,273,970	9,158,596	6,273,970

Environmental Liabilities

The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in Partners’ Equity in the accompanying unaudited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such  international operations. Activity within accumulated other comprehensive income during the periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,
	2011	2010
	(In Thousands)
Balance, beginning of period	$1,018	$472
Foreign currency translation adjustment, net of taxes of
$0 and $80, respectively	(290)	99
Balance, end of period	$728	$571

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Balance, beginning of period	$495	$537
Foreign currency translation adjustment, net of taxes of
$490 and $307, respectively	233	34
Balance, end of period	$728	$571

Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,
	2011	2010
	(In Thousands)
Net income	$3,291	$79
Foreign currency translation adjustment	(290)	99
Comprehensive income	$3,001	$178

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Net income	$4,134	$1,416
Foreign currency translation adjustment	233	34
Comprehensive income	$4,367	$1,450

Allocation of Net Parent Equity and Partners’ Capital

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

The following table provides the carrying values in the assets and liabilities TETRA contributed to us:

Carrying Values
(In Thousands)

Cash and cash equivalents	$7,380
Trade accounts receivable	12,186
Inventories	16,057
Prepaid expenses and other current assets	1,594
Property, plant and equipment	144,113
Less accumulated depreciation	(60,379)
Goodwill	72,161
Intangibles and other long-term assets, net	131
Current liabilities	(10,980)
Affiliate note payable	(32,200)
Deferred tax liabilities	(4,403)
Other long-term liabilities	(49)
Net assets contributed	$145,611

Allocation of Net Income

Our net income is allocated to partners’ capital accounts in accordance with the provisions of the partnership agreement.

Distributions

On July 21, 2011, we declared a cash distribution attributable to a portion of the quarter ended June 30, 2011 of $0.047 per unit. The distribution was prorated for the portion of the quarter after June 20, 2011, the date of completion of the Offering, and equated to a distribution of $0.3875 per outstanding unit for a complete quarter or $1.55 per outstanding unit on an annualized basis. This cash distribution was paid on August 15, 2011 to all unitholders of record as of the close of business on August 1, 2011.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (ASU 2011-08), which simplifies how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a significant impact on our financial statements.

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), which has the objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are to be applied retrospectively. In October 2011, the FASB announced that it will consider deferring certain aspects of ASU 2011-05. The adoption of the accounting and disclosure requirements of this ASU is not expected to have a significant impact on our financial statements.

In May 2011, the FASB published ASU 2011-04, “Fair Value Measurement (Topic 820) – Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” whereby the FASB and the International Accounting Standards Board (IASB) aligned their definitions of fair value such that their fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of the accounting and disclosure requirements of this ASU will not have a significant impact on our financial statements.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt as of the following dates consisted of the following:

	Maturity Date	September 30, 2011	December 31, 2010
		(In Thousands)
7.5% Affiliate Note	December 31, 2020	$-	$145,085
Bank revolving line of credit facility	June 24, 2015	-	-

		-	145,085
Less current portion		-	-
Total long-term debt		$-	$145,085

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

On June 24, 2011, we entered into a new credit agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million less $3.0 million that is required to be set aside as a reserve that cannot be borrowed.

The credit facility is available for letters of credit (with a sublimit of $5.0 million) and includes an uncommitted $20.0 million expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of September 30, 2011, there is no balance outstanding under the Credit Agreement.  The maturity date of the Credit Agreement is June 24, 2015.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets (excluding real property) of our existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.50% per annum. In addition to paying interest on any outstanding principal under the Credit Agreement, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.425% per annum, paid quarterly in arrears.  We are also required to pay customary collateral monitoring fees and letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

NOTE D – RELATED PARTY TRANSACTIONS

Set forth below are descriptions of certain agreements we entered into with related parties in connection with the Offering. The descriptions are not complete and are qualified in their entirety by reference to the full text of the agreements, which are filed as exhibits to filings with the SEC.

Omnibus Agreement

On June 20, 2011, in connection with the completion of the Offering, we entered into an omnibus agreement (the Omnibus Agreement) with TETRA and our General Partner.

Under the terms of the Omnibus Agreement, the General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico and Argentina) and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based business . In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. The services provided by the employees of  the General Partner, TETRA, and TETRA’s subsidiaries under the Omnibus Agreement are required to be substantially similar in nature and quality to the services previously provided by these employees to our Predecessor, in connection with their management and operation of Compressco’s business and no lower in quantity than is reasonably necessary to assist us in the management and operation of our business, even if greater in quantity than previously provided prior to the completion of the Offering. Pursuant to the Omnibus Agreement, we reimburse the General Partner and TETRA for services they provide to us.

Under the terms of the Omnibus Agreement, TETRA has agreed to indemnify us for three years after the completion of the Offering against certain potential environmental claims, losses and expenses associated with the operation of our Predecessor prior to the completion of the Offering. TETRA’s maximum liability for this indemnification obligation is $5.0 million and TETRA will not have any obligation under this indemnification until our aggregate losses exceed $250,000. TETRA will have no indemnification obligations with respect to environmental claims made as a result of new or modified environmental laws promulgated after the completion of the Offering. We have agreed to indemnify TETRA for environmental claims arising following the completion of the Offering regarding the business contributed to us.

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

Under the terms of the Omnibus Agreement, we or TETRA may, but are under no obligation to, sell, lease or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired to meet either of our production enhancement or other oilfield services obligations, in such amounts, upon such conditions and for such periods of time, if applicable, as may be mutually agreed upon by TETRA and the General Partner. Any such sales, leases or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of the General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by the General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by the General Partner. In addition, unless otherwise approved by the conflicts committee of the General Partner’s board of directors, TETRA may purchase newly fabricated equipment from us at a negotiated price provided that such price may not be less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof.

TETRA has also agreed to indemnify us for liabilities related to: (1) certain defects in title to our assets as of the completion of the Offering and any failure to obtain, prior to the completion of the Offering, certain consents and permits necessary to own and operate such assets, to the extent we notify TETRA within three years after the completion of the Offering; and (2) tax liabilities attributable to the operation of our assets prior to the completion of the Offering.

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

2011 Long-Term Incentive Plan

The Compressco Partners, L.P. 2011 Long Term Incentive Plan (the 2011 Long-Term Incentive Plan) has been adopted by our General Partner. This plan is intended to promote our interests by providing to our employees, consultants, and directors incentive compensation, based on our common units, to encourage superior performance. The 2011 Long-Term Incentive Plan provides for grants of restricted units, phantom units, unit awards and other unit-based awards up to a plan maximum of 1,537,122 common units. This plan is also intended to attract and retain the services of individuals who are essential for our growth and profitability, as well as that of our Affiliates.

Restricted Unit Awards

Restricted unit awards under the 2011 Long-Term Incentive Plan are granted pursuant to restricted unit agreements and generally vest in one-third increments annually. Each of the restricted unit awards includes unit distribution rights, which enable the recipient to receive accumulated cash distributions on the restricted units in the same amounts as our unitholders receive cash distributions on our common units. Accumulated distributions associated with each underlying restricted unit are payable upon vesting of the related restricted unit (and are forfeited if the related restricted unit is forfeited). While the initial grants of restricted units vest solely with respect to the passage of time, the committee designated under the plan has the authority to grant any award from the 2011 Long-Term Incentive Plan with performance-based vesting conditions in addition to time-based vesting conditions. Awards that vest subject to performance-based vesting conditions are intended to further align the interests of key employees, directors and consultants with those of our unitholders.

Indemnification Agreement

Each of our directors and officers entered into an indemnification agreement with regard to their services as a director or officer, in order to enhance the indemnification rights provided under Delaware law and our partnership agreement. The individual indemnification agreements provide each such director or officer with the right to receive his or her costs of defense if he or she is made a party or witness to any proceeding other than a proceeding brought by or in the right of us, provided that such director or officer has not acted in bad faith or engaged in fraud with respect to the action that gave rise to his or her participation in the proceeding.

NOTE E – INCOME TAXES

Prior to the Offering, the financial results of our Predecessor’s operations were included in TETRA’s consolidated U.S. federal tax return. Accordingly, our Predecessor’s results of operations included a provision for federal, state and international income taxes, calculated on a separate return basis, for the period prior to the Offering.

Following the Offering, our operations are not subject to federal income tax other than the operations that are conducted through a taxable subsidiary. We will incur state and local income taxes in certain of the United States in which we conduct business. We incur income taxes and will be subject to withholding requirements related to certain of our operations in Canada, Mexico, and other foreign countries in which we operate. Furthermore, we will also incur Texas Margin Tax, which, in accordance with FASB ASC 740, is classified as an income tax for reporting purposes.

NOTE F – SUBSEQUENT EVENTS

On October 21, 2011, we declared a cash distribution attributable to the quarter ended September 30, 2011 of $0.3875 per unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution will be paid on November 15, 2011 to all unitholders of record as of the close of business November 1, 2011.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Prospectus filed with the SEC on June 16, 2011. This discussion includes forward-looking statements that involve certain risks and uncertainties. For periods prior to June 20, 2011, the accompanying unaudited consolidated financial statements and related notes represent the unaudited combined financial position, results of operations, cash flows and changes in net parent equity of our predecessor, which consists of the assets, liabilities and operations of Compressco, Inc. and its subsidiaries and certain assets, liabilities and operations of certain other subsidiaries of TETRA conducting business primarily in Mexico (together, our Predecessor). For the periods on and after June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows and changes in partners’ capital.

Business Overview

We are a leading provider of wellhead compression-based production enhancement services, or “production enhancement services,” to a broad base of natural gas and oil exploration and production companies operating throughout most of the onshore producing regions of the United States. Internationally, we have significant operations in Canada and Mexico and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region. Our production enhancement services primarily consist of wellhead compression, related liquids separation, gas metering, and vapor recovery services. In certain circumstances we also provide ongoing well monitoring services and, automated sand separation services in connection with our primary production enhancement services. While our services are applied primarily to mature wells with low formation pressures, our services are also employed on newer wells that have experienced significant production declines or are characterized by lower formation pressures. Our services are performed by our highly trained staff of regional service supervisors, optimization specialists and field mechanics. In addition, we design and manufacture a majority of the compressor units we use to provide our production enhancement services and, in certain markets, sell our compressor units to customers.

How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses per compressor unit, using month-to-month, year-to-date and year-to-year comparisons, and as compared to budget. This analysis is useful in identifying adverse cost trends and allows us to investigate the cause of these trends and implement remedial measures if possible. We define operating expenses as costs associated with providing production enhancement services. The most significant portions of our operating expenses are the labor costs of our field personnel, repair and maintenance of our equipment, and the fuel and other supplies consumed while providing our services. Other materials consumed while performing our services, ad valorem taxes, labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with the level of activities performed during a specific period. Our labor costs consist primarily of wages for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and nine month periods ended September 30, 2011 is provided within the results of operations sections below.

EBITDA. We view EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenue (compared to the prior month and prior year period), and as compared to budget. We define EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to assess:

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

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Net income	$3,291	$79	$4,134	$1,416
Provision for income taxes	497	101	847	1,066
Depreciation and amortization	3,082	3,226	9,452	9,819
Interest (income) expense	(9)	3,267	5,102	9,829
EBITDA	$6,861	$6,673	$19,535	$22,130

The following table reconciles cash flow from operating activities to EBITDA:

	Nine Months Ended
	September 30,
	2011	2010
	(In Thousands)
Cash flow from operating activities	$11,710	$27,336
Changes in current assets and current liabilities	(30)	(15,535)
Deferred income taxes	2,709	(184)
Other non-cash charges	(803)	(382)
Interest (income) expense	5,102	9,829
Provision for income taxes	847	1,066
EBITDA	$19,535	$22,130

Average Utilization Rate of our Compressor Units. We measure the average compressor unit utilization rate of our fleet of compressor units as the average number of compressor units used to provide services on customer well sites during a particular period, divided by the average of two numbers, the first of which is the total number of compressors units in our fleet at the beginning of such period and the second of which is the total number of compressor units in our fleet at the end of such period. Our management primarily uses this metric to manage the number of idle compressor units in our fleet and to determine our future need for additional compressor units. We track our average utilization rate on a monthly basis.

The following table sets forth our historical fleet size and average number of compressor units being utilized to provide our production enhancement services on customer well sites during the periods shown and our average utilization rates during those periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total compressor units in fleet (at period end)	3,706	3,652	3,706	3,652
Total compressor units in service (at period end)	2,861	2,743	2,861	2,743
Average number of compressor units in service (during period)(1)	2,835	2,737	2,786	2,702
Average compressor unit utilization (during period)(2)	77.6%	75.2%	75.7%	74.2%

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

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor units we placed into service, less the number of compressor units we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the three and nine month periods ended September 30, 2011 is provided within the results of operations sections below.

Items Impacting the Comparability of Our Predecessor’s Results of Operations to Our Results of Operations

Results of our operations subsequent to the June 20, 2011 completion date of the Offering may initially not be comparable to the historical results of operations of our Predecessor for the periods presented below, for the following reasons:

•
A significant majority of our production enhancement services is being performed by our non-corporate subsidiary, Compressco Partners Operating, LLC pursuant to contracts that our counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code, or “qualifying income”. Our corporate subsidiary, Compressco Partners Sub, Inc.  conducts substantially all of our operations that our counsel has not concluded generate qualifying income, and it pays U.S. federal income tax with respect to such operations. Going forward, we intend to conduct substantially all of our new domestic production enhancement service business pursuant to contracts that our counsel concludes will generate qualifying income and such business will be conducted through our Compressco Partners Operating, LLC. Our international compression services operations are conducted primarily through foreign subsidiaries that are subject to local country taxation.

•
The contracts pursuant to which we provide production enhancement services that our counsel has concluded generate qualifying income generally require us to pay related ad valorem taxes and insurance expenses.

•
The results of our Predecessor’s operations include an allocation of certain general and administrative expenses from TETRA. We are charged for certain general and administrative costs in accordance with the Omnibus Agreement we entered into with TETRA and our General Partner on June 20, 2011, and the amount of such charges reflected in our financial results could vary from the amounts of similar allocations included in our historical results of operations.

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

On June 24, 2011, we entered into a new credit agreement (which was undrawn through September  30, 2011) and we used approximately $375,000 of the net proceeds received from the Offering to pay financing fees and transaction costs in connection with the closing of the  credit agreement. As of September 30, 2011, after giving effect to the Offering and the use of the estimated proceeds thereof, we have borrowing capacity equal to a  $20 million commitment under the revolving credit facility, less $3.0 million that is set aside as a reserve that cannot be borrowed. Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.50% per annum.

•
We anticipate that we will incur additional general and administrative expenses of approximately $2.0 million per year as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to our unitholders, annual financial audits, Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, legal fees, director and executive officer liability insurance costs and director compensation.

•
Given our partnership structure and cash distribution policy, we will distribute all of our “available cash” from “operating surplus” or “capital surplus” (as such terms are defined in our partnership agreement) at the end of each quarter.

•
The balance of the net proceeds of the Offering (approximately $10.1 million) is available for general partnership purposes, which include funding the manufacturing of compressor units and the acquisition of field trucks and other equipment, as needed, and otherwise investing in short-term interest bearing securities.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. Our management prepared these financial statements in conformity with United States generally accepted accounting principles. In preparing our combined financial statements, management makes assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management bases these estimates on historical experience, available information and various other assumptions that it believes are reasonable under the circumstances. Management periodically evaluates these estimates and judgments, including those related to potential impairments of long-lived assets, the useful life of long-lived assets, the collectability of accounts receivable, and the allocation of certain parent company administrative costs. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in our operating environment. Actual results are likely to differ from current estimates, and those differences may be material. The following critical accounting policies reflect the most significant judgments and estimates used in the preparation of our financial statements.

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

Impairment of Goodwill

Goodwill is assessed for impairment whenever impairment indicators are present, but not less than once annually. An assessment for goodwill impairment consists of a comparison of partners’ capital to the estimation of the fair value. If the partners’ capital exceeds its estimated fair value, an impairment loss is calculated by comparing the carrying amount of our goodwill to our estimated implied fair value of that goodwill. Our estimates of fair value are imprecise and are subject to our estimates of the future cash flows of our business and our judgment as to how these estimated cash flows translate into our business’ estimated fair value. These estimates and judgments are affected by numerous factors, including our general economic environment at the time of our assessment. Specific uncertainties affecting the estimated fair value of our business include the prices received by our customers for natural gas production, the rate of future growth of our business, and the need and timing of the full resumption of the fabrication of new compressor units. In addition, our Mexico operation may continue to be disrupted by security and budgetary issues. If we overestimate the fair value of our business, the balance of our goodwill asset may be overstated. Alternatively, if our estimated fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. We believe our estimates of the fair value are reasonable. However, given the current volatile economic environment, the likelihood of material impairments of goodwill in future periods is increased.

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

Equity-Based Compensation

In the past, TETRA granted to certain of Compressco’s employees stock options and restricted shares of TETRA common stock that remain outstanding. Compensation cost associated with such grants to Compressco employees has been included in our financial statements. Our General Partner has adopted the 2011 Long-Term Incentive Plan, which will provide for the granting of restricted units and other unit-based awards. The compensation cost for all unit-based grants under the 2011 Long-Term Incentive Plan will be based on the grant date fair value estimated in accordance with Accounting Standards Codification 718 —“Compensation — Stock Compensation.” Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures over the most recent periods for the expected term. All of these estimates are inherently imprecise, and may result in compensation cost being recorded that is materially different from the actual fair value of the awards granted. While the assumptions for volatility and pre-vesting forfeiture rate are updated with each year’s option-valuing process, there have not been significant revisions made in these estimates to date.

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

Compressco Partners

					Period-to-Period Change
					Three	Nine
					Months	Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
Combined Results of Operations	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
	(In Thousands)
Revenues:
Compression and other services	$21,294	$19,199	$60,501	$57,672	$2,095	$2,829
Sales of compressors and parts	3,326	907	8,329	2,819	2,419	5,510
Total revenues	$24,620	$20,106	$68,830	$60,491	$4,514	$8,339
Cost of revenues:
Cost of compression and other
services	$10,488	$9,653	$31,259	$26,315	$835	$4,944
Cost of compressors and parts sales	2,512	512	6,037	1,697	2,000	4,340
Total cost of revenues	$13,000	$10,165	$37,296	$28,012	$2,835	$9,284
Selling, general and administrative
expense	4,161	3,259	11,185	10,262	902	923
Depreciation and amortization	3,082	3,226	9,452	9,819	(144)	(367)
Interest (income) expense	(9)	3,267	5,102	9,829	(3,276)	(4,727)
Other (income) expense, net	598	9	814	87	589	727
Income before income taxes	$3,788	$180	$4,981	$2,482	$3,608	$2,499
Provision for income taxes	497	101	847	1,066	396	(219)
Net income	$3,291	$79	$4,134	$1,416	$3,212	$2,718

					Period-to-Period Change
					Three	Nine
	Percentage of Total Revenues				Months	Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
Combined Results of Operations	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010

Revenues:
Compression and other services	86.5%	95.5%	87.9%	95.3%	10.9%	4.9%
Sales of compressors and parts	13.5%	4.5%	12.1%	4.7%	266.7%	195.5%
Total revenues	100.0%	100.0%	100.0%	100.0%	22.5%	13.8%
Cost of revenues:
Cost of compression and other	42.6%	48.0%	45.4%	43.5%	8.7%	18.8%
services
Cost of compressors and parts sales	10.2%	2.5%	8.8%	2.8%	390.6%	255.7%
Total cost of revenues	52.8%	50.6%	54.2%	46.3%	27.9%	33.1%
Selling, general and administrative	16.9%	16.2%	16.3%	17.0%	27.7%	9.0%
expense
Depreciation and amortization	12.5%	16.0%	13.7%	16.2%	-4.5%	-3.7%
Interest (income) expense	0.0%	16.2%	7.4%	16.2%	-100.3%	-48.1%
Other (income) expense, net	2.4%	0.0%	1.2%	0.1%	6544.4%	835.6%
Income before income taxes	15.4%	0.9%	7.2%	4.1%	2004.4%	100.7%
Net income	13.4%	0.4%	6.0%	2.3%	4065.8%	191.9%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Our consolidated revenues for the three months ended September 30, 2011 increased 22.5% to $24.6 million, compared to $20.1 million for the three months ended September 30, 2010. This change was associated with a 266.7% increase in revenues from sales of compressor units and parts, from $0.9 million during the three month period ended September 30, 2010 to $3.3 million during the three months ended September 30, 2011. During the current year quarter we sold 17 units compared to 5 units sold in the prior year period. A significant portion of the sales during the current year quarter were for customized units sold to specific customers pursuant to large and on-going purchase programs which we expect to continue throughout the remainder of 2011. Although sales of compressor units are a typical part of our operations, the level of revenues from sales of compressors is volatile, and more difficult to forecast compared to our compression services business. In addition to this increase in revenues from sales of compressor units and parts, revenues from compression and other services increased 10.9%, as we utilized an average of 2,835 compressor units to provide services during the three months ended September 30, 2011 compared to an average of 2,737 compressor units during the three months ended September 30, 2010. U.S. service revenues increased $0.5 million during the three months ended September 30, 2011 to $15.8 million, a 3.6% increase from the prior year’s period. This increase in U.S. service revenues was primarily due to overall increased industry demand and increased utilization rate. Canadian service revenues remained flat at approximately $1.0 million for both periods, as demand continues to be affected by lower natural gas prices and competitive pricing pressure in the Canadian market. Mexican service revenues for the three months ended September 30, 2011 increased 56.3% to $3.9 million compared to $2.5 million for the three months ended September 30, 2010. This increase is primarily due to reduced demand in the prior year period as a result of Pemex budgetary constraints and security disruptions. While these uncertainties could continue to affect operations, we expect continued increases in our Mexican activity levels going forward.

Cost of revenues

Consolidated cost of revenues increased from $10.2 million for the three months ended September 30, 2010 to $13.0 million for the same period in 2011. This change primarily reflects an increase in cost of compressors and part sales during the most recent period of 390.6% to $2.5 million compared to $0.5 million during the three months ended September 30, 2010. Cost of compressor units sold increased significantly during the current period as a result of increased compressor sales. Cost of compression and other services as a percentage of revenue decreased primarily due to improved efficiencies, cost reduction efforts, and increased Mexican activity. As a percentage of consolidated revenues, total cost of revenues increased to 52.8% for the three months ended September 30, 2011 compared to 50.6% for the prior year period.

Selling, general and administrative expense

Selling, general and administrative expenses increased approximately $0.9 million to $4.2 million for the three months ended September 30, 2011 compared to $3.3 million for the three months ended September 30, 2010. As a percentage of consolidated revenues, our selling, general and administrative expense increased during the current year quarter to 16.9% compared to 16.2% for the prior year’s period. The increase in current year period expense is primarily due to the additional administrative cost of being a public limited partnership and consists of increased salary and employee-related expenses associated with increased administrative staff, and increased professional fee expenses. Selling, general and administrative expense includes costs allocated by TETRA for administrative costs incurred by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, it includes the depreciation of other operating equipment and facilities locations, as well as the amortization of certain intangible assets. Depreciation and amortization expense decreased about $0.1 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Interest (income) expense

Interest expense was reflected in the prior period results of our Predecessor due to the note payable to an affiliate of TETRA. We assumed approximately $32.2 million of this indebtedness (as partial consideration for the assets that were contributed from TETRA in connection with the Offering), and this $32.2 million balance was repaid in full from the proceeds of the Offering. Since the Offering we have not had any indebtedness outstanding and therefore, we have not reflected any interest expense subsequent to June 20, 2011.

Other (income) expense

Other expense increased $0.6 million during the three months ended September 30, 2011 compared to the prior year primarily due to foreign currency exchange losses as a result of currency volatility for our Mexican and Canadian operations.

Income before taxes, provision for income taxes, and net income

 Income before taxes for the three months ended September 30, 2011 was $3.8 million, compared to $0.2 million for the three months ended September 30, 2010, an increase of $3.6 million. As a percentage of consolidated total revenues, income before taxes increased to 15.4% for the three months ended September 30, 2011, compared to 0.9% for the prior year’s period. Our operations are not subject to U.S Federal income tax other than with respect to the operations that are conducted through our taxable U.S corporate subsidiary, resulting in a lower effective tax rate compared to the prior year period operations of our Predecessor. We also incur state and local income taxes in certain states and we incur income taxes related to our operations in Canada and Latin America. Net income for the three months ended September 30, 2011 increased $3.2 million compared to the prior year’s period. As described above, our profitability increased due to increased revenues, both domestically and internationally.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010.

Revenues

Our consolidated revenues for the nine months ended September 30, 2011 increased 13.8% to $68.8 million from $60.5 million for the nine months ended September 30, 2010. This change was primarily associated with a 195.5% increase in revenues from sales of compressor units and parts, which increased from $2.8 million during the nine months ended September 30, 2010 to $8.3 million during the nine months ended September 30, 2011.  A significant portion of the sales during 2011 were for customized units sold to specific customers pursuant to large and on-going purchase programs which we expect to continue throughout the remainder of 2011. Although sales of compressor units are a typical part of our operations, the level of revenues from sales of compressors is volatile, and more difficult to forecast compared to our compression services business.  In addition to this increase in revenues from sales of compressor units and parts, revenues from compression and other services increased by approximately $2.8 million as we utilized an average of 2,786 compressor units to provide services during the nine months ended September 30, 2011 compared to an average of 2,702 compressor units during the nine months ended September 30, 2010. U.S service revenues increased $1.0 million during the nine months ended September 30, 2011 to $46.7 million. This increase in U.S. service revenues was primarily due to increased utilization and demand. Canadian service revenues stayed flat at approximately $2.9 million for the nine months ended September 30, 2011 compared to the prior year period. Mexican service revenues for the nine months ended September 30, 2011 increased 13.7% from $8.4 million for the nine months ended September 30, 2010 to $9.5 million for the nine months ended September 30, 2011. This year over year increase is primarily due to the Pemex budgetary constraints and security disruptions in 2010. Despite these continuing uncertainties, activity in Mexico is increasing due to increased demand by Pemex.

Cost of revenues

Cost of revenues increased from $28.0 million for the nine months ended September 30, 2010 to $37.3 million for the same period in 2011. This change is largely due to higher cost of compressors and part sales of $6.0 million during the nine months ended September 30, 2011 compared to $1.7 million during the nine months ended September 30, 2010 due to the increased sales. Cost of compression and other services increased by $4.9 million or 18.8% from $26.3 million for the nine months ended September 30, 2010 to $31.3 million for the nine months ended September 30, 2011.The increased cost of compression and other services during the most recent nine month period was caused by increased fuel, field labor, maintenance, repair, and refurbishment costs associated with our compressor units in service as well as costs associated with certain of our unutilized units in order to prepare them to be placed into service. In addition, this increase reflects the increased number of compressor units in service during the most recent period. As a percentage of consolidated revenues, cost of revenues increased to 54.2% for the nine months ended September 30, 2011 compared to 46.3% for the prior year period.

Selling, general and administrative expense

Selling, general and administrative expenses increased by approximately $0.9 million from $10.3 million for the nine months ended September 30, 2010 to $11.2 million for the nine months ended September 30, 2011.  As a percentage of consolidated revenues, our selling, general and administrative expense decreased during the nine months ended September 30, 2011 to 16.3% compared to 17.0% for the prior year period, as increased expenses were more than offset by the increases in revenue discussed above. The increase in current year period expense includes the additional administrative cost of being a public limited partnership and consists of increased salary and employee-related expenses associated with increased administrative staff and professional fee expenses. Selling, general and administrative expense also includes costs allocated by TETRA for administrative costs incurred by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, depreciation and amortization expense also includes the depreciation of other operating equipment and facilities, as well as the amortization of certain intangible assets. Depreciation and amortization expense decreased $0.4 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, a decrease of approximately 3.7%. This change was primarily due to the decreased number of units being depreciated.

Interest (income) expense

Interest expense decreased by $4.7 million or 48.1% from $9.8 million for the nine months ended September 30, 2010 to $5.1 million for the nine months ended September 30, 2011. We assumed approximately $32.2 million of indebtedness (as partial consideration for the assets we acquire from TETRA in connection with the Offering), which was repaid in full from the proceeds of the Offering. Since the Offering we have not had any indebtedness outstanding and therefore, we have not reflected any interest expense subsequent to June 20, 2011.  In addition, this decrease is due to the decrease in the interest rate effective December 31, 2010 on the note payable to an affiliate of TETRA from 9.0% to 7.5% during the portion of the current year period the intercompany indebtedness was outstanding.

Other (income) expense

Other expense increased $0.7 million during the nine months ended September 30, 2011 compared to the prior year primarily due to foreign currency exchange losses as a result of currency volatility for our Mexican and Canadian operations.

Income before taxes, provision for income taxes, and net income

 Income before taxes for the nine months ended September 30, 2011 was $5.0 million, compared to $2.5 million for the nine months ended September 30, 2010, an increase of $2.5 million or approximately 100.7%. As a percentage of consolidated total revenues, income before taxes increased to 7.2% for the nine months ended September 30, 2011, compared to 4.1% for the prior year period.  Our operations are not subject to U.S Federal income tax other than with respect to the operations that are conducted through our taxable U.S corporate subsidiary, resulting in a lower effective tax rate compared to periods prior to our June 20, 2011 completion date of the Offering. We also incur state and local income taxes in certain states and we incur income taxes related to our operations in Canada and Latin America.  Net income for the nine months ended September 30, 2011 was $4.1 million, compared to $1.4 million for the prior year period, an increase of $2.7 million or 191.9%. As described above, our profitability increased due to increased revenues, both domestically and internationally.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses and capital expenditures. Our source of funds for our liquidity needs will be our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity, which we believe will be sufficient to meet our working capital requirements. We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors.”

With respect to distributions, we expect to pay a minimum quarterly distribution of $0.3875 per unit, which equates to approximately $6.1 million per full quarter, or approximately $24.6 million per full year, based on the number of common and subordinated units and the percentage of general partner interest outstanding. On August 15, 2011, we paid a cash distribution of $0.047 attributable to the portion of the quarter ended June 30, 2011 subsequent to the June 20, 2011 completion date of the Offering. On October 21, 2011, we declared a cash distribution attributable to the quarter ended September 30, 2011 of $0.3875 per unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution will be paid on November 15, 2011 to all unitholders of record as of the close of the business on November 1, 2011. Please read “Our Cash Distribution Policy and Restrictions on Distributions” in the Prospectus.

Cash Flows

The following table summarizes our primary sources and uses of cash for the nine month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Net cash provided by operating activities	$11,710	$27,336
Net cash used in investing activities	(8,603)	(5,048)
Net cash provided by (used in) financing activities	9,908	(24,984)

Operating Activities

Despite an increase in earnings, net cash from operating activities decreased by $15.6 million during the nine months ended September 30, 2011 to $11.7 million compared to $27.3 million for the same period of 2010, due to increased usage in working capital compared to the prior year period.

Investing Activities

Capital expenditures during the nine months ended September 30, 2011 increased by $3.6 million to $8.6 million compared to $5.0 million for the same period of 2010 due to an increase in the number of customized compressor units manufactured during the period. In addition, during the current year period, we incurred capital expenditures on upgrades to a portion of our existing fleet.

Financing Activities

Our sources of funds for liquidity needs are the remainder of the net proceeds retained from the Offering, cash generated from our operations, long-term and short-term borrowings and future issuances of equity. Historically, our sources of liquidity included cash internally generated from operations as well as intercompany loans and capital contributions from TETRA. Our cash receipts were deposited in TETRA’s bank accounts and all cash disbursements were made from these accounts. Accordingly, the amount of cash reflected in previous periods in our Predecessor financial statements was not indicative of its actual cash position, as TETRA retained any cash surplus, shortfalls and debt borrowings on its balance sheet. Cash transactions handled by TETRA were reflected in net parent equity. Net cash provided by and used in financing activities represents the pass through of our predecessor’s net cash flows to TETRA, pursuant to its cash management program.

We received net proceeds from the Offering of approximately $42.3 million, after deducting the underwriting discount, structuring fees and offering expenses based on the initial public offering price of $20.00 per common unit. We used approximately $32.2 million of the net proceeds received from the Offering to retire intercompany indebtedness owed to TETRA, which we assumed as partial consideration for the assets we acquired from TETRA in connection with the Offering. Our available cash balances are available for general partnership purposes, which include funding the manufacturing of compressor units and the acquisition of field trucks and other equipment, as needed, and otherwise investing in short-term interest bearing securities.

Bank Credit Facilities

On June 24, 2011, we entered into a new credit agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million, less $3.0 million that is required to be set aside as a reserve that cannot be borrowed. The credit facility is available for letters of credit (with a sublimit of $5.0 million) and includes a $20.0 million uncommitted expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of September 30, 2011, there is no balance outstanding under the Credit Agreement. The maturity date of the Credit Agreement is June 24, 2015.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets (excluding real property) of our existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect, subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).

Borrowings under the Credit Agreement are limited to a borrowing base that is determined based on our accounts receivable, inventory, and compressor fleet. We have availability on our revolving credit facility of $16.5 million, based upon a $16.5 million borrowing base and having no outstanding balance or outstanding letters of credit as of September 30, 2011.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.50% per annum. In addition to paying interest on any outstanding principal under the Credit Agreement, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.425% per annum, paid quarterly in arrears. We are also required to pay customary collateral monitoring fees and letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

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

Off Balance Sheet Arrangements

As of September 30, 2011, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of these lawsuits against us cannot be predicted with certainty, management does not expect that any of these legal proceedings would, if determined adversely against us, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating natural gas prices, please read “Risk Factors — Risks Related to Our Business” in our Prospectus filed with the SEC on June 16, 2011. We depend on domestic and international demand for and production of natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenue and cash available for distribution to our unitholders to decrease in the future. We do not intend to hedge our indirect exposure to fluctuating commodity prices.

We will have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility, but for the three months and nine months ended September 30, 2011, we did not have any such indebtedness outstanding. Accordingly, unless and until we have outstanding a material amount of borrowings on the revolving credit facility, we do not expect to have any material floating interest rate risk. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not have in place any hedges or forward contracts.

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with Pemex and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. A hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate by 2.0% would have changed our net income by $0.1 million for the three months ended September 30, 2011 and approximately $0.1 for the nine months ended September 30, 2011. We may use certain derivative instruments to hedge our exposure to foreign exchange rates in the future, but as of November 14, 2011 we do not have in place any hedges or forward contracts.

Item 4.     Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2011, the end of the period covered by this quarterly report.

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

Item 1A.     Risk Factors.

There has been no material changes in the information pertaining to our Risk Factors as disclosed in our Prospectus filed with SEC on June 16, 2011.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

    (a)     None.

    (b)     On June 20, 2011, we completed the initial public offering of a total of 2,670,000 common units pursuant to our registration statement on Form S-1 (File No. 333-155260), declared effective by the SEC on June 14, 2011. Pursuant to the registration statement, we registered the offer and sale of 2,875,000 common units, which included 375,000 common units subject to an option granted to the underwriters to cover over-allotments. The sale of the common units in our Offering closed on June 20, 2011. The underwriters did not elect to exercise their over-allotment option. The aggregate offering amount of the common units sold pursuant to the registration statement was $53.4 million, based on the public offering price of $20.00 per common unit, as the ultimate number of common units sold in the Offering was increased to 2,670,000. The net proceeds of the Offering were approximately $42.3 million after deducting the underwriting discounts, structuring fees and offering expenses. We utilized approximately $32.2 million to repay intercompany debt owed to TETRA and we paid approximately $0.4 million for financing costs associated with our new credit agreement. We expect to use the remaining net proceeds for general partnership purposes.

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
**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended  September30, 2011 and 2010; (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) Consolidated Statement of Partners’ Capital/Net Parent Equity for the nine months ended September 30, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPRESSCO PARTNERS, L.P. By: Compressco Partners GP Inc., its general partner

Date: November 14, 2011	By:	/s/Ronald J. Foster
Ronald J. Foster, President
Principal Executive Officer

Date: November 14, 2011	By:	/s/Gary L. McBride
Gary L. McBride
Chief Financial Officer, Treasurer and Secretary Principal Financial Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously Filed.
**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) Consolidated Statement of Partners’ Capital/Net Parent Equity for the nine months ended September 30, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.