Form 10-K
period 2011-12-31
Compressco Partners, L.P.
filed 2012-03-22
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO       .

COMMISSION FILE NUMBER 001-35195

Compressco Partners, L.P.
(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-3450907
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

101 Park Avenue, Suite 1200
Oklahoma City, Oklahoma	73102
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (405) 677-0221

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS	NASDAQ GLOBAL MARKET
(TITLE OF CLASS)	(NAME OF EXCHANGE ON WHICH REGISTERED)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER (AS DEFINED IN RULE 405 OF THE SECURITIES ACT). YES [  ]   NO [ X ]
INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE ACT. YES [   ]   NO [ X ]
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
YES  [ X ]                                   NO [   ]
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” AND “SMALLER REPORTING COMPANY”  IN RULE  12b-2 OF THE EXCHANGE ACT. (CHECK ONE):
LARGE ACCELERATED FILER [ ]	ACCELERATED FILER [ ]	NON-ACCELERATED FILER [ X ]	SMALLER REPORTING COMPANY [ ]
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]

THE AGGREGATE MARKET VALUE OF COMMON UNITS HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $45,453,428 AS OF JUNE 30, 2011, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
NUMBER OF COMMON UNITS OUTSTANDING AS OF MARCH 20, 2012 WAS 9,243,985 UNITS.
DOCUMENTS INCORPORATED BY REFERENCE- NONE

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including, without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements reflect our current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in “Item 1A. Risk Factors.”  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or projected.

Unless the context requires otherwise, when we refer to “we,” “us,” “our,” and “the Partnership,” we are describing Compressco Partners, L.P. and its wholly owned subsidiaries on a consolidated basis. References to “Compressco Partners GP” or “our general partner” refer to our general partner, Compressco Partners GP Inc. References to “TETRA” refer to TETRA Technologies, Inc. and TETRA’s controlled subsidiaries, other than us. References to “Compressco” refer to Compressco, Inc. and its controlled subsidiaries, other than us. References to “TETRA International” refer to TETRA International Incorporated and TETRA International’s controlled subsidiaries. References to “Compressco Partners Predecessor” or “our Predecessor” refer to the predecessor of Compressco Partners for accounting purposes. As further described elsewhere in this Annual Report, our Predecessor consists of (1) all of the historical assets, liabilities and operations of Compressco, combined with (2) certain assets, liabilities and operations of TETRA International conducting wellhead compression-based production enhancement services and related well monitoring and automated sand separation services in Mexico. References to the “offering” refer to the Partnership’s initial public offering of 2,670,000 common units representing limited partner interests in the Partnership (common units) at $20.00 per common unit completed on June 20, 2011 pursuant to a Registration Statement on Form S-1, as amended (File No. 333-155260) (the Registration Statement), initially filed on November 10, 2008 by the Partnership with the Securities and Exchange Commission (the SEC) pursuant to the Securities Act, including a prospectus regarding the offering (the Prospectus) filed with the Commission on June 16, 2011 pursuant to Rule 424(b).

PART I

Item 1. Business.

General

We are a leading provider of wellhead compression-based and other production enhancement services, or “production enhancement services,” to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe and the Asia-Pacific region. Our production enhancement services primarily consist of wellhead compression, related liquids separation, gas metering, and vapor recovery services. Although our services are applied primarily to mature wells with low formation pressures, they are also utilized effectively on newer wells that have experienced significant production declines or that are characterized by lower formation pressures. In certain circumstances, we also provide ongoing well monitoring services, and, in Mexico, automated sand separation services in connection with our primary production enhancement services. Our field services are performed by our general partner’s highly trained staffs of regional service supervisors, optimization specialists, and field mechanics. We design and manufacture most of the compressor units we use to provide our production enhancement services. In certain markets, we sell the compressor units we manufacture to customers. We continue to pursue a growth strategy that includes expanding our existing businesses – both through internal growth and acquisitions – domestically and internationally.

Our operations are organized into a single business segment. For financial information regarding our revenues and total assets, see Note K –Geographic Information contained in the Notes to Consolidated Financial Statements in this Annual Report.

We are a Delaware limited partnership formed in October 2008 by TETRA. Our headquarters are located at 101 Park Avenue, Suite 1200, in Oklahoma City, Oklahoma. Our phone number is 405-677-0221, and our website is accessed at www.compressco.com. We make available on our website, free of charge, our Corporate Governance Guidelines, Code of Conduct, Financial Code of Ethics, and Audit Committee Charter, as well as our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as is reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings with the SEC. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. We will also make these documents available in print, free of charge, to any unitholder who requests such information.

At the completion of the offering, TETRA contributed to us substantially all of the business, operations and related assets and liabilities of our Predecessor. As a result of the formation transactions that occurred in connection with the offering, TETRA has a significant economic interest in us through its ownership of common units and subordinated units, which as of, December 31, 2011, represents an aggregate 41.8% and 40.8% limited partner interests in us, respectively, and through its ownership of our general partner, which, as of December 31, 2011, has a 2.0% general partner interest in us as well as incentive distribution rights. In the offering, we issued 2,670,000 common units to the public, which, as of December 31, 2011, represent an aggregate 17.4% limited partner interest in us. In connection with the offering, we also issued restricted units to certain directors, executive officers and other employees of our general partner.

A significant majority of our services is performed by our wholly owned subsidiary Compressco Partners Operating, LLC, a limited liability company (our “Operating LLC”) pursuant to contracts that our legal counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code, or “qualifying income.” We do not pay U.S. federal income taxes on the portion of our business conducted by Operating LLC. Compressco Partners Sub, Inc., another wholly owned subsidiary of ours (our “Operating Corp”) conducts substantially all of our operations that our legal counsel has not concluded generate qualifying income and it pays U.S. federal income tax with respect to such operations. In the future, we intend to conduct substantially all of our new production enhancement service business pursuant to contracts that generate qualifying income and such business will be conducted through our Operating LLC.

Omnibus Agreement

Under our Omnibus Agreement with TETRA, which we entered into on June 20, 2011, in connection with the completion of the offering, our general partner provides all personnel and services reasonably necessary to manage our operations and conduct our business, other than in Mexico and Argentina, and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based business. In addition, under the Omnibus Agreement, TETRA provides corporate and general and administrative services requested by our general partner including, without limitation, certain legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Pursuant to the Omnibus Agreement, we reimburse our general partner and TETRA for services they provide to us. We may sometimes refer herein to the personnel of our general partner and TETRA providing services for the conduct of our business as “our personnel” or other similar references.

Under the Omnibus Agreement, we or TETRA may, but neither of us is under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the other, for such periods of time and in such amounts as may be mutually agreed upon by TETRA and our general partner. Any such services are required to be performed on terms that are (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between

TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our general partner.

Under the Omnibus Agreement, we or TETRA may, but neither of us is under any obligation to, sell, lease or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired, in such amounts, upon such conditions and for such periods of time, as may be mutually agreed upon by TETRA and our general partner. Any such sales, leases or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA may purchase newly fabricated equipment from us at a negotiated price provided that such price may not be less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof.

The Omnibus Agreement (other than the indemnification obligations contained therein) will terminate upon the earlier to occur of (i) a change of control of the general partner or TETRA or (ii) the third anniversary of the offering, unless we, our general partner, or TETRA decide to extend the term of the Omnibus Agreement.

We rely on our general partner’s board of directors and executive officers to manage our operations and make decisions on our behalf. Our general partner is an indirect, wholly owned subsidiary of TETRA. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner or its directors. All of our general partner’s directors are elected by TETRA. Our general partner does not receive any management fee in connection with its management of our business. However, our general partner may receive incentive distributions resulting from holding incentive distribution rights.

Products and Services

We provide production enhancement services to a broad base of natural gas and oil exploration and production companies operating throughout most of the onshore producing regions of the United States. Internationally, we have significant operations in Canada and Mexico and a growing presence in certain countries in South America, Eastern Europe and the Asia-Pacific region. Our production enhancement services primarily consist of wellhead compression, related liquids separation, gas metering and vapor recovery services. Our service supervisors and field mechanics also provide lubrication services, maintenance service, and parts sales. While we typically target natural gas wells in our operating regions that produce between 30 thousand and 300 thousand cubic feet of natural gas per day (“Mcf/d”) and wells that produce less than 50 barrels of fluids per day (in order to maximize our compressor units’ ability to separate fluids effectively), we also provide our services on wells that produce 50 to 150 barrels of fluid per day. We design and manufacture most of the compressor units we use to provide our production enhancement services and, in certain markets, sell our compressor units to customers. In certain circumstances, we also provide ongoing well monitoring services and, in Mexico, automated sand separation services in connection with our primary production enhancement services.

We believe that the value, breadth and quality of services that we provide to natural gas and oil producers give us an advantage over our competitors who primarily provide only equipment and maintenance services, without ongoing monitoring and modification services.

We design and manufacture compressor units in a manufacturing facility located in Oklahoma City, Oklahoma that we own. Our manufacturing facility is currently capable of producing up to 80 new compressor units per month. Additionally, we lease a facility in Calgary, Alberta, Canada, where we complete the assembly of cold weather GasJack® units.

The majority of the components we use to manufacture our compressor units are obtained from third-party suppliers, which makes our manufacturing process primarily an assembly operation. We are able to hire and train new employees on the manufacturing and assembly processes quickly and without significant training costs. As a result, we believe that we could double the scale of our manufacturing operations, if necessary, without requiring a significant increase in capital expenditures.

Maintenance and repair of our compressor units that are already in service occurs at our customers’ field locations, while major refurbishment occurs at our manufacturing facilities and separate service facilities.

GasJack® unit fleet

We primarily utilize our natural gas powered GasJack® compressors, or “GasJack® units,” to provide wellhead compression services. Our GasJack® units increase gas production by reducing surface pressure, which allows wellbore fluids that would normally block gas flow to produce up the well. The fluids are separated from the gas and the fluids-free gas flows into the GasJack® unit, where it is compressed. The compressed gas is then cooled before being sent to the gas sales line. The separated fluids are either stored in an on-site customer-provided tank or injected into the gas sales line for separation downstream.

The 46-horsepower GasJack® unit is an integrated power/compressor unit equipped with an industrial 460-cubic inch, V-8 engine that uses natural gas from the well to power one bank of cylinders that, in turn, powers the other bank of cylinders, which provide compression. This configuration is capable of creating vacuum conditions of up to 12 in/hg (inches of mercury) and discharge pressures of up to 450 PSIG (Pounds per Square Inch Gauge).

Our GasJack® units enable us to provide reliable service, and their compact size makes them easy to transport to the customer’s well site. We believe that our GasJack® unit is more fuel-efficient, produces lower emissions, and handles variable fluid conditions encountered in natural gas and oil wells more effectively, than the higher horsepower screw and reciprocating compressors utilized by many of our competitors. Our compact GasJack® unit allows us to perform wellhead compression; fluids separation and optional gas metering services all from one skid, thereby providing services that otherwise would generally require the use of multiple, more costly pieces of equipment as offered by many of our competitors. Our cold-weather GasJack® package is completely enclosed in an insulated and heated building. The building allows us to operate and provide routine maintenance in relative comfort. As of December 31, 2011, we had a fleet of 3,145 GasJack® units, 2,575 of which were being utilized to provide services.

We design and manufacture our GasJack® units to meet applicable customer and government regulatory health, safety and environmental requirements. Certain of our GasJack® units are designed to meet Class 1 Division II electrical classification compliance. Each GasJack® unit operated in the European market must be “CE certified.” A CE certified GasJack® unit complies with the essential requirements of the relevant European health, safety and environmental protection. Many components of our CE certified GasJack® units are different from those used to manufacture our standard GasJack® units. Our cold weather GasJack® package is compliant with Canadian safety and environmental codes. We believe our ability to meet these varying requirements further differentiates us from our competitors and is important to our growing presence in European and Canadian markets.

VJack™ unit fleet

We utilize our electric VJack™ compressors, or “VJack™ units,” to provide our production enhancement services on wells located in larger, mature oil fields, such as the Permian Basin in West Texas and New Mexico, and in environmentally sensitive markets, such as California, when electric power is available at the production site. We believe that our VJack™ unit provides production uplift with zero engine-driven emissions and requires significantly less maintenance than a natural gas powered compressor. Our VJack™ unit is designed for vapor recovery applications (to capture natural gas vapors emitting from closed storage tanks after production and to reduce storage tank pressures) and backside pumping applications on oil wells (to reduce pressures caused by casing head gas in oil wells with pumping units). Based on GasJack® unit technology, the VJack™ unit is capable of full wellbore stream production, and can handle up to 50 bpd of liquids on a standard skid package. As of December 31, 2011, we had a fleet of 50 VJack™ units, 37 of which were being utilized to provide services.

Our GasJack® and VJack™ compressor units are mounted on steel skids (standard compressor units are on a 4 foot by 12 foot skid and weigh 4,750 lbs., while cold weather units are on an 8.5 foot by 15.5 foot skid and weigh 12,000 lbs). This allows us to easily and efficiently move them from one area or country to another on a semi-trailer truck, on a trailer hauled by a standard pickup truck or by ship.

ePumper® system

Utilizing our ePumper® system, a state-of-the-art SCADA satellite telemetry-based reporting system, we remotely monitor, in real time, whether our services are being continuously provided at each well site. The ePumper® system has been instrumental in improving the response time of our field personnel and, consequently, reducing well downtime and increasing production for our customers.

Well Monitoring and Automated Sand Separation Services

In certain circumstances, in connection with our primary production enhancement services, we also provide ongoing well monitoring services and, in Mexico, automated sand separation services. Our well monitoring services consist of ongoing testing and evaluation of wells to determine how our wellhead compression services are optimizing the production from a well. We utilize well-testing equipment to gather well data that our personnel assess to determine the expected production uplift that may be achieved by the provision of our wellhead compression services on the well, as well as to determine the optimal way to utilize our wellhead compression services to provide for maximum production uplift. These services allow well operators to make informed decisions about how to maximize the production from a well.

We utilize an automated sand separator, a high-pressure vessel with automated valve operation functions, at the well to remove solids that would otherwise cause abrasive wear damage to production enhancement and other equipment that is installed downstream and inhibit the production from the well. The solids removed in this automated process are collected in tanks for later disposal.

Production Enhancement Services Contract Terms

A significant portion of the production enhancement services we perform are conducted pursuant to services contracts that our counsel has concluded will generate qualifying income that is not subject to federal income taxes. Under our services contracts, we are responsible for providing our services in accordance with the particular specifications of a job. As owner and operator, we are responsible for operating and maintaining the equipment we use to provide our services. Our domestic services contracts typically have an initial term of one month and, unless terminated by us or our customers with 30-days notice, continue on a month-to-month basis thereafter. We charge our customers a fixed monthly fee for the services specified in each service order under the contract. If the level of services we provide falls below certain contractually specified percentages, other than as a result of factors beyond our control, our customers are generally entitled, upon request, to limited credits against our service fees. To date, we have not issued material credits as a result of these provisions.

We own the equipment we use to provide services to our customers, and we bear the risk of loss to this equipment to the extent not caused by (i) a breach of certain obligations of the customer, primarily involving the service site and the fuel gas being supplied to us, or (ii) an uncontrolled well condition.

As owner of the equipment, we are obligated to pay ad valorem taxes levied on the equipment and certain insurance expenses and we cannot seek reimbursement for such taxes and expenses from our customers.

Argentina Early Production Facility Services

We also provide early production services (“EPS”) to a customer in Argentina. TETRA paid the costs and expenses associated with the preparation and submission of the bid, and the costs and expenses related to the engineering, fabrication, installation and mobilization of equipment necessary to provide EPS to this customer. TETRA recently registered an entity in Argentina and is in the process of qualifying with the customer as a vendor. We and TETRA have agreed that we will assign or subcontract the operations under the EPS contract to TETRA as soon as

TETRA is qualified with the customer to carry out operations in Argentina under the EPS contract. According to the terms of our agreement with TETRA, we will receive a portion of the profits generated under the EPS contract.

Sources of Raw Materials

Some of the components used in our compressor units are obtained from a single supplier or a limited group of suppliers. Our reliance on these suppliers involves several risks, including a potential inability to obtain an adequate supply of required components in a timely manner. We do not have long-term contracts with these suppliers. If we experience unexpected unavailability of these components, we believe that there are adequate alternative suppliers and that any impact would not be severe.

Market Overview and Competition

Customers

We provide our production enhancement services to a broad base of natural gas and oil producers throughout most of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe and the Asia-Pacific region.

While most of our domestic services are performed in the Ark-La-Tex region, San Juan Basin, and Mid-Continent region of the united States, we also have a substantial presence in other U.S. producing regions, including the Permian Basin, North Texas, Gulf Coast, Central and North Rockies, and California. Although we have historically focused on serving customers with production in mature conventional fields, we also service customers in some of the largest and fastest growing unconventional fields in the United States, including the Cotton Valley Trend, Barnett Shale, Fayetteville Shale, Woodford Shale, Piceance Basin, and Marcellus Shale. We continue to seek opportunities to further expand our operations into other regions.To provide our customers with flexibility, generally our agreements may be terminated upon 30 days’ notice. We charge a monthly fee for our services under our services contracts. We typically provide a low cost two-week trial of our production enhancement services, which allows our customers to confirm the effectiveness of our services prior to entering into a service contract. Although we enter into short-term contracts and have added a significant number of new customers over the last few years, many of our largest customers have been with us for over five years. Our five largest customers for the year ended December 31, 2011, were Petróleos Mexicanos (PEMEX), BP, Santos, Devon Energy, and EXCO Resources. These five customers accounted for approximately 14.3%, 14.3%, 5.8%, 3.4% and 2.4% of our revenues for year ended December 31, 2011. The loss of all or even a portion of the services we provide to these customers could have a material adverse affect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Competition

The wellhead compression-based production enhancement services business is highly competitive. The primary competition for our production enhancement services comes from various local and regional companies that utilize packages consisting of a screw compressor with a separate engine driver or a reciprocating compressor with a separate engine driver. These competitors tend to compete with us on the basis of price rather than equipment specifications. To a lesser extent, we face competition from large national and multinational companies with greater financial resources than ours. While these large companies have traditionally focused on higher-horsepower natural gas gathering and transportation equipment and services and have represented limited competition, one or more of these companies could elect to compete in the wellhead compression-based production enhancement services business segment. In addition, our competitors include plunger lift and other artificial lift service providers and companies engaged in leasing compressors and other equipment.

Many of our competitors attempt to compete on the basis of price. We believe our pricing has proven to be competitive because of the significant increases in the value that results from use of our services, our superior customer service and highly trained field personnel, and the quality of the compressor units we use to provide the services.

Other Business Matters

Marketing and Distribution

We utilize various marketing strategies to promote our services. Central to our marketing efforts is our emphasis on performing well data analyses at our petroleum engineering office in The Woodlands, Texas. Our engineering staff primarily focuses on geologic basins with reservoir characteristics that are known to be responsive to our technology analyzing publicly available production data to identify wells within those basins that we believe could benefit from our production enhancement services. We proactively market to producers in these basins. We believe this strategy of performing well data analyses and approaching producers with targeted solutions increases our marketing and application success rates and further differentiates us from our competitors.

Our marketing representatives attempt to build close working relationships with our existing and potential customers and educate them about our services by scheduling personal visits and consultations, hosting and attending various production enhancement-focused tradeshows and conferences and participating in industry organizations, such as the Independent Petroleum Association and the Society of Petroleum Engineers. We often sponsor and make presentations at industry events that are targeted to production managers, compression specialists and other related decision makers. Our marketing representatives also use these marketing opportunities to promote our value-added service initiatives, such as the use of our ePumper® SCADA satellite telemetry-based system, our well site optimization program, and our call center.

We stay informed of new technologies and growth markets, such as unconventional basins, and position ourselves to take advantage of marketing opportunities that are available in those markets. We continue to hire additional marketing representatives for new growth markets.

Backlog

Our backlog is not indicative of our estimated future revenues, because a majority of our services and products either are not provided or sold under long-term contracts or do not require long lead times to procure or deliver.

Employees

As of December 31, 2011, our general partner, certain of our subsidiaries and certain other subsidiaries of TETRA had an aggregate of 420 full-time employees who provide services to conduct our operations. Our general partner’s domestic employees and our employees in Canada are not subject to a collective bargaining agreement. Our employees in Argentina are subject to a collective bargaining agreement. The employees of TETRA who provide services to us in Mexico are subject to numerous collective labor agreements. We believe that our general partner and our applicable subsidiaries have good relations with these employees, and we have not experienced work stoppages in the past.

Patents, Proprietary Technology, and Trademarks

It is our practice to enter into confidentiality agreements with key employees, consultants, and third parties to whom we disclose our confidential and proprietary information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of our trade secrets and expertise or that others may not independently develop similar trade secrets or expertise. Our management believes, however, that it would require a substantial period of time and substantial resources to independently develop similar know-how or technology.

We sell various products and services under a variety of trademarks and service marks, some of which are registered in the United States.

Health, Safety, and Environmental Affairs Regulations

We are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and the environment. The primary environmental laws that impact our operations in the United States include:

•	the Clean Air Act and comparable state laws, and regulations thereunder, which regulate air emissions;

•
the Clean Water Act and comparable state laws, and regulations thereunder, which regulate the discharge of pollutants into regulated waters, including industrial wastewater discharges and storm water runoff;

•	the Resource Conservation and Recovery Act, or “RCRA,” and comparable state laws, and regulations, thereunder, which regulate the management and disposal of solid and hazardous waste; and

•
the federal Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” and comparable state laws and regulations thereunder, known more commonly as “Superfund,” which impose liability for the cleanup of releases of hazardous substances in the environment.

Our operations in the United States are also subject to regulation under the Occupational Safety and Health Act, or “OSHA,” and comparable state laws, and regulations thereunder, which regulate the protection of the health and safety of workers.

The Clean Air Act and implementing regulations and comparable state laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our GasJack® units and require us to meet more stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008. We do not expect these rules and requirements to have a material adverse effect on our operations or financial condition. We have developed a cost effective emission control device to meet the more stringent air standards for our newly manufactured engines, as well as an emission control device that is easily retrofitted onto existing engines when necessary. Nevertheless, there can be no assurance that these rules or any other new regulations requiring the installation of more sophisticated emission control equipment would not have a material adverse impact.

In some instances, permits for emissions from our GasJack® units must be obtained from either state or federal agencies. Our standard services contracts provide that our customers are responsible for obtaining permits required for the operation of our equipment at the customer site and maintaining compliance with all permits. In addition, our contracts require our customers to indemnify us for certain environmental liabilities, including liabilities arising from their failure to comply with environmental laws and certain releases of contaminants into the environment.

On December 15, 2009, the U.S. Environmental Protection Agency, or “EPA,” published its final findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Subsequently, the EPA has adopted regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 8, 2010, the EPA finalized regulations to expand the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities. Reporting of greenhouse gas emissions from such facilities would be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA or state environmental agencies from implementing the rules. Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources.

The Clean Water Act and implementing regulations and comparable state laws and regulations prohibit the discharge of pollutants into regulated waters without a permit and establish limits on the levels of pollutants contained in these discharges. In addition, the Clean Water Act and other comparable laws and regulations regulate storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Our facilities are in compliance with these requirements, as necessary.

RCRA and implementing regulations and state laws and regulations control the management and disposal of solid and hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of certain wastes that we generate including, but not limited to, used oil, antifreeze, filters, sludges, and paint, solvents and sandblast materials. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. We believe we are in compliance with these requirements, as applicable. We are considered a conditionally exempt small quantity generator under the RCRA.

CERCLA and comparable state laws and regulations impose strict, joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of such hazardous substances released at a site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs.

Many of the sites we own or operate or at which we provide our services have been utilized for many years by Compressco and third parties over whom we have no control, in support of our services or other industrial operations. Our standard services contracts allocate liability for releases of contaminants at the service sites between us and our customers, such that we may be responsible only for small superficial releases and our customers are responsible for larger, more extensive releases. We are not currently responsible for any remedial activities at these service sites. There is, however, always the possibility that our current or future use of such properties, or of other properties where we provide services, may result in spills or releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment or otherwise may cause us to become subject to remediation costs and liabilities under CERCLA, RCRA or other environmental laws. The costs and liabilities associated with the future imposition of such remedial obligations upon us could have a material adverse effect on our operations or financial position.

We are subject to the requirements of OSHA and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we maintain and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in compliance with these applicable requirements and with other comparable laws.

Our operations outside the United States are subject to various foreign governmental laws and regulations relating to the environment, health and safety, and other regulated activities in the countries in which we operate. We believe that our operations are in substantial compliance with existing foreign governmental laws and regulations and that compliance with these foreign laws and regulations has not had a material adverse effect on operations.

Item 1A. Risk Factors.

Forward Looking Statements

Some information included in this report, other materials filed or to be filed with the SEC, as well as information included in oral statements or other written statements made or to be made by us contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words “assume,” “may,” “will,” “should,” “goal,” “anticipate,” “expect,” “estimate,” “could,” “believes,” “seeks,” “plans,” “intends,” “projects” or “targets” and similar expressions that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements.

Where any forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from actual results, and the difference between assumed facts or bases and actual results could be material, depending on the circumstances. It is important to note that actual results could differ materially from those projected by such forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the date this report is filed with the SEC, we cannot assure you that such expectations will prove correct.

Factors that could cause our results to differ materially from the results discussed in these forward-looking statements include, but are not limited to, the following:

•	the demand for and production of natural gas;

•	the level of sales of compressor units;

•	our ability to make cash distributions to holders of our common units at the minimum quarterly distribution rate under our cash distribution policy;

•	our dependency on significant customers, including PEMEX;

•	the levels of competition we encounter, including competition from TETRA;

•	economic and operating conditions that are outside our control, including changes in the global economic environment;

•	our ability to retain management and personnel;

•	complexities involving our growth in foreign countries;

•	budgetary constraints and ongoing violence in Mexico;

•	foreign currency and interest rate risks;

•	our dependency on particular suppliers;

•	restrictions and growth limitations as a result of our revolving credit facility;

•	risks related to our growth strategy;

•	environmental regulatory risks;

•	the impact of uninsured losses;

•	possible impairment of long-lived assets, including goodwill; and

•	internal control risks.

All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph, and we undertake no obligation to publicly update or revise any forward-looking statements.

Certain Business Risks

Although it is not possible to identify all of the risks we encounter, we have identified the following significant risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecasted, or estimated by us in this report.

We depend on domestic and international demand  for and production of natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenue and cash available for distribution to our unitholders to decrease.

Our production enhancement services operations are significantly dependent upon the demand for, and production of, natural gas in the various domestic and international locations in which we operate. Natural gas production and consumption may be affected by, among other factors, natural gas prices, weather, demand for energy, and availability of alternative energy sources. Natural gas prices were volatile in 2011, with Henry Hub prices ranging from a high of $4.72 per British thermal units, or “MMBtu” in January 2011 to a low of $2.97 per MMBtu in December 2011. The Henry Hub price for natural gas as of December 31, 2011 was $2.98 per MMBtu and has dropped to as low as $2.23 in January 2012. Seasonality and the amount of natural gas in storage play a prominent role in natural gas prices. From time to time, in certain of our operating regions, wellhead prices are substantially lower than Henry Hub prices. Any prolonged, substantial reduction in the demand for natural gas would, in all likelihood, depress the level of production activity and result in a decline in the demand for our production enhancement services, which would reduce our cash available for distribution. In addition, natural gas production from newly developed shale plays continues to increase the amount of natural gas in storage, which tends to depress natural gas prices.

While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. In certain markets in which we operate, lower natural gas prices have resulted in increased pressure to lower the pricing for our services, which will have a negative impact on our operating cash flows. Historically, and most recently in late 2009 and early 2010, when natural gas prices declined, an increased number of our domestic customers terminated their service contracts with us. A sustained decrease in the price of natural gas may again cause customers to cease production of natural gas, or “shut-in” natural gas wells. If customers shut in wells due to a decline in natural gas prices, or any other reason, demand for our services may decline.

We had significant revenues and operating cash flows during 2011 from the sale of compressor units, and this level of sales activity may not be sustainable in the future.

A significant factor in our anticipated growth in revenues is expected revenues from the sales of compressor units. During 2011, we reported revenues of approximately $13.2 million from the sale of  compressor units and parts, primarily related to compressor unit sales to two customers. The level of compressor unit sales is expected to decrease going forward. Unlike compression-based services, sales of compressor units are generally nonrecurring. The demand for our compressor units are also affected by several factors, including the price of natural gas and the level of capital spending by our customers. To the extent the level of these sales decreases in the future our revenues and cash flows will be negatively affected.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of any debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units at the minimum quarterly distribution rate under our cash distribution policy.

To make our cash distributions at our minimum quarterly distribution rate of $0.3875 per common unit per quarter, or $1.55 per common unit per year, we will require available cash of approximately $6.1 million per quarter, or approximately $24.3 million per year, based on the number of common units, subordinated units and the general partner interest outstanding as of March 20, 2012. We may not have sufficient available cash each quarter to enable us to make cash distributions at the minimum quarterly distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things, the risks described in this section and also upon:

•	our revenues;

•	our operating costs and expenses;

•	capital expenditures we make;

•	fluctuations in our working capital requirements;

•	the amount of cash reserves established by our general partner; and

•	our debt service requirements and other liabilities.

During 2011, costs of fuel, field labor, maintenance, repair and refurbishment increased. Many of those costs have been volatile and may continue to be volatile or increase in the future. To the extent our efforts to contain these costs are not successful; our generation of operating cash flows to fund our quarterly distribution will be negatively affected.

We have five customers that collectively accounted for approximately 40.2% of our 2011 revenues. Our services are provided to these customers pursuant to short-term contracts, which typically are cancellable with 30 days’ notice. The loss of any of these significant customers would result in a decline in our revenue and cash available to pay distributions to our unitholders.

Our five most significant customers collectively accounted for approximately 40.2% of our 2011 revenues. Therefore, our loss of a single significant customer may have a greater effect on our financial results than it would on a company with a more diverse customer base. Our five largest customers for the year ended December 31, 2011, were PEMEX, BP, Santos, Devon Energy Corporation, and EXCO Resources. These five customers accounted for approximately 14.3%, 14.3%, 5.8%, 3.4% and 2.4% of our revenues for the year ended December 31, 2011. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

The majority of our business in Mexico is performed for PEMEX and, due to our dependence on PEMEX as our primary customer, any cutbacks by the Mexican Government on PEMEX’s annual spending budget could adversely affect our business, financial condition, results of operations and cash flows.

The majority of our business in Mexico is performed for PEMEX. For the years ended December 31, 2011 and 2010, PEMEX accounted for approximately 14.3% and 11.7% of our revenues, respectively, and a substantial portion of our cash flows. No work or services are guaranteed to be ordered by PEMEX under our contracts with PEMEX. PEMEX is a decentralized public entity of the Mexican Government, and therefore the Mexican Government controls PEMEX, as well as its annual budget, which is approved by the Mexican Congress. The Mexican Government may cut spending in the future. These cuts could adversely affect PEMEX’s annual budget and, thus, its ability to engage us or compensate us for our services. As a result, our business, financial condition, results of operations and cash flows could be negatively affected.

We face competition that may cause us to lose market share and harm our financial performance.

The production enhancement services business is highly competitive. Primary competition for our production enhancement services business comes from various local and regional companies that utilize packages consisting of a screw compressor with a separate engine driver or a reciprocating compressor with a separate engine driver. These local and regional competitors tend to compete with us on the basis of price rather than equipment specifications. To a lesser extent, we face competition from large national and multinational companies with greater financial resources than ours. While these companies have traditionally focused on higher-horsepower natural gas gathering and transportation equipment and services and have represented limited competition to-date, one or more of these companies could elect to compete in the wellhead compression-based production enhancement services business segment. In addition, our competitors include plunger lift and other artificial lift service providers and companies engaged in leasing compressors and other equipment. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. Our competitors could substantially increase the resources they devote to the development and marketing of competitive services, develop more efficient production enhancement equipment or decrease the price at which they offer their services. In addition, our customers may elect to purchase their own production enhancement equipment in lieu of using our production enhancement services. Any of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Our future growth and success will depend upon a number of factors, some of which we cannot control.

Our future growth and success will depend upon a number of factors that are outside of our control. These factors include our ability to:

•	attract new customers;

•	maintain our existing customers and maintain or expand the level of services we provide to them;

•	recruit, train, and retain qualified field services and other personnel;

•	increase the scale of our compressor unit manufacturing operations;

•	consummate acquisitions on economic terms; and

•	obtain required financing for our future operations and expansion

Failure in any of these areas could adversely affect our ability to execute our growth strategy. If we do not achieve our expected growth or market penetration, we may not be able to achieve our estimated results.

Changes in the global economic environment could adversely affect our business.

We believe that market demand for our services reached a cyclical low point during the beginning of 2010, largely due to the effects of the domestic and foreign economic downturn. This economic downturn led to a significant decrease in the industrial consumption of natural gas at that time, and, in turn, lower natural gas prices compared to those of previous years (decreasing from an average Henry Hub spot price of $4.37 per MMBtu, in 2010 to $2.84 per MMBtu in 2011). This in turn led to cost cutting by our customers and, consequently, lower demand for our services and lower compressor utilization rates.

Although the overall global economy has largely recovered from the 2008 recession, significant economic uncertainty remains. If current economic conditions worsen, there may be constraints on oil and gas industry spending levels. Such a stagnation of economic activity would negatively affect both the demand for many of our services and the prices we charge for these services, which would negatively affect our revenues and future growth.

During times when oil or natural gas prices are low, our customers are more likely to experience a downturn in their financial condition, which could have an adverse effect on our business. Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of a reduction of operating cash flow resulting from low commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our services. For example, our customers could seek to preserve capital by canceling our month-to-month services contracts or determining not to enter into any new services contracts, thereby reducing demand for our services. The reduced demand for our services could adversely affect our business, financial condition, results of operations and cash flow.

Our ability to manage and grow our business effectively and provide adequate production enhancement services to our customers may be adversely affected if our general partner loses its management or is unable to retain trained personnel.

We rely primarily on the executive officers and directors of our general partner to manage our operations and make decisions on our behalf. Our ability to provide quality production enhancement services depends upon our general partner’s ability to hire, train and retain an adequate number of trained personnel. The departure of any of our general partner’s executive officers could have a significant negative effect on our business, operating results, financial condition and on our ability to compete effectively in the marketplace. We operate in an industry characterized by highly competitive labor markets and, similar to many of our competitors, our Predecessor has experienced high employee turnover in certain regions. It is possible that our labor expenses could increase if there is a shortage in the supply of skilled regional service supervisors and other service professionals. Our general partner may be unable to improve employee retention rates or maintain an adequate skilled labor force necessary for us to operate efficiently and to support our growth strategy without increasing labor expenses. Failure to do so could impair our ability to operate efficiently and to retain current customers and attract prospective customers, which could cause our business to suffer materially. Additionally, increases in labor expenses may have an adverse impact on our operating results, and may reduce the amount of cash available for distribution to our unitholders.

Our operations in, and expansion of operations into, foreign countries exposes us to complex regulations and may present us with new obstacles to growth.

We have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe and the Asia-Pacific region. A portion of our expected future growth includes expansion throughout certain countries in these regions. Foreign operations carry special risks. Our operations in the countries in which we currently operate, and those countries in which we may operate in the future, could be adversely affected by:

•	government controls and actions, such as expropriation of assets and changes in legal and regulatory environments;

•	import and export license requirements;

•	political, social, or economic instability;

•	trade restrictions;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States; and

•	the impact of anti-corruption laws.

If we violate any licensing, tariff, customs or tax reporting requirements, significant administrative, civil and criminal penalties could be assessed on us. In addition, foreign governments and agencies often establish permit and regulatory standards different from those in the U.S. If we cannot obtain foreign regulatory approvals, or if we cannot obtain them when we expect, our growth and profitability from international operations could be negatively affected.

Under the recently enacted Ley de Petróleos Mexicanos (the “PEMEX Law”), PEMEX now has authority to contract through an auction process with third parties for the exploration, development, and production of hydrocarbons. Our existing contracts with PEMEX are two years in duration and, when these contracts with PEMEX expire, we may be required to participate in an open auction to renew them. Any failure by us to renew our existing contracts with PEMEX or renew them on favorable terms could adversely affect our business, financial condition, results of operations and cash flows.

Under the recently enacted PEMEX Law, PEMEX now has authority to contract through an auction process with third parties for the exploration, development, and production of hydrocarbons. The PEMEX Law permits three types of contracting: contracts resulting from open auctions or invitation-only auctions with at least three invitees, or direct contracting. To utilize an invitation-only auction or a direct contract, PEMEX must provide written justification as to why the specific circumstances of the proposed service contract require less than an open auction. Additionally, open auctions must conform with one of three selected bidder models: either all bidders must be Mexican entities, all bidders must be Mexican entities or foreign entities whose countries of origin are parties to free trade agreements with Mexico that include sections related to governmental procurement, or bidders may be of any national origin. PEMEX may only select the third option if PEMEX determines that either (i) the Mexican market cannot adequately meet the needs of the contract, (ii) the third option would be better for PEMEX in terms of price or quality, (iii) the second bidder model was attempted but was unsuccessful, or (iv) the contracts are financed by certain legally required types of foreign loans. In addition, under the PEMEX Law, there may be other qualifications that must be met by bidding service providers. Bidders must meet and maintain all required qualifications at the time of bidding and throughout the term of the contract.

Our existing contracts with PEMEX are two years in duration and, when they expire, we may be required to participate in an open auction to renew them. Any failure by us to renew our existing contracts with PEMEX or renew them on favorable terms could adversely affect our business, financial condition, results of operations and cash flows. We cannot predict what impact, if any, these new rules will have on our ability to renew our existing contracts with PEMEX or renew them on terms that are favorable to us.

Escalating security disruptions in regions of Mexico served by us could adversely affect our Mexican operations and, as a result, the levels of revenue and operating cash flow from our Mexican operations could be reduced.

During the past two years, incidents of security disruptions throughout many regions of Mexico have increased. Drug related gang activity has grown in response to Mexico’s efforts to reduce and control drug trafficking within the country. Certain incidents of violence have occurred in regions served by us and have resulted in the interruption of our operations and these interruptions could continue or increase in the future. To the extent that such security disruptions continue or increase, our operations will continue to be affected, and the levels of revenue and operating cash flow from our Mexican operations could be reduced.

We do not use financial instruments to minimize our exposure to changes in currency exchange rates. Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.

Because we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe and the Asia-Pacific region, a significant portion of our business is conducted in foreign currencies. Because we do not use financial instruments to minimize our exposure to changes in currency exchange rates, we are exposed to currency exchange rate fluctuations that could have an adverse effect on our results of operations. If a foreign currency weakened significantly, we would be required to convert more of that foreign currency to U.S. dollars to satisfy our obligations, which would cause us to have less cash available for distribution. A significant strengthening of the U.S. dollar could result in an increase in our financing expenses and could materially affect our financial results under U.S. generally accepted accounting principles (U.S. GAAP). Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. Most of our billings under the contracts with PEMEX and other clients in Mexico are in U.S. dollars; however a large portion of our expenses and costs under those contracts are incurred in Mexican pesos. In addition, future contract awards with PEMEX may require us to bill a larger portion of our revenues in Mexican pesos, which would expose us to additional foreign currency exchange rate risks.

As a result of the above, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. A material increase in the value of the Mexican peso relative to the U.S. dollar would adversely affect our cash flows and net income. In addition, for our significant operations in Canada, where the local currency is the functional currency under U.S. GAAP, all U.S. dollar-denominated monetary assets and liabilities such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, long-term debt and capital lease obligations are revalued and reported based on the prevailing exchange rate at the end of the reporting period. This revaluation may cause us to report significant foreign currency exchange gains and losses in certain periods.

We depend on particular suppliers and are vulnerable to compressor unit component shortages and price increases, which could have a negative impact on our results of operations and cash available for distribution to our unitholders.

We manufacture most of our compressor units. We obtain some of the components used in our compressor units from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including our potential inability to obtain an adequate supply of required components in a timely manner. We do not have long-term contracts with these sources and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, since any increase in component prices for compressor units manufactured by us could decrease our margins, a significant increase in the price of one or more of these components could have a negative impact on our results of operations and cash available for distribution to our unitholders.

Restrictions in the revolving credit facility that we entered into upon the closing of our initial public offering could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and value of our units.

Upon the closing of the offering, we entered into a new revolving credit facility with a borrowing capacity of $20.0 million, less $3.0 million that is required to be set aside as a reserve. We are dependent upon the earnings and cash flow generated by our operations to meet our debt service obligations. Our payment of principal and interest on our debt will reduce cash available for distribution on our units. In addition, the operating and financial restrictions and covenants contained in the revolving credit facility and any other future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders and our ability to borrow under the revolving credit facility to fund distributions (if we elected to do so). For example, the revolving credit facility could restrict our ability to, among others:

•	incur additional debt or issue guarantees;

•	incur or permit certain liens to exist;

•	make negative pledges;

•	pay dividends or make other distributions;

•	make certain loans, investments, acquisitions or other restricted payments;

•	modify certain material agreements;

•	dispose of assets outside the ordinary course of business, including the issuance and sale of capital stock of our subsidiaries;

•	enter into sale-leaseback transactions;

•	enter into swap agreements;

•	engage in certain types of transactions with affiliates; and

•	merge, consolidate or transfer all or substantially all of our assets.

The revolving credit facility also restricts our ability to pay distributions upon the occurrence of the following events, among others:

•	failure to pay principal, interest or any other amount when due;

•	breach of the representations or warranties in the revolving credit facility;

•	failure to comply with the covenants in the revolving credit facility;

•	cross-default to other indebtedness;

•	bankruptcy or insolvency;

•	certain Employee Retirement Income Security Act of 1974, or ERISA, events;

•	material court judgments ordered against us; and

•	a change of control.

Furthermore, the revolving credit facility contains covenants requiring us to maintain an interest coverage ratio of not less than 2.5 to 1.0, calculated on a quarterly basis for the trailing twelve month period whenever availability is less than $5 million. The revolving credit facility provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility. Our ability to comply with the covenants and restrictions contained in the revolving credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we were unable to comply with any such covenant restrictions in any quarter, our ability to make distributions to unitholders would be curtailed.

A failure to comply with the provisions of the revolving credit facility could result in an event of default. Upon a default, unless waived, the lender under the revolving credit facility would have all remedies available to a secured lender, and could elect to terminate its commitments, cease making further loans, cause its loans to become due and payable in full, institute foreclosure proceedings against our or our subsidiaries’ assets, and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

Although the revolving credit facility is undrawn as of March 21, 2012, we are able to incur significant additional indebtedness in the future. Our level of indebtedness could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including acquisitions) or other purposes may be impaired or such financing may not be available on favorable terms;

•
covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•
we will need a portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, distributions to unitholders and future business opportunities;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions.

Increases in our indebtedness would increase our total interest expense, which would in turn reduce our forecasted cash available for distribution. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

We may be unable to grow successfully through future acquisitions or to manage successfully future growth, and we may not be able to effectively integrate the businesses we may acquire, which may impact our operations and limit our ability to increase distributions to our unitholders.

From time to time we may choose to make business acquisitions to pursue market opportunities, increase our existing capabilities and expand into new areas of operations. We have not actively pursued acquisitions previously, and in the future we may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating any future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of attention from our general partner’s personnel. Even if we are successful in integrating future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expect from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making acquisitions or causing us to refrain from making acquisitions. Our inability to make acquisitions, or to integrate successfully future acquisitions into our existing operations, may impact our operations and limit our ability to increase distributions to our unitholders.

Our ability to grow in the future is dependent on our ability to access external expansion capital.

We distribute all of our available cash after paying expenses and establishing prudent operating reserves to our unitholders. As of December 31, 2011, our total cash balance was $17.5 million. When our cash balances have been depleted, we expect that we will rely primarily upon external financing sources, including borrowings and the issuance of debt and equity securities, to fund expansion capital expenditures. To the extent we are unable to efficiently finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional partnership units in connection with other expansion capital expenditures, the payment of distributions on those additional partnership units may increase the risk that we will be unable to maintain or increase our per common unit distribution level. There are no limitations in our partnership agreement or our revolving credit agreement on our ability to issue additional partnership units, including partnership units ranking senior to the common units. The incurrence of borrowings or other debt by us to finance our growth strategy would result in interest expense, which in turn would affect the available cash that we have to distribute to our unitholders.

The credit and risk profile of TETRA could adversely affect our business and our ability to make distributions to our unitholders.

The credit and business risk profile of TETRA could adversely affect our ability to incur indebtedness in the future or obtain a credit rating, as credit rating agencies may consider the leverage and credit profile of TETRA and its affiliates in assigning a rating because of their control of us, their performance of administrative functions for us, our close operational links and our contractual relationships. Furthermore, the trading price of our common units may be adversely affected by financial or operational difficulties or excessive debt levels at TETRA. In addition, if TETRA’s ownership of our general partner is pledged to TETRA’s lenders, then there is a risk that control over our general partner could be transferred to TETRA’s lenders in the event of a default.

We may be unable to negotiate extensions or replacements of our contracts with our customers, which are generally cancellable on 30 days’ notice, which could adversely affect our results of operations and cash available for distribution to our unitholders.

We generally provide production enhancement services to our customers under “evergreen” contracts that are cancellable on thirty days’ notice. We may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all, which could adversely affect our results of operations and cash available for distribution.

We are subject to environmental regulation, and changes in these regulations could increase our costs or liabilities.

We are subject to federal, state, local and foreign laws and regulatory standards, including laws and regulations regarding the discharge of materials into the environment, emission controls and other environmental protection and occupational health and safety concerns. Environmental laws and regulations may, in certain circumstances, impose strict and joint and several liability for environmental contamination, rendering us liable for remediation costs, natural resource damages and other damages resulting from our ownership of property or conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could adversely affect our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties, and the issuance of injunctions delaying or prohibiting operations.

We routinely deal with natural gas, oil and other petroleum products. Hydrocarbons or other hazardous wastes may have been disposed on wellhead sites used by us to provide production enhancement services or to store inactive GasJack® units or on or under other locations where wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under foreign, federal, state and local environmental laws and regulations.

The modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also adversely affect oil and natural gas exploration and production, which in turn could have an adverse effect on us.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas our customers produce while the physical effects of climate change could disrupt production and cause us to incur costs in preparing for or responding to those effects.

On December 15, 2009, the U.S. Environmental Protection Agency, or “EPA” published its final findings that emissions of carbon dioxide, methane and other greenhouse gases, or “GHGs” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act, or “CAA.” Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. The EPA recently adopted two sets of rules that became effective January 2, 2011 that regulate GHG emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources. The EPA has also adopted rules requiring the reporting, on an annual basis, beginning in 2011, of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, for emissions occurring after January 1, 2010, as well as certain oil and gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Further, Congress has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our production enhancement services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and cause us to incur costs in preparing for or responding to those effects.

TETRA and its affiliates are not limited in their ability to compete with us, which could cause conflicts of interest and limit our ability to acquire additional assets or businesses, which in turn could adversely affect our results of operations and cash available for distribution to our unitholders.

Neither our partnership agreement nor the omnibus agreement between TETRA and us prohibits TETRA and its affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, TETRA and its affiliates may acquire compression-based services business or assets in the future, without any obligation to offer us the opportunity to purchase any of that business or those assets. TETRA has significantly greater financial resources than we do, which may make it more difficult for us to compete with TETRA with respect to commercial activities as well as for acquisitions candidates. As a result, competition from TETRA could adversely affect our results of operations and cash available for distribution.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations are subject to inherent risks such as equipment defects, malfunction and failures, and natural disasters that can result in uncontrolled flows of gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution and other environmental damages. Our insurance may be inadequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be adversely affected. In addition, we do not maintain business interruption insurance. Please read “Health, Safety, and Environmental Affairs Regulations” for a description of how we are subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and environment.

An increase in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. Borrowings under our revolving credit facility will bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and ability to make cash distributions. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

An impairment of goodwill could reduce our earnings.

In connection with the offering, our Predecessor contributed approximately $72.2 million of goodwill to us. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Any event that causes a further reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of goodwill. If we determine that any of our remaining balance of goodwill is impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ equity and increase in balance sheet leverage as measured by debt to total capitalization.

If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

Prior to the offering, we were not required to file separate reports with the SEC. Upon the completion of the offering, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as “Section 404.” For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm may be required to attest to, the effectiveness of our internal controls over financial reporting. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

The employees conducting our operations in Mexico are party to collective labor agreements and a prolonged work stoppage of our operations in Mexico could adversely impact our revenues, cash flows and net income.

The personnel conducting our operations in Mexico are subject to eleven collective labor agreements, one of which expires on December 31, 2012. The ten remaining collective labor agreements consist of “evergreen” contracts that have no expiration date, and whose terms remain in full force and effect from year to year, unless the parties agree to negotiate new terms. The employees subject to these “evergreen” agreements may, however, request a renegotiation of their employee compensation terms on an annual basis or a renegotiation of the entire agreement on a biannual basis, although we are not required to honor any such request. We have not experienced work stoppages in the past but cannot guarantee that we will not experience work stoppages in the future. A prolonged work stoppage could adversely impact our revenues, cash flows and net income.

Risks Inherent in an Investment in Us

Our partnership agreement requires us to distribute all of the available cash we generate each quarter, which could limit our ability to grow.

Our partnership agreement requires us to distribute all of the available cash we generate each quarter to our unitholders, which began following the quarter ending June 30, 2011. As a result, our general partner relies primarily upon the initial offering proceeds and external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our expansion capital expenditures. To the extent we are unable to finance growth externally, this requirement significantly impairs our ability to grow. In addition,  also as a result of this requirement, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any expansion capital expenditures, the payment of distributions on those additional units will decrease the amount we distribute on each outstanding unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that we have to distribute to our unitholders.

TETRA controls us and our general partner, which has sole responsibility for conducting our business and managing our operations. TETRA has conflicts of interest, which may permit it to favor its own interests to our unitholders’ detriment.

TETRA owns and controls us and our general partner. Some of our general partner’s directors are directors of TETRA and Compressco, a wholly owned subsidiary of TETRA that owns our general partner. In addition, a majority of our general partner’s executive officers are also officers of Compressco. Therefore, conflicts of interest may arise between TETRA and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of TETRA and its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires TETRA or Compressco to pursue a business strategy that favors us. Compressco’s directors and officers have a fiduciary duty to make these decisions in the best interests of TETRA, Compressco’s sole shareholder, which may be contrary to our interests;

•
our general partner controls the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and TETRA, on the other hand, including provisions governing administrative services, acquisitions and non-competition provisions;

•	our general partner is allowed to take into account the interests of parties other than us, including TETRA and its affiliates, in resolving conflicts of interest;

•
our general partner has limited its liability and reduced its fiduciary duties to our unitholders and us, and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•
our general partner will determine the amount and timing of asset purchases and sales, capital expenditures, borrowings, repayment of indebtedness and issuances of additional partnership interests, each of which can affect the amount of cash that is available for distribution to our common unitholders;

•
our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus, and this determination can affect the amount of cash that is distributed to our unitholders, which, in turn, may affect the ability of the subordinated units to convert;

•
our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•
our partnership agreement permits us to distribute up to $15 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us and TETRA will determine the allocation of shared overhead expenses;

•
our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

•	our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 90% of the common units;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•
our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

Our cash distribution policy, as expressed in our partnership agreement, may not be modified or repealed in a manner materially adverse to our unitholders without a vote of the holders of a majority of our common units. TETRA’s indirect control of our general partner and of over a majority of our common units would also allow TETRA to modify or repeal our cash distribution policy in a manner materially adverse to our unitholders.

Our reliance on TETRA for certain general and administrative support services and our limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. Cost reimbursements due to our general partner and its affiliates for services provided, which will be determined by our general partner, will be substantial and will reduce our cash available for distribution to our unitholders.

Pursuant to an omnibus agreement entered into between TETRA, our general partner and us, TETRA provides to us certain general and administrative services, including, without limitation, legal, accounting, treasury, insurance administration and claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Our ability to execute our growth strategy depends significantly upon TETRA’s performance of these services. Our reliance on TETRA could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. Additionally, TETRA will receive reimbursement for the provision of various general and administrative services for our benefit. Our general partner is also entitled to significant reimbursement for expenses it incurs on our behalf, including reimbursement for the cost of its employees who perform services for us. Payments for these services are substantial and reduce the amount of cash available for distribution to our unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units and subordinated units and restricts the remedies available to holders of our common units and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. For example, our partnership agreement:

•
permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to consider any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, the exercise of its rights to transfer or vote the partnership units it owns, the exercise of its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement;

•
provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

•
generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner acting in good faith and not involving a vote of our unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•
provides that our general partner and its executive officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
provides that in resolving conflicts of interest, it will be presumed that in making its decision our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of its board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and will retain its then-current general partner interest. The number of common units to be issued to our general partner will equal the number of common units that would have entitled the holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such reset. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors. The board of directors of our general partner will be chosen by its sole shareholder, Compressco, which, in turn, is a wholly owned subsidiary of and controlled by TETRA. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Due to these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot remove our general partner without its consent.

Our unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 662/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 20, 2012, TETRA, which indirectly owns our general partner, owns 82.6% of our aggregate outstanding common and subordinated units. In addition, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

We can issue an unlimited number of partnership units in the future, including units that are senior in right of distributions, liquidation and voting to the common units, without the approval of our unitholders, and our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of its board of directors or the holders of our common units, each of which would dilute our unitholders’ existing ownership interests.

Our partnership agreement does not limit the number of additional partnership units that we may issue at any time without the approval of our unitholders. In addition, we may issue an unlimited number of partnership units that are senior to the common units in right of distribution, liquidation or voting. Our general partner also has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and will retain its then-current general partner interest.

The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our previously existing unitholders’ proportionate ownership interests in us will decrease;

•	the amount of cash available for distribution on each common unit may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding common unit may be diminished; and

•	the market price of the common units may decline.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of Compressco, the owner of our general partner, from transferring all or a portion of its ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and executive officers of our general partner with its own choices and thereby influence the decisions taken by the board of directors and executive officers.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units, other than our general partner and its affiliates, including TETRA. Accordingly, such unitholders’ voting rights may be limited.

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any partnership units held by a person that owns 20% or more of any class of partnership units then outstanding, other than our general partner, its affiliates, including TETRA, its transferees and persons who acquired such partnership units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions.

Affiliates of our general partner may sell common units in the public markets, which sales could have an adverse impact on the trading price of the common units.

As of March 20, 2012 our general partner and its affiliates hold an aggregate of 6,427,257 common units and 6,273,970 subordinated units. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Sales by affiliates of our general partner (including TETRA) or other holders of a substantial number of our common units in the public markets following this offering, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Under our agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Our general partner has a limited call right that may require our unitholders to sell common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of March 20, 2012, our general partner and its affiliates own an aggregate of 82.6% of our common and subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), our general partner and its affiliates will own 82.6% of our common units.

Our unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Our unitholders could be liable for any and all of our obligations as if they were a general partner if:

•	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
our unitholders’ right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes “control” of our business.

Our unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, our unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners because of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended.

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of TETRA) after the subordination period has ended. At the end of the subordination period, assuming no additional issuance of units (other than upon conversion of the subordinated units) TETRA and its affiliates will own an aggregate of 82.6% of our common units.

We will incur increased costs as a result of being a publicly traded company.

Prior to the offering, we had no history operating as a publicly traded company. As a publicly traded company, we incur additional selling, general and administrative and other expenses compared to our Predecessor. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market LLC (NASDAQ), has required changes in corporate governance practices of publicly traded companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make activities more time-consuming and costly.

We are exempt from certain corporate governance requirements that provide additional protection to stockholders of other public companies.

Companies listed on the NASDAQ are required to meet the high standards of corporate governance, as set forth in the NASDAQ Listing Rules. These requirements generally do not apply to limited partnerships or to a “controlled company,” within the meaning of the NASDAQ rules. We are a limited partnership and will be a “controlled company,” within the meaning of the NASDAQ rules, and, as a result, we will rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other public companies.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the IRS were to treat us as a corporation for U.S. federal income tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service, or IRS, on this or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we should be treated as a corporation, a change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on all of our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay additional state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

We have a subsidiary that is treated as a corporation for U.S. federal income tax purposes and is subject to corporate-level income taxes.

We conduct a portion of our operations through a subsidiary that is organized as a corporation for U.S. federal income tax purposes. We may elect to conduct additional operations through this corporate subsidiary in the future. This corporate subsidiary is subject to U.S. corporate-level tax, which will reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that this corporation has more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

Current law may change to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subjecting us to entity-level taxation. Specifically, the present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. Although the considered legislation would not have appeared to affect our treatment as a partnership, we are unable to predict whether any of these changes, or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to our unitholders.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay Texas franchise tax each year at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

Although we are not subject to U.S. federal income tax other than with respect to our operating U.S. subsidiary that is treated as a corporation for federal income tax purposes, certain of our foreign operations are subject to certain non-U.S. taxes. If a taxing authority were to successfully assert that we have more tax liability than we anticipate or legislation were enacted that increased the taxes to which we are subject, our cash available for distribution to our unitholders could be further reduced.

Approximately 27.5% of our consolidated revenues for the year ended December 31, 2011 was generated in non-U.S. jurisdictions, primarily Mexico, Canada, and Argentina. This percentage of non-U.S. revenues is expected to increase in the future, as we seek to grow our operations in these countries and expand our operations into additional non-U.S. locations. Our non-U.S. operations and subsidiaries are subject to income, withholding and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional tax being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated tax being imposed in jurisdictions in which we are organized or from which we receive income and further reduce the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used, and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to you.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Unitholders’ share of our income will be taxable for U.S. federal income tax purposes even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income will be taxable to the unitholder, which may require the payment of U.S. federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of our taxable income even if the unitholder receives no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in that common unit, the amount, if any, of such prior excess distributions with respect to the units our unitholders sell will, in effect, become taxable income to our unitholders if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash the unitholders receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If a unitholder is a tax-exempt entity or a non-U.S. person, it should consult a tax advisor before investing in our common units.

We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Due to a number of factors, including our inability to match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

We prorate our items of income, gain, loss and deduction, for U.S. federal income tax purposes, between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction, for U.S. federal income tax purposes, between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change our allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income.

We have adopted certain valuation methodologies, for U.S. federal income tax purposes, that may result in a shift of income, gain, loss and deduction between our general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.

We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in the Partnership’s capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination would not affect our classification as a partnership for U.S. federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred.

Unitholders will likely be subject to non-U.S., state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including non-U.S., state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or control property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file non-U.S., state and local income tax returns and pay non-U.S., state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. In the United States, as of March 21, 2012, we own assets and conduct business in Arkansas, California,

Colorado, Kansas, Louisiana, Mississippi, Montana, New Mexico, North Dakota Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. Each of these states, other than Texas and Wyoming, currently imposes a personal income tax on individuals. In addition, most of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional jurisdictions that impose a personal income tax.

Unitholders may be subject to tax in one or more non-U.S. jurisdictions, including Mexico, Canada, and Argentina, as a result of owning our common units if, under the laws of any such country, we are considered to be carrying on business there. If unitholders are subject to tax in any such country, they may be required to file a tax return with, and pay taxes to, that country based on their allocable share of our income. We may be required to reduce distributions to unitholders on account of any withholding obligations imposed upon us by that country in respect of such allocation to the unitholders. In addition, the United States may not allow a tax credit for any foreign income taxes that unitholders directly or indirectly incur.

It is the responsibility of each unitholder to file all U.S. federal, state and local tax returns and non-U.S. tax returns.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2011, we owned one manufacturing facility and leased a rebuild facility, an executive headquarters facility in Oklahoma, a petroleum engineering office in The Woodlands, Texas, a facility in Calgary, Alberta, Canada, three service facilities in California, Mexico and Argentina, seven sales offices in Oklahoma, Texas, Colorado, Louisiana, California, Pennsylvania, and Canada, one service and sales facility in New Mexico and storage facilities located across the geographic markets we serve. We also utilize one of TETRA’s facilities in Texas as a sales office. Our assets primarily include our fleet of compression equipment. All obligations under the bank revolving credit facility for us are secured by a first lien security interest in substantially all of our assets, including our compressor fleet, but excluding our real property.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Price Range of Common Units and Cash Distributions

Our common units are traded on the NASDAQ Global Market under the symbol “GSJK.” As of March 20, 2012, there were approximately 50 holders of record of the common units. The following table sets forth the high and low sale prices of the common units and cash distributions to common unitholders for each calendar quarter during the period beginning on June 20, 2011 and ending on December 31, 2011, as reported by the NASDAQ.

			Cash Distribution
	High	Low	per Common Unit (1)
2011
First Quarter	$-	$-	$-
Second Quarter	20.16	17.50	0.047
Third Quarter	19.39	14.03	0.3875
Fourth Quarter	17.04	13.46	0.3875

(1)
Represents cash distributions attributable to the quarter and paid in the following calendar quarter. The distribution for the quarter ended June 30, 2011, reflects the pro rata portion of the minimum quarterly distribution rate of $0.3875 for the period after the closing of our offering on June 20, 2011.

Cash Distribution Policy

Our partnership agreement requires us to distribute, no later than 45 days after the end of each quarter, all of our available cash at the end of each quarter. Our ability to pay our minimum quarterly distribution is subject to various restrictions and other factors and there is no guarantee that we will pay any specific distribution in any quarter.

Definition of Available Cash. We define available cash in the partnership agreement, and it generally means, for each fiscal quarter, the sum of all cash and cash equivalents on hand at the end of the quarter:

•	less the amount of cash reserves established by our general partner to:

o	provide for the proper conduct of our business after the end of the quarter;

o	comply with applicable law, any of our future debt instruments or other agreements; or

o
provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for future distributions unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages for such quarter);

•
plus, if our general partner so determines, all or any portion of any additional cash and cash equivalents on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter.

Working capital borrowings are borrowings that are made under a credit agreement, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners and with the intent of the borrower to repay such borrowings within twelve months from sources other than additional working capital borrowings.

Intent to Pay Minimum Quarterly Distribution. We intend to pay to the holders of common and subordinated units on a quarterly basis the minimum quarterly distribution of $0.3875 per unit, or $1.55 on an annualized basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including payments to our general partner and its affiliates. However, there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” for a discussion of provisions included in our revolving credit facility that restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Initially, our general partner is entitled to 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its initial 2.0% general partner interest. Our general partner’s initial 2.0% interest in our distributions may be reduced if we issue additional limited partner units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.445625 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to our general partner on its 2.0% general partner interest and assumes that our general partner maintains its general partner interest at 2.0%. The maximum distribution of 50.0% does not include any distributions that our general partner may receive on any limited partner units that it owns.

Subordination Period

General. Our partnership agreement provides that, during the subordination period the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.3875 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be sufficient available cash from operating surplus to pay the minimum quarterly distribution on the common units.

Subordination Period. Except as described below, the subordination period will expire on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending June 30, 2014, if each of the following has occurred:

•
distributions of available cash from operating surplus on each of the outstanding common and subordinated units and the general partner interest equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the “adjusted operating surplus” (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distribution on all of the outstanding common and subordinated units and the general partner interest during those periods on a fully diluted weighted average basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Early Termination of Subordination Period. Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day after the distribution to unitholders in respect of any quarter, if each of the following has occurred:

•
distributions of available cash from operating surplus on each of the outstanding common and subordinated units and the general partner interest equaled or exceeded $2.325 (150.0% of the annualized minimum quarterly distribution) for the four-quarter period immediately preceding that date;

•
the “adjusted operating surplus” (as defined in our partnership agreement) generated during the four-quarter period immediately preceding that date equaled or exceeded $2.325 (150% of the annualized minimum quarterly distribution) on all of the outstanding common and subordinated units and the general partner interest during those periods on a fully diluted weighted average basis and the related distribution on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.

Expiration Upon Removal of our General Partner. In addition, if the unitholders remove our general partner other than for cause:

•
the subordinated units held by any person will immediately and automatically convert into common units on a one-for-one basis, provided (1) neither such person nor any of its affiliates voted any of its units in favor of the removal and (2) such person is not an affiliate of the successor general partner; and

•	if all of the subordinated units convert pursuant to the foregoing, all cumulative common unit arrearages on the common units will be extinguished and the subordination period will end.

Expiration of the Subordination Period. When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the year ended December 31, 2011 and selected consolidated financial data for our Predecessor for the years ended December 31, 2010, 2009, 2008, and 2007. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report. Please read “Item 1A. Risk Factors” beginning on page 9 for a discussion of the material uncertainties that might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. For the periods on and after June 20, 2011, the following audited consolidated financial statements represent Compressco Partners, L.P. Financial information for periods prior to June 20, 2011 represent the operations of our Predecessor.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except Units and Per Unit Amounts)
Income Statement Data
Revenues	$95,179	$81,413	$90,573	$99,944	$85,985
Cost of revenues	51,707	37,978	40,959	44,189	38,179
Selling, general and administrative
expenses	15,757	14,328	13,193	14,352	12,964
Depreciation and amortization expense	12,521	13,112	13,823	12,112	9,433
Interest expense, net	5,052	13,096	11,980	10,990	10,083
Other income (expense), net	(980)	(113)	82	(174)	31
Income before income tax provision	9,162	2,786	10,700	18,127	15,357
Net income	$7,257	$1,617	$6,539	$11,281	$9,554

Net income per common unit, basic	$0.45
Weighted average common units
outstanding, basic	9,044,293

Net income per common unit, diluted	$0.44
Weighted average common units
outstanding, diluted	9,063,339

	December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Balance Sheet Data
Working capital	$34,043	$28,943	$32,983	$31,308	$27,565
Total assets	206,344	196,566	202,497	212,167	186,675
Long-term debt	-	145,085	145,085	133,105	122,115
Partners' capital/net parent equity	188,644	25,953	33,900	56,792	48,713

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion is intended to analyze major elements of our consolidated financial statements and provide insight into important areas of management’s focus. This section should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this Annual Report. This discussion includes forward-looking statements that involve certain risks and uncertainties. For periods prior to June 20, 2011, the accompanying audited consolidated financial statements and related notes represent the combined financial position, results of operations, cash flows and changes in net parent equity of our Predecessor, which consists of the assets, liabilities and operations of Compressco, Inc. and its subsidiaries and certain assets, liabilities and operations of certain other subsidiaries of TETRA conducting business primarily in Mexico (together, our Predecessor). For the periods on and after June 20, 2011, the accompanying consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows and changes in partners’ capital.

Statements in the following discussion may include forward-looking statements. These forward- looking statements involve risks and uncertainties. See “Item 1A. Risk Factors,” for additional discussion of these factors and risks.

Business Overview

We are a leading provider of wellhead compression-based production enhancement services, or “production enhancement services,” to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. We have significant operations in Mexico and Canada and certain countries in South America, Europe, and the Asia-Pacific region. Our services primarily consist of wellhead compression, related liquids separation, gas metering, and vapor recovery services. In certain circumstances we also provide ongoing well monitoring services and, in Mexico, automated sand separation services in connection with our primary production enhancement services. While our services are applied primarily to mature wells with low formation pressures, our services are also utilized effectively on newer wells that have experienced significant production declines, wells that are characterized by lower formation pressures, and in non-conventional applications such as vapor recovery and backside injection on oil wells. Our services are performed by a highly trained staff of regional service supervisors, optimization specialists, and field mechanics. In addition, we design and manufacture most of the compressor units we use to provide our services and, in certain markets, we sell our compressor units to customers.

How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, year-to-date and year-to-year comparisons, and as compared to budget. This analysis is useful in identifying adverse cost trends and allows us to investigate the cause of these trends and implement remedial measures if possible. We define operating expenses as costs associated with providing production enhancement services. The most significant portions of our operating expenses are the labor costs of our field personnel, repair and maintenance of our equipment, and the fuel and other supplies consumed while providing our services. Other materials consumed while performing our services, ad valorem taxes, labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with the level of activities performed during a specific period. Our labor costs consist primarily of wages for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year end periods ended December 31, 2011 and December 31, 2010 is provided within the results of operations section.

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

The following table reconciles net income to EBITDA for the periods indicated:

	Year Ended
	December 31,
	2011	2010	2009
	(In Thousands)
Net income	$7,257	$1,617	$6,539
Provision for income taxes	1,905	1,169	4,161
Depreciation and amortization	12,521	13,112	13,823
Interest expense, net	5,052	13,096	11,980
EBITDA	$26,735	$28,994	$36,503

The following table reconciles cash flow from operating activities to EBITDA:

	Year Ended
	December 31,
	2011	2010	2009
	(In Thousands)
Cash flow from operating activities	$18,885	$20,391	$23,936
Changes in current assets and current liabilities	(392)	(5,834)	(1,217)
Deferred income taxes	2,536	895	(1,243)
Other non-cash charges	(1,251)	(723)	(1,114)
Interest expense, net	5,052	13,096	11,980
Provision for income taxes	1,905	1,169	4,161
EBITDA	$26,735	$28,994	$36,503

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

The following table sets forth our historical fleet size and average number of compressor units being utilized to provide our services on customer well sites during the periods shown and our average utilization rates during those periods.

	Year Ended December 31,
	2011	2010	2009

Total compressor units in fleet (at period end)	3,653	3,651	3,627
Total compressor units in service (at period end)	2,941	2,711	2,660
Average number of compressor units in service (during period)(1)	2,826	2,686	2,862
Average compressor unit utilization (during period)(2)	77.4%	73.8%	79.2%

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepared these financial statements in conformity with United States generally accepted accounting principles. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base these estimates on historical experience, available information and various other assumptions that we believe are reasonable under the circumstances. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the useful life of long-lived assets, the collectability of accounts receivable, and the allocation of certain parent company administrative costs. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in our operating environment. Actual results are likely to differ from current estimates, and those differences may be material. The following critical accounting policies reflect the most significant judgments and estimates used in the preparation of our financial statements.

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

Impairment of Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. Beginning in 2011, the annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that it was not “more likely than not” that the fair value of our business was less than its carrying values as of December 31, 2011. If the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test being performed. The first step of the impairment test, if required, is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill and the recorded amount is written down to the hypothetical amount, if lower.

Bad Debt Reserves

Reserves for bad debts are calculated on a specific identification basis, whereby we estimate whether or not specific accounts receivable will be collected. Such estimates of future collectability may be incorrect, which could result in the recognition of unanticipated bad debt expenses in future periods. A significant portion of our revenues come from oil and gas exploration and production companies, and historically our estimates of uncollectible receivables have proven reasonably accurate. However, if due to adverse circumstances, certain customers are unable to repay some or all of the amounts owed us, an additional bad debt allowance may be required, and such amount may be material.

Depreciation

Property and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values. Estimates of the useful lives and salvage values of our property and equipment, including our compressor fleet, are inherently imprecise and subject to errors in judgment particularly due to unexpected operating conditions, quality of materials and components, and changing market conditions. Although our estimates of useful lives and salvage values have proven reasonably accurate in the past, if the actual useful life of property and equipment is less than the estimate used for purposes of computing depreciation expense, we could experience an acceleration in depreciation expense, which could result in a negative impact in our results of operations.

Equity-Based Compensation

In the past, TETRA made grants to certain of our Predecessor’s employees of stock options and restricted shares of TETRA common stock. Compensation cost associated with such outstanding awards to our Predecessor’s employees was included in the financial statements of our Predecessor. Our general partner adopted the Compressco Partners, L.P. 2011 Long Term Incentive Plan, which provides for the granting of restricted units and other unit-based awards. The compensation cost for all unit-based grants under the

2011 Long Term Incentive Plan is based on the grant date fair value estimated in accordance with Accounting Standards Codification 718 —“Compensation — Stock Compensation.” Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures over the most recent periods for the expected term. All of these estimates are inherently imprecise, and may result in compensation cost being recorded that is materially different from the actual fair value of the awards granted. While the assumptions for volatility and pre-vesting forfeiture rate are updated with each year’s option-valuing process, there have not been significant revisions made in these estimates to date.

Methodologies Used to Allocate Parent Company Administrative Costs

TETRA provides us with centralized corporate functions such as legal, accounting and financial reporting, treasury, insurance administration, claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and other corporate services. Beginning on June 20, 2011, the effective date of our initial public offering, these services are performed pursuant to an Omnibus Agreement between us and TETRA. Prior to June 20, 2011, our Predecessor’s financial statements reflected an estimated allocation of the cost of TETRA’s general and administrative costs incurred on our behalf. TETRA employed various allocation methodologies to determine the general and administrative costs incurred by TETRA and recorded in our Predecessor’s financial statements presented herein. The allocation methodologies are based on an estimate by each TETRA corporate function of the time spent on behalf of our business. While the use of incorrect cost allocation estimates could significantly impact the levels of general and administrative expenses of our Predecessor, we believe that the methodologies and estimates used to allocate indirect costs are reasonable. If certain general and administrative expenses were allocated using different methodologies, the results of our Predecessor’s operations could have been significantly different from those presented herein.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this Annual Report.

	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In Thousands)
Revenues:
Compression and other services	$81,979	$77,396	$86,105	$4,583	$(8,709)
Sales of compressors and parts	13,200	4,017	4,468	9,183	(451)
Total revenues	$95,179	$81,413	$90,573	$13,766	$(9,160)
Cost of revenues:
Cost of compression and other
services	$42,087	$35,424	$38,108	$6,663	$(2,684)
Cost of compressors and parts sales	9,620	2,554	2,851	7,066	(297)
Total cost of revenues	$51,707	$37,978	$40,959	$13,729	$(2,981)
Selling, general and administrative
expense	$15,757	$14,328	$13,193	$1,429	$1,135
Depreciation and amortization	12,521	13,112	13,823	(591)	(711)
Interest expense, net	5,052	13,096	11,980	(8,044)	1,116
Other (income) expense, net	980	113	(82)	867	195
Income before income taxes	9,162	2,786	10,700	6,376	(7,914)
Provision for income taxes	1,905	1,169	4,161	736	(2,992)
Net income	$7,257	$1,617	$6,539	$5,640	$(4,922)

	Percentage of Total Revenues
	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Revenues:
Compression and other services	86.1%	95.1%	95.1%	5.9%	-10.1%
Sales of compressors and parts	13.9%	4.9%	4.9%	228.6%	-10.1%
Total revenues	100.0%	100.0%	100.0%	16.9%	-10.1%
Cost of revenues:
Cost of compression and other
services	44.2%	43.5%	42.1%	18.8%	-7.0%
Cost of compressors and parts sales	10.1%	3.1%	3.1%	276.7%	-10.4%
Total cost of revenues	54.3%	46.6%	45.2%	36.1%	-7.3%
Selling, general and administrative
expense	16.6%	17.6%	14.6%	10.0%	8.6%
Depreciation and amortization	13.2%	16.1%	15.3%	-4.5%	-5.1%
Interest expense, net	5.3%	16.1%	13.2%	-61.4%	9.3%
Other (income) expense, net	1.0%	0.1%	-0.1%	767.3%	-237.8%
Income before income taxes	9.6%	3.4%	11.8%	228.9%	-74.0%
Net income	7.6%	2.0%	7.2%	348.8%	-75.3%

2011 Compared to 2010

Revenues

Our consolidated revenues for the year ended December 31, 2011 increased 16.9% to $95.2 million from $81.4 million for the year ended December 31, 2010. This change was primarily associated with a 228.6% increase in revenues from sales of compressor units and parts, which increased from $4.0 million during the year ended December 31, 2010 to $13.2 million during the year ended December 31, 2011. This increase was primarily due to sales of compressor units to two specific customers. Although sales of compressor units are a typical part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast compared to our compression services business. The level of compressor unit sales going forward is expected to decrease compared to 2011. In addition to this increase in revenues from sales of compressor units and parts, revenues from compression and other services increased by approximately $4.6 million. U.S. service revenues increased $1.8 million during the year ended December 31, 2011 to $62.4 million. This increase in U.S. service revenues was primarily due to increased demand. Canadian service revenues declined slightly to approximately $3.7 million for the year ended December 31, 2011 from $3.9 million for the prior year period. Our continuing growth domestically could be negatively affected by current low natural gas prices in the markets we serve. Latin America service revenues for the year ended December 31, 2011 increased 41.6% from $12.4 million for the year ended December 31, 2010 to $17.6 million for the year ended December 31, 2011. This year over year increase is primarily due to higher revenues in Mexico resulting, in part, from the absence of PEMEX budgetary constraints and security disruptions in 2010. Despite these previous uncertainties, which continued to a lesser degree in 2011, activity in Latin America is increasing due to increased demand by PEMEX. Our international growth could continue to be hampered by conditions in Mexico, however. We continue to operate our manufacturing facility at reduced levels of fabrication of new compressor units and expect to do so until demand for our services increases and inventories of available units are reduced.

Cost of revenues

Cost of revenues increased from $38.0 million for the year ended December 31, 2010 to $51.7 million for 2011. This change is largely due to higher cost of compressors and parts sales of $9.6 million during the year ended December 31, 2011 compared to $2.6 million during the year ended December 31, 2010 due to the increased sales. Cost of compression and other services increased by $6.7 million or 18.8% from $35.4 million for the year ended December 31, 2010 to $42.1 million for the year ended December 31, 2011. The increased cost of compression and other services during the most recent year was caused by increased fuel, field labor, maintenance, repair, and refurbishment costs associated with our compressor units in service as well as costs associated with certain of our unutilized units to prepare them for use. In addition, this increase reflects the increased number of compressor units in service during 2011. As a percentage of consolidated revenues, cost of revenues increased to 54.3% for the year ended December 31, 2011 compared to 46.6% for the prior year. We continue to seek ways to reduce our operating expenses in the future.

Selling, general and administrative expense

Selling, general and administrative expenses increased by approximately $1.4 million from $14.3 million for the year ended December 31, 2010 to $15.7 million for the year ended December 31, 2011. As a percentage of consolidated revenues, our selling, general and administrative expense decreased during the year ended December 31, 2011 to 16.6% compared to 17.6% for 2010, as increased expenses were more than offset by the increases in revenue discussed above. The increase in current year expense includes the additional administrative cost of being a public limited partnership and consists of increased salary and employee-related expenses associated with increased administrative staff and professional fee expenses, including consulting costs incurred during the initial months following the closing of the initial public offering. Selling, general and administrative expense also includes costs allocated or billed by TETRA for administrative costs incurred on our behalf by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, depreciation and amortization expense also includes the depreciation of other operating equipment and facilities, as well as the amortization of certain intangible assets. Depreciation and amortization expense decreased $0.6 million during the year ended December 31, 2011 compared to the year ended December 31, 2010, a decrease of approximately 4.5%. This change was primarily due to the decreased number of units being depreciated.

Interest expense, net

Interest expense decreased by $8.0 million or 61.4% from $13.1 million for the year ended December 31, 2010 to $5.1 million for the year ended December 31, 2011. Our Predecessor reflected $145.1 million of debt related to an intercompany promissory note payable to an affiliate of TETRA. We assumed approximately $32.2 million of this indebtedness (as partial consideration for the assets we acquired from

TETRA in connection with our initial public offering), and this remaining balance was repaid in full from the proceeds of the offering. Since the offering, we have not had any indebtedness outstanding and therefore, we have not reflected any interest expense subsequent to June 20, 2011. In addition, a portion of this decrease is due to the decrease in the interest rate effective December 31, 2010 on the note payable to an affiliate of TETRA from 9.0% to 7.5% during the portion of 2011 in which the intercompany indebtedness was outstanding.

Other (income) expense

Other expense increased $0.9 million during the year ended December 31, 2011 compared to the prior year primarily due to increased foreign currency exchange losses as a result of currency volatility for our Canadian operations.

Income before taxes, provision for income taxes, and net income

Income before taxes for the year ended December 31, 2011 was $9.2 million, compared to $2.8 million for the year ended December 31, 2010, an increase of $6.4 million or approximately 228.9%. As a percentage of consolidated total revenues, income before taxes increased to 9.6% for the year ended December 31, 2011, compared to 3.4% for the prior year. Our operations are not subject to U.S Federal income tax other than with respect to the operations that are conducted through our taxable U.S corporate subsidiary, resulting in a lower effective tax rate compared to periods prior to the June 20, 2011 completion date of the offering. We also incur state and local income taxes in certain states and we incur income taxes related to our operations in Latin America and Canada. Net income for the year ended December 31, 2011 was $7.3 million, compared to $1.6 million for the prior year, an increase of $5.6 million or 348.8%. As described above, our profitability increased primarily due to decreased interest expense.

2010 Compared to 2009

Revenues

Our Predecessor’s combined revenues for the year ended December 31, 2010 decreased $9.2 million to $81.4 million, compared to $90.6 million for the year ended December 31, 2009, a decrease of 10.1%. This change was primarily associated with a 10.1% decrease in services revenues, as our Predecessor utilized an average of 2,686 compressor units to provide services during the year ended December 31, 2010 compared to an average of 2,862 compressor units during the year ended December 31, 2009. Domestic revenues decreased $6.0 million during the year ended December 31, 2010 to $62.3 million, an 8.8% decrease from 2009. This decrease in domestic services revenues was primarily due to decreased demand and increased competition. These factors also resulted in a decrease in average compressor unit monthly service rates during 2010 compared to 2009. Total Canadian revenues declined from $6.0 million for the year ended December 31, 2009 to $4.9 million for the year ended December 31, 2010, primarily due to lower capital spending by Canadian exploration and production companies caused by decreased prices for natural gas from Canada and increased production costs. Latin America revenues for the year ended December 31, 2010 decreased 21.6% from $15.8 million to $12.4 million, due to a decrease in our Predecessor’s business in Mexico partially caused by PEMEX budgetary issues and security disruptions in Mexico, as well as flooding which occurred during the third quarter of 2010. In addition to these decreases, revenues from sales of compressor units and parts decreased to $4.0 million for the year ended December 31, 2010 compared to $4.5 million for 2009.

Cost of revenues

Combined cost of revenues decreased from $41.0 million for the year ended December 31, 2009 to $38.0 million for the same period in 2010, a decrease of $3.0 million or 7.3%. This change reflects the decreased number of compressor units being utilized to provide services, with cost of wellhead compression and other services decreasing $2.7 million during the year ended December 31, 2010 over the prior year. This decrease was primarily driven by decreases in field labor, repair and maintenance and fuel costs, reflecting the decreased service fleet during the year ended December 31, 2010 compared to 2009. Domestic cost of revenues made up the greatest portion of this change, commensurate with a decrease in domestic services revenues. Cost of compressor units sold decreased during this period as a result of decreased compressor sales. As a percentage of combined revenues, cost of revenues increased to 46.6% for the year ended December 31, 2010 compared to 45.2% for 2009, as the decrease in Mexican revenues and activity resulted in lower combined operating profitability during 2010.

Selling, general and administrative expense

Selling general and administrative expenses increased from $13.2 million for the year ended December 31, 2009 to $14.3 million for the year ended December 31, 2010, an increase of $1.1 million or 8.6%. As a percentage of combined revenues, our Predecessor’s selling, general and administrative expense increased during the year ended December 31, 2010 to 17.6% compared to 14.6% for the prior year. Selling, general and administrative expense includes costs allocated by TETRA for administrative costs incurred by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, depreciation and amortization expense also includes the depreciation of other operating equipment and facilities locations, as well as the amortization of certain intangible assets. Depreciation and amortization expense decreased $0.7 million during the year ended December 31, 2010 compared to the year ended December 31, 2009, a decrease of approximately 5.1%.

Interest expense, net

Interest expense increased from $12.0 million to $13.1 million due to the increased principal balance of our Predecessor’s note payable to an affiliate of TETRA during 2010 compared to 2009.

Income before taxes, provision for income taxes, and net income

Income before taxes for the year ended December 31, 2010 was $2.8 million, compared to $10.7 million for the year ended December 31, 2009, a decrease of $7.9 million or 74.0%. As a percentage of combined total revenues, income before taxes decreased to 3.4% for the year ended December 31, 2010, compared to 11.8% for 2009. Net income for the year ended December 31, 2010 was $1.6 million, compared to $6.5 million for 2009, a decrease of $4.9 million or 75.3%. As described above, our Predecessor’s profitability decreased due to decreased activity, both domestically and internationally.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses and capital expenditures. Our source of funds for our liquidity needs will be our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity, which we believe will be sufficient to meet our cash requirements. We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part I, Item 1A “Risk Factors.”

With respect to distributions, we intend to pay a minimum quarterly distribution of $0.3875 per unit, which equates to approximately $6.1 million per full quarter, or approximately $24.3 million per full year, based on the number of common and subordinated units and the percentage of general partner interest outstanding. On August 15, 2011, we paid a cash distribution of $0.047, which equated to $0.3875 for the quarter, attributable to the portion of the quarter ended June 30, 2011 subsequent to the June 20, 2011 completion date of the offering. On October 21, 2011, the board of directors of our general partner declared a cash distribution attributable to the quarter ended September 30, 2011 of $0.3875 per unit. This distribution was paid on November 15, 2011 to unitholders of record on November 1, 2011. On January 20, 2012, the board of directors of our general partner declared a cash distribution attributable to the fourth quarter of 2011 of $0.3875 per outstanding unit. This distribution was paid on February 15, 2012 to unitholders of record as of the close of business on February 1, 2012.

Cash Flows

The following table summarizes our primary sources and uses of cash for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(In Thousands)
Net cash provided by operating activities	$18,885	$20,391
Net cash used in investing activities	(11,193)	(8,613)
Net cash provided by (used in) financing activities	3,207	(9,735)

Operating Activities

Despite an increase in earnings, net cash from operating activities decreased by $1.5 million during the year ended December 31, 2011 to $18.9 million compared to $20.4 million for the same period of 2010, due to increased usage of working capital compared to the prior year period.

Investing Activities

Capital expenditures during the year ended December 31, 2011 increased by $2.6 million to $11.2 million compared to $8.6 million for 2010 due to an increase in the number of customized compressor units manufactured during the period. In addition, during the current year period, we incurred capital expenditures on upgrades to a portion of our existing fleet.

Financing Activities

Our sources of funds for liquidity needs are the remainder of the net proceeds retained from the offering, cash generated from our operations, long-term and short-term borrowings and future issuances of equity. Historically, our sources of liquidity included cash internally generated from operations as well as intercompany loans and capital contributions from TETRA. Our cash receipts were deposited in TETRA’s bank accounts and all cash disbursements were made from these accounts. Accordingly, the amount of cash reflected in periods prior to the offering in our Predecessor financial statements was not indicative of its actual cash position, as TETRA retained any cash surplus, shortfalls and debt borrowings on its balance sheet. Cash transactions handled by TETRA were reflected in net parent equity. Net cash provided by and used in financing activities for periods prior to the offering represents the pass through of our Predecessor’s net cash flows to TETRA, pursuant to its cash management program.

We received net proceeds from the offering of approximately $42.2 million, after deducting the underwriting discount, structuring fees and offering expenses based on the initial public offering price of $20.00 per common unit. We used approximately $32.2 million of the net proceeds received from the offering to retire intercompany indebtedness owed to TETRA, which we assumed as partial consideration for the assets we acquired from TETRA in connection with the offering. Our available cash balances are available for general partnership purposes, which include funding quarterly distributions to unitholders, the manufacturing of compressor units, and the acquisition of field trucks and other equipment, as needed, and otherwise investing in short-term interest bearing securities.

Bank Credit Facilities

On June 24, 2011, we entered into a new credit agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million, less $3.0 million that is required to be set aside as a reserve that cannot be borrowed. The credit facility is available for up to $5 million of letters of credit and includes a $20.0 million uncommitted expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit

Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of December 31, 2011, there is no balance outstanding under the Credit Agreement. The maturity date of the Credit Agreement is June 24, 2015.

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

Borrowings under the Credit Agreement are limited to a borrowing base that is determined based on our accounts receivable, inventory, and compressor fleet. We have availability on our revolving credit facility of $16.4 million, based upon a $16.4 million borrowing base and having no outstanding balance or outstanding letters of credit as of December 31, 2011.

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

At any time, we may voluntarily reduce the unutilized portion of the revolving commitment amount or prepay, in whole or in part, outstanding amounts under the Credit Agreement without premium or penalty, other than customary “breakage” costs with respect to Eurodollar rate loans. The Credit Agreement contains a mandatory prepayment feature that requires the prepayment of amounts outstanding under the Credit Agreement (without a concurrent reduction of the revolving credit facility commitment): (i) upon a sale or transfer of our assets (excluding inventory sold in the ordinary course of business and subject to exceptions, including reinvestment of proceeds); (ii) upon the receipt of proceeds from the issuance of any indebtedness (other than indebtedness permitted by the Credit Agreement); (iii) when there is an availability shortfall under the Credit Agreement; and (iv) upon receipt of property or casualty insurance proceeds or condemnation awards (unless applied to replace lost or condemned assets).

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

Off Balance Sheet Arrangements

An “off balance sheet arrangement” is defined as any contractual arrangement between us and an entity that is not consolidated with us, under which we have, or in the future may have:

•	any obligation under a guarantee contract that requires initial recognition and measurement under U.S. Generally Accepted Accounting Principles;

•
a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for the transferred assets;

•	any obligation under certain derivative instruments; or

•
any obligation under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging, or research and development services with us.

As of December 31, 2011 and 2010, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

The table below summarizes our contractual cash obligations as of December 31, 2011:

	Payments Due
	Total	2012	2013	2014	2015	2016	Thereafter
	(In Thousands)
Operating leases	$844	$439	$343	$62	$-	$-	$-

Total contractual
cash obligations	$844	$439	$343	$62	$-	$-	$-

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (ASU 2011-08), which simplifies how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not have a significant impact on our financial statements.

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), which has the objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are to be applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. The adoption of the accounting and disclosure requirements of this ASU did not have a significant impact on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating natural gas prices, please read “Risk Factors — Certain Business Risks.” We depend on domestic and international demand for and production of natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenue and cash available for distribution to our unitholders to decrease in the future. We do not intend to hedge our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility, but for the year ended December 31, 2011, we did not have any such indebtedness outstanding. Accordingly, unless and until we have outstanding a material amount of borrowings on the revolving credit facility, we do not expect to have any material floating interest rate risk. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not have in place any hedges or forward contracts.

Exchange Rate Risk

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. A hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate by 2.0% would have changed our net income by approximately $42,000 for the year ended December 31, 2011. We may use certain derivative instruments to hedge our exposure to foreign exchange rates in the future, but as of March 21, 2011 we do not have in place any hedges or forward contracts.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and supplementary data for us and our subsidiaries required to be included in this Item 8 are set forth in Item 15 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for new public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ending December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Corporate Governance and Director Independence

Our general partner, Compressco Partners GP Inc., is an indirect, wholly owned subsidiary of TETRA Technologies, Inc. (“TETRA”) and has sole responsibility for conducting our business and managing our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. The members of our general partner’s board of directors (the “Board”) oversee our operations. Unitholders are not entitled to elect the directors of our Board or directly or indirectly participate in our management or operation. All of the directors of our Board are elected by Compressco, Inc., a wholly-owned subsidiary of TETRA, and we do not hold annual unitholder meetings for the election of our general partner’s board. References in this Part III to the “Board,” “directors,” or “officers” refer to the Board, directors and officers of our general partner, unless otherwise indicated.

The Board has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the functioning of the Board and its committees. The Corporate Governance Guidelines and the charter of the Audit Committee are available in the Corporate Governance section of the Investor Relations area of our website at www.compressco.com. In addition, the Board and our general partner have adopted a Code of Conduct and a Financial Code of Ethics, copies of which are also available in the Corporate Governance section of the Investor Relations area of our website at www.compressco.com. We will post on our website all waivers to or amendments of our Code of Conduct and Financial Code of Ethics that are required to be disclosed by applicable law or the listing requirements of the NASDAQ. We will provide to our unitholders, without charge, printed copies of the foregoing materials upon written request to Investor Relations, Compressco Partners, L.P., 101 Park Avenue, Suite 1200, Oklahoma City, Oklahoma, 73102.

The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board currently consists of five directors, two of whom, James R. Larson and William D. Sullivan, are independent as defined under the listing standards of the NASDAQ. It is anticipated that a third independent director will be appointed to the Board on or before June 20, 2012.

Directors and Executive Officers

Our Board’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Our general partner’s executive officers serve at the discretion of the Board. There are no family relationships among any of our general partner’s directors or executive officers. The following table shows information regarding the current directors and executive officers of our general partner, Compressco Partners GP. Directors are elected for one-year terms.

Name	Age	Position with Compressco Partners GP
Geoffrey M. Hertel	67	Chairman of the Board of Directors
Stuart M. Brightman	55	Director
James R. Larson	62	Independent Director
William D. Sullivan	55	Independent Director
Ronald J. Foster	55	President and Director
Gary L. McBride	59	Chief Financial Officer, Treasurer and Secretary
Kevin W. Book	37	Vice President of International Operations
Larry W. Brickman	46	Vice President of Field Services

Biographical summaries of the directors and executive officers, including the experiences, qualifications, attributes and skills of each director that have been considered by the Board in determining that these individuals should serve as directors, are set forth below. See “Beneficial Ownership of Certain

Unitholders and Management” included under Item 12 of this Annual Report for information regarding the number of common units owned by each individual.

Geoffrey M. Hertel has served as Chairman of the Board of our general partner since October 31, 2008. Mr. Hertel has also served as a member of TETRA’s board of directors since 1984 and was a member of the reserves committee of TETRA’s board during 2011 and 2012, until its dissolution in February 2012. Mr. Hertel previously served as TETRA’s president from May 2000 through May 2009, and as its chief executive officer from May 2001 through May 2009. From May 2009 through his retirement in January 2012, Mr. Hertel remained employed by TETRA, assisting in strategic planning. From January 2000 to May 2001 Mr. Hertel served as TETRA’s chief operating officer, and from January 1994 to 2000, as its executive vice president – finance and administration. Mr. Hertel joined TETRA in March 1993 as senior vice president – finance and administration, and from 1981 to 1984, was associated with TETRA as a nonvoting director and a special consultant to the board. He has served as president and a director of Fairway Petroleum, Inc., a private oil and gas company, since 1980, and as a director of Life-Tech, Inc., a private manufacturer of medical devices, since 1991. From 1972 to 1984, Mr. Hertel held various positions with Rotan Mosle, Inc., an investment banking firm, including senior vice president – corporate finance. Mr. Hertel received his B.A. degree in Finance and his Master of Business Administration degree from Michigan State University.

Mr. Hertel’s long-term involvement with us as a former chief executive officer of TETRA and as chairman of our Board contributes an in-depth knowledge of our operations and a sense of strategic continuity to our Board. Mr. Hertel has considerable experience in corporate finance, strategic planning, and with the oil and gas services industry and the exploration and production of oil and gas.

Stuart M. Brightman has served as a director of our general partner since October 31, 2008. Mr. Brightman has served as TETRA’s president and chief executive officer since May 2009, at which time Mr. Brightman was also elected as a member of TETRA’s board of directors. He served as TETRA’s executive vice president and chief operating officer from April 2005 through May 2009. From April 2004 to April 2005, Mr. Brightman was self-employed. Mr. Brightman served as president of the Dresser Flow Control division of Dresser, Inc. from April 2002 until April 2004. Dresser Flow Control, which manufactures and sells valves, actuators, and other equipment and provides related technology and services for the oil and gas industry, had revenues in excess of $400 million in 2004. From November 1998 to April 2002, Mr. Brightman was president of the Americas Operation of the Dresser Valve Division of Dresser, Inc. He served in other capacities during the earlier portion of his career with Dresser, from 1993 to 1998. From 1982 to 1993, Mr. Brightman served in several financial and operational positions with Cameron Iron Works and its successor, Cooper Oil Tools. Mr. Brightman received his B.S. degree from the University of Pennsylvania and his Master of Business Administration degree from the Wharton School of Business.

Mr. Brightman has almost thirty years of experience in a manufacturing business related to the oil and gas industry. He has experience in corporate finance and in the management of capital intensive operations. Mr. Brightman’s service as TETRA’s President and Chief Executive Officer also provides our Board with an in-depth source of knowledge regarding our operations, our executive management team and the effectiveness of our compensation programs.

James R. Larson has served as an independent director of our general partner and as Chairman of the Audit Committee of our general partner’s Board since July 2011. Mr. Larson served as senior vice president of Anadarko Petroleum Corporation from  September 2005 through his retirement in January 2006. From December 2003 through September 2005, Mr. Larson served as senior vice president, finance and chief financial officer of Anadarko. From 2002 through December 2003, Mr. Larson served as senior vice president, finance of Anadarko, where he oversaw treasury, investor relations, internal audits and acquisitions and divestitures. From 1995 through 2002, Mr. Larson served as vice president and controller of Anadarko, where he was responsible for accounting, financial reporting, budgeting, forecasting and tax functions. Until 1995, Mr. Larson held various other tax and financial positions with Anadarko after joining the company in 1981. Mr. Larson is presently a director of EV Management LLC, the general partner of EV Energy GP, L.P., which is the general partner of EV Energy Partners, L.P., a Houston-based publicly traded limited partnership engaged in acquiring, producing and developing oil and gas properties. Mr. Larson is a current member of the American Institute of Certified Public Accountants,

Financial Executives International, the Tax Executives Institute and the National Association of Corporate Directors. He received his BBA degree in business from the University of Iowa.

Mr. Larson has significant management experience in the exploration and production of oil and gas on an international as well as domestic level. Mr. Larson also has substantial experience in corporate finance matters and in serving on the board of a publicly traded limited partnership operating in the oil and gas industry.

William D. Sullivan is an independent director of our general partner and has served as a member of TETRA’s board of directors since August 2007. Mr. Sullivan currently serves on TETRA’s nominating and corporate governance committee and management and compensation committee. Mr. Sullivan also served on TETRA’s reserves committee during 2011 and 2012, until its dissolution in February 2012. Mr. Sullivan is the non-executive chairman of the board of directors and serves on the nominating and corporate governance and compensation committees of SM Energy Company, a publicly traded exploration and production company. Mr. Sullivan is also a director and serves on the audit, nominating and corporate governance and conflicts, and compensation committees of Legacy Reserves GP, LLC, the general partner of Legacy Reserves, LP, a publicly traded limited partnership holding oil and gas producing assets, primarily in the Permian Basin and Rocky Mountain areas. Mr. Sullivan is a director and serves on the conflicts and audit committees of Targa Resources Partners GP, LLC, the general partner of Targa Resources Partners LP, a publicly traded limited partnership focused on mid-stream gas gathering, processing, liquids fractionation, and transportation. From 1981 through August 2003, Mr. Sullivan was employed in various capacities by Anadarko Petroleum Corporation, most recently as executive vice president, exploration and production. Mr. Sullivan has been retired for the past five years. Mr. Sullivan received his B.S. degree in Mechanical Engineering from Texas A&M University.

Mr. Sullivan has significant management experience in mid-stream oil and gas operations and in the exploration and production of oil and gas on an international and domestic level. Mr. Sullivan also has substantial experience in executive compensation matters and in serving on the boards of publicly held corporations and publicly traded limited partnerships operating in the oil and gas industry, which provides cross board experience and perspective.

Ronald J. Foster has served as President and a director of our general partner since October 31, 2008. Mr. Foster has also served as President and a director of Compressco, Inc. since October 1, 2008. From August 2002 to September 2008, Mr. Foster served as Senior Vice President of Sales and Marketing of Compressco, Inc. Mr. Foster has over 30 years of energy-related work experience that also includes positions with Wood Group, Halliburton and Dresser. He is an active member of several regional industry trade organizations, including the American Petroleum Institute (API), the Society of Petroleum Engineers (SPE) and the Oklahoma Independent Petroleum Association (OIPA). Mr. Foster attended Oklahoma State University, earning a B.S. degree in Economics in 1978.

Mr. Foster’s long-term involvement with us, first in sales and marketing and currently as our President, provides our Board with an in-depth source of knowledge regarding our customers, our operations, and the markets and geographies in which we operate.

Gary L. McBride has served as Chief Financial Officer, Treasurer and Secretary of our general partner since October 31, 2008. Mr. McBride also serves as Chief Financial Officer of Compressco, Inc. Mr. McBride joined Compressco, Inc. in November 2000 and, effective January 2001, became its Chief Financial Officer. Mr. McBride has over 19 years of experience in the oil and gas industry. Mr. McBride attended the University of Central Oklahoma earning a B.S. degree in Accounting and is a Certified Public Accountant.

Kevin W. Book has served as Vice President of International Operations of our general partner since October 31, 2008 and has also served as Vice President – International Operations of Compressco, Inc. since May 2008. Mr. Book joined Compressco, Inc. in 2001 and in May 2008 was promoted to Vice President – International Operations of Compressco, Inc. from Vice President – Canada. Mr. Book has over eleven years of experience in the oil and gas industry. Mr. Book holds a B.S. degree in Petroleum Engineering with Special Distinction from the University of Oklahoma, and a B.S. degree in Mathematics with Distinction from the University of Alberta.

Larry W. Brickman has served as Vice President of Field Services of our general partner since October 31, 2008. Mr. Brickman has also served as Vice President of Field Services of Compressco, Inc. since February 2006. Mr. Brickman was employed with Compressor Systems, Inc. from October 1998 until February 2006. Mr. Brickman has over nine years of experience in the oil and gas industry. Mr. Brickman earned his Associates Degree in Automotive Technology from Oklahoma State University Okmulgee.

Board Meetings and Committees

During 2011, the Board held six meetings. As of the filing of this Annual Report, the only standing committee of the Board is an Audit Committee. It is anticipated that a Conflicts Committee will be formed by the Board upon the appointment of a third independent director on or before June 20, 2012. At that time, the charter of the Conflicts Committee will also be available in the Corporate Governance section of the Investor Relations area of our website at www.compressco.com. The Audit Committee held three meetings during 2011.

Audit Committee. The Audit Committee is currently composed of Mr. Larson, as Chairman, and Messrs. Hertel and Sullivan. The purposes of the Audit Committee are to (i) oversee the financial and reporting processes of the Partnership and the general partner, and the audit of the Partnership’s financial statements, (ii) assist the Board in fulfilling its oversight responsibilities with regard to the integrity of the Partnership’s financial statements, the Partnership’s and the general partners’ compliance with legal and regulatory requirements, the qualifications, independence and performance of the Partnership’s independent registered public accounting firm and the effectiveness and performance of the Partnership’s and the general partner’s internal audit function, and (iii) perform such other functions as the Board may assign from time to time. The Audit Committee has sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms, and approve any non-audit service to be performed by our independent registered public accounting firm. To promote the independence of its audit, the Audit Committee consults separately and jointly with the independent registered public accounting firm, our internal auditor, and management.

As required by NASDAQ and SEC rules regarding Audit Committees, the Board has reviewed the qualifications of the Audit Committee and has determined that neither Mr. Larson nor Mr. Sullivan has a relationship with us that might interfere with the exercise of his independence from us or our affiliates. Accordingly, the Board has determined that Messrs. Larson and Sullivan are independent as defined in Section 10A of the Exchange Act and independent as defined in the listing standards of the NASDAQ. In addition, the Board has determined that Mr. Larson, the Chairman of the Audit Committee, is an audit committee financial expert within the definition established by the SEC. Neither Mr. Hertel, who is a current member of the Audit Committee, nor Mr. Brightman, who was a member of the Audit Committee until September 15, 2011, are independent. It is anticipated that a third independent member of the Audit Committee will be appointed upon election of an additional independent director to the Board on or before June 20, 2012, at which time Mr. Hertel will resign from the committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common units to file initial reports of ownership and reports of changes in ownership of common units (Forms 3, 4 and 5) with the SEC and the NASDAQ. Executive officers, directors and greater than 10% holders are required by SEC regulations to furnish us with copies of all such forms they file.

To our knowledge, and based solely on our review of the copies of such reports and written representations provided to us by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our executive officers, directors and 10% holders were complied with in a timely manner.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our general partner is an indirect, wholly owned subsidiary of TETRA and has sole responsibility for conducting our business and managing our operations and activities. All of our executive officers and other personnel necessary for the operation of our business are employed by or compensated by our general partner, our subsidiaries, or TETRA, in certain cases subject to the Omnibus Agreement discussed below. We may refer to such individuals as “our employees” in this Compensation Discussion and Analysis.

This Compensation Discussion and Analysis (“CD&A”) is designed to provide an understanding of our compensation philosophy and objectives and insight into the process by which our specific compensation practices are established. Historically, including the year ended December 31, 2011, the Management and Compensation Committee of TETRA’s Board of Directors (the “Management and Compensation Committee”), has been responsible for the oversight of compensation programs that apply to a broad-base of our employees, and for specific compensation decisions that relate to the President and other officers of our general partner named in the Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”) and other employees of our general partner or TETRA designated as our senior officers (together with our NEOs, “Senior Management”). We have not formed, and will not form, a compensation committee, and for the immediate future the Board intends to continue to delegate oversight of certain aspects of our compensation programs to the Management and Compensation Committee. Our general partner’s executive officers serve at the discretion of the Board.

Our relationship with our general partner and TETRA relating to the personnel necessary to operate our business is governed by the Omnibus Agreement dated June 20, 2011 among us, our general partner and TETRA (the “Omnibus Agreement”). Under the terms of the Omnibus Agreement, we reimburse our general partner and TETRA for all expenses incurred on our behalf, including the compensation of employees of our general partner and TETRA who perform services on our behalf. The compensation expense allocated to us in 2011 with respect to each of our NEOs was 100% of their total compensation, since each of our NEOs devote virtually all of their business time to our operations. Accordingly, the compensation disclosed herein for our NEOs reflects all of the compensation expense that is payable by us under the Omnibus Agreement with regard to such individuals. Please read the section titled “Certain Relationships and Related Party Transactions,” below for additional information regarding our reimbursement of expenses.

Executive Summary

We are a provider of wellhead compression-based production enhancement services to a broad base of natural gas and oil exploration and production companies operating throughout most of the onshore producing regions of the United States. We also have significant operations in Mexico and Canada, and a growing presence in certain countries in South America, Eastern Europe and the Asia-Pacific region.

As a result of our relationship with TETRA, the compensation of our NEOs is structured in a manner similar to TETRA’s compensation of its executive officers. In addition, the compensation policies and practices of our general partner are similar to those of TETRA. Our compensation policies and practices for fiscal year 2011 were influenced by a variety of factors. One key factor was the negative impact on our financial results of increased operating expenses due to increased fuel, field labor, maintenance, repair and refurbishment costs associated with our compressor units in service. At the same time, we experienced a significant increase in demand for our services in Mexico compared to the prior year, in which demand in Mexico was negatively impacted by PEMEX budgetary constraints and security disruptions. Another key factor that influenced 2011 compensation decisions was the successful completion of our initial public offering of common units representing limited partner interests on June 20, 2011. This event was the culmination of several years of dedicated effort on the part of our employees, and particularly our Senior Management, to prepare and position our organization. The Management and Compensation Committee gave significant weight to this factor in its consideration of our 2011 executive compensation.

The following are some of the key actions and decisions with respect to our executive compensation program for 2011 that were made by the Board and the Management and Compensation Committee.

•
Adoption of the Compressco Partners, L.P. 2011 Long Term Incentive Plan. Our general partner believes that tying a significant portion of our Senior Management’s compensation directly to unitholder returns is an important aspect of our total compensation program. Historically, each of the NEOs has been eligible to participate in TETRA’s equity-based, long-term incentive plans. In connection with the offering, the Board adopted the Compressco Partners, L.P. 2011 Long Term Incentive Plan (the “2011 Plan”) in order to provide incentive compensation awards based on common units to our employees, consultants and directors. On June 20, 2011, restricted unit awards under the 2011 Plan were granted to our NEOs and other Senior Management, and to a broad-base of our employees. These long-term incentive awards weight the total compensation of our President, Mr. Foster, and our other NEOs significantly toward long-term performance.

The following pie charts demonstrate the allocation of base salary, annual performance incentives and long-term performance incentives for fiscal year 2011 for our President and other NEOs:

* All Other Compensation includes the employer paid portion of life, health and disability insurance benefits, matching contributions under our 401(k) Retirement Plan, and for Messrs. Book and Brickman, an annual car allowance.
** The Annual Incentive Award is based on target values of 2011 award opportunities under the Cash Incentive Compensation Plan.

•
Actual 2011 Compensation. For fiscal year 2011, actual cash compensation paid to our President, Mr. Foster, was $310,000, consisting of $250,000 in base salary, $53,854 as the earned portion of his 2011 annual performance award under TETRA’s Cash Incentive Compensation Plan, and a non-plan discretionary annual bonus of $6,146. Mr. Foster was also granted a long-term award of restricted units during 2011 with an aggregate grant date fair value of $548,168. In addition, Mr. Foster received $13,119 of other compensation during 2011.

The following pie charts reflect the allocation of the elements of Mr. Foster’s compensation and the allocation of the elements of our other NEOs’ average compensation for fiscal year 2011 as set forth in the Summary Compensation Table, below:

* All Other Compensation includes the employer paid portion of life, health and disability insurance benefits, matching contributions under our 401(k) Retirement Plan, and for Messrs. Book and Brickman, an annual car allowance.
** Annual Incentive Award includes amounts earned for 2011 performance under the Cash Incentive Compensation Plan and discretionary non-plan cash bonuses awarded for 2011 performance.

•
Adoption of the Insider Trading Policy. In June 2011, the Board adopted the Compressco Partners GP Inc. Insider Trading Policy, which provides guidelines with respect to transactions in our securities for the purpose of promoting compliance with applicable securities laws. All of our directors, officers, employees and consultants are subject to the policy. The policy prohibits purchases of our common units on margin, short sales of common units, and the buying or selling of puts or calls on our common units.

•
At-Will Employment. We employ our NEOs on an “at will” basis under employment agreements similar to those executed by all our employees. As of the filing date of this Annual Report, none of our NEOs has any guaranteed arrangements for cash compensation or severance upon a change-in-control and none of our NEOs are provided any gross-up payments.

Oversight of Executive Compensation Program

The Board has appointed the Management and Compensation Committee to discharge many of its responsibilities relating to the compensation of our executive officers. The Management and Compensation Committee is composed entirely of independent, non-management members of TETRA’s Board of Directors, and each member is compensated by fees and equity compensation from TETRA. With the exception of Mr. Sullivan, who is also a director of our general partner and receives compensation for his services to us in the form of restricted units granted under the Compressco Partners, L.P. 2011 Long Term Incentive Plan, no Management and Compensation Committee member participates in any of our employee compensation programs. In its annual review process, TETRA’s Board of Directors has determined that none of the Management and Compensation Committee members have any material business relationships with us.

Similar to its responsibilities with regard to TETRA’s employees and directors, the responsibilities of the Management and Compensation Committee with regard to our employees and directors include the following:

•
establishing a compensation philosophy designed to support our overall business strategy and objectives, and establishing a compensation strategy designed to attract and retain executive talent, motivate executive officers to improve their performance and our financial performance, and otherwise implement the compensation philosophy;

•
annually reviewing and establishing annual and long-term performance goals and objectives for our Senior Management that are intended to support our compensation philosophy and the Management and Compensation Committee’s compensation strategies;

•	annually evaluating the performance of our NEOs in light of approved performance goals and objectives;

•
annually reviewing the compensation of the NEOs based on their performance evaluations, including annual salary, performance-based cash incentive awards, other cash incentive opportunities including long-term incentive opportunities, and any other matter relating to the compensation of the NEOs which the Management and Compensation Committee considers appropriate;

•
reviewing at least annually all equity-based compensation plans and arrangements, including the amount of equity remaining available for issuance under those plans, and making recommendations to the Board regarding the need to amend existing plans or to adopt new plans for the purposes of implementing the Management and Compensation Committee’s goals regarding long-term and equity-based compensation;

•
reviewing at least annually all components of compensation paid to or available to the NEOs which may include salary, cash incentives (both performance-based and otherwise), long-term incentive compensation, perquisites, and other personal benefits to determine the appropriateness of each component in light of our compensation philosophy;

•	reviewing all employment, severance, change of control or other compensation agreements or arrangements to be entered into or otherwise established with our NEOs; and

•	reviewing matters relating to management succession, including compensation related issues.

Overview of Compensation Philosophy and Objectives

In order to recruit and retain highly qualified and competent individuals as Senior Management, we strive to maintain a compensation program that is competitive in the labor markets in which we operate. Our guiding philosophy is to maintain an executive compensation program that will attract, retain, motivate and reward highly qualified and talented individuals to enable us to perform better than our competitors. The following are our key objectives in setting the compensation programs for our Senior Management:

•	design competitive total compensation programs to enhance our ability to attract and retain knowledgeable and experienced Senior Management;

•	motivate our Senior Management to deliver outstanding financial performance and meet or exceed general and specific business, operational, and individual objectives;

•	establish salary and annual cash incentive compensation levels that reflect competitive market practices in relevant markets and are generally within the median range for the relevant peer group;

•	provide long-term incentive compensation opportunities that are consistent with our overall compensation philosophy;

•	provide a significant percentage of total compensation that is “at risk,” or “variable,” based on predetermined performance measures and objectives; and

•	ensure that a significant portion of the total compensation package is determined by increases in equity value, thus assuring an alignment of Senior Management with our unitholders.

Implementation and Management of Compensation Programs

Role of the Management and Compensation Committee. Prior to the June 2011 completion of the offering, the Management and Compensation Committee annually reviewed compensation paid to our President, Mr. Foster, in his role as a senior manager of Compressco, Inc., a subsidiary of TETRA. Mr. Foster made specific compensation recommendations for our other NEOs and Senior Management to TETRA’s CEO and in some cases, changes in compensation resulting from those recommendations were subject to the approval of the Management and Compensation Committee. Following the completion of the offering, the Board appointed the Management and Compensation Committee to discharge many of its responsibilities relating to the compensation of our executive officers. With regard to certain actions that must be taken directly by the Board, the Management and Compensation Committee provides recommendations to the Board that are consistent with our compensation philosophy, programs, and objectives, which are largely a continuation of TETRA’s compensation philosophy, programs and objectives.

The Management and Compensation Committee has the authority to retain compensation consultants, outside counsel, or other advisors to assist the committee in the discharge of its duties. In any given year, the Management and Compensation Committee bases its decision on whether to retain a compensation consultant on factors including prevailing market conditions, regulatory changes governing executive compensation, and the quality and applicability of any other relevant data that may be available. If a compensation consultant is engaged, the Chairman of the Management and Compensation Committee maintains a direct line of communication with the consultant and arranges meetings with the consultant that may include other members of the committee and/or our President, TETRA’s CEO and certain members of TETRA’s senior management. Through this communication with the Chairman of the Management and Compensation Committee, the consultant reports to, and acts at the discretion of, the Management and Compensation Committee.

In September 2009, after interviewing a number of consulting firms, the Management and Compensation Committee retained the services of Stone Partners, Inc., an independent human resources consulting firm, to provide an analysis of TETRA’s 2009 compensation program and make recommendations for 2010 compensation, which included the compensation of many of the individuals now comprising our Senior Management. The Management and Compensation Committee utilized Stone Partners at various times throughout 2010 to provide advice and guidance with respect to the implementation of certain of its recommendations. In September 2010, the Management and Compensation Committee confirmed with Stone Partners that the survey data in its 2009 compensation analysis was still relevant, given the slow pace of the general economic recovery, and the committee did not commission Stone Partners to provide an analysis of TETRA’s 2010 compensation. Instead, in its December 2010 consideration changes to the compensation program for 2011, the Management and Compensation Committee determined that the selected peer group for TETRA remained appropriate in scope and scale and reviewed peer group data obtained from 2010 proxy filings and other public disclosures, the 2010 Oilfield Manufacturing and Services Industry Survey, and the Stone Partners 2009 analysis averages increased by 3% to compensate for the age of the data.

In September 2011, the Management and Compensation Committee retained the services of Stone Partners to recommend for us a peer group of publicly traded partnerships distinct from TETRA’s peer group, provide comparisons of compensation offered by our peer group and reflected in industry-based survey data to our 2011 compensation, and assist the committee in its consideration of changes to our 2012 compensation. The Management and Compensation Committee’s consideration of the data provided by Stone Partners, and actions taken by the committee based on its findings, are further discussed in the section titled “Changes for Fiscal Year 2012,” below.

Role of our President. With regard to 2011 compensation, in December 2010 our President made recommendations concerning the compensation of our NEOs, other than himself, to TETRA’s CEO. TETRA’s CEO then made general recommendations for 2011 compensation for all of our NEOs, including Mr. Foster, and specific recommendations for 2011 compensation for Mr. Foster, to the Management and Compensation Committee. As background to these recommendations, in December 2010 TETRA’s CEO provided the Management and Compensation Committee with a detailed annual report that included his personal review of Mr. Foster’s performance, and Mr. Foster’s then current and historical annual base salaries, annual incentive targets, annual incentives earned and the values of outstanding equity-based and other long-term compensation, in a tally sheet format. Although our President did not prepare a separate report for TETRA’s

CEO supporting his recommendations for our other NEOs, information similar to that contained in TETRA’s compensation report was available to TETRA’s CEO and was considered during the process of making specific decisions for the remaining NEOs’ 2011 compensation.

Timing of Compensation Decisions. TETRA’s CEO has historically distributed his year-end compensation report to the Management and Compensation Committee, as well as the entire TETRA Board of Directors, prior to TETRA’s December board and committee meetings. The Management and Compensation Committee reviews TETRA’s CEO’s compensation report, information and recommendations provided by its compensation consultant, if any for that year, and such other information it considers relevant, and typically approves prospective changes in compensation for employees over which it has decision-making authority that may be implemented during the following year at the discretion of TETRA’s CEO. Also at its December meeting, the Management and Compensation Committee typically reviews a preliminary estimate of the aggregate amount of annual cash incentive compensation that may be awarded based on performance. The actual aggregate amount of the annual cash incentive compensation available for awards is finalized and approved and the specific amounts to be paid to TETRA’s CEO and other executive officers, including Mr. Foster, are reviewed and approved by the Management and Compensation Committee at a meeting in February of the following year prior to payment, based upon audited full year financial results.

In December 2011, in connection with the committee’s consideration of 2012 compensation, our President provided the Management and Compensation Committee with a detailed annual report substantially similar in format to the annual report historically provided to the committee by TETRA’s CEO. The report included our President’s personal review of the performance of each of our NEOs other than himself and, including himself, each of our NEOs’ then current and historical annual base salaries, annual incentive targets, annual incentives earned and the values of outstanding equity-based and other long-term compensation, in a tally sheet format. It is anticipated that our President will continue to provide this report to the Management and Compensation Committee on an annual basis.

Compensation Elements

We strongly believe that Senior Management should be compensated with a package that includes, at a minimum, the following three elements: salary, performance-based cash incentive compensation, and equity incentive compensation. A significant portion of the total prospective compensation paid to each member of Senior Management should be tied to measurable financial and operational objectives. These objectives may include absolute performance and performance relative to a peer group. During periods when performance meets or exceeds established objectives, Senior Management should be paid at or above the levels targeted for such objectives. When our performance does not meet key objectives, incentive award payments, if any, should be less than levels targeted for such objectives. The Management and Compensation Committee seeks to structure a balance between achieving strong short-term annual results and ensuring long-term viability and success. To reinforce the importance of this balance, we provide each member of Senior Management with both annual and long-term incentives. Currently, short-term incentive opportunities for Senior Management are in the form of annual cash incentives that are based on both objective performance criteria and subjective criteria. Historically, long-term incentives have included equity awards that typically vest over multiple years and performance-based cash awards that vest at the end of a three-year period based on the level of attainment of established performance goals. While the mix of salary, annual cash incentives and long-term incentives earned by Senior Management can vary from year-to-year depending on individual performance and on our overall performance, the Management and Compensation Committee believes that long-term incentives, the potential future value of which is heavily contingent on our long-term success, should constitute a significant portion of total compensation in any one year.

Salary. We believe that a competitive salary program is an important factor in our ability to attract and retain talented Senior Management employees. The Management and Compensation Committee has historically compared base salaries paid to TETRA’s senior management employees to the median base salaries reflected in peer group or industry survey compensation data. The Management and Compensation Committee may also consider industry survey data provided by its compensation consultant, if any for that year. Base salaries may be adjusted for performance, which may be individual or company-wide performance, expansion of duties or changes in market salary levels. In considering salary adjustments each year, the Management and Compensation Committee gives weight to the foregoing factors with particular emphasis on corporate performance goals and, prior to the December 2011 compensation review, TETRA’s

CEO’s analysis of each individual’s performance and his specific compensation recommendations. Beginning with the December 2011 compensation review, the Management and Compensation Committee considered a similar analysis of our NEOs’ performance by our President and our President’s specific compensation recommendations with regard to NEOs other than himself. The Management and Compensation Committee does not rely on formulas and considers all factors when evaluating salary adjustments.

In its December 2009 consideration of base salary levels, the Management and Compensation Committee recognized the significant increase in responsibility incumbent upon Mr. Foster in connection with the planned offering. Consequently, the Management and Compensation Committee gave TETRA’s CEO the authority to increase Mr. Foster’s base salary during 2010, at the TETRA CEO’s discretion. For similar reasons, Mr. Foster recommended salary increases for our other NEOs to TETRA’s CEO during 2010 and 2011. Base salary increases of approximately 5% and 25% for Messrs. Book and Brickman, respectively, were effective during 2010, and a base salary increase of approximately 11% for Mr. McBride was effective during 2011. The following table sets forth the base salaries that were effective for Messrs. Foster, Book and Brickman from January 3, 2011 through December 31, 2011, and for Mr. McBride from July 2, 2011 through December 31, 2011:

Name	Title	Base Salary

Ronald J. Foster	President	$250,000
Gary L. McBride	Chief Financial Officer, Treasurer and Secretary	180,500
Kevin W. Book	Vice President of International Operations	200,550
Larry W. Brickman	Vice President of Field Services	150,000

Performance-Based Cash Incentives. NEOs and other key employees of Compressco have historically been eligible to receive discretionary cash bonus awards pursuant to a program maintained by TETRA that was intended to provide participants with an opportunity to earn a cash bonus based upon levels of performance versus objective performance criteria and subjective individual performance criteria. As part of its engagement by the Management and Compensation Committee in 2009, Stone Partners submitted recommendations to assist TETRA in developing a cash incentive compensation plan that would provide greater focus on TETRA’s strategic business objectives, further its compensation philosophy, emphasize pay-for-performance, and provide competitive compensation opportunities. In March 2010, the Management and Compensation Committee adopted a Cash Incentive Compensation Plan that provides for both annual and long-term cash incentive opportunities to TETRA’s key employees, including our NEOs and other Senior Management. Our Senior Management continues to be eligible to receive awards under the Cash Incentive Compensation Plan.

Annual Performance-Based Cash Incentives. While the amount of each award paid to members of our Senior Management under TETRA’s Cash Incentive Compensation Plan is subject to the discretion of the Management and Compensation Committee, the plan provides for award opportunities, calculated as a percentage of base salary, based on financial and nonfinancial performance measures. For each annual incentive award, a threshold, target and stretch performance objective is established for each applicable performance measure and the amount of the award payment that may be received is based on the level of achievement of such performance objectives, subject to the discretion of the Management and Compensation Committee. In addition, recipients of annual incentive awards have the opportunity to participate in an award pool that may be established under the Cash Incentive Compensation Plan for achievement in excess of designated stretch performance objectives.

Annual Cash Incentive Compensation Plan awards may be based on financial and nonfinancial performance measures described in the plan or on other measures determined by the Management and Compensation Committee. For the 2011 plan year, performance measures for annual incentive awards to our NEOs included: (i) TETRA’s consolidated diluted net income per common share; (ii) health, safety and environmental metrics; (iii) Compressco’s profit before tax; (iv) the net number of compressor units placed into service by Compressco; and (v) personal objectives. The Management and Compensation Committee also assigned relative weightings to each 2011 performance measure. For Compressco participants, including our NEOs, an annual Cash Incentive Compensation Plan award opportunity, expressed as a percentage of base salary, was established for each participant by the Management and Compensation Committee for the 2011

plan year. In establishing these 2011 plan year opportunities, the Management and Compensation Committee elected to maintain the levels set for the 2010 plan year.

The following table sets forth the 2011 annual incentive award opportunities established by the Management and Compensation Committee as a percentage of base salary for our NEOs under TETRA’s Cash Incentive Compensation Plan:

	Threshold	Target	Stretch
Ronald J. Foster	9%	45%	72%
Gary L. McBride	5%	25%	40%
Kevin W. Book	5%	25%	40%
Larry W. Brickman	5%	25%	40%

For the 2011 plan year, the specific target performance objectives and the relative weight of each performance measure established by the Management and Compensation Committee for annual cash incentive awards to Messrs. Foster, McBride, Book and Brickman were: (i) TETRA consolidated diluted net income per common share of $0.75, weighted 20%; (ii) health, safety and environmental metrics that represented, in most cases, a minimum 10% improvement versus prior year results, weighted 20%; (iii) Compressco profit before tax of $23.3 million, weighted 40%; (iv) a net number of compressor units place into service of 222 units, weighted 10%; and (v) personal objectives, weighted 10%.

Under the Cash Incentive Compensation Plan, annual award opportunities are tied to measurable financial and operational performance objectives that are established by the Management and Compensation Committee at the beginning of each performance year. Although TETRA had initiated strategic efforts related to its oil and gas production subsidiary, Maritech Resources, Inc., and our initial public offering prior to the start of 2011, the time-frame for completion of those activities and the extent of any impact to TETRA’s financial results were unknown at the time of the Management and Compensation Committee’s establishment of the 2011 financial performance objective for the consolidated diluted net income per common share performance measure. Consequently, in its evaluation of TETRA’s attainment of that performance objective, the Management and Compensation Committee elected to exercise its authority under the Cash Incentive Compensation Plan to make adjustments for the Maritech property sales, the sale of a non-core business unit within TETRA’s Offshore Services segment, and the acquisition by TETRA of a new heavy-lift barge in 2011 (the TETRA Hedron). Specifically, the Management and Compensation Committee calculated an adjusted TETRA consolidated diluted net income per common share performance objective of $0.67 by:

(i)	subtracting the entire amount of Maritech’s budgeted contribution to that performance objective for the year;
(ii)	subtracting the budgeted contribution to that performance objective from the land plugging and abandonment business unit within the Offshore Services segment;
(iii)	adding the amount of the TETRA Hedron’s anticipated fourth quarter contribution to that performance objective; and
(iv)	adding Maritech’s budgeted contribution to that performance measure from January 1 through May 31 (the time period prior to the May 31 sale of the majority of Maritech’s properties).

Next, in evaluating actual results of operations, the Management and Compensation Committee adjusted TETRA’s consolidated diluted net income per common share by:

(i)	subtracting the entire amount of Maritech’s actual contribution to consolidated diluted net income per share for the year;
(ii)	subtracting the actual contribution to consolidated diluted net income per share from the land plugging and abandonment business unit within the Offshore Services segment prior to the date of its sale;
(iii)	adding the amount of one-time expenses related to start-up of the TETRA Hedron; and
(iv)	adding the amount of Maritech’s actual contribution to consolidated diluted net income per share from January 1 through May 31 (the time period prior to the May 31 sale of the majority of Maritech’s properties), excluding unusual charges

Having made such adjustments, the Management and Compensation Committee determined that TETRA’s adjusted consolidated diluted net income per share for the 2011 fiscal year was $0.56, or 83.6% of the adjusted consolidated diluted net income per common share performance objective.

With regard to performance measures tied to our operating results as a segment of TETRA, revenues increased in 2011 compared to the prior year due to increased sales of compressor units and parts and increased service revenues, particularly in Latin America. To a lesser extent, service revenues also increased due to demand in domestic onshore markets. This overall increase in demand for compression services resulted in our placing a net 230 compressor units into service during 2011, thereby achieving 103.6% of the target performance objective for net sets established by the Management and Compensation Committee. However, our profit before taxes was negatively impacted during 2011 by increased operating expenses and increased general and administrative expenses associated with the June 2011 offering. Consequently, our profit before taxes did not reach the threshold performance objective established by the Management and Compensation Committee. In addition, after reviewing our health, safety and environmental performance as measured by eight separate performance objectives, the Management and Compensation Committee determined that we reached 70% of our target performance objectives for the 2011 plan year.

In its consideration of the level of achievement of the personal objectives component of our NEOs’ 2011 performance measures, the Management and Compensation Committee weighed each individual’s contribution to our annual performance and our longer-term strategic goals, and other subjective factors. Although our financial performance did not reach the target performance objective established by the Management and Compensation Committee, the committee determined that our success in completing the initial public offering during 2011 combined with our successful attainment of the net sets target performance objective did merit payment of 160% of the target personal objective award opportunities for our NEOs.

The following table sets forth the amounts earned by our NEOs for each performance measure established by the Management and Compensation Committee for the 2011 plan year:

	2011 Plan Year Performance Measures
	TETRA
	Consolidated	Compressco		Compressco
	Diluted Net	Profit		Health, Safety		Total
	Income/Share	Before	Compressco	&	Personal	Earned
	(Adjusted)	Taxes	Net Sets	Environmental	Objectives	Award
Ronald J. Foster
% of objective attained	83.6%	*	103.6%	70.0%	160.0%
amount earned	$7,279	$-	$12,825	$15,750	$18,000	$53,854

Gary L. McBride
% of objective attained	83.6%	*	103.6%	70.0%	160.0%
amount earned	$2,920	$-	$5,144	$6,318	$7,220	$21,602

Kevin W. Book
% of objective attained	83.6%	*	103.6%	70.0%	160.0%
amount earned	$3,244	$-	$5,716	$7,019	$8,022	$24,001

Larry W. Brickman
% of objective attained	83.6%	*	103.6%	70.0%	160.0%
amount earned	$2,426	$-	$4,275	$5,250	$6,000	$17,951

*	Results were below the threshold level of performance and no amounts were earned.

Discretionary Non-Plan Bonuses. In addition to the annual cash incentives earned for 2011 performance under the Cash Incentive Compensation Plan discussed above, the Management and Compensation Committee desired to recognize the significant efforts and sacrifice of personal time required of our NEOs during 2011 for the successful completion of our initial public offering. To that end, the Management and Compensation Committee approved payment of discretionary non-plan bonuses for 2011 performance to Messrs. Foster, McBride, Book and Brickman of $6,146, $3,173, $3,748 and $1,862, respectively.

Equity Incentive Awards. Equity incentives, predominately awards of TETRA stock options and restricted stock, have historically comprised a significant portion of our NEOs’ total compensation package. The Management and Compensation Committee seeks to strike a balance between achieving short-term annual results and ensuring strong long-term success through its use of equity awards, which are geared toward longer-term performance as they generally, though not always, vest ratably over a three- or five-year period, and their values are materially affected by TETRA’s stock price appreciation.

In June 2011, our Board adopted the Compressco Partners, L.P. 2011 Long Term Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote our interests by enabling us to grant incentive compensation awards based on units to employees, officers, consultants and directors who provide services to us. The 2011 Plan is also intended to enhance our ability to attract and retain the services of individuals who are essential to our growth and profitability, and to encourage those individuals to devote their best efforts to advancing our business. The 2011 Plan seeks to achieve these purposes by providing for grants of restricted units, phantom units, unit awards and other unit-based awards. On June 20, 2011, in connection with the completion of the offering, the Board approved awards of restricted units to our NEOs and other Senior Management and key employees. Approximately one-third of such restricted units vested on January 4, 2012, and additional one-third portions of the restricted units will vest on January 4, 2013 and 2014.

Following the approval of the June 20 awards, the Board appointed the Management and Compensation Committee to administer the 2011 Plan. Subject to the provisions of the 2011 Plan, the Management and Compensation Committee may (i) designate participants to whom awards may be granted; (ii) determine the type or types of awards to be made; (iii) determine the number of units covered by an award and the terms or conditions of an award, consistent with the terms of the 2011 Plan; (iv) determine whether, to what extent, and under what circumstances awards may be vested, settled, exercised, cancelled or forfeited; (v) interpret and administer the 2011 Plan, and any instrument or agreement relating to an award made under the 2011 Plan; (vi) establish, amend, suspend or waive any rules and regulations and appoint such agents as it deems appropriate for the proper administration of the 2011 Plan; (vii) make any other determination and take any other action that it deems necessary or advisable for the administration of the 2011 Plan; and (viii) correct any defect, supply any omission or reconcile any inconsistency in the 2011 Plan or in any award under the plan.

Although we have not established formal guidelines for the grant of awards under the 2011 Plan, it is anticipated that future awards of restricted units will generally be made to members of Senior Management and other key employees on an annual basis. With respect to the annual awards, our President will make a recommendation to the Management and Compensation Committee as to the number and type of awards to be granted. The Management and Compensation Committee will consider the President’s recommendation and, after considering such other factors as it deems appropriate, make any adjustments it feels are appropriate and approve such awards at a regularly scheduled meeting of the committee or by written consent of the committee. With respect to awards granted to our NEOs and other members of Senior Management who are subject to Section 16 of the Exchange Act, the awards approved by the Management and Compensation Committee will not be effective until such awards have been ratified by the Board.

While the Management and Compensation Committee does consider peer group compensation practices in establishing equity incentive opportunities, it does not specifically benchmark the value of equity awards relative to any survey or peer group data. The Management and Compensation Committee does, however, annually review peer group equity compensation practices in order to gain a general impression of the proportionate share of equity award value in the total compensation packages offered by peer group companies.

Tax Deductibility of Compensation

With respect to the deduction limitations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Nonetheless, the taxable compensation paid to each of the NEOs in 2011 was less than the Section 162(m) threshold of $1,000,000.

Retirement, Health and Welfare Benefits

Our employees, as employees of a TETRA affiliate, are eligible to participate in a variety of health and welfare and retirement programs. TETRA is the sponsor of each of these benefit programs. Members of our Senior Management are generally eligible for the same benefit programs on the same basis as the broad-base of our employees. Our health and welfare programs are intended to protect employees against catastrophic loss and to encourage a healthy lifestyle. These health and welfare programs include medical, wellness, pharmacy, dental, life insurance, short-term and long-term disability insurance, and insurance against accidental death and disability.

401(k) Plan. Due to our relationship with TETRA, our employees are eligible to participate in a 401(k) Retirement Plan (the “401(k) Plan”) that is intended to supplement a participant’s personal savings and social security. Under the 401(k) Plan, eligible employees may contribute on a pretax basis up to 70% of their compensation, subject to an annual maximum established under the Code. Our general partner makes a matching contribution under the 401(k) Plan equal to 50% of the first 6% of a participant’s annual compensation that is contributed to the 401(k) Plan. All employees (other than nonresident aliens) who have reached the age of eighteen and have completed six months of service with us are eligible to participate in the 401(k) Plan.

Nonqualified Deferred Compensation Plan. Our Senior Management, directors, and certain other key employees have the opportunity to participate in the Executive Nonqualified Excess Plan, an unfunded, deferred compensation program sponsored by TETRA. Under the program, participants may defer a specified portion of their annual total cash compensation, including salary and performance-based cash incentive, subject to certain established minimums. The amounts deferred may increase or decrease depending on the participant’s deemed investment elections from among hypothetical investment election options. Deferral contributions and earnings credited to such contributions are 100% vested and may be distributed in cash at a time selected by the participant and irrevocably designated on the participant’s deferral form. In-service distributions may not be withdrawn until two years following the participant’s initial enrollment. Notwithstanding the participant’s deferral election, the participant will receive distribution of his deferral account if the participant becomes disabled or dies, or upon a change in control. None of our NEOs participated in the Executive Nonqualified Excess Plan during 2011.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for the private use of country clubs, meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. Messrs. Book and Brickman receive car allowances of $10,200 each per year, as do all of our sales and field service personnel who are not using company-owned vehicles. Further, our NEOs do not receive allowances or reimbursements for hunting and fishing camp costs or home security. During 2011, except for the car allowances for Messrs. Book and Brickman, no NEO received an allowance for any of the above or a reimbursement for any expense incurred for non-business purposes.

Severance Plan and Termination Payments

As of the filing date of this Annual Report, we do not have a defined severance plan for, or any agreement with, any NEO that would require us to make any termination payments.

Employment Agreements

The NEOs have entered into standard form employment agreements that are substantially identical to the form of agreement executed by all employees. Each of these employment agreements provide that the executives shall be employed on an “at will” basis, and for an indefinite period of time. Both we and the executive may terminate the agreement at any time. The agreements prohibit the executives from disclosing our confidential information or our affiliates’ confidential information during the employment relationship period or at any time following the employment period. The agreements do not provide for severance or change of control payments, nor do they govern specific compensation elements such as salary or bonus.

Change in Control Agreements

We do not have any change in control agreements with any NEO. However, TETRA’s Amended and Restated 2006 Equity Incentive Compensation Plan, 2007 Long Term Incentive Compensation Plan and 2011 Long Term Incentive Compensation Plan under which certain NEOs hold outstanding equity awards, do address change in control with respect to awards under the plans, including stock options and restricted stock agreements. In relation to options and restricted stock awards, the Management and Compensation Committee, at its sole discretion may, in the event of a change in control, accelerate vesting and/or the time at which outstanding options may be exercised under the various option agreements and eliminate restrictions relating to restricted stock. Similarly, under the Compressco Partners, L.P. 2011 Long Term Incentive Plan under which our NEOs hold outstanding equity awards, upon a change in control the Management and Compensation Committee, at its sole discretion, may eliminate restrictions relating to restricted units. Under the terms of TETRA’s Cash Incentive Compensation Plan, upon the occurrence of a change in control, all potential awards attributable to the performance period in which the change in control occurs will become payable on a pro rata basis at the target amounts of such awards, unless the Management and Compensation Committee determines otherwise. Compensation deferred under the Executive Nonqualified Excess Plan will become payable to plan participants if the plan is terminated within twelve months of a change in control.

Indemnification Agreements

Each of our current directors and our NEOs has executed an indemnification agreement which provides that we will indemnify these directors and officers to the fullest extent permitted by our First Amended and Restated Certificate of Limited Partnership, Bylaws and applicable law. The indemnification agreement also provides that our directors and officers will be entitled to the advancement of fees as permitted by applicable law, and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise is indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as an officer or director. In addition, Messrs. Brightman, Foster, Hertel and Sullivan, in their capacities as directors and/or executive officers of TETRA, have executed indemnification agreements with TETRA that are substantially similar to the indemnification agreements executed by each of them in connection with their services to us.

Changes for Fiscal Year 2012

In September 2011 the Management and Compensation Committee retained the services of Stone Partners to provide an analysis of our 2011 compensation and assist the committee in its consideration of our 2012 compensation program, including appropriate peer comparisons and the potential impact of evolving compensation trends and regulatory initiatives. Under its engagement by the Management and Compensation Committee, Stone Partners delivered to the committee two separate analyses. The first analysis included TETRA’s CEO, its other named executive officers and other members of its senior management, including our President and our other NEOs, and treated Compressco Partners as a wholly owned subsidiary of TETRA. The second analysis included only our President and our other NEOs, and treated Compressco Partners as a stand-alone, publicly traded master limited partnership with a peer group of similar entities distinct from TETRA’s peer group. For the purpose of evaluating our 2012 compensation program, the Management and Compensation Committee elected to rely on the data included in the second analysis. The peer group included:

Atlas Pipeline Partners, L.P.	Calumet Specialty Products Partners, L.P.	Crosstex Energy, L.P.
Eagle Rock Energy Partners, L.P.	Exterran Partners, L.P.	Genesis Energy, L.P.
Global Partners LP	Legacy Reserves LP	Martin Midstream Partners L.P.
Pioneer Southwest Energy Partners L.P.	Targa Resources Partners LP

In December 2011, the Management and Compensation Committee met to review and discuss the Stone Partners analysis and our President’s year-end compensation report, and to consider prospective changes to 2012 compensation for our NEOs. A representative of Stone Partners was in attendance at the Management and Compensation Committee’s December 2011 meeting to review the analysis and respond to the committee’s questions with, and without, our President and TETRA’s CEO present.

 In its analysis, Stone Partners utilized the above listed peer group, the Stone Partners Oilfield Services and Manufacturing Industry Executive Compensation Survey 2011, the Mercer Energy and Executive Compensation Surveys 2011, and the Towers Watson Top Management Compensation Survey 2011 to compare base salary, annual cash incentives and long-term incentives paid or available to our NEOs to the 25th, 50th and 75th percentiles of the averaged peer group and survey data, employing scope factors or regression analysis to predict compensation levels for certain positions, and aging the averaged results 3.5% to approximate compensation levels as of January 1, 2012. In its analysis report and in comments to the Management and Compensation Committee, Stone Partners noted that most of the above data sources provide compensation information for entities that are, on average, much larger than Compressco Partners. Stone Partners therefore recommended that our NEOs compensation be evaluated in the context of the 25th to 50th percentiles of the averaged peer group and survey data.

Salary. As discussed under “Compensation Elements” above, Mr. Foster recommended salary increases for our NEOs other than himself to TETRA’s CEO during 2010 and 2011. Base salary increases of approximately 5% and 25% for Messrs. Book and Brickman, respectively, were effective during 2010, and a base salary increase of approximately 11% for Mr. McBride was effective during 2011. In its December 2011 review of the Stone Partners analysis of our Senior Management compensation, the Management and Compensation Committee noted that our President’s 2011 base salary was 55.5% of market median base salary levels, while base salaries for our other NEOs were an average 73.6% of market median base salary levels. With regard to our NEOs other than our President, the Management and Compensation Committee also considered our President’s evaluation of each individual’s performance during 2011, and with regard to our President, the committee considered the evaluation of our President’s performance provided by TETRA’s CEO. In considering prospective changes to base salary levels for 2012, the Management and Compensation Committee weighed each of these factors and considered the increased responsibilities of Mr. Foster as President of a publicly traded limited partnership and approved an increase in base salary of 10.0% for Mr. Foster. In addition, the Management and Compensation Committee gave Mr. Foster the authority to increase other NEO base salaries during 2012, at his discretion. An increase in base salary of 8.7% for Mr. Brickman was effective as of January 2, 2012, and an increase in base salary of 2.2% for Mr. Book was effective as of January 28, 2012. The following table sets forth the annual base salaries that were effective as of January 28, 2012 for our NEOs:

Base Salary
as of January 28, 2012
Ronald J. Foster	$275,000
Gary L. McBride	$180,500
Kevin W. Book	$205,000
Larry W. Brickman	$163,000

Cash Incentive Compensation Plan. As part of its December 2011 review of NEO compensation, the Management and Compensation Committee reviewed a preliminary estimate of the aggregate amount of annual cash incentive compensation to be awarded based on 2011 performance under TETRA’s Cash Incentive Compensation Plan, and discussed the overall effectiveness of the plan in furthering our compensation philosophy. In its consideration of changes for the 2012 plan year, the Management and Compensation Committee did not specifically benchmark Cash Incentive Compensation Plan award opportunities relative to any survey or peer group data. The committee elected not to increase the levels of annual cash incentive opportunities for our NEOs for the 2012 plan year from the levels initially set for the 2010 plan year and maintained for the 2011 plan year.

Under the Cash Incentive Compensation Plan, financial and nonfinancial performance measures may be based on the performance criteria described in the plan or on such other measures as determined by the Management and Compensation Committee. With the completion of our initial public offering on June 20, 2011, we became obligated to pay quarterly cash distributions on our outstanding units. Recognizing that our ability to make the quarterly cash distributions at the expected minimum level would be an important factor in our success, the Management and Compensation Committee elected to use “distributable cash flow” (defined as Compressco Partners, L.P. earnings before interest, taxes, and depreciation and amortization plus (i) the non-cash cost of compressors sold, and (ii) non-cash equity compensation expenses, minus (i) interest expense, (ii) income tax expense and withholding, and (iii) maintenance capital expenditures) as one of our performance measures for the 2012 fiscal year.

Performance measures for 2012 annual incentive awards to our NEOs include: (i) distributable cash flow (as defined above); (ii) profit before taxes for Compressco Partners, L.P.; (iii) the net number of compressor units placed into service by Compressco Partners, L.P. during 2012; (iv) health, safety and environmental metrics; and (v) personal objectives. The Management and Compensation Committee assigned relative weightings to each of our NEOs’ 2012 performance measures of 35% on distributable cash flow, 15% on profit before taxes, 20% on the net number of compressor units placed into service during 2012, 20% on health, safety and environmental metrics, and 10% on personal objectives.

The following table sets forth the 2012 annual incentive award opportunities established by the Management and Compensation Committee as a percentage of base salary for our CEO and other NEOs under the Cash Incentive Compensation Plan:

	Threshold	Target	Stretch
Ronald J. Foster	9%	45%	72%
Gary L. McBride	5%	25%	40%
Kevin W. Book	5%	25%	40%
Larry W. Brickman	5%	25%	40%

Equity Incentive Awards. It is anticipated that future awards of restricted units will generally be made to our NEOs, other members of Senior Management and other key employees on an annual basis. We anticipate that such restricted unit awards will be granted under our 2011 Long Term Incentive Plan.

Management and Compensation Committee Report

Our general partner, Compressco Partners GP Inc., does not have a compensation committee. The Board of Directors of Compressco Partners GP Inc., the general partner of Compressco Partners, L.P., has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon such review and discussion, has approved the Compensation Discussion and Analysis for inclusion in this Annual Report on Form 10-K.

Submitted by the Board of Directors of Compressco Partners GP Inc.,
Geoffrey M. Hertel, Chairman
Stuart M. Brightman
Ronald J. Foster
James R. Larson
William D. Sullivan

Compensation of Executive Officers

Summary Compensation

The following table sets forth the compensation earned by (i) our President (“Principal Executive Officer”), (ii) our Chief Financial Officer (“Principal Financial Officer”),and (iii) each of our other executive officers (each a “Named Executive Officer”) for the fiscal years ended December 31, 2011, 2010 and 2009.

Summary Compensation Table

						Non-Equity
Name and				Stock	Option	Incentive	All Other
Principal Position	Year	Salary	Bonus	Awards(1)	Awards(1)	Plan Comp.(2)	Comp.(3)	Total
		($)	($)	($)	($)	($)	($)	($)

Ronald J. Foster	2011	$250,000	$6,146	$548,168	$-	$53,854	$13,119	$871,287
President	2010	$250,000	$-	$87,210	$86,565	$25,763	$8,228	$457,766
	2009	$233,654	$56,250	$-	$78,120	$-	$1,817	$369,841

Gary L. McBride	2011	$171,600	$3,173	$180,200	$-	$21,601	$10,774	$387,348
CFO	2010	$162,700	$-	$19,584	$19,403	$9,315	$6,216	$217,218
	2009	$168,958	$12,000	$-	$17,360	$-	$1,314	$199,632

Kevin W. Book	2011	$200,550	$3,748	$180,200	$-	$24,001	$24,245	$432,744
VP of International	2010	$199,081	$-	$19,584	$19,403	$11,481	$19,239	$268,788
Operations	2009	$198,346	$18,000	$-	$14,880	$-	$21,250	$252,476

Larry W. Brickman	2011	$150,000	$1,862	$180,200	$-	$17,951	$21,084	$371,097
VP of Field Services	2010	$130,875	$-	$12,648	$12,537	$8,588	$16,668	$181,316
	2009	$124,731	$10,000	$-	$14,880	$-	$10,974	$160,585

(1)
The amounts included in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2011, 2010, and 2009, in accordance with FASB ASC Topic 718. Restricted unit awards granted under the Compressco Partners equity plan during 2011 relate to our common units and are valued at $18.02 per common unit in accordance with FASB ASC Topic 718. Restricted stock awards granted during 2010 under the TETRA equity plans relate to TETRA’s common stock and are valued at $10.20 per share in accordance with FASB ASC Topic 718. Option awards granted in 2010 and 2009 under the TETRA equity plans relate to TETRA’s common stock. A discussion of the assumptions used in the valuation of option awards granted under the TETRA equity plans may be found in “Note I – Equity-Based Compensation” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)
The amounts included in the “Non-Equity Incentive Plan Compensation” column for 2011 and 2010 reflect the actual amount of the annual cash incentive earned for performance during that year and paid in March of the following year under TETRA’s Cash Incentive Compensation Plan.

(3)
The amounts reflected represent the employer paid portion of life, health, and disability insurance benefits, matching contributions under our 401(k) Retirement Plan, and annual car allowances during 2011, 2010 and 2009.

Grants of Plan Based Awards

The following table discloses the actual number of restricted unit awards granted under the Compressco Partners, L.P. 2011 Long Term Incentive Plan during the fiscal year ended December 31, 2011 to each Named Executive Officer, including the grant date fair value of these awards, and the threshold, target and maximum amounts of the annual non-equity (cash) incentive granted under TETRA’s Cash Incentive Compensation Plan during the fiscal year ended December 31, 2011 to each Named Executive Officer.

Grants of Plan Based Awards Table

						All Other
						Option		Grant Date
					All Other	Awards:	Exercise	Fair Value
		Estimated Future Payouts			Stock	Number of	Price	of Stock
		Under Non-Equity			Awards:	Securities	of	and
	Grant	Incentive Plan Awards(1)			Number	Underlying	Option	Option
Name	Date	Threshold	Target	Maximum	of Units	Options	Awards	Awards(2)
		($)	($)	($)	(#)	(#)	($/Share)	($)
Ronald J. Foster	2/15/2011	$22,500	$112,500	$225,000	-	-	$-	$-
	6/20/2011	$-	$-	$-	30,420	-	$-	$548,168
Gary L. McBride	2/15/2011	$8,135	$40,675	$81,350	-	-	$-	$-
	6/20/2011	$-	$-	$-	10,000	-	$-	$180,200
Kevin W. Book	2/15/2011	$10,028	$50,138	$100,276	-	-	$-	$-
	6/20/2011	$-	$-	$-	10,000	-	$-	$180,200
Larry W. Brickman	2/15/2011	$7,500	$37,500	$75,000	-	-	$-	$-
	6/20/2011	$-	$-	$-	10,000	-	$-	$180,200

(1)
The non-equity incentive plan awards granted on February 15, 2011 are the threshold, target and maximum amounts of the annual cash incentive granted for 2011 performance under TETRA’s Cash Incentive Compensation Plan. The actual amount of annual cash incentive earned for 2011 performance and paid in March 2012 for each of the NEOs was: Foster $53,854; McBride $21,601; Book $24,001; and, Brickman $17,951.

(2)	Restricted unit awards granted under the Compressco Partners equity plan are valued at $18.02 per common unit in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding stock option awards previously awarded by TETRA and classified as exercisable and unexercisable as of December 31, 2011 for each Named Executive Officer. The table also discloses the number and value of unvested restricted stock awards granted under the equity compensation plans maintained by TETRA as of December 31, 2011, assuming a market value of $9.34 per share (the closing price of TETRA’s common stock on December 30, 2011), and the number and value of unvested restricted unit awards granted under the Compressco Partners, L.P. 2011 Long Term Incentive Plan as of December 31, 2011, assuming a market value of $15.00 per unit (the closing price of our common units on December 30, 2011).

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
						Number of		Market Value
	Number of Securities					Shares of		of Shares of
	Underlying Unexercised			Option	Option	Stock or Units		Stock or Units
	Options			Exercise	Expiration	that Have		that Have
Name	Exercisable	Unexercisable		Price(1)	Date	Not Vested		Not Vested(2)
	(#)	(#)		($/Share)		(#)		($)

Ronald J. Foster	8,334	0		$8.3000	7/15/2014
Ronald J. Foster	10,201	0		$9.2067	12/28/2014
Ronald J. Foster	4,000	0		$23.0550	4/12/2016
Ronald J. Foster	4,000	0		$28.0750	5/12/2016
Ronald J. Foster	5,733	2,267	(3)	$21.1000	5/20/2018
Ronald J. Foster	28,000	3,500	(4)	$4.1700	4/9/2019
Ronald J. Foster	7,652	6,848	(5)	$10.2000	5/20/2020
Ronald J. Foster						200	(6)	$1,868
Ronald J. Foster						4,275	(7)	$39,929
Ronald J. Foster						30,420	(8)	$456,300
Gary L. McBride	30,000	0		$8.3000	7/15/2014
Gary L. McBride	10,500	0		$9.2067	12/28/2014
Gary L. McBride	2,000	0		$23.0550	4/12/2016
Gary L. McBride	3,583	1,417	(3)	$21.1000	5/20/2018
Gary L. McBride	6,222	778	(4)	$4.1700	4/9/2019
Gary L. McBride	1,715	1,535	(5)	$10.2000	5/20/2020
Gary L. McBride						200	(6)	$1,868
Gary L. McBride						960	(7)	$8,966
Gary L. McBride						10,000	(8)	$150,000
Kevin W. Book	10,500	0		$9.2667	12/9/2014
Kevin W. Book	2,000	0		$23.0550	4/12/2016
Kevin W. Book	2,000	0		$28.0750	5/12/2016
Kevin W. Book	3,583	1,417	(3)	$21.1000	5/20/2018
Kevin W. Book	5,333	667	(4)	$4.1700	4/9/2019
Kevin W. Book	1,715	1,535	(5)	$10.2000	5/20/2020
Kevin W. Book						100	(6)	$934
Kevin W. Book						960	(7)	$8,966
Kevin W. Book						10,000	(8)	$150,000
Larry W. Brickman	7,500	0		$18.8000	3/1/2016
Larry W. Brickman	4,300	1,700	(3)	$21.1000	5/20/2018
Larry W. Brickman	1,833	667	(4)	$4.1700	4/9/2019
Larry W. Brickman	1,108	992	(5)	$10.2000	5/20/2020
Larry W. Brickman						150	(6)	$1,401
Larry W. Brickman						620	(7)	$5,791
Larry W. Brickman						10,000	(8)	$150,000

(1)
All outstanding option awards relate to TETRA’s common stock. Under the terms of TETRA’s equity plans, the option exercise price must be greater than or equal to 100% of the closing price of the common stock on the date of grant. A discussion of the assumptions used in valuation of option awards granted under the TETRA equity plans may be found in “Note I – Equity-Based Compensation” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)
Market Value is determined by multiplying the number of shares of TETRA’s stock or our units that have not vested by $9.34 (for restricted stock awards) or $15.00 (for restricted unit awards), the closing price of the applicable security on December 30, 2011.

(3)	The TETRA stock option award vested 20% on May 20, 2009, vests an additional 1.6667% of the award each month, and will become fully vested on May 20, 2013.
(4)	The TETRA stock option award vested 33.33% on April 9, 2010, vests an additional 2.7778% of the award each month, and will become fully vested on April 9, 2012.
(5)	The TETRA stock option award vested 33.33% on May 20, 2011, vests an additional 2.7778% of the award each month, and will become fully vested on May 20, 2013.
(6)	The TETRA restricted stock award vested 20% on May 20, 2008, vests an additional 10% of the award once every six months, and will become fully vested on May 20, 2012.
(7)	The TETRA restricted stock award vested 33.33% on May 20, 2011, vests an additional 16.6667% of the award once every six months, and will become fully vested on May 20, 2013.
(8)	The Compressco Partners restricted unit award vested 33.34% on January 4, 2012 and vests an additional 33.33% on each of January 4, 2013 and 2014.

    Option Exercises and Stock Vested

The following table sets forth certain information regarding options and stock awards under TETRA’s equity plans that were exercised and became vested, respectively, by each of our Named Executive Officers during the fiscal year ended December 31, 2011.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise	Exercise	Vesting	Vesting
	(#)	($)	(#)	($)

Ronald J. Foster	0	$-	4,675	$36,768
Gary L. McBride	0	$-	1,460	$10,980
Kevin W. Book	0	$-	1,160	$8,672
Larry W. Brickman	3,500	$33,498	920	$6,823

Nonqualified Deferred Compensation

TETRA maintains the TETRA Technologies, Inc. Executive Nonqualified Excess Plan, an unfunded, nonqualified deferred compensation plan that allows participants to defer a portion of their base salaries and performance-based compensation. As of December 31, 2011, none of the Named Executive Officers had elected to participate in this plan.

Potential Payments upon a Change in Control or Termination

As of the filing date of this Annual Report, we do not have a defined severance plan for, or any agreement with, any Named Executive Officer that would require us to make any termination payments. We have previously entered into employment agreements with each Named Executive Officer that are substantially identical to the form of agreement executed by all of our employees. These agreements evidence the at-will nature of employment, and do not guarantee term of employment, salary, severance or change in control payments. Under TETRA’s 2007 Long Term Incentive Compensation Plan and 2011 Long Term Incentive Compensation Plan, the Management and Compensation Committee, at its discretion and on a case by case basis, may accelerate the vesting of restricted stock and/or the time at which outstanding options may be exercised upon the death, disability or retirement of participants. Under each of TETRA’s equity plans, the vesting of restricted stock and/or the time at which outstanding options may be exercised may be accelerated, at the discretion of the Management and Compensation Committee, upon the occurrence of a change in control. Similarly, under the Compressco Partners, L.P. Long Term Incentive Plan, the Management and Compensation Committee, in its sole discretion, may accelerate the vesting of restricted units upon the occurrence of a change in control. For purposes of this disclosure, we have assumed that no awards will receive accelerated treatment.

Director Compensation

As of June 20, 2011, each director who is not an employee of our general partner, TETRA, or any of its subsidiaries, receives annual compensation of $60,000 for attending regularly scheduled board meetings. This compensation is paid for the upcoming service year in the form of restricted unit awards that have an intended value of $60,000, prorated for such directors’ respective dates of election. Directors who are elected to service as the chairmen of our Conflicts Committee and Audit Committee receive additional annual compensation of $5,000 and $10,000, respectively, prorated from their respective dates of election, also paid in the form of restricted unit awards. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors.

Directors who are also our officers or employees, or officers or employees of TETRA, do not receive any compensation for duties performed as our directors. Consequently, neither Mr. Foster, our President, nor Mr. Brightman, the President and Chief Executive Officer of TETRA, was compensated for his service to us as a director during 2011. Mr. Hertel, who transitioned out of his role as an employee of TETRA on January 5, 2012, received a prorated amount of compensation for his service to us as a director during the 2011.

On June 20, 2011, the Board approved awards of restricted units to Messrs. Sullivan and Hertel. In determining the number of units to be awarded on that date, the Board used the initial public offering price of $20.00 per unit; however, the actual fair market value of restricted units awarded on June 20, 2011 was $18.02 per unit. Mr. Sullivan received an award of 3,000 restricted units with an aggregate grant date fair market value of $54,060, and Mr. Hertel received an award of 2,000 restricted units with an aggregate grant date fair value of $36,040 on June 20, 2011. Mr. Larson, who was appointed as a director and as Chairman of the Audit Committee on July 20, 2011, received an award of 3,102 restricted units with an aggregate grant date fair market value of $59,962 on July 20, 2011. Each such award of restricted units to Messrs. Sullivan, Hertel and Larson became 50% vested on December 10, 2011, and the remaining 50% portion of each award will vest on May 27, 2012. It is anticipated that directors will be appointed to the Board in May of each calendar year.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors and to Mr. Hertel during the fiscal year ended December 31, 2011.

Director Compensation Table

	Fees Earned or	Unit	Option	All Other
Name	Paid in Cash	Awards(1)	Awards	Compensation	Total
	($)	($)	($)	($)	($)
Geoffrey M. Hertel	$-	$36,040	$-	$-	$36,040
James R. Larson	$-	$59,962	$-	$-	$59,962
William D. Sullivan	$-	$54,060	$-	$-	$54,060

(1)
Restricted units granted to Messrs. Hertel and Sullivan on June 20, 2011 under the Compressco Partners equity plan are valued at $18.02 per common unit in accordance with FASB ASC Topic 718. Restricted units granted to Mr. Larson on July 20, 2011 are valued at $19.33 per common unit in accordance with FASB ASC Topic 718.

Compensation Policies and Risk Management

To the extent that risks may arise from our compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on us, we are required to discuss our policies and practices for compensating our employees (including our employees that are not Named Executive Officers) as they relate to our risk management practices and risk-taking incentives. We have determined that our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us, thus no such disclosure exists at this time. We seek to structure a balance between achieving strong short-term annual results and ensuring long-term viability and success by providing both annual and long-term incentive opportunities. We believe that providing both short- and long-term awards also helps to minimize any risk to us or our unitholders that could arise from excessive focus on short-term performance. Our general partner’s board of directors is aware of the need to routinely assess our compensation policies and practices and will make a determination as to the necessity of this particular disclosure on an annual basis.

Management and Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board is not required to maintain, and does not maintain, a compensation committee. During 2011, Messrs. Brightman and Foster, who were directors of our general partner, were also executive officers of TETRA. All compensation decisions with respect to Mr. Brightman are made by TETRA and he does not receive any compensation directly from us or from our general partner. All compensation decisions with respect to Mr. Foster are made by TETRA and our general partner as described above, with the exception of equity awards under the Compressco Partners, L.P. 2011 Long Term Incentive Plan which, if awarded, are granted by our general partner’s Board. Please read Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” below, for information about relationships among us, our general partner, and TETRA.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth certain information with respect to the beneficial ownership of our units as of March 1, 2012, with respect to each person that beneficially owns five percent (5%) or more of our outstanding units, and with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

	Common	Percentage	Subordinated	Percentage	Percentage
Name and	Units	of	Units	of	of Total Units
Business Address	Beneficially	Common	Beneficially	Subordinated	Beneficially
of Beneficial Owner	Owned	Units(1)	Owned	Units(2)	Owned(3)

TETRA Technologies, Inc.(4)	6,427,257	69.5%	6,273,970	100.0%	81.8%
24955 I-45 North
The Woodlands, TX 77380

Stuart M. Brightman	17,500	*	-	-	*
Ronald J. Foster	7,127	*	-	-	*
Geoffrey M. Hertel	51,000	*	-	-	*
James R. Larson	1,551	*	-	-	*
William D. Sullivan	11,500	*	-	-	*
Gary L. McBride	4,138	*	-	-	*
Kevin W. Book	2,438	*	-	-	*
Larry W. Brickman	2,138	*	-	-	*
Directors and executive officers
as a group (8 persons)	97,392	1.0%			*

*	Less than 1%.
(1)	Reflects common units beneficially owned as a percentage of 9,243,985 common units outstanding.
(2)	Reflects subordinated units beneficially owned as a percentage of 6,273,970 subordinated units outstanding.
(3)	As a percentage of total limited partner interest.
(4)
The common units and subordinated units beneficially owned by TETRA Technologies, Inc. are directly held of record by our general partner and TETRA International Incorporated, each a wholly owned subsidiary of TETRA Technologies, Inc. Each of our general partner and  TETRA International Incorporated has sole voting and investment power over the common and subordinated units held by them. As a result, TETRA Technologies, Inc. has indirect, sole voting and investment power over the common and subordinated units held by our general partner and TETRA International Incorporated.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of TETRA as of March 1, 2012 with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

	Amount and Nature of		Percentage
Name of Beneficial Owner	Beneficial Ownership		of Class

Stuart M. Brightman	664,519	(1)	*
Ronald J. Foster	77,968	(2)	*
Geoffrey M. Hertel	683,424	(3)	*
James R. Larson	0		*
William D. Sullivan	59,441	(4)	*
Gary L. McBride	58,315	(5)	*
Kevin W. Book	34,866	(6)	*
Larry W. Brickman	17,325	(7)	*
Directors and executive officers as a group (8 persons)	1,595,858	(8)	2.1%

*	Less than 1%
(1)	Includes 489,635 shares subject to options exercisable within 60 days of March 1, 2012.
(2)	Includes 73,564 shares subject to options exercisable within 60 days of March 1, 2012.
(3)	Includes 182,000 shares subject to options exercisable within 60 days of March 1, 2012.
(4)	Includes 5,625 shares subject to options exercisable within 60 days of March 1, 2012.
(5)	Includes 55,492 shares subject to options exercisable within 60 days of March 1, 2012.
(6)	Includes 26,492 shares subject to options exercisable within 60 days of March 1, 2012.
(7)	Includes 16,041 shares subject to options exercisable within 60 days of March 1, 2012.
(8)	Includes 848,849 shares subject to options exercisable within 60 days of March 1, 2012.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

				Number of Securities
	Number of Securities			Remaining Available for Future
	to be Issued upon		Weighted Average	Issuance under Equity Comp.
	Exercise of		Exercise Price of	Plans (Excluding Securities
Plan Category	Outstanding Options		Outstanding Options	Shown in the First Column)

Equity compensation plans
approved by security holders	0		$-	0

Equity compensation plans not
approved by security holders(1)	0	(2)	$-	1,373,300

Total:	0		$-	1,373,300

(1)
Consists of the 2011 Long Term Incentive Plan, which was approved by the Board of our general partner in connection with our initial public offering. Please read Item 11 of this Annual Report on Form 10-K for additional information regarding the 2011 Long Term Incentive Plan.

(2)	The table above does not include 159,771 restricted units subject to awards outstanding under the 2011 Long Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons. Excluding transactions under the Contribution Agreement as described below, the related person transactions in which we engaged in 2011 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement dated June 20,

2011 among us, our general partner and TETRA Technologies, Inc. (the “Omnibus Agreement”). We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

Upon the appointment of an additional independent director, the Board of our general partner will establish a conflicts committee to carry out certain duties set forth in our Partnership Agreement and the Omnibus Agreement, and to carry our any other duties delegated by the Board that involve or relate to conflicts of interest between us and TETRA, including its operating subsidiaries.

The conflicts committee will be charged with acting on an informed basis, in good faith and with an honest belief that any action taken by the committee is in our best interests. In taking any such action, including the resolution of a conflict of interest, the conflicts committee will be authorized to consider any factors it determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

Transactions with Related Persons. During the twelve months ended December 31, 2011, we made payments to Curtis1000, a provider of marketing, human resources and safety services, of approximately $53,000. The sales representative of Curtis1000 responsible for our business is the wife of Ronald J. Foster, the President of our general partner. We believe the costs of the services provided by Curtis1000 are comparable to the costs that would be charged by an unaffiliated third party.

Transactions with our General Partner and its Affiliates.

As of March 1, 2012, TETRA and certain of its subsidiaries, including our general partner, owned 6,427,257 common units and 6,273,970 subordinated units, which together constitute an 81% limited partner interest in us, and a 2% general partner interest in us. TETRA is, therefore, a “related person” to us as such term is defined by the SEC.

Distributions and Payments to the General Partner and its Affiliates. We will generally make cash distributions 98% to unitholders on a pro rata basis, including our general partner and certain subsidiaries of TETRA, as the holders of 6,427,257 common units and 6,273,970 subordinated units, and 2% to our general partner (assuming it makes any capital contributions necessary to maintain its 2% interest in us). In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, TETRA and our general partner will be entitled to increasing percentages of the distributions up to 48% of the distributions above the highest target distribution level.

For the year ended December 31, 2011, we paid aggregate distributions of approximately $2.8 million on our common units, $2.7 million on our subordinated units and $0.1 million on our general partner interest to TETRA and our general partner. On February 15, 2012, we paid a quarterly distribution with respect to the period from October 1, 2011 through December 31, 2011 of approximately $2.5 million on our common units, $2.4 million on our subordinated units and $0.1 million on our general partner interest to TETRA and our general partner.

Contribution Agreement. In connection with the closing of the offering, we entered into a contribution, conveyance and assumption agreement with TETRA, our general partner, Compressco,  and TETRA International Incorporated, each of which is a wholly owned subsidiary of TETRA (the “Contribution Agreement”). The Contribution Agreement provided for a series of conveyances, contributions and distributions by the various parties to the Contribution Agreement of substantially all of the business, operations and related assets and liabilities of our Predecessor including, among others, the following transactions:

—
Our general partner contributed to us, as a capital contribution, (a) all of the equity securities of Compressco Field Services, Inc.’s (“CFSI”) operating subsidiaries, which were contributed to the general partner pursuant to the Contribution Agreement, and (b) the business conducted by CFSI and its operating subsidiaries, together with related assets and liabilities, which were contributed to the general partner pursuant to the Contribution Agreement, in exchange for (i) a 2.0% general partner interest in us, (ii) all of our incentive distribution rights, (iii) 5,303,546 common units, (iv) 5,521,094 subordinated units, and (v) the right to receive up to 400,500 additional common units if such common units were not purchased by the underwriters of the offering within 30 days of the offering.

—
TETRA International contributed to us (a) all of TETRA International’s equity interests in two of its operating subsidiaries, and (b) certain equipment of TETRA International, in exchange for (i) 723, 211 common units, and (ii) 752,876 subordinated units.

—	We assumed and repaid $32.2 million of intercompany indebtedness using a portion of the proceeds generated by the offering.
—	We used approximately $8.1 million of the proceeds from the offering to reimburse TETRA for certain expenses incurred in connection with the offering.

Omnibus Agreement. Our ongoing relationship with TETRA and our general partner is governed by the Omnibus Agreement. Pursuant to the terms of the Omnibus Agreement, TETRA and our general partner are reimbursed for direct costs incurred in operating and maintaining our business and allocated expenses for personnel who perform corporate, general and administrative services on our behalf. TETRA and our general partner do not receive any management fee or other compensation for management of us. The Omnibus Agreement (other than the indemnification obligations described under “Indemnification for Environmental and Related Liabilities,” below) will terminate upon the earlier to occur of (i) a change in control of TETRA or our general partner, or (ii) June 20, 2014, unless we, our general partner and TETRA elect to extend the term of the agreement.

Subcontract Services

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the entity retaining such services, for such periods of time and in such amounts as may be mutually agreed upon by us and TETRA and our general partner. Any such services are required to be performed on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. For the year ended December 31, 2011, there were no services subcontracted by either of us to the other.

Sales, Leases or Exchanges of Equipment

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, sell, lease or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired by the acquiring entity to meet its production enhancement or other oilfield services obligations, in such amounts, in such conditions and for such periods of time as may be mutually agreed upon by us and our general partner. Any such sales, leases or in-kind exchanges are required to be on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA may purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in manufacturing such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof. For the year ended December 31, 2011, the approximate dollar value of the amounts involved in transactions between us and TETRA that were related to the sale, lease or exchange of equipment was as follows:

•
Pursuant to an equipment rental agreement between a subsidiary of ours and a subsidiary of TETRA in connection with TETRA’s operations in Mexico, there were rental amounts charged by us to TETRA of approximately $0.4 million during 2011.

•
Pursuant to an equipment sharing agreement between a subsidiary of ours and a subsidiary of TETRA in connection with operations in Mexico, there were rental amounts charged to TETRA by us of approximately $0.1 million during 2011.

•	In connection with our operations in Argentina, a subsidiary of ours purchased equipment from a subsidiary of TETRA during 2011 for approximately $0.9 million.

•
In addition to the foregoing, we also provide early production services to a customer in Argentina.  Pursuant to the terms of the agreement between a subsidiary of ours and a subsidiary of TETRA related to this project, during 2011 approximately $0.1 million was charged to TETRA by us for compressor parts and repairs and approximately $1.5 million was charged to TETRA by us as a reimbursement for capital expenditures.

Provision of Personnel and Services

Our business operations are conducted by our general partner’s employees and certain employees of TETRA’s Mexico-based subsidiaries. In addition, TETRA and our general partner provide certain corporate, general and administrative services to us that are reasonably necessary for the conduct of our business. Such corporate, general and administrative services include legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Under the Omnibus Agreement, the services TETRA and our general partner provide to us must be substantially similar in nature and quantity to the services TETRA and our general partner previously provided to our successor entity and can be no lower in quantity than is reasonably necessary to assist us in the management and operation of our business. For the year ending December 31, 2011, TETRA and our general partner charged us approximately $12.3 million in reimbursement for such services.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, subject to certain limitations, TETRA and our general partner have indemnified us against certain potential environmental claims, losses, and expenses associated with TETRA’s operation of our Predecessor entity prior to the completion of the initial public offering, and we have indemnified TETRA and our general partner for environmental claims arising following the completion of the initial public offering regarding the businesses contributed by TETRA and our general partner to us. TETRA and our general partner have also indemnified us for liabilities related to certain defects in title to our assets and certain consents and permits necessary to own and operate such assets, and tax liabilities attributable to TETRA’s operation of our assets prior to the completion of the initial public offering.

Director Independence

Please see Part III, Item 10 of this report (“Corporate Governance and Director Independence”) for a discussion of director independence matters.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by our principal accounting firm, Ernst & Young LLP, for the fiscal years ended December 31, 2011, and 2010, respectively:

	2011	2010

Audit fees(1)	$618,800	$1,463,100
Audit related fees	-	-
Tax fees(2)	215,486	122,665
Total fees	$834,286	$1,585,765

(1)
2010 amount consists of fees related to our  Registration Statement on Form S-1, filed on February 10, 2011, as amended. 2011 amount includes fees related to our Registration Statement on Form S-1, filed on May 27, 2011, as amended, as well as fees related to our 2011 annual audit.

(2)	Consists primarily of fees related to tax structuring associated with our formation and initial public offering in 2011, as well as fees for international tax compliance review in 2011 and 2010.

The audit committee of TETRA’s board of directors approved the portion of the above fees incurred prior to the June 2011 establishment of our Audit Committee, and our Audit Committee approved all fees incurred after such time. Before approving these fees, our Audit Committee or the audit committee of TETRA’s board of directors, as applicable, considered whether the provision of services by Ernst & Young LLP that are not related to the audit of our financial statements was compatible with maintaining the independence of Ernst & Young LLP, and concluded that it was.

Audit Committee Pre-Approval of Audit and Non-Audit Services

    The Audit Committee of our general partner has adopted a Pre-Approval Policy with respect to services which may be performed by our independent registered public accounting firm (the “Audit Firm”). This policy lists specific audit-related services as well as any other services that our Audit Firm is authorized to perform and sets out an estimated range of the dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives periodic reports on the nature of the services provided by the Audit Firm and to determine if such services are in compliance with the Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairman, to whom such authority has been conditionally delegated, prior to engagement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

3.	List of Exhibits

3.1
Certificate of Limited Partnership of Compressco Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed on November 10, 2008 (SEC File No. 333-155260)).

3.2
First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P., dated June 20, 2011  (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on June, 24, 2011 (SEC File No. 001-35195)).

3.3
Certificate of Incorporation of Compressco Partners GP Inc. (incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 filed on November 10, 2008 (SEC File No. 333-155260)).

3.4
First Amended and Restated Bylaws of Compressco Partners GP Inc., dated June 20, 2011 (incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K filed on June, 24, 2011 (SEC File No. 001-35195)).

3.5
Certificate of Correction of the Certificate of Limited Partnership of Compressco Partners, L.P. (incorporated by reference to Exhibit 3.5 to Amendment No.1 to the Partnership’s Registration Statement on Form S-1/A filed on December 19, 2008 (SEC File No. 333-155260)).

4.1
Specimen Unit Certificate representing Common Units (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Partnership’s Registration Statement on Form S-1 filed on April 12, 2011 (SEC File No. 333-155260)).

10.1
Contribution, Conveyance and Assumption Agreement, dated June 20, 2011, by and among Compressco, Inc., Compressco Field Services, Inc., Compressco Canada, Inc., Compressco de Mexico, S. de R.L. de C.V., Compressco Partners GP Inc., Compressco Partners, L.P.,  Compressco Partners Operating, LLC, Compressco Netherlands B.V., Compressco Holdings, LLC, Compressco Netherlands Coöperatief U.A., Compressco Partners Sub, Inc., TETRA International Incorporated, Production Enhancement Mexico, S. de R.L. de C.V. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2011 (SEC File No. 001-35195)).

10.2
Omnibus Agreement, dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 24, 2011 (SEC File No. 001-35195)).

10.3***
Compressco Partners, L.P. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit  4.4 to the Partnership’s Registration Statement on Form S-8 filed on June 17, 2011 (SEC File No. 333-175007)).

10.4***
Form of Employee Restricted Unit Agreement under the Compressco Partners, L.P. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Partnership’s Registration Statement on Form S-8 filed on June 17, 2011 (SEC File No. 333-175007)).

10.5***
Form of Director Restricted Unit Agreement under the Compressco Partners, L.P. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 to the Partnership’s Registration Statement on Form S-8 filed on June 17, 2011 (SEC File No. 333-175007)).

10.6
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1/A filed on May 27, 2011 (SEC File No. 333-155260)).

10.7
Credit Agreement, dated June 24, 2011, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC and Compressco Partners Sub, Inc., as the borrowers, the Partnership’s existing and future domestic subsidiaries, as loan guarantors, and JP Morgan Chase Bank, N.A., as the lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 30, 2011 (SEC File No. 001-35195)).

10.8+***	Summary Description of the Compensation of Non-Employee Directors of Compressco Partners GP Inc.
10.9+***	Summary Description of Named Executive Officer Compensation.
21+	Subsidiaries of the Partnership
23.1+	Consent of Ernst & Young LLP
31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed with this report.
**	Furnished with this report.
***	Management contract or compensatory plan or arrangement.
++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Compressco Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
	By:	Compressco Partners GP Inc.,
its general partner
Date: March 21, 2012	By:	/s/Ronald J. Foster
Ronald J. Foster, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Compressco Partners GP Inc., its general partner, and on the dates indicated:

Signature	Title	Date
/s/Geoffrey M. Hertel	Chairman of	March 21, 2012
Geoffrey M. Hertel	the Board of Directors

/s/Ronald J. Foster	President and Director	March 21, 2012
Ronald J. Foster	(Principal Executive Officer)

/s/Gary L. McBride	Chief Financial Officer	March 21, 2012
Gary L. McBride	(Principal Financial Officer)

/s/James P. Rounsavall	Controller	March 21, 2012
James P. Rounsavall	(Principal Accounting Officer)

/s/Stuart M. Brightman	Director	March 21, 2012
Stuart M. Brightman

/s/James R. Larson	Director	March 21, 2012
James R. Larson

/s/William D. Sullivan	Director	March 21, 2012
William D. Sullivan

EXHIBIT INDEX

3.1
Certificate of Limited Partnership of Compressco Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed on November 10, 2008 (SEC File No. 333-155260)).

3.2
First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P., dated June 20, 2011  (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on June, 24, 2011 (SEC File No. 001-35195)).

3.3
Certificate of Incorporation of Compressco Partners GP Inc. (incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 filed on November 10, 2008 (SEC File No. 333-155260)).

3.4
First Amended and Restated Bylaws of Compressco Partners GP Inc., dated June 20, 2011 (incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K filed on June, 24, 2011 (SEC File No. 001-35195)).

3.5
Certificate of Correction of the Certificate of Limited Partnership of Compressco Partners, L.P. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Partnership’s Registration Statement on Form S-1/A filed on December 19, 2008 (SEC File No. 333-155260)).

4.1
Specimen Unit Certificate representing Common Units (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Partnership’s Registration Statement on Form S-1 filed on April 12, 2011 (SEC File No. 333-155260)).

10.1
Contribution, Conveyance and Assumption Agreement, dated June 20, 2011, by and among Compressco, Inc., Compressco Field Services, Inc., Compressco Canada, Inc., Compressco de Mexico, S. de R.L. de C.V., Compressco Partners GP Inc., Compressco Partners, L.P.,  Compressco Partners Operating, LLC, Compressco Netherlands B.V., Compressco Holdings, LLC, Compressco Netherlands Coöperatief U.A., Compressco Partners Sub, Inc., TETRA International Incorporated, Production Enhancement Mexico, S. de R.L. de C.V. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2011 (SEC File No. 001-35195)).

10.2
Omnibus Agreement, dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 24, 2011 (SEC File No. 001-35195)).

10.3***
Compressco Partners, L.P. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit  4.4 to the Partnership’s Registration Statement on Form S-8 filed on June 17, 2011 (SEC File No. 333-175007)).

10.4***
Form of Employee Restricted Unit Agreement under the Compressco Partners, L.P. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Partnership’s Registration Statement on Form S-8 filed on June 17, 2011 (SEC File No. 333-175007)).

10.5***
Form of Director Restricted Unit Agreement under the Compressco Partners, L.P. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 to the Partnership’s Registration Statement on Form S-8 filed on June 17, 2011 (SEC File No. 333-175007)).

10.6
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1/A filed on May 27, 2011 (SEC File No. 333-155260)).

10.7
Credit Agreement, dated June 24, 2011, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC and Compressco Partners Sub, Inc., as the borrowers, the Partnership’s existing and future domestic subsidiaries, as loan guarantors, and JP Morgan Chase Bank, N.A., as the lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 30, 2011 (SEC File No. 001-35195)).

10.8+***	Summary Description of the Compensation of Non-Employee Directors of Compressco Partners GP Inc.
10.9+***	Summary Description of Named Executive Officer Compensation.
21+	Subsidiaries of the Partnership
23.1+	Consent of Ernst & Young LLP
31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed with this report.
**	Furnished with this report.
***	Management contract or compensatory plan or arrangement.
++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Compressco Partners GP Inc. and the
Unitholders of Compressco Partners, L.P.

We have audited the accompanying consolidated balance sheets of Compressco Partners, L.P. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, partners’ capital/net parent equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compressco Partners, L.P. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Houston, Texas
March 21, 2012

Compressco Partners, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,476	$6,629
Trade accounts receivable, net of allowances for doubtful
accounts of $235 in 2011 and $304 in 2010	11,227	9,241
Inventories	16,966	17,731
Deferred tax asset	100	580
Prepaid expenses and other current assets	1,601	1,361
Total current assets	47,370	35,542

Property, plant, and equipment:
Land and building	2,175	2,143
Compressors and equipment	137,868	128,939
Vehicles	12,881	13,152
Construction in progress	81	-
Total property, plant, and equipment	153,005	144,234
Less accumulated depreciation	(66,698)	(55,892)
Net property, plant, and equipment	86,307	88,342

Other assets:
Goodwill	72,161	72,161
Patents, trademarks and other intangible assets, net of accumulated
amortization of $469 in 2011 and $566 in 2010	28	102
Deferred tax asset	129	-
Other assets	349	419
Total other assets	72,667	72,682
Total assets	$206,344	$196,566

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$3,916	$1,939
Accrued liabilities and other	2,941	4,660
Amounts payable to affiliates	6,470	-
Total current liabilities	13,327	6,599

Other liabilities:
Affiliate note payable	-	145,085
Deferred tax liabilities	4,281	18,881
Other long-term liabilities	92	48
Total other liabilities	4,373	164,014

Commitments and contingencies

Partners' equity:
Net parent equity	-	25,953
Common units (9,101,308 units issued and outstanding)	111,989	-
Subordinated units (6,273,970 units issued and outstanding)	72,238	-
General partner interest	3,515	-
Accumulated other comprehensive income	902	-
Total partners' equity	188,644	25,953
Total liabilities and partners' equity	$206,344	$196,566

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Compression and other services	$81,979	$77,396	$86,105
Sales of compressors and parts	13,200	4,017	4,468
Total revenues	95,179	81,413	90,573

Cost of revenues (excluding depreciation and
amortization expense):
Cost of compression and other services	42,087	35,424	38,108
Cost of compressors and parts sales	9,620	2,554	2,851
Total cost of revenues	51,707	37,978	40,959

Selling, general and administrative expense	15,757	14,328	13,193
Depreciation and amortization	12,521	13,112	13,823
Interest expense, net	5,052	13,096	11,980
Other (income) expense, net	980	113	(82)
Income before income tax provision	9,162	2,786	10,700
Provision for income taxes	1,905	1,169	4,161
Net income	$7,257	$1,617	$6,539

Allocation of 2011 net income used for earnings per
unit calculation:
Net income	$7,257
Net income applicable to the period through
June 19, 2011	296
Net income applicable to the period June 20
through December 31, 2011	$6,961

General partner interest in net income	$139
Common units interest in net income	$4,026
Subordinated units interest in net income	$2,796

Net income per common unit:
Basic	$0.45
Diluted	$0.44

Weighted average common units outstanding:
Basic	9,044,293
Diluted	9,063,339

Net income per subordinated unit:
Basic and diluted	$0.45

Weighted average subordinated units outstanding:
Basic and diluted	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Years Ended December 31,
	2011	2010	2009

Net income	$7,257	$1,617	$6,539
Foreign currency translation adjustment, net of tax	407	(42)	417
Comprehensive income	$7,664	$1,575	$6,956

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Partners’ Capital / Net Parent Equity
(In Thousands)

					Accumulated
		Partners' Capital			Other
			Limited Partners		Compre-	Total
	Net Parent	General	Common	Subordinated	hensive	Partners'
	Equity	Partner	Unitholders	Unitholder	Income	Equity

Balance as of December 31, 2008	$56,792	$-	$-	$-	$-	$56,792
Net income for 2009	6,539	-	-	-	-	6,539
Foreign currency translation adjustment	417	-	-	-	-	417
Net distributions to parent	(29,848)	-	-	-	-	(29,848)
Balance as of December 31, 2009	$33,900	$-	$-	$-	$-	$33,900
Net income for 2010	1,617	-	-	-	-	1,617
Foreign currency translation adjustment	(42)	-	-	-	-	(42)
Net distributions to parent	(9,522)	-	-	-	-	(9,522)
Balance as of December 31, 2010	$25,953	$-	$-	$-	$-	$25,953
Net income attributable to period from
January 1, 2011 through June 19, 2011	296	-	-	-	-	296
Foreign currency translation adjustment
attributable to period from January 1, 2011
through June 19, 2011	675	-	-	-	-	675
Net contributions from parent
to Predecessor	119,053	-	-	-	-	119,053
Contribution of net assets
from Predecessor	(146,183)	3,514	69,328	72,171	1,170	-
Initial public offering proceeds,
net of underwriter discount	-	-	50,234	-	-	50,234
Offering costs	-	-	(8,057)	-	-	(8,057)
Net income attributable to period from
June 20, 2011 through December 31, 2011	-	139	4,026	2,796	-	6,961
Distributions ($0.3875 per unit)	-	(138)	(4,025)	(2,729)	-	(6,892)
Equity compensation	206	-	483	-	-	689
Other comprehensive income
(loss), net of tax	-	-	-	-	(268)	(268)
Balance as of December 31, 2011	$-	$3,515	$111,989	$72,238	$902	$188,644

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$7,257	$1,617	$6,539
Reconciliation of net income to cash provided
by operating activities:
Depreciation and amortization	12,521	13,112	13,823
Provision (benefit) for deferred income taxes	(2,536)	(895)	1,243
Equity compensation expense	689	392	360
Provision for doubtful accounts	504	304	724
Loss on sale of property, plant, and equipment	58	27	30
Changes in operating assets and liabilities:
Accounts receivable	(2,263)	3,159	734
Inventories	76	775	567
Prepaid expenses and other current assets	(1,302)	(982)	109
Accounts payable and accrued expenses	3,826	2,840	(308)
Other	55	42	115
Net cash provided by operating activities	18,885	20,391	23,936

Investing activities:
Purchases of property, plant, and equipment, net	(11,193)	(8,715)	(2,997)
Other investing activities	-	102	115
Net cash used in investing activities	(11,193)	(8,613)	(2,882)

Financing activities:
Proceeds from issuance of partnership common units,
net of underwriters' discount	50,234	-	-
Payment of offering costs	(8,057)	-	-
Payment of affiliate note payable	(32,200)	-	-
Distributions paid	(6,816)	-	-
Payment of financing costs	(362)	-	-
Net distribution (to) from parent	408	(9,735)	(17,854)
Net cash provided by (used in) financing activities	3,207	(9,735)	(17,854)

Effect of exchange rate changes on cash	(52)	8	402

Increase in cash and cash equivalents	10,847	2,051	3,602
Cash and cash equivalents at beginning of period	6,629	4,578	976
Cash and cash equivalents at end of period	$17,476	$6,629	$4,578

See Notes to Consolidated Financial Statements

COMPRESSCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE A — FORMATION OF THE PARTNERSHIP AND DESCRIPTION OF BUSINESS

Compressco Partners, L.P., a Delaware limited partnership, was formed to acquire certain natural gas wellhead compression-based production enhancement service business, operations and related assets and liabilities from Compressco, Inc. and its subsidiaries (Compressco) and certain assets, liabilities and operations of certain other subsidiaries of TETRA Technologies, Inc. (TETRA) conducting business in Latin America. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing Compressco Partners, L.P. and its wholly owned subsidiaries. We design and manufacture a majority of our compressor units and use these compressor units in conjunction with other equipment and personnel from affiliated companies to provide services to our customers. Our operations are located principally in the mid-continent, mid-western, Rocky Mountain, and Gulf Coast regions of the United States, as well as significant operations in Canada and Mexico and an established presence in other countries located in South America, Eastern Europe and the Asia-Pacific region.

Prior to the completion on June 20, 2011 of our initial public offering of 2,670,000 common units representing limited partner interests (the offering), Compressco Partners GP Inc. (our general partner) and Compressco Field Services, Inc., each a wholly owned subsidiary of TETRA, owned all of our ownership interests. In connection with the completion of the offering, our general partner and TETRA International Incorporated, a wholly owned subsidiary of TETRA, contributed to us certain natural gas wellhead compression-based production enhancement service business, operations and related assets and liabilities as well as certain well monitoring and automated sand separation services business and operations in Latin America and related assets and liabilities. In exchange for these contributions, we issued 6,026,757 common units and 6,273,970 subordinated units representing limited partner interests to our general partner and TETRA International Incorporated and a 2.0% general partner interest and incentive distribution rights to our general partner. For a discussion of the various agreements associated with this contribution transaction, see Note C – “Related-Party Transactions.” The transactions described above represent transactions between entities under common control. Consequently, we recorded the contributed assets at TETRA’s carrying value. Effective with the completion of the offering on June 20, 2011, our operations are owned and operated by our wholly owned subsidiaries.

In connection with the offering, TETRA and its affiliates contributed certain assets and liabilities to the capital of the Partnership in exchange for the units and general partner interest described above and the right to receive up to 400,500 additional common units valued at $20.00 per common unit if such additional common units were not acquired by the underwriters of the offering by July 14, 2011, pursuant to the underwriters’ 30-day option to purchase any portion of the additional common units. The underwriters did not exercise their option to purchase any additional common units and the 400,500 additional common units were issued to TETRA and its affiliates on July 15, 2011 for no additional consideration.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

For periods prior to June 20, 2011, the accompanying audited consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in owner’s equity of our Predecessor, which consists of the assets, liabilities and operations of Compressco and its subsidiaries and certain assets, liabilities and operations of certain other subsidiaries of TETRA conducting business primarily in Mexico (together, our Predecessor). For the periods on and after June 20, 2011, the accompanying audited consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows and changes in partners’ equity.

Our consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Staff Accounting Bulletin (SAB) Topic 1-B “Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Prior to the offering, certain administrative expenses were incurred by TETRA on behalf of our Predecessor. The portion of TETRA’s cost of providing these services that can be directly or indirectly attributed to our operations has been allocated to our Predecessor and is included in the accompanying consolidated financial statements. Such allocations were calculated based on allocation factors, such as the estimated percentage of time and costs spent by TETRA to perform these administrative services on our Predecessor’s behalf, which our management believes is reasonable; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations. Subsequent to the offering, our general partner and other subsidiaries of TETRA provide services to us pursuant to an Omnibus Agreement, as further described in Note C – “Related Party Transactions.”

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our consolidated financial statements as of December 31, 2011 include all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the annual periods.

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

Financial Instruments

The fair values of our financial instruments, which may include cash, accounts receivable, and accounts payable, approximate their carrying amounts. The fair value of our Predecessor’s affiliate note payable was $145.1 million as of December 31, 2010 compared to its carrying value of $145.1 million. The fair value of our Predecessor affiliate note payable was calculated internally, using existing market conditions and average cost of debt (a level 3 fair value measurement). Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable, which are primarily due from companies of varying size engaged in oil and gas activities in the United States, Canada and Mexico. Our policy is to review the financial condition of customers before extending credit and periodically update customer credit information. Payment terms are on a short-term basis. During 2011, PEMEX and BP accounted for 14.3% and 14.3%, respectively, of our revenues. During 2010, BP and PEMEX accounted for 14.1% and 12.4%, respectively, of our revenues. During 2009, PEMEX and BP accounted for 15.2% and 13.7%, respectively, of our revenues.

Foreign Currencies

We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar and the Mexican peso, as a result of our international operations.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable.

Inventories

Inventories consist primarily of compressor unit components and parts, and are stated at the lower of cost or market. Inventories are accounted for using the average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance (including compressor unit overhaul cost) is charged to operations as incurred. Compressors include compressor units currently placed in service and available for service. Depreciation is computed using the straight-line method based on the following estimated useful lives:

Compressors	12 years
Equipment and other property	3 – 8 years
Vehicles	3 years
Information systems	3 years

Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives. Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $12.5 million, $13.1 million, and $13.8 million, respectively.

Intangible Assets other than Goodwill

Intangible assets with definitive lives are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 7 years. Amortization expense related to these intangible assets was $81,000, $88,000 and $88,000 for the twelve months ended December 31, 2011, 2010, and 2009, respectively, and is included in depreciation and amortization. The estimated future annual amortization expense of patents, trademarks, and other intangible assets is as follows:

Year Ending
December 31,
(In Thousands)

2012	$28
2013	-
2014	-
2015	-
2016	-
Thereafter	-
$28

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. Beginning in 2011, the annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that it was not “more likely than not” that the fair value of our business was less than its carrying value as of

December 31, 2011. If the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test being performed. The first step of the impairment test, if required, is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill and the recorded amount is written down to the hypothetical amount, if lower.

Our management must apply judgment in determining the estimated fair value for purposes of performing the goodwill impairment test. We have determined that there is no impairment of the goodwill recorded as of December 31, 2011 or 2010. As of December 31, 2011 and 2010, goodwill totaled $72.2 million, and has not changed significantly since our Predecessor was acquired by TETRA in July 2004.

Impairment of Long-Lived Assets

Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value.

Environmental Liabilities

The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Revenue Recognition

We recognize revenue using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer’s price is fixed or determinable; and (d) collectability is reasonably assured. Our compressor units and services are provided pursuant to contract terms ranging from two weeks to one month. As of December 31, 2011, all monthly agreements are cancellable with 30 days written notice by the customer.

Operating Costs

Operating costs incurred during customer trial periods are expensed as incurred.

Income Taxes

 Prior to the offering, the financial results of our Predecessor’s operations were included in TETRA’s consolidated U.S. federal tax return. Accordingly, our Predecessor’s results of operations included a provision for federal, state and international income taxes, calculated on a separate return basis, for the period prior to the offering.

Following the offering, our operations are not subject to U.S. federal income tax other than the operations that are conducted through a taxable subsidiary. We will incur state and local income taxes in certain of the United States in which we conduct business. We incur income taxes and will be subject to withholding requirements related to certain of our operations in Mexico, Canada, and other foreign countries in which we operate. Furthermore, we will also incur Texas Margin Tax, which, in accordance with FASB ASC 740, is classified as an income tax for reporting purposes.

Earnings per Common and Subordinated Unit

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period. Prior to the offering, we were wholly owned by TETRA. Accordingly, net income per common unit is not presented for periods prior to the offering. A reconciliation of the common shares used in the computations of earnings per common and subordinated unit is presented in Note J – "Earnings per Common and Subordinated Unit."

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in Partners’ Capital/Net Parent Equity in the accompanying audited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income during the periods ended December 31, 2011, 2010, and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Balance, beginning of year	$495	$537	$120
Foreign currency translation adjustment, net of taxes of $490
in 2011, $(201) in 2010, and $224 in 2009	407	(42)	417
Balance, end of year	$902	$495	$537

Recently Issued Accounting Pronouncements

 In September 2011, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (ASU 2011-08), which simplifies how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not have a significant impact on our financial statements.

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), which has the objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are to be applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. The adoption of the accounting and disclosure requirements of this ASU did not have a significant impact on our financial statements.

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

NOTE C — RELATED PARTY TRANSACTIONS

Set forth below are descriptions of certain agreements we entered into with related parties in connection with the initial public offering. The descriptions are not complete and are qualified in their entirety by reference to the full text of the agreements, which are filed as exhibits to filings with the SEC.

Omnibus Agreement

On June 20, 2011, in connection with the completion of the initial public offering, we entered into an omnibus agreement (the Omnibus Agreement) with TETRA and our general partner.

Under the terms of the Omnibus Agreement, the general partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based business. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our general partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. The services provided by the employees of  the general partner, TETRA, and TETRA’s subsidiaries under the Omnibus Agreement are required to be substantially similar in nature and quality to the services previously provided by these employees to our Predecessor, in connection with their management and operation of our business and no lower in quantity than is reasonably necessary to assist us in the management and operation of our business, even if greater in quantity than previously provided prior to the completion of the offering. Pursuant to the Omnibus Agreement, we reimburse the general partner and TETRA for services they provide to us. Following the initial public offering on June 20, 2011, we paid TETRA $6.4 million through December 31, 2011 for expenses incurred on our behalf. Subsequent to December 31, 2011, we paid TETRA an additional $8.0 million for similar expenses incurred on our behalf in 2011 and 2012.

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

Our purpose, as set forth in our partnership agreement, is limited to any business activity that is approved by our general partner and that lawfully may be conducted by a limited partnership organized under Delaware law; provided that without the approval of unitholders holding at least 90% of the outstanding units (including units held by our general partner and its affiliates) voting as a single class, our general partner shall not cause us to take any action that our general partner determines would be reasonably likely to cause us to be treated as an association taxable as a corporation or otherwise taxable as an entity for federal income tax purposes.

Although our general partner has the ability to cause us and our subsidiaries to engage in activities other than the business of providing natural gas production enhancement services, our general partner has no current plans to do so and may decline to do so free of any fiduciary duty or obligation whatsoever to us or the limited partners, including any duty to act in good faith or in the best interests of us or the limited partners. Our general partner is authorized in general to perform all acts it determines to be necessary or appropriate to carry out our purposes and to conduct our business.

The Partnership Agreement requires Compressco Partners to distribute all of its available cash, as defined in the Partnership Agreement, to the holders of the common units, subordinated units, 2% general partner interest, and incentive distribution rights in accordance with the terms of the Partnership Agreement. The Partnership Agreement also provides for the management of Compressco Partners by the general partner.

Our Partnership Agreement authorizes us to issue an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by our general partner without the approval of our unitholders.

2011 Long Term Incentive Plan

The Compressco Partners, L.P. 2011 Long Term Incentive Plan (the 2011 Long Term Incentive Plan) has been adopted by our general partner. This plan is intended to promote our interests by providing to our employees, consultants, and directors incentive compensation, based on our common units, to encourage superior performance. The 2011 Long Term Incentive Plan provides for grants of restricted units, phantom units, unit awards and other unit-based awards up to a plan maximum of 1,537,122 common units. This plan is also intended to attract and retain the services of individuals who are essential for our growth and profitability, as well as that of our affiliates. See Note I - "Equity-Based Compensation," for additional discussion.

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

NOTE D — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consisted of the following as of:

		December 31,
	Maturity Date	2011	2010
		(In Thousands)

7.5% Affiliate Note	December 31, 2020	$-	$145,085
Bank revolving line of credit facility	June 24, 2015	-	-
		-	145,085
Less current portion		-	-
Total long-term debt		$-	$145,085

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

On June 24, 2011, we entered into a new credit agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million less $3.0 million that is required to be set aside as a reserve that cannot be borrowed. The credit facility is available for letters of credit (with a sublimit of $5.0 million) and includes an uncommitted $20.0 million expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of December 31, 2011, there is no balance outstanding under the Credit Agreement. The maturity date of the Credit Agreement is June 24, 2015.

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

NOTE E — LEASES

We lease some of our office space, warehouse space, operating locations, and machinery and equipment. The office, warehouse, and operating location leases, which vary from one to five year terms that expire at various dates through 2014 and are renewable for three and five year periods on similar terms, are classified as operating leases and generally require us to pay all maintenance and insurance costs. We have no leases which qualify as capital leases.

Future minimum lease payments by year and in the aggregate, under operating leases with terms of one year or more, consist of the following at December 31, 2011:

Operating Leases
(In Thousands)

2012	$439
2013	343
2014	62
2015	-
2016	-
After 2016	-
Total minimum lease payments	$844

Rental expense for all operating leases was $1.3 million, $1.0 million, and $0.9 million in 2011, 2010, and 2009, respectively.

NOTE F — INCOME TAXES

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. The net Federal tax basis of the non-taxable Partnership’s assets and liabilities is less than the reported amounts on the financial statements by approximately $126 million as of December 31, 2011.

Certain of our Predecessor’s operations were included in TETRA’s consolidated U.S. federal tax return, and no intercompany tax sharing arrangements exist between TETRA and its subsidiaries, including those included in our Predecessor. Following our initial public offering, our operations are treated as a partnership for federal tax purposes with each partner being separately taxed on its share of taxable income. However, a portion of our business is conducted through a taxable U.S. corporate subsidiary. Accordingly, a U.S. federal and state income tax provision has been reflected in the accompanying statements of operations. We entered into a tax sharing agreement with TETRA with respect to the Texas Franchise tax liability. The resulting state tax expense is included in the provision for income taxes. Certain of our operations are located outside of the U.S., and the Partnership is responsible for income taxes in these countries.

The income tax provision attributable to our operations for the years ended December 31, 2011, 2010, and 2009 consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Current
Federal	$3,094	$648	$606
State	199	162	269
Foreign	1,148	1,254	2,043
	4,441	2,064	2,918
Deferred
Federal	(2,263)	(829)	1,123
State	(92)	(88)	80
Foreign	(181)	22	40
	(2,536)	(895)	1,243
Total tax provision	$1,905	$1,169	$4,161

A reconciliation of the provision for income taxes attributable to continuing operations, computed by applying the federal statutory rate for the years ended December 31, 2011, 2010, and 2009 to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Income tax provision computed at
statutory federal income tax rates	$3,207	$975	$3,745
Partnership earnings	(3,013)	-	-
Corporate subsidiary earnings subject to federal tax	757	-	-
Income tax expense attributable to foreign earnings	780	-	-
State income taxes(net of federal benefit)	92	48	227
Nondeductible expenses	82	146	189
Total tax provision	$1,905	$1,169	$4,161

Income before income tax provision includes the following components:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Domestic	$5,768	$4,550	$5,333
International	3,394	(1,764)	5,367
Total	$9,162	$2,786	$10,700

We file U.S. federal, state, and foreign income tax returns on behalf of all of our consolidated subsidiaries. With few exceptions, Compressco is not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2005. We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2011
United States – State and Local	2011
Non-U.S. jurisdictions	2005

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We will establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While we consider future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize all of our deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2011 and our Predecessor’s deferred tax assets and liabilities as of December 31, 2010 are as follows:

Deferred Tax Assets:
	December 31,
	2011	2010
	(In Thousands)

Accruals	$77	$326
Net operating losses	381	269
Equity-based compensation	-	504
Bad debt reserve	35	57
All other	-	441
Total deferred tax assets	493	1,597
Valuation allowance	-	(62)
Net deferred tax assets	$493	$1,535

Deferred Tax Liabilities:
	December 31,
	2011	2010
	(In Thousands)
Excess book over tax basis in
property, plant, and equipment	$4,184	$18,468
All other	360	1,368
Total deferred tax liability	4,544	19,836
Net deferred tax liability	$4,051	$18,301

At December 31, 2011, we have approximately $1.4 million of foreign net operating loss carryforwards/carrybacks. In those foreign jurisdictions in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire in 2021.

ASC 740 provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2011, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). The partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership’s policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.

NOTE G — COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of any lawsuits against us cannot be predicted with certainty, management does not expect that any of these legal proceedings would, if determined adversely against us, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

NOTE H — NET PARENT EQUITY AND PARTNERS’ CAPITAL

Allocation of Net Parent Equity and Partners’ Capital

Our financial position, results of operations, cash flows and net parent equity for all periods presented prior to the offering represent those of our Predecessor. In accordance with generally accepted accounting principles, the contribution by TETRA and its subsidiaries of certain natural gas wellhead compression-based production enhancement service business, operations and related assets and liabilities and certain well monitoring and automated sand separation services business and operations in Latin America and related assets and liabilities were accounted for as transactions between entities under common control. Therefore, the net assets were recorded on our balance sheet at $146.2 million, representing TETRA’s carrying value of the net assets and our partners’ capital as of the offering date. Accordingly, the $146.2 million carrying value of the net assets is presented as an allocation of net parent equity to the limited and general partner’s capital of TETRA in the accompanying consolidated statement of partners’ capital/net parent equity.

The following table provides the carrying values in the assets and liabilities TETRA contributed to us:

Carrying Values
(In Thousands)

Cash and cash equivalents	$7,430
Trade accounts receivable	14,375
Inventories	16,085
Prepaid expenses and other current assets	1,867
Property, plant and equipment	140,500
Less accumulated depreciation	(58,129)
Goodwill	72,161
Intangibles and other long-term assets, net	131
Current liabilities	(9,994)
Affiliate note payable	(32,200)
Deferred tax liabilities	(4,569)
Other long-term liabilities	(304)
Cumulative translation adjustment	(1,170)
Net assets contributed	$146,183

Allocation of Net Income

Our net income is allocated to partners’ capital accounts in accordance with the provisions of the partnership agreement.

NOTE I — EQUITY-BASED COMPENSATION

2011 Long Term Incentive Plan

The Compressco Partners, L.P. 2011 Long Term Incentive Plan (the 2011 Long Term Incentive Plan) has been adopted by our general partner. This plan is intended to promote our interests by providing to our general partner’s employees, consultants, and directors incentive compensation, based on our common units, to encourage superior performance. The 2011 Long Term Incentive Plan provides for grants of restricted units, phantom units, unit awards and other unit-based awards up to a plan maximum of 1,537,122 common units. This plan is also intended to attract and retain the services of individuals who are essential for our growth and profitability, as well as that of our Affiliates.

Restricted unit awards under the 2011 Long Term Incentive Plan are granted pursuant to restricted unit agreements and generally vest in one-third increments. Each of the restricted unit awards includes unit distribution rights, which enable the recipient to receive accumulated cash distributions on the restricted units in the same amounts as our unitholders receive cash distributions on our common units. Accumulated distributions associated with each underlying restricted unit are payable upon vesting of the related restricted unit (and are forfeited if the related restricted unit is forfeited). While the initial grants of restricted units vest solely with respect to the passage of time, the committee designated under the plan has the authority to grant any award from the 2011 Long Term Incentive Plan with performance-based vesting conditions in addition to time-based vesting conditions. Awards that vest subject to performance-based vesting conditions are intended to further align the interests of key employees, directors and consultants with those of our unitholders.

During the year ended December 31, 2011, we granted to certain officers and employees 168,572 restricted common unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $17.89 per unit, or an aggregate market value of $3.0 million. The fair value of awards vesting during 2011 was approximately $75 thousand.

The following is a summary restricted unit activity for the year ended December 31, 2011:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
	(In Thousands)

Nonvested restricted units outstanding at December 31, 2010	0	$-

Units granted	169	17.89
Units cancelled	(5)	18.02
Units vested	(4)	18.52
Nonvested restricted units outstanding at December 31, 2011	160	$17.87

Total estimated unrecognized equity-based compensation expense from unvested restricted common units as of December 31, 2011 was approximately $2.4 million and is expected to be recognized over a weighted average period of approximately 2 years. The amount recognized in 2011 was approximately $0.5 million.

Predecessor Equity-Based Compensation

TETRA granted restricted common stock, options for the purchase of its common stock, and other performance-based, equity-based compensation awards to designated employees, including certain of our Predecessor’s employees. The Black-Scholes option-pricing model was used to estimate the option fair values, using the following assumptions during the periods presented:

Year Ended December 31,
	2011	2010	2009

Expected stock price volatility	72% to 75%	72% to 73%	65% to 73%
Expected life of options	4.7 years	4.7 years	4.7 years
Risk free interest rate	0.87% to 2.24%	1.3% to 2.8%	1.9% to 2.6%
Expected dividend yield	-	-	-

 Equity-based compensation expense incurred by TETRA associated with our Predecessor’s employees is a direct cost of our Predecessor’s operations. During 2011, 2010, and 2009, equity-based compensation expense incurred by TETRA and allocated to Compressco totaled $206 thousand, $392 thousand, and $360 thousand, respectively, which approximated the fair value of equity-based compensation awards vesting during the periods.

NOTE J — EARNINGS PER COMMON AND SUBORDINATED UNIT

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period. Prior to the offering, we were wholly owned by TETRA. Accordingly, net income per common unit is not presented for periods prior to the offering.

When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings, the amount of the distributions is deducted from net income and allocated to our general partner (including incentive distribution rights, if any) for the period to which the calculation relates. The excess of distributions over earnings is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net losses.

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

	Year Ended December 31, 2011
	Common Units	Subordinated Units

Number of weighted average units outstanding	9,044,293	6,273,970
Restricted units outstanding	19,046	-
Average diluted units outstanding	9,063,339	6,273,970

NOTE K — GEOGRAPHIC INFORMATION

Nearly all of our Predecessor’s operations consist of production enhancement services. Accordingly, we operate as a single reportable business segment. All of our revenues are from external customers.

Compressco is domiciled in the United States of America, with significant operations in Latin America and Canada and an established presence in other countries located in South America, Eastern Europe and the Asia-Pacific region. We attribute revenue to the countries based on the location of customers. Long-lived assets consist primarily of compressor units and are attributed to the countries based on the physical location of the compressor units at a given year-end. Information by geographic area is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Revenues from external customers:
U.S.	$69,034	$62,257	$68,233
Latin America	15,169	12,411	15,828
Canada	4,789	4,926	6,008
Other	6,187	1,819	504
Total	$95,179	$81,413	$90,573

Identifiable assets:
U.S.	$172,301	$173,568	$184,631
Latin America	22,731	13,496	13,464
Canada	7,663	6,564	2,868
Other	3,649	2,938	1,535
Total identifiable assets	$206,344	$196,566	$202,498

NOTE L — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2011 and 2010 is as follows:

	Three Months Ended 2011
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Unit Amounts)

Total revenues	$21,884	$22,326	$24,620	$26,349

Net income	290	553	3,291	3,123

Net income per common unit
(basic and diluted)		$0.04	$0.21	$0.20

	Three Months Ended 2010
	March 31	June 30	September 30	December 31
	(In Thousands)

Total revenues	$20,334	$20,051	$20,106	$20,922

Net income	719	618	79	201

NOTE M — SUBSEQUENT EVENTS

On January 20, 2012, we declared a cash distribution attributable to the quarter ended December 31, 2011 of $0.3875 per unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution was paid on February 15, 2012 to all unitholders of record as of the close of business February 1, 2012.