Form 10-Q
period 2012-03-31
Compressco Partners, L.P.
filed 2012-05-15
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 11, 2012, there were 9,243,287 Common Units and 6,273,970 Subordinated Units outstanding.

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

Item 1. Financial Statements.

Compressco Partners, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Compression and other services	$21,369	$19,394
Sales of compressors and parts	1,162	2,490
Total revenues	22,531	21,884

Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and other services	11,191	10,277
Cost of compressors and parts sales	608	1,809
Total cost of revenues	11,799	12,086

Selling, general and administrative expense	4,589	3,299
Depreciation and amortization	3,089	3,179
Interest (income) expense, net	(12)	2,723
Other (income) expense, net	(190)	89
Income before income tax provision	3,256	508
Provision for income taxes	489	218
Net income	$2,767	$290
General partner interest in net income	$55
Common units interest in net income	$1,608
Subordinated units interest in net income	$1,104

Net income per common unit:
Basic	$0.18
Diluted	$0.18

Weighted average common units outstanding:
Basic	9,134,675
Diluted	9,134,675

Net income per subordinated unit:
Basic and Diluted	$0.18

Weighted average subordinated units outstanding:
Basic and Diluted	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$2,767	$290
Foreign currency translation adjustment, net of taxes
of $0 in 2012 and $11 in 2011	51	264
Comprehensive income	$2,818	$554

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,020	$17,476
Trade accounts receivable, net of allowances for doubtful
accounts of $353 in 2012 and $235 in 2011	13,114	11,227
Inventories	17,825	16,966
Deferred tax asset	498	100
Prepaid expenses and other current assets	2,353	1,601
Total current assets	39,810	47,370

Property, plant, and equipment:
Land and building	2,175	2,175
Compressors and equipment	145,240	137,868
Vehicles	12,702	12,881
Construction in progress	80	81
Total property, plant, and equipment	160,197	153,005
Less accumulated depreciation	(69,465)	(66,698)
Net property, plant, and equipment	90,732	86,307

Other assets:
Goodwill	72,161	72,161
Patents, trademarks and other intangible assets, net of accumulated
amortization of $658 in 2012 and $592 in 2011	11	28
Deferred tax asset	-	129
Other assets	322	349
Total other assets	72,494	72,667
Total assets	$203,036	$206,344

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$4,226	$3,916
Accrued liabilities and other	3,721	2,941
Amounts payable to affiliates	5,083	6,470
Total current liabilities	13,030	13,327

Other liabilities:
Deferred tax liabilities	4,539	4,281
Other long-term liabilities	101	92
Total other liabilities	4,640	4,373

Commitments and contingencies

Partners' capital:
Common units (9,136,209 units issued and outstanding)	110,055	111,989
Subordinated units (6,273,970 units issued and outstanding)	70,911	72,238
General partner interest	3,447	3,515
Accumulated other comprehensive income	953	902
Total partners' capital	185,366	188,644
Total liabilities and partners' capital	$203,036	$206,344

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated
		Limited Partners		Other	Total
	General	Common	Subordinated	Comprehensive	Partners'
	Partner	Unitholders	Unitholder	Income	Capital

Balance as of December 31, 2011	$3,515	$111,989	$72,238	$902	$188,644
Net income	55	1,608	1,104	-	2,767
Distributions ($0.3875 per unit)	(123)	(3,582)	(2,431)	-	(6,136)
Equity compensation, net	-	40	-	-	40
Other comprehensive income (loss)	-	-	-	51	51
Balance as of March 31, 2012	$3,447	$110,055	$70,911	$953	$185,366

See Notes to Consolidated Financial Statements

Compressco Partners’ L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)
	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$2,767	$290
Reconciliation of net income to cash provided
by operating activities:
Depreciation and amortization	3,089	3,179
Benefit for deferred income taxes	(32)	(210)
Equity compensation expense	272	113
Provision for doubtful accounts	119	-
Loss on sale of property, plant, and equipment	23	-
Other non-cash charges and credits	-	52
Changes in operating assets and liabilities:
Accounts receivable	(1,926)	(1,089)
Inventories	(841)	1,017
Prepaid expenses and other current assets	(744)	133
Accounts payable and accrued expenses	(507)	699
Other	25	(2)
Net cash provided by operating activities	2,245	4,182

Investing activities:
Purchases of property, plant, and equipment, net	(7,652)	(928)
Other investing activities	9	9
Net cash used in investing activities	(7,643)	(919)

Financing activities:
Distributions	(6,109)	-
Net distribution (to) from parent	-	(3,894)
Net cash (used in) financing activities	(6,109)	(3,894)

Effect of exchange rate changes on cash	51	142

Decrease in cash and cash equivalents	(11,456)	(489)
Cash and cash equivalents at beginning of period	17,476	6,629
Cash and cash equivalents at end of period	$6,020	$6,140

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of and for the three month periods ended March 31, 2012 and 2011 include all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the interim periods. Operating results for the periods ended March 31, 2012 and 2011 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2012.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the SEC and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 21, 2012.

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

Prior to the Offering, all payments made on behalf of our Predecessor, such as direct costs, indirect costs, and capital expenditures, were made by TETRA and recorded as increases in net parent equity. All payments received on behalf of our Predecessor, including receipts for revenue earned or sales of assets, were received by TETRA and recorded as decreases in net parent equity. Consequently, cash balances for periods prior to the Offering are not a meaningful presentation of our liquidity position.

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

When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings, the amount of the incentive distribution rights, if any, is deducted from net income and allocated to our general partner for the period to which the calculation relates.  The remaining amount of net income, after deducting the incentive distribution rights, is allocated between the general partner, common, and subordinated units based on how our partnership agreement allocates net earnings.

When earnings are greater than distributions, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our general partner based on actual distributions.  When computing earnings per common and subordinated unit, the amount of the assumed incentive distribution rights, if any, is deducted from net income and allocated to our general partner for the period to which the calculation relates.  The remaining amount of net income, after deducting the assumed incentive distribution rights, is allocated between the general partner, common, and subordinated units based on how our partnership agreement allocates net earnings.

The following is a reconciliation of the weighted average number of common and subordinated units outstanding to the number of common and subordinated units used in the computations of net income per common and subordinated unit.

	Three Months Ended
	March 31, 2012
	Common	Subordinated
	Units	Units

Number of weighted average units outstanding	9,134,675	6,273,970
Restricted units outstanding	-	-
Average diluted units outstanding	9,134,675	6,273,970

Environmental Liabilities

The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in Partners’ Capital in the accompanying unaudited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such  international operations. Activity within accumulated other comprehensive income during the periods ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)

Balance, beginning of period	$902	$495
Foreign currency translation adjustment, net of taxes
of $0 in 2012 and $11 in 2011	51	264
Balance, end of period	$953	$759

Allocation of Net Income

Our net income is allocated to partners’ capital accounts in accordance with the provisions of the partnership agreement.

Distributions

On January 20, 2012, the board of directors of our general partner declared a cash distribution attributable to the quarter ended December 31, 2011, of $0.3875 per unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution was paid on February 15, 2012, to all unitholders of record as of the close of business on February 1, 2012.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), which has the objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In October 2011, the FASB announced that it will consider deferring certain aspects of ASU 2011-05. The portion of this ASU that has been adopted has not had a significant impact on our financial statements.

In May 2011, the FASB published ASU 2011-04, “Fair Value Measurement (Topic 820) – Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” whereby the FASB and the International Accounting Standards Board (IASB) aligned their definitions of fair value such that their fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011, and are applied prospectively. The adoption of the accounting and disclosure requirements of this ASU did not have a significant impact on our financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

On June 24, 2011, we entered into a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million less $3.0 million that is required to be set aside as a reserve that cannot be borrowed. The credit facility is available for letters of credit (with a sublimit of $5.0 million) and includes an uncommitted $20.0 million expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of March 31, 2012, there is no balance outstanding under the Credit Agreement.  The maturity date of the Credit Agreement is June 24, 2015.

NOTE C – RELATED PARTY TRANSACTIONS

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

Under the terms of the Omnibus Agreement, the general partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico and Argentina) and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our general partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. The services provided by the employees of the general partner, TETRA, and TETRA’s subsidiaries under the Omnibus Agreement are required to be substantially similar in nature and quality to the services previously provided by these employees to our Predecessor, in connection with their management and operation of Compressco’s business and no lower in quantity than is reasonably necessary to assist us in the management and operation of our business, even if greater in quantity than previously provided prior to the completion of the Offering. Pursuant to the Omnibus Agreement, we reimburse the general partner and TETRA for services they provide to us.

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

NOTE D – INCOME TAXES

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

NOTE E – SUBSEQUENT EVENTS

On April 20, 2012, the board of directors of our general partner declared a cash distribution attributable to the quarter ended March 31, 2012, of $0.3875 per unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution will be paid on May 15, 2012, to all unitholders of record as of the close of business on May 1, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 21, 2012. This discussion includes forward-looking statements that involve certain risks and uncertainties. For periods prior to June 20, 2011, the accompanying unaudited consolidated financial statements and related notes represent the unaudited combined results of operations and cash flows of our predecessor, which consists of the assets, liabilities and operations of Compressco, Inc. and its subsidiaries and certain assets, liabilities and operations of certain other subsidiaries of TETRA conducting business primarily in Mexico (together, our Predecessor). For the periods on and after June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows and changes in partners’ capital.

Business Overview

We are a leading provider of wellhead compression-based production enhancement services, or “production enhancement services,” to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and certain countries in South America, Europe, and the Asia-Pacific region. Our primary services consist of wellhead compression, related liquids separation, gas metering, and vapor recovery. In certain circumstances we also provide ongoing well monitoring services and, in Mexico, automated sand separation services in connection with our primary production enhancement services. While our services are primarily applied to mature wells with low formation pressures, our services are also effectively utilized on newer wells that have experienced significant production declines and wells that are characterized by lower formation pressures. We categorize service applications as conventional and unconventional. Our conventional applications provide production enhancement services for dry gas wells, liquid loaded wells, and backside auto injection systems (BAIS). Backside auto injection systems monitor tubing pressure to redirect gas flow into the well as needed. Unconventional applications include vapor recovery and production enhancement services applied to casing gas recovery from oil and condensate wells. Our services are performed by our highly trained staff of regional service supervisors, optimization specialists, and field mechanics. In addition, we design and manufacture most of the compressor units we use to provide our services and, in certain markets, we sell our compressor units to customers.

Our production enhancement services operations are significantly dependent upon the demand for, and production of, natural gas in various locations in which we operate. Despite significantly lower natural gas prices during the first quarter of 2012 compared to the first quarter of 2011, our overall production enhancement service revenues did not decrease. This was due to an increase in our Latin America operations and increased unconventional oilfield applications, primarily vapor recovery services. However, any prolonged substantial reduction in the demand for natural gas would, in all likelihood, depress the level of production activity and result in a decline in demand for our production enhancement services.

How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, year-to-date and year-to-year comparisons, and as compared to budget. This analysis is useful in identifying adverse cost trends, and allows us to investigate the cause of these trends and implement remedial measures if possible. We define operating expenses as costs associated with providing production enhancement services. The most significant portions of our operating expenses are the labor costs of our field personnel, repair and maintenance of our equipment, and the fuel and other supplies consumed while providing our services. Other materials consumed while performing our services, ad valorem taxes, labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with the level of activities performed during a specific period. Our labor costs consist primarily of wages for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three month period ended March 31, 2012, is provided within the results of operations sections below.

EBITDA. We view EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenue (compared to the prior month and prior year period), and as compared to budget. We define EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to assess:

•	our ability to generate available cash sufficient to make distributions to our unitholders and general partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to those of other companies in the production enhancement business; and

•	determine our ability to incur and service debt and fund capital expenditures.

EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA may not be comparable to EBITDA or similarly titled measures of other entities, as other entities may not calculate EBITDA in the same manner as we do. Management compensates for the limitations of EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision-making processes. EBITDA should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Net income	$2,767	$290
Provision for income taxes	489	218
Depreciation and amortization	3,089	3,179
Interest (income) expense	(12)	2,723
EBITDA	$6,333	$6,410

The following table reconciles cash flow from operating activities to EBITDA:

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Cash flow from operating activities	$2,245	$4,182
Changes in current assets and current liabilities	3,993	(758)
Deferred income taxes	32	210
Other non-cash charges	(414)	(165)
Interest (income) expense	(12)	2,723
Provision for income taxes	489	218
EBITDA	$6,333	$6,410

Average Utilization Rate of our Compressor Units. We measure the average compressor unit utilization rate of our fleet of compressor units as the average number of compressor units used to provide services during a particular period, divided by the average of two numbers, the first of which is the total number of compressor units in our fleet at the beginning of such period and the second of which is the total number of compressor units in our fleet at the end of such period. Our management primarily uses this metric to manage the number of idle compressor units in our fleet and to determine our future need for additional compressor units. We track our average utilization rate on a monthly basis.

The following table sets forth our historical fleet size and average number of compressor units being utilized to provide our production enhancement services during the periods shown and our average utilization rates during those periods.

	Three Months Ended
	March 31,
	2012	2011

Total compressor units in fleet (at period end)	3,659	3,655
Total compressor units in service (at period end)	2,877	2,753
Average number of compressor units in service (during period)(1)	2,909	2,732
Average compressor unit utilization (during period)(2)	79.6%	74.8%

(1)
“Average number of compressor units in service” for each period shown is determined by calculating an average of two numbers, the first of which is the number of compressor units being used to provide services at the beginning of the period and the second of which is the number of compressor units being used to provide services at the end of the period.

(2)
“Average compressor unit utilization” for each period shown is determined by dividing the average number of compressor units in service during such period by the average of two numbers, the first of which is the total number of compressor units in our fleet at the beginning of such period and the second of which is the total number of compressor units in our fleet at the end of such period.

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor units we placed into service, less the number of compressor units we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the three month period ended March 31, 2012, is provided within the results of operations sections below.

Items Impacting the Comparability of Our Predecessor’s Results of Operations to Our Results of Operations

Results of our operations after  the June 20, 2011, completion date of the Offering may not be comparable to the historical results of operations of our Predecessor for the periods presented below, for the following reasons:

•
A significant majority of our production enhancement services is being performed by our non-corporate subsidiary, Compressco Partners Operating, LLC, pursuant to contracts that our counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code, or “qualifying income”. Our corporate subsidiary, Compressco Partners Sub, Inc., conducts substantially all of our operations that our counsel has not concluded generate qualifying income, and it pays U.S. federal income tax with respect to such operations. Going forward, we intend to conduct substantially all of our new domestic production enhancement service business pursuant to contracts that our counsel concludes will generate qualifying income and such business will be conducted through Compressco Partners Operating, LLC. Our international compression services operations are conducted primarily through foreign subsidiaries that are subject to local country taxation.

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

•
The results of our Predecessor’s operations include interest expense associated with revolving credit indebtedness owed to an affiliate of TETRA. Under this indebtedness, which was refinanced in December 2010, our Predecessor could borrow up to $150 million at an interest rate of 7.5% per annum. This indebtedness was scheduled to mature on December 31, 2020, and the outstanding principal balance prior to the completion of the Offering was $145.1 million. We assumed approximately $32.2 million of this indebtedness (as partial consideration for the assets we acquired from TETRA in connection with the Offering), and this $32.2 million balance was repaid in full from the proceeds of the Offering. The balance of this intercompany indebtedness was repaid prior to the Offering.

On June 24, 2011, we entered into a credit agreement (which was undrawn through March  31, 2012). As of March 31, 2012, we have borrowing capacity equal to a $20 million commitment under the revolving credit facility, less $3.0 million that is set aside as a reserve that cannot be borrowed. Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum, or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.50% per annum.

•
We anticipate that we will incur additional general and administrative expenses of approximately $2.0 million per year as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to our unitholders, annual financial audits, Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, legal fees, director and executive officer liability insurance costs, and director compensation.

•
Given our partnership structure and cash distribution policy, we will distribute all of our “available cash” from “operating surplus” or “capital surplus” (as such terms are defined in our partnership agreement) at the end of each quarter.

•
We are not a restricted subsidiary of TETRA for purposes of TETRA’s credit facility with J.P. Morgan Chase Bank, N.A., as Administrative Agent, which we refer to as the “TETRA Credit Facility,” or under several series of notes that TETRA has issued pursuant to certain note purchase agreements in April 2006, April 2008 and October 2010, which we collectively refer to as the “TETRA Senior Notes.” As such, our ability to take certain actions, including incurring indebtedness, granting liens on our assets and making acquisitions and capital expenditures, will not be restricted by the TETRA Credit Facility and the TETRA Senior Notes.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2011. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the useful life of long-lived assets, and the collectability of accounts receivable. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of a large portion of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

			Period-to-Period Change
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Combined Results of Operations	2012	2011	2012 vs. 2011
	(In Thousands)
Revenues:
Compression and other services	$21,369	$19,394	$1,975
Sales of compressors and parts	1,162	2,490	(1,328)
Total revenues	22,531	21,884	647
Cost of revenues:
Cost of compression and other services	11,191	10,277	914
Cost of compressors and parts sales	608	1,809	(1,201)
Total cost of revenues	11,799	12,086	(287)
Selling, general and administrative expense	4,589	3,299	1,290
Depreciation and amortization	3,089	3,179	(90)
Interest (income) expense	(12)	2,723	(2,735)
Other (income) expense, net	(190)	89	(279)
Income before income taxes	3,256	508	2,748
Provision for income taxes	489	218	271
Net income	$2,767	$290	$2,477

	Percentage of Total Revenues		Period-to-Period Change
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Combined Results of Operations	2012	2011	2012 vs. 2011

Revenues:
Compression and other services	94.8%	88.6%	10.2%
Sales of compressors and parts	5.2%	11.4%	-53.3%
Total revenues	100.0%	100.0%	3.0%
Cost of revenues:
Cost of compression and other services	49.7%	47.0%	8.9%
Cost of compressors and parts sales	2.7%	8.3%	-66.4%
Total cost of revenues	52.4%	55.2%	-2.4%
Selling, general and administrative expense	20.4%	15.1%	39.1%
Depreciation and amortization	13.7%	14.5%	-2.8%
Interest (income) expense	-0.1%	12.4%	-100.4%
Other (income) expense, net	-0.8%	0.4%	-313.5%
Income before income taxes	14.5%	2.3%	540.9%
Net income	12.3%	1.3%	854.1%

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

Revenues

Our consolidated revenues for the three months ended March 31, 2012, increased 3.0% to $22.5 million, compared to $21.9 million for the three months ended March 31, 2011. This change was associated with a 10.2% increase in revenues from compression and other services, as we utilized an average of 2,877 compressor units to provide services during the three months ended March 31, 2012, compared to an average of 2,753 compressor units during the three months ended March 31, 2011. Latin America service revenues for the three months ended March 31, 2012, increased $1.7 million due to additional units in service, primarily in Mexico. While there are uncertainties in Latin America that could affect operations, we expect continued increases in our Latin American activity levels going forward. Despite a significant decrease in applicable natural gas prices from the prior year period, which negatively affected the demand for our conventional compression services during the quarter ended March 31, 2012, domestic and Canadian services revenues remained flat for these periods due to increased demand in unconventional applications. The increase in consolidated service revenues was partially offset by a 53.3% decrease in revenues from sales of compressor units and parts, from $2.5 million during the three month period ended March 31, 2011 to $1.2 million during the three months ended March 31, 2012. During the current year quarter, we sold fewer compressor units compared to the prior year period, as the prior period included sales for customized units sold to several customers. Although sales of compressor units are a typical part of our operations, the level of revenues from sales of compressors is volatile, and more difficult to forecast compared to our compression services business.

Cost of revenues

Consolidated cost of revenues decreased from $12.1 million for the three months ended March 31, 2011, to $11.8 million for the same period in 2012. This decrease was caused by a 66.4% decrease in cost of compressors and parts sales during the most recent period to $0.6 million compared to $1.8 million during the three months ended March 31, 2011. Cost of compressor units sold decreased significantly during the current period as a result of decreased compressor sales. Cost of compression and other services increased from $10.3 million during the prior year period to $11.2 million during the current period. This increase was due to the increased service activity discussed above and an increase in domestic operating expense levels including fuel, equipment and field labor costs. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues decreased from 53.0% during the prior year period to 52.4% during the current year period. We have taken steps to further reduce our operating costs and continue to look for additional opportunities to reduce these costs.

Selling, general and administrative expense

Selling, general and administrative expenses increased approximately $1.3 million to $4.6 million for the three months ended March 31, 2012, compared to $3.3 million for the three months ended March 31, 2011. As a percentage of consolidated revenues, our selling, general and administrative expense increased during the current year quarter to 20.4% compared to 15.1% for the prior year period. The increase in current year period expense is primarily due to the additional administrative cost of being a public limited partnership and consists of increased salary and employee-related expenses associated with increased administrative staff, and increased professional fee expenses. We anticipate that these professional fee expenses will typically be highest during the first and fourth quarters of each year, due to the annual legal, financial, and tax reporting requirements associated with being a public limited partnership. Selling, general and administrative expense includes costs allocated by TETRA for administrative costs incurred by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, it includes the depreciation of other operating equipment and facilities, as well as the amortization of certain intangible assets. Depreciation and amortization expense stayed near $3.1 million during the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Interest (income) expense

 A significant amount of interest expense was reflected in the prior year period results of our Predecessor due to the note payable to an affiliate of TETRA. We assumed approximately $32.2 million of this indebtedness (as partial consideration for the assets that were contributed from TETRA in connection with the Offering), and this $32.2 million balance was repaid in full from the proceeds of the Offering. Since the Offering, we have not had any indebtedness outstanding and therefore, we have not reflected any interest expense subsequent to June 20, 2011.

Other (income) expense

Other (income) expense changed by $0.3 million during the three months ended March 31, 2012, compared to the prior year period primarily due to foreign currency exchange net gains in 2012 as a result of currency fluctuations for our Mexican and Canadian operations.

Income before taxes, provision for income taxes, and net income

 Income before taxes for the three months ended March 31, 2012, was $3.3 million, compared to $0.5 million for the three months ended March 31, 2011, an increase of $2.7 million. As a percentage of consolidated total revenues, income before taxes increased to 14.5% for the three months ended March 31, 2012, compared to 2.3% for the prior year’s period. Our operations are not subject to U.S. Federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary, resulting in a lower effective tax rate compared to the prior year period operations of our Predecessor. We also incur state and local income taxes in certain states and we incur income taxes related to our operations in Latin America and Canada. Net income for the three months ended March 31, 2012, increased $2.5 million compared to the prior year’s period. As described above, our profitability increased due to increased revenues, primarily internationally.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses and capital expenditures. Our source of funds for our liquidity needs will be our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity, which we believe will be sufficient to meet our working capital requirements. We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity to meet our financial commitments, debt service obligations and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K.

With respect to distributions, we expect to pay a minimum quarterly distribution of $0.3875 per unit, which equates to approximately $6.1 million per full quarter, or approximately $24.6 million per full year, based on the number of common and subordinated units and the percentage of general partner interest outstanding. On April 20, 2012, the board of directors of our general partner declared a cash distribution attributable to the quarter ended March 31, 2012, of $0.3875 per unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution will be paid on May 15, 2012, to all unitholders of record as of the close of the business on May 1, 2012.

Cash Flows

The following table summarizes our primary sources and uses of cash for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Net cash provided by operating activities	$2,245	$4,182
Net cash used in investing activities	(7,643)	(919)
Net cash used in financing activities	(6,109)	(3,894)

Operating Activities

Despite an increase in earnings, net cash from operating activities decreased by $1.9 million during the three months ended March 31, 2012, to $2.2 million compared to $4.2 million for the same period of 2011, due to increased usage in working capital compared to the prior year period.

Investing Activities

Capital expenditures during the three months ended March 31, 2012, increased by $6.7 million to $7.7 million compared to $0.9 million for the same period of 2011, due to an increase in the number of compressor units manufactured or upgraded during the period. The increase in the number of compressor units manufactured was primarily due to the increased demand for compression services in Latin America. Compressor units upgraded during the current year period were to enhancements to facilitate the use of such units in domestic unconventional applications such as vapor recovery.

Financing Activities

Our sources of funds for liquidity needs are the cash generated from our operations, long-term and short-term borrowings and future issuances of equity. Prior to the Offering, our sources of liquidity included cash internally generated from operations as well as intercompany loans and capital contributions from TETRA. Our cash receipts were deposited in TETRA’s bank accounts and all cash disbursements were made from these accounts. Accordingly, the amount of cash reflected in previous periods in our Predecessor financial statements was not indicative of its actual cash position, as TETRA retained any cash surplus, shortfalls and debt borrowings on its balance sheet. Cash transactions handled by TETRA were reflected in net parent equity. Prior to the Offering, net cash provided by and used in financing activities represents the pass-through of our Predecessor’s net cash flows to TETRA, pursuant to its cash management program.

Our available cash balances are available for general partnership purposes, which include funding the manufacturing of compressor units and the acquisition of field trucks and other equipment, as needed, and otherwise investing in short-term interest bearing securities.

Bank Credit Facilities

On June 24, 2011, we entered into a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million, less $3.0 million that is required to be set aside as a reserve that cannot be borrowed. The credit facility is available for letters of credit and includes a $20.0 million uncommitted expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of March 31, 2012, there is no balance outstanding under the Credit Agreement. The maturity date of the Credit Agreement is June 24, 2015.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets (excluding real property) of our existing and future, direct and indirect, domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect, subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).

Borrowings under the Credit Agreement are limited to a borrowing base that is determined based on our accounts receivable, inventory, and compressor fleet. We have availability under our revolving credit facility of $16.3  million, based upon a $16.3 million borrowing base and no outstanding balance or outstanding letters of credit as of March 31, 2012.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarter basis, whenever availability is less than $5 million. In addition, the Credit Agreement includes customary negative covenants, which, among other things, limit our ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investment, acquisitions or other restricted payments. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, or ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the revolving credit facility to be in force and effect, and change of control.  If an event of default occurs, our lenders would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and all actions permitted to be taken by secured creditors. We are in compliance with the covenants and conditions of our Credit Agreement as of March 31, 2012.

Off Balance Sheet Arrangements

As of March 31, 2012, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, including asset recoveries, working capital, capital expenditures, financial condition, other results of operations, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K filed with the SEC on March 21, 2012, and are set forth from time to time in our filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating natural gas prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 21, 2012. We depend on domestic and international demand for and production of natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenue and cash available for distribution to our unitholders to decrease in the future. We do not intend to hedge our indirect exposure to fluctuating commodity prices.

We will have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility, but for the three months ended March 31, 2012, we did not have any such indebtedness outstanding. Accordingly, unless and until we have outstanding a material amount of borrowings on the revolving credit facility, we do not expect to have any material floating interest rate risk. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not have in place any hedges or forward contracts.

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with Pemex and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. A hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate by 2.0% would have changed our net income by $13,000 for the three months ended March 31, 2012. We may use certain derivative instruments to hedge our exposure to foreign exchange rates in the future, but as of May 14, 2012, we do not have in place any hedges or forward contracts.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of March 31, 2012, the end of the period covered by this quarterly report.

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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Annual Report on Form 10-K filed with SEC on March 21, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)       None.

(b)    None.

(c)       None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

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
**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended  March 31, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (iv) Consolidated Statement of Partners’ Capital for the three months ended March 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
	By:	Compressco Partners GP Inc.,
its general partner

Date: May 14, 2012	By:	/s/Ronald J. Foster
Ronald J. Foster, President
Principal Executive Officer

Date: May 14, 2012	By:	/s/James P. Rounsavall
James P. Rounsavall
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
**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011;  (iii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (iv) Consolidated Statement of Partners’ Capital for the three  months ended March 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.