Form 10-Q
period 2012-06-30
Compressco Partners, L.P.
filed 2012-08-10
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 10, 2012, there were 9,266,297 Common Units and 6,273,970 Subordinated Units outstanding.

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

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Compressco Partners, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Compression and other services	$23,891	$19,813	$45,260	$39,207
Sales of compressors and parts	1,058	2,513	2,220	5,003
Total revenues	24,949	22,326	47,480	44,210

Cost of revenues (excluding depreciation and
amortization expense):
Cost of compression and other services	12,045	10,494	23,236	20,771
Cost of compressors and parts sales	620	1,716	1,228	3,525
Total cost of revenues	12,665	12,210	24,464	24,296

Selling, general and administrative expense	4,079	3,725	8,668	7,024
Depreciation and amortization	3,256	3,191	6,345	6,370
Interest (income) expense, net	(10)	2,388	(22)	5,111
Other (income) expense, net	381	127	191	216
Income before income tax provision	4,578	685	7,834	1,193
Provision for income taxes	976	132	1,465	350
Net income	$3,602	$553	$6,369	$843

Allocation of 2011 net income:
Net income		$553		$843
Net income applicable to the period through
June 19, 2011		6		296
Net income applicable to the period June 20
through June 30, 2011		$547		$547

General partner interest in net income	$72	$11	$127	$11
Common units interest in net income	$2,095	$311	$3,703	$311
Subordinated units interest in net income	$1,435	$225	$2,539	$225

Net income per common unit:
Basic	$0.23	$0.04	$0.40	$0.04
Diluted	$0.23	$0.04	$0.40	$0.04

Weighted average common units outstanding:
Basic	9,154,872	8,696,757	9,151,702	8,696,757
Diluted	9,154,872	8,696,757	9,151,702	8,696,757

Net income per subordinated unit:
Basic and Diluted	$0.23	$0.04	$0.40	$0.04

Weighted average subordinated units outstanding:
Basic and Diluted	6,273,970	6,273,970	6,273,970	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$3,602	$553	$6,369	$843
Foreign currency translation adjustment, net of tax
of $0 and $0, respectively, in 2012 and $501
and $490, respectively in 2011	(74)	259	(23)	523
Comprehensive income	$3,528	$812	$6,346	$1,366

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,359	$17,476
Trade accounts receivable, net of allowances for doubtful
accounts of $318 in 2012 and $235 in 2011	14,986	11,227
Inventories	16,141	16,966
Deferred tax asset	53	100
Prepaid expenses and other current assets	1,993	1,601
Total current assets	40,532	47,370

Property, plant, and equipment:
Land and building	2,178	2,175
Compressors and equipment	149,217	137,868
Vehicles	12,797	12,881
Construction in progress	341	81
Total property, plant, and equipment	164,533	153,005
Less accumulated depreciation	(72,155)	(66,698)
Net property, plant, and equipment	92,378	86,307

Other assets:
Goodwill	72,161	72,161
Patents, trademarks and other intangible assets, net of accumulated
amortization of $669 in 2012 and $592 in 2011	-	28
Deferred tax asset	-	129
Other assets	300	349
Total other assets	72,461	72,667
Total assets	$205,371	$206,344

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$3,861	$3,916
Accrued liabilities and other	3,748	2,941
Amounts payable to affiliates	9,992	6,470
Total current liabilities	17,601	13,327

Other liabilities:
Deferred tax liabilities	4,397	4,281
Other long-term liabilities	51	92
Total other liabilities	4,448	4,373

Commitments and contingencies

Partners' capital:
General partner interest	3,396	3,515
Common units (9,163,738 units issued and outstanding)	109,132	111,989
Subordinated units (6,273,970 units issued and outstanding)	69,915	72,238
Accumulated other comprehensive income	879	902
Total partners' capital	183,322	188,644
Total liabilities and partners' capital	$205,371	$206,344

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated
		Limited Partners		Other	Total
	General	Common	Subordinated	Comprehensive	Partners'
	Partner	Unitholders	Unitholder	Income	Capital

Balance as of December 31, 2011	$3,515	$111,989	$72,238	$902	$188,644
Net income	127	3,703	2,539	-	6,369
Distributions ($0.775 per unit)	(246)	(7,209)	(4,862)	-	(12,317)
Equity compensation	-	649	-	-	649
Other comprehensive income (loss)	-	-	-	(23)	(23)
Balance as of June 30, 2012	$3,396	$109,132	$69,915	$879	$183,322

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$6,369	$843
Reconciliation of net income to cash provided
by operating activities:
Depreciation and amortization	6,345	6,370
Provision (benefit) for deferred income taxes	275	(2,486)
Equity compensation expense	649	229
Provision for doubtful accounts	83	105
Loss on sale of property, plant, and equipment	127	5
Changes in operating assets and liabilities:
Accounts receivable	(3,807)	(1,862)
Inventories	867	1,284
Prepaid expenses and other current assets	(397)	(993)
Accounts payable and accrued expenses	3,893	1,708
Other	48	-
Net cash provided by operating activities	14,452	5,203

Investing activities:
Purchases of property, plant, and equipment, net	(12,379)	(3,624)
Other investing activities	126	(1)
Net cash used in investing activities	(12,253)	(3,625)

Financing activities:
Proceeds from issuance of partnership common units, net of
underwriters' discount	-	50,234
Payment of offering costs	-	(7,349)
Payment of affiliate note payable	-	(32,200)
Distributions	(12,344)	-
Net distribution (to) from parent	-	322
Net cash provided by (used in) financing activities	(12,344)	11,007

Effect of exchange rate changes on cash	28	119

Increase (decrease) in cash and cash equivalents	(10,117)	12,704
Cash and cash equivalents at beginning of period	17,476	6,629
Cash and cash equivalents at end of period	$7,359	$19,333

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a provider of compression-based production enhancement services, including both conventional wellhead compression services and unconventional wellhead compression services, and in certain markets, well monitoring and sand separation services. Compressco provides services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe and the Asia-Pacific region.

Presentation

For periods prior to June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent the unaudited combined financial position, results of operations, cash flows and changes in owner’s equity of our Predecessor. For the periods on and after June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows and changes in partners’ capital.

Our unaudited consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Staff Accounting Bulletin (SAB) Topic 1-B “Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Prior to the Offering, certain administrative expenses were incurred by TETRA on behalf of our Predecessor. The portion of TETRA’s cost of providing these services that could be directly or indirectly attributed to our operations were allocated to our Predecessor and included in the accompanying consolidated financial statements. Such allocations were calculated based on allocation factors, such as the estimated percentage of time and costs spent by TETRA to perform these administrative services on our Predecessor’s behalf, which our management believes is reasonable; however, these allocations may not be indicative of the cost of operations or the amount of allocations subsequent to the Offering. Subsequent to the Offering, our General Partner and other subsidiaries of TETRA provide goods and services to us pursuant to an Omnibus Agreement, as further described in Note C – “Related Party Transactions.”

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 include all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the interim periods. Operating results for the periods ended June 30, 2012 and 2011 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.

Cash Equivalents

We consider all highly liquid cash investments with maturities of three months or less when purchased to be cash equivalents.

Prior to the Offering, all payments made on behalf of our Predecessor, such as direct costs, indirect costs, and capital expenditures, were made by TETRA and recorded as increases in net parent equity. All payments received on behalf of our Predecessor, including receipts for revenues earned or sales of assets, were received by TETRA and recorded as decreases in net parent equity. Consequently, cash balances for periods prior to the Offering are not a meaningful presentation of our liquidity position.

Financial Instruments

The fair values of our financial instruments, which may include cash, accounts receivable, and accounts payable, approximate their carrying amounts.

Inventories

Inventories consist primarily of compressor unit components and parts and are stated at the lower of cost or market value. Cost is determined using the weighted average cost method.

Net Income Per Common and Subordinated Unit

The computations of net income per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Basic net income per common and subordinated unit is determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our General Partner (including distributions to our General Partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period. Prior to the Offering, we were wholly owned by TETRA. Accordingly, net income per common unit is not presented for periods prior to the Offering.

When computing net income per common and subordinated unit under the two-class method in periods when distributions are greater than net income, the amount of the incentive distribution rights, if any, is deducted from net income and allocated to our General Partner for the period to which the calculation relates. The remaining amount of net income, after deducting the incentive distribution rights, is allocated between our General Partner, common, and subordinated units based on how our partnership agreement allocates net earnings.

When net income is greater than distributions, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our General Partner based on actual distributions. When computing net income per common and subordinated unit, the amount of the assumed incentive distribution rights, if any, is deducted from net income and allocated to our General Partner for the period to which the calculation relates. The remaining amount of net income, after deducting the assumed incentive distribution rights, is allocated between our General Partner, common, and subordinated units based on how our partnership agreement allocates net income.

The following is a reconciliation of the weighted average number of common and subordinated units outstanding to the number of common and subordinated units used in the computations of net income per common and subordinated unit.

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Common	Subordinated	Common	Subordinated
	Units	Units	Units	Units

Number of weighted average units
outstanding	9,154,872	6,273,970	9,151,702	6,273,970
Restricted units outstanding	-	-	-	-
Average diluted units outstanding	9,154,872	6,273,970	9,151,702	6,273,970

Average diluted units outstanding for the three and six month periods ending June 30, 2012, excludes the impact of 111,327 and 114,312, respectively, of unvested restricted common units, as the inclusion of these unvested restricted units would be antidilutive.

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Common	Subordinated	Common	Subordinated
	Units	Units	Units	Units

Number of weighted average units
outstanding	8,696,757	6,273,970	8,696,757	6,273,970
Restricted units outstanding	-	-	-	-
Average diluted units outstanding	8,696,757	6,273,970	8,696,757	6,273,970

Average diluted units outstanding for the three and six month periods ending June 30, 2011, excludes the impact of 157,870 of unvested restricted common units, as the inclusion of these unvested restricted units would be antidilutive.

Environmental Liabilities

Costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in partners’ capital in the accompanying unaudited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such  international operations. Activity within accumulated other comprehensive income during the three and six  month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,
	2012	2011
	(In Thousands)

Balance, beginning of period	$953	$759
Foreign currency translation adjustment, net of taxes
of $0 in 2012 and $501 in 2011	(74)	259
Balance, end of period	$879	$1,018

	Six Months Ended June 30,
	2012	2011
	(In Thousands)

Balance, beginning of period	$902	$495
Foreign currency translation adjustment, net of taxes
of $0 in 2012 and $490 in 2011	(23)	523
Balance, end of period	$879	$1,018

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

On April 20, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2012, of $0.3875 per unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution was paid on May 15, 2012, to all unitholders of record as of the close of business on May 1, 2012.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), which has the objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, the FASB deferred certain aspects of ASU 2011-05. The portion of this ASU that has been adopted has not had a significant impact on our financial statements.

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

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

On June 24, 2011, we entered into a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million less $3.0 million that is required to be set aside as a reserve that cannot be borrowed. The credit facility is available for letters of credit (with a sublimit of $5.0 million) and includes an uncommitted $20.0 million expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of June 30, 2012, there is no balance outstanding under the Credit Agreement. The maturity date of the Credit Agreement is June 24, 2015. See Note F – Subsequent Events for a discussion of a July 2012 borrowing under the Credit Agreement.

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

Under the terms of the Omnibus Agreement, our General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico and Argentina) and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. The services provided by the employees of our General Partner, TETRA, and TETRA’s subsidiaries under the Omnibus Agreement are required to be substantially similar in nature and quality to the services previously provided by these employees to our Predecessor in connection with their management and operation of the Predecessor’s business and no lower in quantity than is reasonably necessary to assist us in the management and operation of our business, even if greater in quantity than previously provided prior to the completion of the Offering. Pursuant to the Omnibus Agreement, we reimburse our General Partner and TETRA for services they provide to us.

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

Under the terms of the Omnibus Agreement, we or TETRA may, but are under no obligation to, sell, lease or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired to meet either of our production enhancement or other oilfield services obligations, in such amounts, upon such conditions and for such periods of time, if applicable, as may be mutually agreed upon by TETRA and our General Partner. Any such sales, leases or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of our General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our General Partner. In addition, unless otherwise approved by the conflicts committee of our General Partner’s board of directors, TETRA may purchase newly fabricated equipment from us at a negotiated price provided that such price may not be less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof.

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

The Omnibus Agreement (other than the indemnification obligations described above) will terminate upon the earlier to occur of (i) a change of control of our General Partner or TETRA or (ii) the third anniversary of the completion of this Offering, unless we, our General Partner, or TETRA decide to extend the term of the Omnibus Agreement.

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

NOTE E – COMMITMENTS AND CONTINGENCIES

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

NOTE F – SUBSEQUENT EVENTS

On July 5, 2012, we borrowed a total of $5.8 million pursuant to the Credit Agreement to be used to fund ongoing capital expenditures related to the expansion of our Latin American fleet of compressors and other equipment and fund ongoing upgrades to our domestic compressor fleet.

On July 19, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2012, of $0.3875 per unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution will be paid on August 15, 2012, to all unitholders of record as of the close of business on August 1, 2012.

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

Business Overview

We are a provider of compression-based production enhancement services, including both conventional wellhead compression services and unconventional wellhead compression services, and in certain markets, well monitoring and sand separation services. Compressco provides services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe and the Asia-Pacific region. While our conventional services are primarily applied to mature gas wells with low formation pressures, they are also effectively utilized on newer gas wells that have experienced significant production declines and gas wells that are characterized by lower formation pressures. Our conventional applications include production enhancement services for dry gas wells and liquid loaded  gas wells, and backside auto injection systems (BAIS). BAIS monitor tubing pressure to redirect gas flow into the casing annulus as needed. Our unconventional applications are used primarily in connection with oil and liquids production and include vapor recovery, which captures gas vapors from oil storage tanks, and casing gas systems, which enhance oil production by reducing down-hole pressure. Our services are performed by our highly trained staff of regional service supervisors, optimization specialists, and field mechanics. In addition, we design and manufacture most of the compressor units we use to provide our services and, in certain markets, we sell our compressor units to customers.

The level of our production enhancement services operations is generally dependent upon the demand for, and prices of, natural gas in the locations in which we operate. However, despite significantly lower natural gas prices during the first six months of 2012 compared to the first six months of 2011, our overall production enhancement service revenues increased. This was due to a continued increase in our Latin America and other international operations, as well as increased unconventional applications, primarily vapor recovery services. Nevertheless, any prolonged substantial reduction in natural gas prices could result in a decline in demand for our production enhancement services.

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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and six month periods ended June 30, 2012, is provided within the results of operations sections below.

EBITDA. We view EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (compared to the prior month, prior year period and to budget). We define EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

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

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Net income	$3,602	$553	$6,369	$843
Provision for income taxes	976	132	1,465	350
Depreciation and amortization	3,256	3,191	6,345	6,370
Interest (income) expense, net	(10)	2,388	(22)	5,111
EBITDA	$7,824	$6,264	$14,157	$12,674

The following table reconciles cash flow from operating activities to EBITDA:

	Six Months Ended
	June 30,
	2012	2011
	(In Thousands)
Cash flow from operating activities	$14,452	$5,203
Changes in current assets and current liabilities	(604)	(137)
Deferred income taxes	(275)	2,486
Other non-cash charges	(859)	(339)
Interest (income) expense, net	(22)	5,111
Provision for income taxes	1,465	350
EBITDA	$14,157	$12,674

Average Utilization Rate of our Compressor Units. We measure the average compressor unit utilization rate of our fleet of compressor units as the average number of compressor units used to provide services during a particular period, divided by the average number of compressor units in our fleet during such period. Our management primarily uses this metric to determine our future need for additional compressor units.

The following table sets forth our historical fleet size and average number of compressor units being utilized to provide our production enhancement services during the periods shown and our average utilization rates during those periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Total compressor units in fleet (at period end)	3,684	3,687	3,684	3,687
Total compressor units in service (at period end)	2,973	2,808	2,973	2,808
Average number of compressor units in service (during period)(1)	2,925	2,783	2,957	2,760
Average compressor unit utilization (during period)(2)	79.7%	75.8%	79.5%	75.3%

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

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor units we placed into service, less the number of compressor units we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the three and six month periods ended June 30, 2012, is provided within the results of operations sections below.

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

•
On June 24, 2011, we entered into a credit agreement (which was undrawn through June  30, 2012). As of June 30, 2012, we have borrowing capacity equal to a $20 million commitment under the revolving credit facility, less $3.0 million that is set aside as a reserve that cannot be borrowed. Our borrowing availability has been reduced by $5.8 million as a result of our borrowing under the Credit Agreement on July 5, 2012. Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum, or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.50% per annum.

•
We incur additional general and administrative expenses of approximately $2.0 million per year as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to our unitholders, annual financial audits, Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, legal fees, director and executive officer liability insurance costs, and director compensation.

•
Given our partnership structure and cash distribution policy, we distribute all of our “available cash” from “operating surplus” or “capital surplus” (as such terms are defined in our partnership agreement) at the end of each quarter.

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

					Period-to-Period Change
					Three	Six
					Months	Months
	Three Months Ended		Six Months Ended		Ended	Ended
	June 30,		June 30,		June 30,	June 30,
Combined Results of Operations	2012	2011	2012	2011	2012 vs. 2011	2012 vs. 2011
	(In Thousands)
Revenues:
Compression and other services	$23,891	$19,813	$45,260	$39,207	$4,078	$6,053
Sales of compressors and parts	1,058	2,513	2,220	5,003	(1,455)	(2,783)
Total revenues	$24,949	$22,326	$47,480	$44,210	$2,623	$3,270
Cost of revenues:
Cost of compression and other
services	$12,045	$10,494	$23,236	$20,771	$1,551	$2,465
Cost of compressors and parts sales	620	1,716	1,228	3,525	(1,096)	(2,297)
Total cost of revenues	$12,665	$12,210	$24,464	$24,296	$455	$168
Selling, general and administrative
expense	4,079	3,725	8,668	7,024	354	1,644
Depreciation and amortization	3,256	3,191	6,345	6,370	65	(25)
Interest (income) expense	(10)	2,388	(22)	5,111	(2,398)	(5,133)
Other (income) expense, net	381	127	191	216	254	(25)
Income before income taxes	$4,578	$685	$7,834	$1,193	$3,893	$6,641
Provision for income taxes	976	132	1,465	350	844	1,115
Net income	$3,602	$553	$6,369	$843	$3,049	$5,526

					Period-to-Period Change
					Three	Six
	Percentage of Total Revenues				Months	Months
	Three Months Ended		Six Months Ended		Ended	Ended
	June 30,		June 30,		June 30,	June 30,
Combined Results of Operations	2012	2011	2012	2011	2012 vs. 2011	2012 vs. 2011

Revenues:
Compression and other services	95.8%	88.7%	95.3%	88.7%	20.6%	15.4%
Sales of compressors and parts	4.2%	11.3%	4.7%	11.3%	-57.9%	-55.6%
Total revenues	100.0%	100.0%	100.0%	100.0%	11.7%	7.4%
Cost of revenues:
Cost of compression and other	48.3%	47.0%	48.9%	47.0%	14.8%	11.9%
services
Cost of compressors and parts sales	2.5%	7.7%	2.6%	8.0%	-63.9%	-65.2%
Total cost of revenues	50.8%	54.7%	51.5%	55.0%	3.7%	0.7%
Selling, general and administrative	16.3%	16.7%	18.3%	15.9%	9.5%	23.4%
expense
Depreciation and amortization	13.1%	14.3%	13.4%	14.4%	2.0%	-0.4%
Interest (income) expense	0.0%	10.7%	0.0%	11.6%	-100.4%	-100.4%
Other (income) expense, net	1.5%	0.6%	0.4%	0.5%	200.0%	-11.6%
Income before income taxes	18.3%	3.1%	16.5%	2.7%	568.3%	556.7%
Net income	14.4%	2.5%	13.4%	1.9%	551.4%	655.5%

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

Revenues

Our consolidated revenues for the three months ended June 30, 2012, increased 11.7% to $24.9 million compared to $22.3 million for the three months ended June 30, 2011. This change was associated with a 20.6% increase in revenues from compression and other services, as we utilized an average of 2,925 compressor units to provide services during the three months ended June 30, 2012, compared to an average of 2,783 compressor units during the three months ended June 30, 2011. Latin America service revenues for the three months ended June 30, 2012, increased $3.9 million due to additional units in service, primarily in Mexico. While there are uncertainties in Latin America that could affect operations, we expect continued increases in our Latin American activity levels going forward. A significant decrease in applicable natural gas prices from the prior year period negatively affected the demand for our conventional compression services during the quarter ended June 30, 2012. As a result, domestic and Canadian services revenues decreased slightly; however, the decrease in conventional compression services revenues in North America was offset by increases in revenues from international markets other than Latin America and for our domestic unconventional applications. The increase in consolidated service revenues was partially offset by a 57.9% decrease in revenues from sales of compressor units and parts, to $1.1 million during the three month period ended June 30, 2012 from $2.5 million during the three months ended June 30, 2011. During the current year quarter, we sold fewer compressor units compared to the prior year period, as the prior year period included a large order of customized units. Although sales of compressor units are a typical part of our operations, the level of revenues from sales of compressors is volatile, and more difficult to forecast compared to revenues from compression and other services.

Cost of revenues

Consolidated cost of revenues increased to $12.7 million for the three months ended June 30, 2012, from $12.2 million for the same period in 2011. Cost of compression and other services increased to $12.0 million during the current year period from $10.5 million during the prior year period. This increase was due to the increased service activity, particularly in Latin America, including equipment and field labor costs, consistent with the increased activity level discussed above. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues decreased to 50.4% during the current year period from 53.0% during the prior year period. We have taken steps to reduce our operating costs and continue to look for opportunities for additional cost reductions. Cost of compressors and part sales decreased by 63.9% during the most recent period to $0.6 million compared to $1.7 million during the three months ended June 30, 2011 as a result of decreased compressor sales.

Selling, general and administrative expense

Selling, general and administrative expenses increased approximately $0.4 million to $4.1 million for the three months ended June 30, 2012, compared to $3.7 million for the three months ended June 30, 2011. As a percentage of consolidated revenues, our selling, general and administrative expense decreased during the current year quarter to 16.3% from 16.7% for the prior year period. The increase in current year period expense is primarily due to the additional administrative cost of being a publicly traded limited partnership and consists of increased salary and employee-related expenses associated with increased administrative staff. We anticipate that professional fee expenses will typically be highest during the first and fourth quarters of each year, due to the annual legal, financial, and tax reporting requirements associated with being a publicly traded limited partnership. Selling, general and administrative expense includes costs allocated by TETRA for administrative costs incurred by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, it includes the depreciation of other operating equipment and facilities, as well as the amortization of certain intangible assets. Depreciation and amortization expense stayed near $3.2 million during the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Interest (income) expense

 A significant amount of interest expense was reflected in the prior year period results of our Predecessor due to the note payable to an affiliate of TETRA. We assumed approximately $32.2 million of this indebtedness (as partial consideration for the assets that were contributed from TETRA in connection with the Offering), and this $32.2 million balance was repaid in full from the proceeds of the Offering. Since the Offering, and through June 30, 2012, we have not had any indebtedness outstanding and therefore, we have not reflected any interest expense subsequent to June 20, 2011. However, following the borrowing of $5.8 million under the Credit Agreement in July, and until such borrowings are repaid, we will record associated interest expense.

Other (income) expense

Other (income) expense increased by $0.2 million during the three months ended June 30, 2012, compared to the prior year period primarily due to foreign currency exchange net losses in 2012 as a result of currency fluctuations for our Mexican operations.

Income before taxes, provision for income taxes, and net income

 Income before taxes increased $3.9 million for the three months ended June 30, 2012 to $4.6 million, compared to $0.7 million for the three months ended June 30, 2011. As a percentage of consolidated total revenues, income before taxes increased to 18.3% for the three months ended June 30, 2012, compared to 3.1% for the prior year’s period. Our operations are not subject to U.S. Federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary, resulting in a lower effective tax rate compared to the prior year period operations of our Predecessor. We also incur state and local income taxes in certain states and we incur income taxes related to our operations in Latin America and Canada. Net income for the three months ended June 30, 2012, increased $3.0 million compared to the prior year’s period. As described above, our profitability increased due to increased revenues, primarily internationally.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Revenues

Our consolidated revenues for the six months ended June 30, 2012 increased 7.4% to $47.5 million from $44.2 million for the six months ended June 30, 2011. This change was primarily associated with increased revenues from compression and other services, as we utilized an average of 2,957 compressor units to provide services during the six months ended June 30, 2012, compared to an average of 2,760 compressor units during the six months ended June 30, 2011. Latin America service revenues for the six months ended June 30, 2012, increased $5.7 million due to additional units in service, primarily in Mexico. While there are uncertainties in Latin America that could affect operations, we expect continued increases in our Latin American activity levels going forward. A significant decrease in North American natural gas prices from the prior year period negatively affected the demand for our conventional compression services during the six months ended June 30, 2012. However, the resulting decrease in conventional compression services revenues in North America was offset by increases in revenues from international markets other than Latin America and for our domestic unconventional applications. The increase in consolidated service revenues was partially offset by a 55.6% decrease in revenues from sales of compressor units and parts, to $2.2 million during the six months ended June 30, 2012 from $5.0 million during the six months ended June 30, 2011. During the current year period, we sold fewer compressor units compared to the prior year period, as the prior period included a large order of customized units. Although sales of compressor units are a typical part of our operations, the level of revenues from sales of compressors is volatile, and more difficult to forecast compared to revenues from compression and other services.

Cost of revenues

Consolidated cost of revenues increased to $24.5 million for the six months ended June 30, 2012, from $24.3 million for the same period in 2011. Cost of compression and other services increased to $23.2 million during the current year period from $20.8 million during the prior year period. This increase was due to the increased service activity, particularly in Latin America, including equipment and field labor costs, consistent with the increased activity level discussed above. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues decreased to 51.3% during the current year period from 52.9% during the prior year period. We have taken steps to reduce our operating costs and continue to look for opportunities for additional cost reductions. Cost of compressors and parts sales decreased by 65.2% during the most recent period to $1.2 million compared to $3.5 million during the six months ended June 30, 2011, as a result of decreased domestic compressor sales.

Selling, general and administrative expense

Selling, general and administrative expenses increased to $8.7 million for the six months ended June 30, 2012 from $7.0 million for the same period in 2011. As a percentage of consolidated revenues, our selling, general and administrative expense increased during the six months ended June 30, 2012 to 18.3% compared to 15.9% for the prior year period. The increase in current year period expense is primarily due to the additional administrative cost of being a public limited partnership and consists of increased salary and employee-related expenses associated with increased administrative staff, and increased professional fees. We anticipate that professional fee expenses will typically be highest during the first and fourth quarters of each year, due to the annual legal, financial, and tax reporting requirements associated with being a publicly traded limited partnership. Selling, general and administrative expense includes costs allocated by TETRA for administrative costs incurred by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, depreciation and amortization expense also includes the depreciation of other operating equipment and facilities locations, as well as the amortization of certain intangible assets. Depreciation and amortization expense stayed near $6.3 million during the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Interest (income) expense

A significant amount of interest expense was reflected in the prior year period results of our Predecessor due to the note payable to an affiliate of TETRA. We assumed approximately $32.2 million of this indebtedness (as partial consideration for the assets that were contributed from TETRA in connection with the Offering), and this $32.2 million balance was repaid in full from the proceeds of the Offering. Since the Offering, and through June 30, 2012, we have not had any indebtedness outstanding and therefore, we have not reflected any interest expense subsequent to June 20, 2011. However, following the borrowing of $5.8 million under the Credit Agreement in July 2012, and until such borrowings are repaid, we will record associated interest expense.

Income before taxes and net income

 Income before taxes for the six months ended June 30, 2012 was $7.8 million, compared to $1.2 million for the six months ended June 30, 2011, an increase of $6.6 million. As a percentage of consolidated total revenues, income before taxes increased to 16.5% for the six months ended June 30, 2012, compared to 2.7% for the prior year’s period. Our operations are not subject to U.S. Federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary, resulting in a lower effective tax rate compared to the prior year period operations of our Predecessor. We also incur state and local income taxes in certain states and we incur income taxes related to our operations in Latin America and Canada. Net income for the six months ended June 30, 2012, increased $5.5 million compared to the prior year’s period. As described above, our profitability increased due to increased revenues, primarily internationally.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity, which we believe will be sufficient to meet our working capital requirements. We believe that we have sufficient liquid assets, cash flow from operations, and borrowing capacity to meet our financial commitments, debt service obligations and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K.

With respect to distributions, we expect to pay a minimum quarterly distribution of $0.3875 per unit, which equates to approximately $6.1 million per full quarter, or approximately $24.6 million per full year, based on the number of common and subordinated units and the percentage of General Partner interest currently outstanding. On July 20, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2012, of $0.3875 per unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution will be paid on August 15, 2012, to all unitholders of record as of the close of the business on August 1, 2012.

Cash Flows

The following table summarizes our primary sources and uses of cash for the six month periods ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
Net cash provided by operating activities	$14,452	$5,203
Net cash used in investing activities	(12,253)	(3,625)
Net cash (used in) provided by financing activities	(12,344)	11,007

Operating Activities

Net cash from operating activities increased by $9.2 million during the six months ended June 30, 2012, to $14.5 million compared to $5.2 million for the same period of 2011, primarily due to revenue growth in Latin America and other international markets. We expect that continued growth in Latin America may cause working capital requirements to increase due to increased collection time of receivables.

Investing Activities

Capital expenditures during the six months ended June 30, 2012, increased by $8.8 million to $12.4 million compared to $3.6 million for the same period of 2011, primarily due to an increase in the number of compressor units manufactured or upgraded during the period. The increase in the number of compressor units manufactured was primarily due to the increased demand for compression services in Latin America. Compressor units were upgraded during the current year period to facilitate the use of such units in domestic unconventional applications such as vapor recovery. We have incurred the majority of planned capital expenditure costs for the year.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending June 30, 2011, we distribute all of our available cash, as defined, to our unitholders of record on the applicable record date and to our General Partner. For the six months ended June 30, 2012, we distributed approximately $12.3 million to our unitholders and general partner. On July 19, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2012, of $0.3875 per unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution will be paid on August 15, 2012, to all unitholders of record as of the close of business on August 1, 2012.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity. Prior to the Offering, our sources of liquidity included cash internally generated from operations as well as intercompany loans and capital contributions from TETRA. Our cash receipts were deposited in TETRA’s bank accounts and all cash disbursements were made from these accounts. Accordingly, the amount of cash reflected in previous periods in our Predecessor financial statements was not indicative of its actual cash position, as TETRA retained any cash surplus, shortfalls and debt borrowings on its balance sheet. Cash transactions handled by TETRA were reflected in net parent equity. Prior to the Offering, net cash provided by and used in financing activities represents the pass-through of our Predecessor’s net cash flows to TETRA, pursuant to its cash management program.

Our available cash balances are available for general partnership purposes, which include funding the manufacturing of compressor units and the acquisition of field trucks and other equipment, as needed, and otherwise investing in short-term interest bearing securities.

Bank Credit Facilities

On June 24, 2011, we entered into a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million, less $3.0 million that is required to be set aside as a reserve that cannot be borrowed. The credit facility is available for letters of credit and includes a $20.0 million uncommitted expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement is June 24, 2015. As of June 30, 2012, there is no balance outstanding under the Credit Agreement. On July 5, 2012, we drew down a total of $5.8 million on the Credit Agreement, which we intend to use to fund ongoing capital expenditures related to the expansion of our Latin American fleet of compressors and other equipment to meet increased demand. We also intend to use these borrowings to fund ongoing upgrades to our domestic compressor fleet to meet increased demand in unconventional applications such as vapor recovery.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets (excluding real property) of our existing and future, direct and indirect, domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect, subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries). Borrowings under the Credit Agreement are limited to a borrowing base that is determined based on our accounts receivable, inventory, and compressor fleet. As of June 30, 2012, we have availability under our revolving credit facility of $16.3 million, based upon a $16.3 million borrowing base and no outstanding balance or outstanding letters of credit. Our borrowing availability has been reduced by $5.8 million as a result of our borrowing under the Credit Agreement on July 5, 2012.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.50% per annum. In addition to paying interest on any outstanding principal under the Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder of 0.425% per annum, paid quarterly in arrears. We are also required to pay customary collateral monitoring fees and letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarter basis, whenever availability is less than $5 million. In addition, the Credit Agreement includes customary negative covenants, which, among other things, limit our ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investment, acquisitions or other restricted payments. The Credit Agreement contains certain customary representations and warranties, affirmative covenants, and events of default, including among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, or ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the revolving credit facility to be in force and effect, and change of control. If an event of default occurs, our lenders would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and all actions permitted to be taken by secured creditors. We are in compliance with the covenants and conditions of our Credit Agreement as of June 30, 2012.

Off Balance Sheet Arrangements

As of June 30, 2012, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any commodities in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 21, 2012. We depend on domestic and international demand for and production of oil and natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and cash available for distribution to our unitholders to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

We have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility, but for the six months ended June 30, 2012, we did not have any such indebtedness outstanding. On July 5, 2012, we drew down a total of $5.8 million on the Credit Agreement. As interest charged on the Credit Facility is based on a variable rate, we are exposed to floating interest rate risk on outstanding borrowings. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under the Credit Facility. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but as of August 10, 2012, we do not have in place any hedges or forward contracts.

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with Pemex and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 2.0% would have an immaterial impact on our net income for the three and six months ended June 30, 2012. We may use certain derivative instruments to hedge our exposure to foreign exchange rates in the future, but as of August 10, 2012, we do not have in place any hedges or forward contracts.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2012, the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Maximum Number (or
			Average	Total Number of Units	Approximate Dollar Value) of
	Total Number		Price	Purchased as Part of	Units that May Yet be
	of Units		Paid Per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Unit	Plans or Programs	Announced Plans or Programs

Apr 1 - Apr 30, 2012	-		$-	N/A	N/A
May 1 - May 31, 2012	762	(1)	13.31	N/A	N/A
Jun 1 - Jun 30, 2012	-		-	N/A	N/A
Total	762			N/A	N/A

(1)	Units purchased by our General Partner in connection with the vesting of certain employee restricted units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1*
Separation and Release Agreement dated April 24, 2012 by and between Compressco Partners GP Inc. and Gary McBride (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 25, 2012 (SEC File No. 001-35195)).

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
**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended  June 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iv) Consolidated Statement of Partners’ Capital for the six months ended June 30, 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
	By:	Compressco Partners GP Inc.,
its General Partner

Date: August 10, 2012	By:	/s/Ronald J. Foster
Ronald J. Foster, President
Principal Executive Officer

Date: August 10, 2012	By:	/s/James P. Rounsavall
James P. Rounsavall
Chief Financial Officer, Treasurer and Secretary Principal Financial Officer

EXHIBIT INDEX

10.1*
Separation and Release Agreement dated April 24, 2012 by and between Compressco Partners GP Inc. and Gary McBride (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 25, 2012 (SEC File No. 001-35195)).

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
**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended  June 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iv) Consolidated Statement of Partners’ Capital for the six months ended June 30, 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.