Form 10-Q
period 2012-09-30
Compressco Partners, L.P.
filed 2012-11-09
CIK 1449488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO______

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
Yes [   ]  No [ X ]

As of November 6, 2012, there were 9,266,297 Common Units and 6,273,970 Subordinated Units outstanding.

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

(i)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Compressco Partners, L.P.

Consolidated Statements of Operations

(In Thousands, Except Unit and Per Unit Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Compression and other services	$27,167	$21,294	$72,427	$60,501
Sales of compressors and parts	1,517	3,326	3,737	8,329
Total revenues	28,684	24,620	76,164	68,830

Cost of revenues (excluding depreciation and
amortization expense):
Cost of compression and other services	13,082	10,488	36,318	31,259
Cost of compressors and parts sales	829	2,512	2,057	6,037
Total cost of revenues	13,911	13,000	38,375	37,296

Selling, general and administrative expense	4,952	4,161	13,620	11,185
Depreciation and amortization	3,376	3,082	9,721	9,452
Interest (income) expense, net	24	(9)	2	5,102
Other (income) expense, net	427	598	618	814
Income before income tax provision	5,994	3,788	13,828	4,981
Provision for income taxes	931	497	2,396	847
Net income	$5,063	$3,291	$11,432	$4,134

Allocation of 2011 net income:
Net income		$3,291		$4,134
Net income applicable to the period through
June 19, 2011		–		296
Net income applicable to the period June 20
through September 30, 2011		$3,291		$3,838

General partner interest in net income	$101	$66	$229	$77
Common units interest in net income	$2,945	$1,902	$6,648	$2,216
Subordinated units interest in net income	$2,017	$1,323	$4,555	$1,545

Net income per common unit:
Basic	$0.32	$0.21	$0.73	$0.25
Diluted	$0.32	$0.21	$0.73	$0.24

Weighted average common units outstanding:
Basic	9,163,738	9,031,958	9,155,744	8,999,095
Diluted	9,163,738	9,191,637	9,155,744	9,158,596

Net income per subordinated unit:
Basic and Diluted	$0.32	$0.21	$0.73	$0.25

Weighted average subordinated units outstanding:
Basic and Diluted	6,273,970	6,273,970	6,273,970	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$5,063	$3,291	$11,432	$4,134
Foreign currency translation adjustment, net of tax
of $0 and $0, respectively, in 2012 and $0
and $490, respectively in 2011	135	(290)	112	233
Comprehensive income	$5,198	$3,001	$11,544	$4,367

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Balance Sheets

(In Thousands, Except Unit Amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,663	$17,476
Trade accounts receivable, net of allowances for doubtful
accounts of $297 in 2012 and $235 in 2011	20,455	11,227
Inventories	16,341	16,966
Deferred tax asset	337	100
Prepaid expenses and other current assets	2,345	1,601
Total current assets	50,141	47,370

Property, plant, and equipment:
Land and building	2,178	2,175
Compressors and equipment	153,135	137,868
Vehicles	12,687	12,881
Construction in progress	265	81
Total property, plant, and equipment	168,265	153,005
Less accumulated depreciation	(75,052)	(66,698)
Net property, plant, and equipment	93,213	86,307

Other assets:
Goodwill	72,161	72,161
Patents, trademarks and other intangible assets, net of accumulated
amortization of $669 in 2012 and $592 in 2011	–	28
Deferred tax asset	–	129
Other assets	277	349
Total other assets	72,438	72,667
Total assets	$215,792	$206,344

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$4,400	$3,916
Accrued liabilities and other	5,920	2,941
Amounts payable to affiliates	11,528	6,470
Total current liabilities	21,848	13,327

Other liabilities:
Long-term debt, net	5,800	–
Deferred tax liabilities	5,022	4,281
Other long-term liabilities	50	92
Total other liabilities	10,872	4,373

Commitments and contingencies

Partners' capital:
General partner interest	3,375	3,515
Common units (9,163,738 units issued and outstanding)	109,182	111,989
Subordinated units (6,273,970 units issued and outstanding)	69,501	72,238
Accumulated other comprehensive income	1,014	902
Total partners' capital	183,072	188,644
Total liabilities and partners' capital	$215,792	$206,344

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Statement of Partners’ Capital

(In Thousands)

(Unaudited)

	Partners' Capital			Accumulated
		Limited Partners		Other	Total
	General	Common	Subordinated	Comprehensive	Partners'
	Partner	Unitholders	Unitholder	Income	Capital

Balance as of December 31, 2011	$3,515	$111,989	$72,238	$902	$188,644
Net income	229	6,648	4,555	–	11,432
Distributions ($1.1625 per unit)	(369)	(10,768)	(7,292)	–	(18,429)
Equity compensation	–	1,313	–	–	1,313
Other comprehensive income (loss)	–	–	–	112	112
Balance as of September 30, 2012	$3,375	$109,182	$69,501	$1,014	$183,072

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$11,432	$4,134
Reconciliation of net income to cash provided
by operating activities:
Depreciation and amortization	9,721	9,452
Provision (benefit) for deferred income taxes	611	(2,709)
Equity compensation expense	1,313	458
Provision for doubtful accounts	62	321
Loss on sale of property, plant, and equipment	183	24
Changes in operating assets and liabilities:
Accounts receivable	(9,249)	(6,034)
Inventories	688	1,661
Prepaid expenses and other current assets	(736)	(1,012)
Accounts payable and accrued expenses	8,487	5,369
Other	71	46
Net cash provided by operating activities	22,583	11,710

Investing activities:
Purchases of property, plant, and equipment, net	(16,782)	(8,603)
Other investing activities	(42)	–
Net cash used in investing activities	(16,824)	(8,603)

Financing activities:
Proceeds from long-term debt	5,800	–
Proceeds from issuance of partnership common units, net of
underwriters' discount	–	50,234
Payment of offering costs	–	(7,349)
Payment of affiliate note payable	–	(32,200)
Distributions	(18,429)	(737)
Payment of financing costs	–	(362)
Net distribution (to) from parent	–	322
Net cash (used in) provided by financing activities	(12,629)	9,908

Effect of exchange rate changes on cash	57	(78)

Increase (decrease) in cash and cash equivalents	(6,813)	12,937
Cash and cash equivalents at beginning of period	17,476	6,629
Cash and cash equivalents at end of period	$10,663	$19,566

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a provider of compression-based production enhancement services, including both conventional wellhead compression services and unconventional compression services, and, in certain markets, well monitoring and sand separation services. We provide services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe and the Asia-Pacific region.

Presentation

For periods prior to June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent the unaudited combined financial position, results of operations, cash flows, and changes in owner’s equity of our Predecessor. For the periods on and after June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows, and changes in partners’ capital.

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

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 include all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the interim periods. Operating results for the periods ended September 30, 2012 and 2011 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2012.

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

Net Income Per Common and Subordinated Unit

The computations of net income per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and, therefore, we are required to use the two-class method in the computation of earnings per unit. Basic net income per common and subordinated unit is determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our General Partner (including distributions to our General Partner on its incentive distribution rights) by the weighted average number of outstanding common and subordinated units, respectively, during the period. Prior to the Offering, we were wholly owned by TETRA. Accordingly, net income per common unit is not presented for periods prior to the Offering.

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

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Common	Subordinated	Common	Subordinated
	Units	Units	Units	Units

Number of weighted average units outstanding	9,163,738	6,273,970	9,155,744	6,273,970
Restricted units outstanding	–	–	–	–
Average diluted units outstanding	9,163,738	6,273,970	9,155,744	6,273,970

Average diluted units outstanding for the three and nine month periods ended September 30, 2012, excludes the impact of 102,559 and 110,366, respectively, of unvested restricted common units, as the inclusion of these unvested restricted units would be antidilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Common	Subordinated	Common	Subordinated
	Units	Units	Units	Units

Number of weighted average units outstanding	9,031,958	6,273,970	8,999,095	6,273,970
Restricted units outstanding	159,679	–	159,501	–
Average diluted units outstanding	9,191,637	6,273,970	9,158,596	6,273,970

Environmental Liabilities

Costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in partners’ capital in the accompanying unaudited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income during the three and nine month periods ended September 30, 2012 and 2011, is as follows:

	Three Months Ended September 30,
	2012	2011
	(In Thousands)

Balance, beginning of period	$879	$1,018
Foreign currency translation adjustment, net of taxes
of $0 in 2012 and $0 in 2011	135	(290)
Balance, end of period	$1,014	$728

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)

Balance, beginning of period	$902	$495
Foreign currency translation adjustment, net of taxes
of $0 in 2012 and $490 in 2011	112	233
Balance, end of period	$1,014	$728

Allocation of Net Income

Our net income is allocated to partners’ capital accounts in accordance with the provisions of the partnership agreement.

Distributions

On January 20, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2011, of $0.3875 per outstanding unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution was paid on February 15, 2012, to all unitholders of record as of the close of business on February 1, 2012.

On April 20, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2012, of $0.3875 per outstanding unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution was paid on May 15, 2012, to all unitholders of record as of the close of business on May 1, 2012.

On July 19, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2012, of $0.3875 per outstanding unit. This distribution equates to a distribution of $1.55 per outstanding unit on an annualized basis. This cash distribution was paid on August 15, 2012, to all unitholders of record as of the close of business on August 1, 2012.

Subsequent to September 30, 2012, on October 18, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2012, of $0.3975 per outstanding unit. This distribution equates to a distribution of $1.59 per outstanding unit on an annualized basis. This cash distribution will be paid on November 15, 2012, to all unitholders of record as of the close of business on November 1, 2012.

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

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

On June 24, 2011, we entered into a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million less $3.0 million that is required to be set aside as a reserve that cannot be borrowed. The credit facility is available for letters of credit (with a sublimit of $5.0 million) and includes an uncommitted $20.0 million expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. On July 5, 2012, we borrowed a total of $5.8 million pursuant to the Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our Latin American fleet of compressors and other equipment and to fund ongoing upgrades to our domestic compressor fleet. As of September 30, 2012, $5.8 million was outstanding under the Credit Agreement.  This borrowing bears interest at a rate equal to three month British Bankers Association LIBOR (adjusted to reflect any required bank reserves) plus a margin of 2.25% per annum (2.75% as of September 30, 2012).

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

Under the terms of the Omnibus Agreement, our General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. The services provided by the employees of our General Partner, TETRA, and TETRA’s subsidiaries under the Omnibus Agreement are required to be substantially similar in nature and quality to the services previously provided by these employees to our Predecessor in connection with their management and operation of the Predecessor’s business and no lower in quantity than is reasonably necessary to assist us in the management and operation of our business, even if greater in quantity than previously provided prior to the completion of the Offering. Pursuant to the Omnibus Agreement, we reimburse our General Partner and TETRA for services they provide to us.

Under the terms of the Omnibus Agreement, TETRA has agreed to indemnify us for three years after the completion of the Offering against certain potential environmental claims, losses, and expenses associated with the operation of our Predecessor prior to the completion of the Offering. TETRA’s maximum liability for this indemnification obligation is $5.0 million, and TETRA will not have any obligation under this indemnification until our aggregate losses exceed $250,000. TETRA will have no indemnification obligations with respect to environmental claims made as a result of new or modified environmental laws promulgated after the completion of the Offering. We have agreed to indemnify TETRA for environmental claims arising following the completion of the Offering regarding the business contributed to us.

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

Under the terms of the Omnibus Agreement, we or TETRA may, but are under no obligation to, sell, lease or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired to meet either of our production enhancement or other oilfield services obligations, in such amounts, upon such conditions and for such periods of time, if applicable, as may be mutually agreed upon by TETRA and our General Partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of our General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our General Partner. In addition, unless otherwise approved by the conflicts committee of our General Partner’s board of directors, TETRA may purchase newly fabricated equipment from us at a negotiated price provided that such price may not be less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof.

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

NOTE E – COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of any lawsuits against us cannot be predicted with certainty, management does not expect that any of these legal proceedings would, if determined adversely against us, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

NOTE F – SUBSEQUENT EVENTS

On October 18, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2012 of $0.3975 per unit. This cash distribution will be paid on November 15, 2012, to all unitholders of record as of the close of business on November 1, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 21, 2012. This discussion includes forward-looking statements that involve certain risks and uncertainties. For periods prior to June 20, 2011, the accompanying unaudited consolidated financial statements and related notes represent the unaudited combined results of operations and cash flows of our Predecessor, which consists of the assets, liabilities, and operations of Compressco, Inc. and its subsidiaries and certain assets, liabilities, and operations of certain other subsidiaries of TETRA conducting business primarily in Mexico (together, our Predecessor). For the periods on and after June 20, 2011, the accompanying unaudited consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows, and changes in partners’ capital.

Business Overview

We are a provider of compression-based production enhancement services, including both conventional wellhead compression services and unconventional compression services, and, in certain markets, well monitoring and sand separation services. We provide services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region. While our conventional services are primarily applied to mature gas wells with low formation pressures, they are also effectively utilized on newer gas wells that have experienced significant production declines and gas wells that are characterized by lower formation pressures. Our conventional applications include production enhancement services for dry gas wells and liquid loaded gas wells, and backside auto injection systems (BAIS). BAIS monitor tubing pressure to redirect gas flow into the casing annulus as needed to help wells unload liquids. Our unconventional applications are used primarily in connection with oil and liquids production and include vapor recovery, which captures gas vapors from oil storage tanks, and casing gas systems, which enhance oil production by reducing down-hole pressure. Our services are performed by our highly trained staff of regional service supervisors, optimization specialists, and field mechanics. In addition, we design and manufacture most of the compressor units we use to provide our services, and, in certain markets, we sell our compressor units to customers.

The level of our production enhancement services operations is generally dependent upon the demand for, and prices of, natural gas in the locations in which we operate. However, despite significantly lower natural gas prices during the first nine months of 2012 compared to the first nine months of 2011, our overall production enhancement service revenues increased. This was primarily due to a continued increase in our Latin America and other international operations, as well as increased unconventional applications, primarily vapor recovery services. Nevertheless, any prolonged substantial reduction in natural gas prices could result in a decline in demand for our production enhancement services.

Overall, our total revenues increased during the three and nine month periods ended September 30, 2012, compared to the corresponding prior year periods. This increase reflects:

•         increased compression and well monitoring services in Latin America;

•         growth of the fleet within our other international operations; and

•         improved overall utilization of the existing fleet, including for our unconventional applications.

The increased activity in Latin America has required investments in fixed assets and working capital and resulted in additional personnel and related administrative services provided through the Omnibus Services Agreement with TETRA. In addition, our ability to maintain the increased activity in Latin America is subject to potential volatility relating to our Mexico operations as addressed in more detail under “Liquidity and Capital Resources - Cash Flows.”

How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, year-to-date, and year-to-year comparisons, and as compared to budget. This analysis is useful in identifying adverse cost trends and allows us to investigate the cause of these trends and implement remedial measures if possible. The most significant portions of our operating expenses are the labor costs of our field personnel, repair and maintenance of our equipment, and the fuel and other supplies consumed while providing our services. Other materials consumed while performing our services, ad valorem taxes, other labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with the level of activities performed during a specific period.

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and nine month periods ended September 30, 2012, is provided within the results of operations sections below.

EBITDA. We view EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (compared to the prior month, prior year period, and to budget). We define EBITDA as earnings before interest, taxes, depreciation, and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•         assess our ability to generate available cash sufficient to make distributions to our unitholders and General Partner;

•         evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•         measure operating performance and return on capital as compared to our competitors; and

•         determine our ability to incur and service debt and fund capital expenditures.

EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities, or any other measure of financial performance presented in accordance with GAAP. Our EBITDA may not be comparable to EBITDA or similarly titled measures of other entities, as other entities may not calculate EBITDA in the same manner as we do. Management compensates for the limitations of EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. EBITDA should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Net income	$5,063	$3,291	$11,432	$4,134
Provision for income taxes	931	497	2,396	847
Depreciation and amortization	3,376	3,082	9,721	9,452
Interest (income) expense, net	24	(9)	2	5,102
EBITDA	$9,394	$6,861	$23,551	$19,535

The following table reconciles cash flow from operating activities to EBITDA:

	Nine Months Ended
	September 30,
	2012	2011
	(In Thousands)
Cash flow from operating activities	$22,583	$11,710
Changes in current assets and current liabilities	739	(30)
Deferred income taxes	(611)	2,709
Other non-cash charges	(1,558)	(803)
Interest (income) expense, net	2	5,102
Provision for income taxes	2,396	847
EBITDA	$23,551	$19,535

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Total compressor units in fleet (at period end)	3,694	3,706	3,694	3,706
Total compressor units in service (at period end)	3,076	2,861	3,076	2,861
Average number of compressor units in service (during period)(1)	3,025	2,835	3,009	2,786
Average compressor unit utilization (during period)(2)	82.0%	77.6%	81.9%	75.7%

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

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor units we placed into service, less the number of compressor units we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the three and nine month periods ended September 30, 2012, is provided within the results of operations sections below.

Items Impacting the Comparability of Our Predecessor’s Results of Operations to Our Results of Operations

Results of our operations after the June 20, 2011 completion date of the Offering may not be comparable to the historical results of operations of our Predecessor for the nine month period presented below, for the following reasons:

•         A significant majority of our production enhancement services is being performed by our non-corporate subsidiary, Compressco Partners Operating, LLC, pursuant to contracts that our counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code, or “qualifying income”. Our corporate subsidiary, Compressco Partners Sub, Inc., conducts substantially all of our operations that our counsel has not concluded generate qualifying income, and it pays U.S. federal income tax with respect to such operations. Going forward, we intend to conduct substantially all of our new domestic production enhancement service business pursuant to contracts that our counsel concludes will generate qualifying income, and such business will be conducted through Compressco Partners Operating, LLC. Our international compression services operations are conducted primarily through foreign subsidiaries that are subject to local country taxation.

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

•         On June 24, 2011, we entered into a credit agreement, and borrowed $5.8 million under that credit agreement on July 5, 2012. As of September 30, 2012, we have availability under our revolving credit facility of $10.9 million, based upon a $16.7 million borrowing capacity and the $5.8 million outstanding balance. Borrowings bear interest at a rate equal to three month British Bankers Association LIBOR (adjusted to reflect any required bank reserves) plus a margin of 2.25% per annum (2.75% as of September 30, 2012).

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

We are not a restricted subsidiary of TETRA for purposes of TETRA’s credit facility with J.P. Morgan Chase Bank, N.A., as Administrative Agent, which we refer to as the “TETRA Credit Facility,” or under several series of notes that TETRA has issued pursuant to certain note purchase agreements in April 2006, April 2008, and October 2010, which we collectively refer to as the “TETRA Senior Notes.” As such, our ability to take certain actions, including incurring indebtedness, granting liens on our assets, and making acquisitions and capital expenditures, will not be restricted by the TETRA Credit Facility and the TETRA Senior Notes.

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

					Period-to-Period Change
					Three	Nine
					Months	Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
Combined Results of Operations	2012	2011	2012	2011	2012 vs. 2011	2012 vs. 2011
	(In Thousands)
Revenues:
Compression and other services	$27,167	$21,294	$72,427	$60,501	$5,873	$11,926
Sales of compressors and parts	1,517	3,326	3,737	8,329	(1,809)	(4,592)
Total revenues	$28,684	$24,620	$76,164	$68,830	$4,064	$7,334
Cost of revenues:
Cost of compression and other
services	$13,082	$10,488	$36,318	$31,259	$2,594	$5,059
Cost of compressors and parts sales	829	2,512	2,057	6,037	(1,683)	(3,980)
Total cost of revenues	$13,911	$13,000	$38,375	$37,296	$911	$1,079
Selling, general and administrative
expense	4,952	4,161	13,620	11,185	791	2,435
Depreciation and amortization	3,376	3,082	9,721	9,452	294	269
Interest (income) expense	24	(9)	2	5,102	33	(5,100)
Other (income) expense, net	427	598	618	814	(171)	(196)
Income before income taxes	$5,994	$3,788	$13,828	$4,981	$2,206	$8,847
Provision for income taxes	931	497	2,396	847	434	1,549
Net income	$5,063	$3,291	$11,432	$4,134	$1,772	$7,298

					Period-to-Period Change
					Three	Nine
	Percentage of Total Revenues				Months	Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
Combined Results of Operations	2012	2011	2012	2011	2012 vs. 2011	2012 vs. 2011

Revenues:
Compression and other services	94.7%	86.5%	95.1%	87.9%	27.6%	19.7%
Sales of compressors and parts	5.3%	13.5%	4.9%	12.1%	(54.4)%	(55.1)%
Total revenues	100.0%	100.0%	100.0%	100.0%	16.5%	10.7%
Cost of revenues:
Cost of compression and other
services	45.6%	42.6%	47.7%	45.4%	24.7%	16.2%
Cost of compressors and parts sales	2.9%	10.2%	2.7%	8.8%	(67.0)%	(65.9)%
Total cost of revenues	48.5%	52.8%	50.4%	54.2%	7.0%	2.9%
Selling, general and administrative
expense	17.3%	16.9%	17.9%	16.3%	19.0%	21.8%
Depreciation and amortization	11.8%	12.5%	12.8%	13.7%	9.5%	2.8%
Interest (income) expense	0.1%	(0.0)%	0.0%	7.4%	(366.7)%	(100.0)%
Other (income) expense, net	1.5%	2.4%	0.8%	1.2%	(28.6)%	(24.1)%
Income before income taxes	20.9%	15.4%	18.2%	7.2%	58.2%	177.6%
Net income	17.7%	13.4%	15.0%	6.0%	53.8%	176.5%

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

Revenues

Our consolidated revenues for the three months ended September 30, 2012, increased 16.5% to $28.7 million compared to $24.6 million for the three months ended September 30, 2011. This change was associated with a 27.6% increase in revenues from compression and other services, as we utilized an average of 3,025 compressor units to provide services during the three months ended September 30, 2012, compared to an average of 2,835 compressor units during the three months ended September 30, 2011. Latin America service revenues for the three months ended September 30, 2012, increased $5.2 million due to additional units in service, primarily in Mexico and Argentina. There are uncertainties in Latin America that could affect our operations, including uncertainties regarding our existing contracts with Petróleos Mexicanos (PEMEX), many of which are discussed in more detail under “Liquidity and Capital Resources - Cash Flows.”  Despite these uncertainties, we expect that revenues from our Latin American operations will continue to exceed revenues from the corresponding prior year period at least through the middle of 2013. A decrease in domestic natural gas prices from the prior year period negatively affected demand for our conventional compression services during the quarter ended September 30, 2012. Domestic and Canadian compression services revenues remained flat compared to the prior year period as downward pricing pressure on our conventional compression services was offset by an increase in demand for our unconventional applications and a slight increase in the average numbers of compressor units in service in those regions. In addition to increases from domestic unconventional applications, revenues increased from international markets other than Latin America, particularly the Asia-Pacific region, and we expect these revenues to continue to increase.

The increase in consolidated service revenues was partially offset by a $1.8 million decrease in revenues from sales of compressor units and parts, to $1.5 million during the three month period ended September 30, 2012, from $3.3 million during the three months ended September 30, 2011. During the current year quarter, we sold fewer compressor units compared to the prior year period, as the prior year period included a large order of customized units. Although sales of compressor units are a typical part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast compared to revenues from compression and other services.

Cost of revenues

Consolidated cost of revenues increased to $13.9 million for the three months ended September 30, 2012, from $13.0 million for the same period in 2011. Cost of compression and other services increased to $13.1 million during the current year period from $10.5 million during the prior year period. This increase was due to the increased service activity, particularly in Latin America, including fuel, equipment, and field labor costs, consistent with the increased activity level discussed above. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues decreased to 48.2% during the current year period from 49.3% during the prior year period. We have taken steps to reduce our operating costs and continue to look for opportunities for additional cost reductions. Cost of compressors and parts sales decreased by $1.7 million during the most recent period to $0.8 million compared to $2.5 million during the three months ended September 30, 2011, as a result of decreased compressor sales.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $0.8 million to $5.0 million for the three months ended September 30, 2012, compared to $4.2 million for the three months ended September 30, 2011. As a percentage of consolidated revenues, our selling, general and administrative expense increased during the current year quarter to 17.3% from 16.9% for the prior year period. The increase in current year period expense is primarily due to increased equity compensation expense arising from current year equity grants and the impact of  a severance agreement. We anticipate that professional fee expenses will typically be highest during the first and fourth quarters of each year, due to the annual legal, financial, and tax reporting requirements associated with being a publicly traded limited partnership. Selling, general and administrative expense includes costs allocated by TETRA for administrative costs incurred by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, it includes the depreciation of other operating equipment and facilities, as well as the amortization of certain intangible assets. Primarily as a result of additional units placed into service to meet increased demand in Latin America, depreciation and amortization expense increased $0.3 million to $3.4 million during the three months ended September 30, 2012, compared to $3.1 million for the three months ended September 30, 2011.

Interest (income) expense

On July 5, 2012, we borrowed a total of $5.8 million pursuant to the Credit Agreement, and this amount is outstanding at September 30, 2012.  We incurred $39,000 of interest expense in the current year period associated with this borrowing. There was no outstanding debt or related interest expense in the prior year period.

Other (income) expense, net

Other (income) expense, net, decreased by $0.2 million during the three months ended September 30, 2012, compared to the prior year period, primarily due to decreased foreign currency exchange net losses in 2012 from currency fluctuations for our Mexican operations.

Income before taxes, provision for income taxes, and net income

 Income before taxes increased $2.2 million for the three months ended September 30, 2012 to $6.0 million, compared to $3.8 million for the three months ended September 30, 2011. As a percentage of consolidated total revenues, income before taxes increased to 20.9% for the three months ended September 30, 2012, compared to 15.4% for the corresponding prior year period. Our operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary. We also incur state and local income taxes in certain states and we incur income taxes related to our operations in Latin America and Canada. Net income for the three months ended September 30, 2012, increased $1.8 million compared to the corresponding prior year period. As described above, our profitability increased due to increased revenues, primarily internationally.

Nine months ended September 30, 2012, compared with nine months ended September 30, 2011

Revenues

Our consolidated revenues for the nine months ended September 30, 2012, increased 10.7% to $76.2 million from $68.8 million for the nine months ended September 30, 2011. This change was primarily associated with increased revenues from compression and other services, as we utilized an average of 3,009 compressor units to provide services during the nine months ended September 30, 2012, compared to an average of 2,786 compressor units during the nine months ended September 30, 2011. Latin America service revenues for the nine months ended September 30, 2012, increased $11.0 million due to additional units in service, primarily in Mexico and Argentina. There are uncertainties in Latin America that could affect our operations, including uncertainties regarding our existing contracts with PEMEX, many of which are discussed in more detail under “Liquidity and Capital Resources - Cash Flows.”  Despite these uncertainties, we expect that revenues from our Latin American operations will continue to exceed revenues from the corresponding prior year period at least through the middle of 2013. A decrease in domestic natural gas prices from the prior year period negatively affected the demand for our conventional compression services during the nine months ended September 30, 2012. Domestic and Canadian conventional compression services revenues decreased slightly as a result of downward pricing pressure associated with the decrease in demand, despite a slight increase in the numbers of compressor units in service in those regions.  The decrease in domestic and Canadian conventional compression services revenues was more than offset by continued increases in revenues from international markets other than Latin America, particularly the Asia-Pacific region, and for our domestic unconventional applications, and we expect these revenues to continue to increase.

 The increase in consolidated service revenues was partially offset by a $4.6 million decrease in revenues from sales of compressor units and parts to $3.7 million during the nine months ended September 30, 2012, from $8.3 million during the nine months ended September 30, 2011. During the current year period, we sold fewer compressor units compared to the prior year period, as the prior year period included a large order of customized units. Although sales of compressor units are a typical part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast compared to revenues from compression and other services.

Cost of revenues

Consolidated cost of revenues increased to $38.4 million for the nine months ended September 30, 2012, from $37.3 million for the same period in 2011. Cost of compression and other services increased to $36.3 million during the current year period from $31.3 million during the prior year period. This increase was due to the increased service activity, particularly in Latin America, including fuel, equipment, and field labor costs, consistent with the increased activity level discussed above. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues decreased to 50.1% during the current year period from 51.7% during the prior year period. We have taken steps to reduce our operating costs and continue to look for opportunities for additional cost reductions. Cost of compressors and parts sales decreased by $3.9 million during the most recent period to $2.1 million compared to $6.0 million during the nine months ended September 30, 2011, as a result of decreased domestic compressor sales.

Selling, general and administrative expense

Selling, general and administrative expense increased to $13.6 million for the nine months ended September 30, 2012, from $11.2 million for the same period in 2011. As a percentage of consolidated revenues, our selling, general and administrative expense increased during the nine months ended September 30, 2012, to 17.9% compared to 16.3% for the prior year period. The increase in current year period expense is primarily due to the additional administrative cost of being a public limited partnership and consists of increased salary and employee-related expenses associated with increased administrative staff and increased professional fees. Additionally, equity compensation expense increased as a result of current year equity grants and the impact of a severance agreement. We anticipate that professional fee expenses will typically be highest during the first and fourth quarters of each year, due to the annual legal, financial, and tax reporting requirements associated with being a publicly traded limited partnership. Selling, general and administrative expense includes costs allocated by TETRA for administrative costs incurred by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, depreciation and amortization expense also includes the depreciation of other operating equipment and facilities locations, as well as the amortization of certain intangible assets. Primarily as a result of additional units placed into service to meet increased demand in Latin America, depreciation and amortization expense increased $0.3 million to $9.7 million during the nine months ended September 30, 2012, compared to $9.5 million for the nine months ended September 30, 2011.

Interest (income) expense

A significant amount of interest expense was reflected in the prior year period results of our Predecessor due to the note payable to an affiliate of TETRA. We assumed approximately $32.2 million of this indebtedness (as partial consideration for the assets that were contributed from TETRA in connection with the Offering), and this $32.2 million balance was repaid in full from the proceeds of the Offering. On July 5, 2012, we borrowed a total of $5.8 million pursuant to the Credit Agreement, and that amount is outstanding at September 30, 2012.  We incurred $39,000 in interest expense in the current year period associated with this borrowing.

Other (income) expense, net

Other (income) expense, net, decreased by $0.2 million during the three months ended September 30, 2012, compared to the prior year period, primarily due to decreased foreign currency exchange net losses in 2012 from currency fluctuations for our Mexican operations.

Income before taxes and net income

 Income before taxes for the nine months ended September 30, 2012 was $13.8 million, compared to $5.0 million for the nine months ended September 30, 2011, an increase of $8.8 million. As a percentage of consolidated total revenues, income before taxes increased to 18.2% for the nine months ended September 30, 2012, compared to 7.2% for the corresponding prior year period. Our operations are not subject to U.S. Federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary, resulting in a lower effective tax rate compared to the prior year period operations of our Predecessor. We also incur state and local income taxes in certain states, and we incur income taxes related to our operations in Latin America and Canada. Net income for the nine months ended September 30, 2012, increased $7.3 million compared to the corresponding prior year period. As described above, our profitability increased due to increased revenues, primarily internationally, and decreased interest expense.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity, which we believe will be sufficient to meet our working capital requirements. We believe that we have sufficient liquid assets, cash flow from operations, and borrowing capacity to meet our financial commitments, debt service obligations, and anticipated capital expenditures. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K.

The increase in our Latin America operations, particularly in Mexico, is a result of our capital expenditure activities during the past year. In addition to this additional capital expenditure investment, growth in our Latin America operations also results in a significant working capital investment, due to the timing of additional labor and operating costs and to the timing of collections of associated receivables from our primary customer in Mexico. As a result, continued growth in our Latin America operations could result in the need for additional borrowings.

On October 18, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2012, of $0.3975 per unit. This distribution equates to a distribution of $1.59 per outstanding unit, or approximately $24.6 million, on an annualized basis. This cash distribution will be paid on November 15, 2012, to all unitholders of record as of the close of the business on November 1, 2012.

Cash Flows

The following table summarizes our primary sources and uses of cash for the nine month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Net cash provided by operating activities	$22,583	$11,710
Net cash used in investing activities	(16,824)	(8,603)
Net cash (used in) provided by financing activities	(12,629)	9,908

Operating Activities

Net cash from operating activities increased by $10.9 million during the nine months ended September 30, 2012, to $22.6 million compared to $11.7 million for the same period of 2011, primarily due to revenue growth in Latin America and other international markets. This increase in Latin America activity contributed to the increase in our amounts payable to affiliates as of September 30, 2012. As discussed above, we expect that continued growth in Latin America, particularly in Mexico, may cause working capital requirements to increase due to increased collection time of receivables. In addition, cash provided from operating in Mexico is subject to the volatility associated with our Mexico operations, including volatility caused by customer budgetary issues, security concerns, uncertainties regarding the renewal of our existing customer contracts with PEMEX under their current terms and the possibility that new contracts for such projects could be awarded to our competitors, other changes in contract arrangements, and other risks.

During the three and nine month periods ended September 30, 2012, as a result of additional contracts awarded to us and additional activity under existing contracts in 2012, PEMEX represented 30.9%  and 25.8% of our total revenues, respectively.  Certain of our existing PEMEX contracts, which represent a majority of these revenues, are scheduled to expire in the fourth quarter of 2012.  Based on our prior course of business with PEMEX and recent discussions, we anticipate that we will be able to extend some or all of our activities under these contracts on the same or similar terms, or to provide similar services under other of our contracts with

PEMEX.  While there can be no assurance, we are optimistic that revenues will continue to grow in Latin America, including Mexico.

Investing Activities

Capital expenditures during the nine months ended September 30, 2012, increased by $8.2 million to $16.8 million compared to $8.6 million for the same period of 2011, primarily due to an increase in the number of compressor units manufactured or upgraded during the period. The increase in the number of compressor units manufactured was primarily due to the increased demand for compression services in Latin America. Compressor units were upgraded during the current year period to facilitate the use of such units in domestic unconventional applications such as vapor recovery. We anticipate additional capital expenditures during the fourth quarter to meet increased demand.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, to our unitholders of record on the applicable record date and to our General Partner. For the nine months ended September 30, 2012, we distributed approximately $18.4 million to our unitholders and General Partner. On October 18, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2012, of $0.3975 per unit. This cash distribution will be paid on November 15, 2012, to all unitholders of record as of the close of business on November 1, 2012.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity. Prior to the Offering, our sources of liquidity included cash internally generated from operations as well as intercompany loans and capital contributions from TETRA. Our cash receipts were deposited in TETRA’s bank accounts and all cash disbursements were made from these accounts. Accordingly, the amount of cash reflected in previous periods in our Predecessor financial statements was not indicative of its actual cash position, as TETRA retained any cash surplus, shortfalls, and debt borrowings on its balance sheet. Cash transactions handled by TETRA were reflected in net parent equity. Prior to the Offering, net cash provided by and used in financing activities represents the pass-through of our Predecessor’s net cash flows to TETRA, pursuant to its cash management program.

Our existing cash balances are available for general partnership purposes, which include funding the manufacturing of compressor units and the acquisition of field trucks and other equipment, as needed, and otherwise investing in short-term interest bearing securities.

Bank Credit Facilities

On June 24, 2011, we entered into a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million, less $3.0 million that is required to be set aside as a reserve that cannot be borrowed. The credit facility is available for letters of credit and includes a $20.0 million uncommitted expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement is June 24, 2015. On July 5, 2012, we drew down a total of $5.8 million on the Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our Latin American fleet of compressors and other equipment to meet increased demand. We also used these borrowings to fund ongoing upgrades to our domestic compressor fleet to meet increased demand in unconventional applications such as vapor recovery.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets (excluding real property) of our existing and future, direct and indirect, domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect, subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries). Borrowings under the Credit Agreement are limited to a borrowing capacity that is determined based on our domestic accounts receivable, inventory, and compressor fleet. As of September

30, 2012, we have availability under our revolving credit facility of $10.9 million, based upon a $16.7 million borrowing capacity and the $5.8 million outstanding balance.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) British Bankers Association LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) British Bankers Association LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.50% per annum. In addition to paying interest on any outstanding principal under the Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder of 0.425% per annum, paid quarterly in arrears. We are also required to pay customary collateral monitoring fees and letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarter basis, whenever availability is less than $5 million. In addition, the Credit Agreement includes customary negative covenants, which, among other things, limit our ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investment, acquisitions or other restricted payments. The Credit Agreement contains certain customary representations and warranties, affirmative covenants, and events of default, including among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, or ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the revolving credit facility to be in force and effect, and change of control. If an event of default occurs, our lenders would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and all actions permitted to be taken by secured creditors. We are in compliance with the covenants and conditions of our Credit Agreement as of September 30, 2012.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

We have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility. On September 30, 2012, we had a total of $5.8 million outstanding under the Credit Agreement. As interest charged on the Credit Facility is based on a variable rate, we are exposed to floating interest rate risk on outstanding borrowings. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under the Credit Facility. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but as of November 9, 2012, we do not have in place any hedges or forward contracts.

	Expected Maturity Date								Fair
									Market
	2012	2013	2014	2015	2016	2017	Thereafter	Total	Value
	(In Thousands, Except Percentages)
As of September 30, 2012
Long-term debt:
U.S. dollar variable rate	$–	$–	$–	$5,800	$–	$–	$–	$5,800	$5,800
Weighted average
interest rate	–	–	–	2.750%	–	–	–	2.750%	2.750%
Variable to fixed swaps	–	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–	–

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with Pemex and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 2.0% would have a $67,000 impact on our net income for the three and nine month periods ended September 30, 2012. We may use certain derivative instruments to hedge our exposure to foreign exchange rates in the future, but, as of November 9, 2012, we do not have in place any hedges or forward contracts.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of

1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this quarterly report.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) Consolidated Statement of Partners’ Capital for the nine months ended September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
	By:	Compressco Partners GP Inc.,
its General Partner

Date: November 9, 2012	By:	/s/Ronald J. Foster
Ronald J. Foster, President
Principal Executive Officer

Date: November 9, 2012	By:	/s/James P. Rounsavall
James P. Rounsavall
Chief Financial Officer, Treasurer and Secretary Principal Financial Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously Filed.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended  September 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) Consolidated Statement of Partners’ Capital for the nine months ended September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.