Form 10-K
period 2012-12-31
Compressco Partners, L.P.
filed 2013-03-11
CIK 1449488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]

THE AGGREGATE MARKET VALUE OF COMMON UNITS HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $33,743,178 AS OF JUNE 30, 2012, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.

THE NUMBER OF COMMON UNITS OUTSTANDING AS OF MARCH 11, 2013 WAS 9,218,457 UNITS.

DOCUMENTS INCORPORATED BY REFERENCE- NONE

(i)

This Annual Report on Form 10-K contains “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including, without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements reflect our current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in “Item 1A. Risk Factors.”  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or projected.

Unless the context requires otherwise, when we refer to “we,” “us,” “our,” and “the Partnership,” we are describing Compressco Partners, L.P. and its wholly owned subsidiaries on a consolidated basis. References to “Compressco Partners GP” or “our general partner” refer to our general partner, Compressco Partners GP Inc. References to “TETRA” refer to TETRA Technologies, Inc. and TETRA’s controlled subsidiaries, other than us. References to “Compressco” refer to Compressco, Inc. and its controlled subsidiaries, other than us. References to “TETRA International” refer to TETRA International Incorporated and TETRA International’s controlled subsidiaries. References to “Compressco Partners Predecessor” or “our Predecessor” refer to the predecessor of Compressco Partners, L.P. for accounting purposes. As further described elsewhere in this Annual Report, our Predecessor consists of (1) all of the historical assets, liabilities and operations of Compressco, combined with (2) certain assets, liabilities and operations of TETRA International conducting wellhead compression-based production enhancement services and related well monitoring and automated sand separation services in Mexico. References to the “Offering” refer to the Partnership’s initial public offering of 2,670,000 common units representing limited partner interests in the Partnership (common units) at $20.00 per common unit completed on June 20, 2011 pursuant to a Registration Statement on Form S-1, as amended (File No. 333-155260) (the Registration Statement), initially filed on November 10, 2008 by the Partnership with the Securities and Exchange Commission (the SEC) pursuant to the Securities Act, including a prospectus regarding the Offering (the Prospectus) filed with the Commission on June 16, 2011 pursuant to Rule 424(b).

(ii)

PART I

Item 1. Business.

General

We are a provider of compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications and, in certain circumstances, well monitoring and sand separation services. We provide our services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region.

Over time, oil and natural gas wells exhibit declining pressure and production. Production enhancement technologies are designed to enhance daily production and total recoverable reserves. Our conventional compression-based production enhancement services are utilized to increase production by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our conventional applications include production enhancement for dry gas wells and liquid-loaded gas wells, and backside auto injection systems (“BAIS”) for liquid-loaded gas wells. Our unconventional applications are utilized primarily in connection with oil and liquids production and include vapor recovery and casing gas system applications. In certain circumstances, in connection with our primary production enhancement services, we also provide ongoing well monitoring services and automated sand separation services. While our conventional applications are primarily utilized with mature gas wells with low formation pressures, they are also effectively utilized on newer gas wells that have experienced significant production declines. Our field services are performed by our highly trained staff of regional service supervisors, optimization specialists, and field mechanics.

We design and manufacture most of the compressor units we use to provide our production enhancement services in a manufacturing facility that we own that is located in Oklahoma City, Oklahoma. Our manufacturing facility is currently capable of producing up to 80 new compressor units per month. Additionally, we lease a facility in Calgary, Alberta, Canada, where we complete the assembly of cold weather GasJack® units. In certain circumstances, we sell the compressor units we manufacture to customers.

We believe that the value, breadth, and quality of services that we provide to natural gas and oil producers gives us an advantage over our competitors who primarily provide only equipment and maintenance services without ongoing monitoring and optimization services. Additionally, our unconventional applications allow us to begin servicing well sites earlier and remain longer than our competitors who provide only conventional wellhead compression services. Our growth strategy includes expanding our existing businesses – through internal growth and acquisitions – domestically and internationally.

Our operations are organized into a single business segment. For financial information regarding our revenues, profits and losses, and total assets, see Note K –Geographic Information contained in the Notes to Consolidated Financial Statements in this Annual Report.

At the completion of our initial public offering in June, 2011, TETRA contributed to us substantially all of the business, operations, and related assets and liabilities of our Predecessor. As a result of the formation transactions that occurred in connection with the Offering, TETRA has a significant economic interest in us through its ownership of common units, subordinated units, and its indirect general partner interest that, as of December 31, 2012, represent an aggregate ownership interest in us of approximately 82.7%, as well as incentive distribution rights. As of December 31, 2012, common units held by the public represent approximately a 17.3% ownership interest in us.

A significant majority of our domestic services is performed by our wholly owned subsidiary Compressco Partners Operating, LLC, a limited liability company (our “Operating LLC”), pursuant to contracts that our legal counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code, or “qualifying income.” We do not pay U.S. federal income taxes on the portion of our business conducted by Operating LLC. Compressco Partners Sub, Inc., another wholly owned subsidiary of ours (our “Operating Corp”), conducts substantially all of our operations that our legal counsel has not concluded generate qualifying income, and it pays U.S. federal income tax with respect to such operations. We strive to ensure that all new domestic contracts are entered into  by our Operating LLC and generate qualifying income.

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

Products and Services

Compression Services

Our conventional applications include production enhancement for dry gas wells and liquid-loaded gas wells and BAIS. BAIS monitor tubing pressure to redirect gas flow into the casing annulus as needed to help gas wells unload liquids that hinder production. Our unconventional applications are used primarily for collecting hydrocarbon vapors that are a by-product of the oil production process (“vapor recovery”) and for reducing the casing pressure of pumping oil wells to enhance oil production (“casing gas systems”). In certain circumstances, we also provide ongoing well monitoring services and automated sand separation services in connection with our primary production enhancement services. Our service supervisors and field mechanics also provide lubrication services and maintenance services.

We typically target our conventional applications toward natural gas wells in our operating regions that produce between 30 thousand and 300 thousand cubic feet of natural gas per day (“Mcf/d”) and wells that produce less than 50 barrels per day (bpd) of fluids (in order to maximize our compressor units’ ability to separate fluids effectively), however, in some cases we can also provide our services on natural gas wells that produce 50 to 150 bpd of fluid.  We typically target our casing gas systems toward oil producing wells with casing pressures in excess of 40 pounds per square inch. Both our GasJack® and VJack™ units can be applied in conventional and unconventional applications as conditions dictate.

GasJack® Unit Fleet

We utilize our natural gas powered GasJack® compressors, or “GasJack® units,” to provide both conventional wellhead and unconventional compression services. Our GasJack® units increase gas production by reducing surface pressure, which allows wellbore fluids that can hinder gas flow to be carried to the surface. The fluids are separated from the gas and the fluids-free gas flows into the GasJack® unit, where it is compressed. The compressed gas is then cooled before being sent to the gas sales line. The separated fluids are either stored in an on-site customer-provided tank or injected into the gas sales line for separation downstream.

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

Our GasJack® units enable us to provide reliable service, and their compact size makes them easy to transport to the customer’s well site. We believe that our GasJack® unit is more fuel-efficient, produces lower emissions, and handles variable fluid conditions encountered in natural gas and oil wells more effectively, than the higher horsepower screw and reciprocating compressors utilized by many of our competitors. Our compact

GasJack® unit allows us to perform wellhead compression, fluids separation, and optional gas metering services all from one skid, thereby providing services that otherwise would generally require the use of multiple, more costly pieces of equipment as is done by many of our competitors. Our cold-weather GasJack® package is completely enclosed in an insulated and heated building. The building allows us to operate and provide routine maintenance in cold-weather environments.

We design and manufacture our GasJack® units to meet applicable customer and government regulatory health, safety, and environmental requirements. Certain of our GasJack® units are designed to meet Class 1 Division II electrical classification compliance. Each GasJack® unit operated in the European market must be “CE-certified.” A CE-certified GasJack® unit complies with the essential requirements of the relevant European health, safety, and environmental protection. Many components of our CE-certified GasJack® units are different from those used to manufacture our standard GasJack® units. Our cold weather GasJack® package is compliant with Canadian safety and environmental codes. We believe our ability to meet these varying requirements further differentiates us from our competitors and is important to our growing presence in European and Canadian markets.

VJack™ Unit Fleet

We utilize our electric VJack™ compressors, or “VJack™ units,” to provide our production enhancement services on wells where electric power is available, which is typically in areas with larger, mature oil fields, such as the Permian Basin in West Texas, the Texas Panhandle, and New Mexico, and in environmentally sensitive markets, such as California. Our VJack™ unit provides production uplift with zero engine-driven emissions, and we believe it requires significantly less maintenance than a natural gas powered compressor. Our VJack™ unit is designed for vapor recovery applications (to capture gas vapors emitted from storage tanks after production and to reduce storage tank pressures) and casing gas system applications on oil wells (to reduce pressures caused by casing head gas in oil wells with pumping units). Based on GasJack® unit technology, the VJack™ unit is capable of full wellbore stream production and can handle up to 50 bpd of liquids on a standard skid package.

Our GasJack® and VJack™ compressor units are mounted on steel skids (standard compressor units are on a 4 foot by 12 foot skid and weigh 4,750 lbs., while cold weather units are on an 8.5 foot by 15.5 foot skid and, including the surrounding enclosure, weigh 12,000 lbs). This allows us to easily and efficiently move compressor units on a semi-trailer truck, on a trailer hauled by a standard pickup truck, or by ship. Both our GasJack® and VJack™ compressor units can be utilized in conventional and unconventional applications.

Compression Services Contract Terms

A significant portion of the compression services we perform are conducted pursuant to services contracts that our counsel has concluded will generate qualifying income that is not subject to federal income taxes. Under our services contracts, we are responsible for providing our services in accordance with the particular specifications of a job. As owner and operator, we are responsible for operating and maintaining the equipment we use to provide our services. Our domestic services contracts typically have an initial term of one month and, unless terminated by us or our customers with 30-days notice, continue on a month-to-month basis thereafter. We charge our customers a fixed monthly fee for the services specified in each service order under the contract. If the level of services we provide falls below certain contractually specified percentages, other than as a result of factors beyond our control, our customers are generally entitled, upon request, to limited credits against our service fees. To date, these credits have been insignificant as a percentage of revenue.

We generally own the equipment we use to provide services to our customers, and we bear the risk of loss to this equipment to the extent not caused by (i) a breach of certain obligations of the customer, primarily involving the service site and the fuel gas being supplied to us, or (ii) an uncontrolled well condition. Utilizing our ePumper® system, a state-of-the-art SCADA satellite telemetry-based reporting system, we remotely monitor, in real time, whether our services are being continuously provided at each domestic well site. The ePumper® system has been instrumental in improving the response time of our field personnel and, consequently, reducing well downtime and increasing production for our customers.

As owner of the equipment, we are obligated to pay ad valorem taxes levied on the equipment and related insurance expenses, and we cannot seek reimbursement for such taxes and expenses from our customers.

Other Services

Well Monitoring and Automated Sand Separation Services

In certain circumstances, in connection with our primary production enhancement services, we also provide ongoing well monitoring services and automated sand separation services. Our well monitoring services consist of ongoing testing and evaluation of wells to determine how our wellhead compression services are optimizing the production from a well. We utilize well-testing equipment to gather well data that our personnel analyze to determine the expected production uplift that may be achieved by the provision of our wellhead compression services on the well, as well as to determine the optimal way to utilize our wellhead compression services to provide for maximum production uplift. These services allow well operators to make informed decisions about how to maximize the production from a well.

We utilize an automated sand separator, which is a high-pressure vessel with automated valve operation functions, at the well to remove solids that would otherwise cause abrasive wear damage to production enhancement and other equipment that is installed downstream and inhibit production from the well. The solids removed in this automated process are collected in tanks for later disposal by the operator.

Argentina Early Production Facility Services

We also provide early production services (“EPS”) to a customer in Argentina. TETRA paid the costs and expenses associated with the preparation and submission of the bid and the engineering, fabrication, installation, and mobilization of equipment necessary to provide EPS to this customer.  We provide ongoing EPS to the customer through a subcontract with TETRA. We also rent the related equipment from TETRA under a separate rental agreement. Under our agreement with TETRA, TETRA bears all of the risk associated with the EPS customer contract, and we net a defined portion of the revenues generated under the EPS contract.

Sales of Compressors and Parts

In certain circumstances, we sell the compressor units we manufacture and related parts to customers.

Sources of Raw Materials

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

Some of the components used in our compressor units are obtained from a single supplier or a limited group of suppliers. Our reliance on these suppliers involves several risks, including a potential inability to obtain an adequate supply of required components in a timely manner. We do not have long-term contracts with these suppliers. If we experience unexpected unavailability of these components, we believe that there are adequate alternative suppliers and that any adverse impact would not be material.

Market Overview and Competition

Customers

We provide our production enhancement services to a broad base of natural gas and oil producers throughout most of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe and the Asia-Pacific region.

While most of our domestic services are performed in the San Juan Basin, Permian Basin, and Mid-Continent region of the United States, we also have a substantial presence in other U.S. producing regions, including the Ark-La-Tex region, North Texas, South Texas, Central and North Rockies, and California. Although we have historically focused on serving customers with production in mature conventional fields, we also service customers in some of the largest and fastest growing unconventional shale fields in the United States, including the Eagle Ford, Bakken, Cotton Valley, Barnett, Fayetteville, Woodford, Piceance, and Marcellus basins. We continue to seek opportunities to further expand our operations into other regions.To provide our customers with flexibility, generally our agreements may be terminated upon 30 days’ notice. We charge a monthly fee for our services under our services contracts. We typically provide a low-cost two-week trial of our production enhancement services, which allows our customers to confirm the effectiveness of our services prior to entering into a service contract. Although we enter into short-term contracts and have added a significant number of new customers over the last few years, many of our largest customers have been with us for over five years. Our five largest customers for the year ended December 31, 2012, were Petróleos Mexicanos (PEMEX), BP, Anadarko, Devon Energy, and Apache. These five customers accounted for approximately 26.0%, 10.2%, 3.2%, 2.8% and 2.7% of our revenues, respectively, for year ended December 31, 2012. The loss of all or even a portion of the services we provide to these customers could have a material adverse affect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

Competition

The wellhead compression-based production enhancement services business is highly competitive. The primary competition for our production enhancement services comes from companies that utilize packages consisting of a screw compressor with a separate engine driver or a reciprocating compressor with a separate engine driver. Our strategy is to compete on the basis of superior services at prices competitive with these companies. To a lesser extent, we face competition from large national and multinational companies with greater financial resources than ours. While these large companies have traditionally focused on higher-horsepower natural gas gathering and transportation equipment and services and have represented limited competition, one or more of these companies could elect to compete in the wellhead compression-based production enhancement services business segment. In addition, our competitors include plunger lift and other artificial lift service providers and companies engaged in leasing compressors and other equipment.

Many of our competitors attempt to compete on the basis of price. We believe our pricing has proven to be competitive because of the significant increases in the value that results from use of our services, our superior customer service, highly trained field personnel, and the quality of the compressor units we use to provide the services.

Other Business Matters

Marketing and Distribution

We utilize various marketing strategies to promote our services. Central to our marketing efforts is our emphasis on performing analysis of well data of potential customers. Our engineering staff primarily targets geologic basins with reservoir characteristics that are known to be responsive to our technology and analyzes publicly available production data to identify wells within those basins that we believe could benefit from our production enhancement services. We proactively market to producers in these basins. We believe this strategy of performing well data analyses and approaching producers with targeted solutions increases our marketing and application success rates and further differentiates us from our competitors.

Our marketing representatives attempt to build close working relationships with our existing and potential customers and educate them about our services by scheduling personal visits and consultations, hosting and attending various production enhancement-focused tradeshows and conferences, and participating in industry organizations, such as the Independent Petroleum Association and the Society of Petroleum Engineers. We often sponsor and make presentations at industry events that are targeted to production managers, compression specialists, and other related decision makers. Our marketing representatives also use these marketing opportunities to promote our value-added service initiatives, such as the use of our ePumper® SCADA satellite telemetry-based system, our well site optimization program, and our call center.

Backlog

Our backlog is not indicative of our estimated future revenues, because a majority of our services and products either are not provided or sold under long-term contracts or do not require long lead times to procure or deliver.

Employees

As of December 31, 2012, our general partner and certain of our subsidiaries had an aggregate of 286 full-time employees who provide services to conduct our operations. Our general partner’s domestic employees and our employees in Canada are not subject to a collective bargaining agreement. Under an omnibus agreement with TETRA, certain employees of TETRA and its affiliates also provide services to our general partner, us, and our subsidiaries, and we reimburse TETRA for these services. Our employees in Argentina are subject to a collective bargaining agreement. The employees of TETRA who provide services to us in Mexico are subject to numerous collective labor agreements. We believe that our general partner and our applicable subsidiaries have good relations with these employees, and we have not experienced work stoppages in the past.

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

The Clean Air Act and implementing regulations and comparable state laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our GasJack® units and require us to meet more stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008. In addition, the Environmental Protection Agency, or “EPA”, issued regulations in April 2012 that require the reduction of emissions of volatile organic compounds, air toxics and methane, a greenhouse gas, at certain oil and gas operations. We are not currently aware of material impacts to our operations associated with these rules.

The EPA has determined that greenhouse gases (“GHGs”) present an endangerment to public health and the environment because, according to the EPA, they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of greenhouse gases, including air emissions associated with oil and gas production particularly as they relate to the hydraulic fracturing of natural gas wells. In addition, the EPA has issued regulations requiring the reporting of greenhouse gas emissions from certain sources which include onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities. Reporting of greenhouse gas emissions from such facilities is required on an annual basis, as reporting began in 2012 for emissions occurring in 2011. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA or state environmental agencies from implementing the rules. Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources.

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

RCRA and implementing regulations and state laws and regulations address the management and disposal of solid and hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer, and disposal of wastes including, but not limited to, used oil, antifreeze, filters, sludges, and paint, solvents and sandblast materials. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. We believe we are in compliance with these requirements, as applicable.

CERCLA and comparable state laws and regulations impose strict, joint, and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of such hazardous substances released at a site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies.

We believe that we have properly disposed of all historical waste streams and we have no outstanding liability regarding any past waste handling or spill activities; however, there is always the possibility that future spills and releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment could cause us to become subject to remediation costs and liabilities under CERCLA, RCRA, or other environmental laws. The costs and liabilities associated with the future imposition of remedial obligations could have the potential for a material adverse effect on our operations or financial position.

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

Our operations outside the United States are subject to various foreign governmental laws and regulations relating to the environment, health and safety, and other regulated activities in the countries in which we operate. We believe that our operations are in substantial compliance with existing foreign governmental laws and regulations.

Related Party Agreements

Under our Omnibus Agreement with TETRA, which we entered into on June 20, 2011, in connection with the completion of the Offering, our general partner provides all personnel and services reasonably necessary to manage our operations and conduct our business, other than in Mexico and Argentina, and certain of TETRA’s Latin American subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American business. In addition, under the Omnibus Agreement, TETRA provides corporate and general and administrative services requested by our general partner including, without limitation, certain legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Pursuant to the Omnibus Agreement, we reimburse our general partner and TETRA for services they provide to us. We may sometimes refer herein to the personnel of our general partner and TETRA providing services for the conduct of our business as “our personnel” or other similar references.

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

Under the Omnibus Agreement, we or TETRA may, but neither of us is under any obligation to, sell, lease, or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired, in such amounts, upon such conditions and for such periods of time, as may be mutually agreed upon by TETRA and our general partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA may purchase newly fabricated equipment from us at a negotiated price provided that such price may not be less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof.

The Omnibus Agreement (other than the indemnification obligations contained therein) will terminate upon the earlier to occur of (i) a change of control of the general partner or TETRA or (ii) the third anniversary of the Offering, unless we, our general partner, or TETRA decide to extend the term of the Omnibus Agreement.

In addition to the Omnibus Agreement, we have entered into other operational agreements with TETRA. For a more comprehensive discussion of the Omnibus Agreement and other agreements we have entered into with TETRA, please see “Item 13 – Certain Relationships and Related Transactions, and Directly Independence.”

Item 1A. Risk Factors.

Forward-Looking Statements

Some information included in this report, other materials filed or to be filed with the SEC, as well as information included in oral statements or other written statements made or to be made by us contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements which represent our expectations or beliefs concerning future events that involve risks and uncertainties. When used herein, the words “assume,” “may,” “will,” “should,” “goal,” “anticipate,” “expect,” “estimate,” “could,” “believes,” “seeks,” “plans,” “intends,” “projects” or “targets” and similar expressions that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

•         the prices, demand for, and production of natural gas;

•         our ability to make cash distributions to holders of our common units at the minimum quarterly distribution rate under our cash distribution policy;

•         our dependency on significant customers, including PEMEX;

•         budgetary constraints and ongoing violence in Mexico;

•         the volatility of sales of compressor units;

•         the levels of competition we encounter;

•         economic and operating conditions that are outside our control, including changes in the global economic environment;

•         complexities involving our growth in foreign countries;

•         our ability to retain management and personnel;

•         foreign currency and interest rate risks;

•         our dependency on particular suppliers;

•         restrictions and growth limitations as a result of our revolving credit facility and the availability of financing;

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

Our production enhancement services operations are significantly dependent upon the demand for, and production of, natural gas in the various domestic and international locations in which we operate. Natural gas production and consumption may be affected by, among other factors, natural gas prices, weather, demand for energy, and availability of alternative energy sources. Natural gas prices were volatile in 2012, with Henry Hub prices ranging from a high of $3.77 per million British thermal units, or “MMBtu,” in November 2012 to a low of $1.82 per MMBtu in April 2012. The Henry Hub price for natural gas as of December 31, 2012 was $3.43 per MMBtu. Seasonality and the amount of natural gas in storage play a prominent role in natural gas prices. From time to time, in certain of our domestic operating regions, wellhead prices are substantially lower than Henry Hub prices. A substantial reduction in domestic and Canadian natural gas prices could result in a decline in the demand for our domestic or Canadian conventional production enhancement services, which would reduce our cash available for distribution. In addition, natural gas production from newly developed shale plays continues to increase the amount of natural gas in storage, which tends to depress natural gas prices. While foreign prices of natural gas have historically been higher than domestic prices, foreign prices are also subject to volatility.

While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. In certain markets in which we operate, lower natural gas prices have resulted in increased pressure to lower the pricing for our services, which has had a negative impact on our related revenues. Historically, when natural gas prices have declined, an increased number of our domestic and Canadian conventional services customers have terminated their service contracts with us. A sustained decrease in the price of natural gas may again cause customers to cease production of natural gas, or “shut in” natural gas wells. If customers shut in wells due to a decline in natural gas prices, or any other reason, demand for our services may decline.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of any debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units at the current quarterly distribution rate.

Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements, and future cash distributions to our unitholders. Further, our debt instruments contain restrictions on our ability to pay distributions. We may not have sufficient available cash each quarter to enable us to make cash distributions at the current quarterly distribution rate under our cash distribution policy, or any distribution at all. The amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter-to-quarter based on, among other things, the risks described in this section and also upon:

•         our revenues;

•         our operating costs and expenses;

•         capital expenditures we make;

•         fluctuations in our working capital requirements, including the timing of collection of receivables; and

•         our debt service requirements and other liabilities.

During 2012, costs of fuel, field labor, maintenance, repair, and refurbishment increased. Many of those costs have been volatile and may continue to be volatile or increase in the future. To the extent our efforts to contain these costs are not successful, our generation of operating cash flows to fund our quarterly distribution will be negatively affected.

We have five customers that collectively accounted for approximately 44.9% of our 2012 revenues. Our services are provided to these customers pursuant to short-term contracts, which are typically cancellable with 30-days notice. The loss of any of these significant customers would result in a decline in our revenue and cash available to pay distributions to our unitholders.

Our five most significant customers collectively accounted for approximately 44.9% of our 2012 revenues. Therefore, our loss of a single significant customer may have a greater effect on our financial results than it would on a company with a more diverse customer base. Our five largest customers for the year ended December 31, 2012, were PEMEX, BP, Anadarko, Devon Energy, and Apache. These five customers accounted for approximately 26.0%, 10.2%, 3.2%, 2.8% and 2.7% of our revenues, respectively, for the year ended December 31, 2012. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

The majority of our business in Mexico is performed for PEMEX and, due to our dependence on PEMEX as our primary customer, any cutbacks by the Mexican Government on PEMEX’s annual spending budget could adversely affect our business, financial condition, results of operations, and cash flows.

The majority of our business in Mexico is performed for PEMEX. For the years ended December 31, 2012 and 2011, PEMEX accounted for approximately 26.0% and 14.3% of our revenues, respectively, and a substantial portion of our cash flows. No work or services are required to be ordered by PEMEX under our contracts with PEMEX. PEMEX is a decentralized public entity of the Mexican Government, and, therefore, the Mexican Government controls PEMEX, as well as its annual budget, which is approved by the Mexican Congress. The Mexican Government may cut spending in the future. These cuts could adversely affect PEMEX’s annual budget and, thus, its ability to engage us or compensate us for our services. As a result, our business, financial condition, results of operations, and cash flows could be negatively affected.

Under the Ley de Petróleos Mexicanos (the “PEMEX Law”), PEMEX has authority to contract through an auction process with third parties for the exploration, development, and production of hydrocarbons. Our existing contracts with PEMEX have durations of up to two years, and, when these contracts with PEMEX expire, we may be required to participate in an open auction to renew them. Any failure by us to renew our existing contracts with PEMEX or renew them on favorable terms could materially adversely affect our business, financial condition, results of operations, and cash flows.

PEMEX has authority to contract through an auction process with third parties for the exploration, development, and production of hydrocarbons. The PEMEX Law permits three types of contracting: contracts resulting from open auctions or invitation-only auctions with at least three invitees, or direct contracting. To utilize an invitation-only auction or a direct contract, PEMEX must provide written justification as to why the specific circumstances of the proposed service contract require less than an open auction. Additionally, open auctions must conform with one of three selected bidder models: either all bidders must be Mexican entities, all bidders must be Mexican entities or foreign entities whose countries of origin are parties to free trade agreements with Mexico that include sections related to governmental procurement, or bidders may be of any national origin. PEMEX may only select the third option if PEMEX determines that either (i) the Mexican market cannot adequately meet the needs of the contract, (ii) the third option would be better for PEMEX in terms of price or quality, (iii) the second bidder model was attempted but was unsuccessful, or (iv) the contracts are financed by certain legally required types of foreign loans. In addition, under the PEMEX Law, there may be other qualifications that must be met by bidding service providers. Bidders must meet and maintain all required qualifications at the time of bidding and throughout the term of the contract.

Our existing contracts with PEMEX have durations of up to two years, and, when they expire, we may be required to participate in an open auction to renew them. Certain of our existing PEMEX contracts, which represent a majority of the revenue derived from PEMEX during 2012, were extended in the fourth quarter of 2012. We expect that we will be required to bid on new contracts covering these activities during the second quarter of 2013. Any failure by us to renew our existing contracts with PEMEX or renew them on favorable terms could adversely affect our business, financial condition, results of operations, and cash flows.

We face competition that may cause us to lose market share and harm our financial performance.

The production enhancement services business is highly competitive. Primary competition for our production enhancement services business comes from various local and regional companies that utilize packages consisting of a screw compressor with a separate engine driver or a reciprocating compressor with a separate engine driver. These local and regional competitors tend to compete with us on the basis of price rather than equipment specifications. To a lesser extent, we face competition from large national and multinational companies with greater financial resources than ours. While these companies have traditionally focused on higher-horsepower natural gas gathering and transportation equipment and services and have represented limited competition to-date, one or more of these companies could elect to compete in the wellhead compression-based production enhancement services business segment. In addition, our competitors include plunger lift and other artificial lift service providers and companies engaged in leasing compressors and other equipment. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. Our competitors could substantially increase the resources they devote to the development and marketing of competitive services, develop more efficient production enhancement equipment, or decrease the price at which they offer their services. In addition, our customers may elect to purchase their own production enhancement equipment in lieu of using our production enhancement services. Any of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition, and ability to make cash distributions to our unitholders.

Our future growth and success will depend upon a number of factors, some of which we cannot control.

Our growth strategy includes both internal growth and growth through acquisitions. Our future growth and success will depend upon a number of factors that are outside of our control. These factors include our ability to:

•         attract new customers;

•         maintain our existing customers and maintain or expand the level of services we provide to them;

•         recruit, train, and retain qualified field services and other personnel;

•         increase the scale of our compressor unit manufacturing operations;

•         identify and consummate acquisitions of complimentary or similar operations on favorable terms, including those compatible with our tax efficient structure; and

•         obtain required financing for our future operations and expansion.

Failure in any of these areas could adversely affect our ability to execute our growth strategy.

Operating cash flows from the sale of compressor units are volatile due to the limited circumstances in which we sell our compressor units.

In certain prior years, a significant portion of our revenues was derived from the sales of compressor units. During 2012, we reported revenues of approximately $6.3 million from the sale of compressor units and parts.  During 2011, revenues from the sales of compressors and parts were $13.2 million, primarily related to compressor unit sales to two customers. Unlike compression-based services, sales of compressor units are generally nonrecurring. The demand to purchase our compressor units is also affected by several factors, including the price of natural gas and the level of capital spending by our customers. A change in our business strategy or any of these factors could cause cash flows from the sale of compressor units to increase or decrease materially.

Changes in the global economic environment could adversely affect our business.

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

Our ability to manage and grow our business effectively and provide quality production enhancement services to our customers may be adversely affected if our general partner loses its management or is unable to retain trained personnel.

We rely primarily on the executive officers and directors of our general partner to manage our operations and make decisions on our behalf. Our ability to provide quality production enhancement services depends upon our general partner’s ability to hire, train, and retain an adequate number of trained personnel. The departure of any of our general partner’s executive officers could have a significant negative effect on our business, operating results, financial condition, and our ability to compete effectively in the marketplace. We operate in an industry characterized by highly competitive labor markets, and, similar to many of our competitors, we have experienced high employee turnover in certain regions. It is possible that our labor expenses could increase if there is a shortage in the supply of skilled regional service supervisors and other service professionals. Our general partner may be unable to maintain an adequate skilled labor force necessary for us to operate efficiently and to support our growth strategy. Failure to do so could impair our ability to operate efficiently and to retain current customers and attract prospective customers, which could cause our business to suffer materially. Additionally, increases in labor expenses may have an adverse impact on our operating results and may reduce the amount of cash available for distribution to our unitholders.

Our operations in, and expansion of operations into, foreign countries exposes us to additional regulations.

We have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region. A portion of our expected future growth includes expansion throughout certain countries in these regions. Foreign operations carry special risks. Our operations in the countries in which we currently operate and those countries in which we may operate in the future, could be adversely affected by:

•         government controls and actions, such as expropriation of assets and changes in legal and regulatory environments;

•         import and export license requirements;

•         political, social, or economic instability;

•         trade restrictions;

•         changes in tariffs and taxes;

•         restrictions on repatriating foreign profits back to the United States; and

•         the impact of anti-corruption laws.

If we violate any licensing, tariff, customs, or tax reporting requirements, significant administrative, civil, and criminal penalties could be assessed on us. In addition, foreign governments and agencies often establish permit and regulatory standards different from those in the U.S. If we cannot obtain foreign regulatory approvals or cannot obtain them when we expect, our growth and profitability from international operations could be adversely affected.

Escalating security disruptions in regions of Mexico served by us could adversely affect our Mexican operations, and, as a result, the levels of revenue and operating cash flow from our Mexican operations could be reduced.

During the past several years, incidents of security disruptions throughout many regions of Mexico have increased. Drug-related gang activity has grown in Mexico. Certain incidents of violence have occurred in regions served by us and have resulted in the interruption of our operations, and these interruptions could continue or increase in the future. To the extent that such security disruptions continue or increase, our operations will continue to be affected, and the levels of revenue and operating cash flow from our Mexican operations could be reduced.

We do not use financial instruments to minimize our exposure to changes in currency exchange rates. Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.

Because we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region, a significant portion of our business is conducted in foreign currencies. Because we do not use financial instruments to minimize our exposure to changes in currency exchange rates, we are exposed to currency exchange rate fluctuations that could have an adverse effect on our results of operations. If a foreign currency weakened significantly, we would be required to convert more of that foreign currency to U.S. dollars to satisfy our obligations, which would cause us to have less cash available for distribution. A significant strengthening of the U.S. dollar could result in an increase in our financing expenses and could materially affect our financial results under U.S. generally accepted accounting principles (U.S. GAAP). Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. Most of our billings under the contracts with PEMEX and other clients in Mexico are in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos. In addition, future contract awards with PEMEX may require us to bill a larger portion of our revenues in Mexican pesos, which would expose us to additional foreign currency exchange rate risks.

As a result of the above, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. A material increase in the value of the Mexican peso relative to the U.S. dollar would adversely affect our cash flows and net income. In addition, for our significant operations in Canada, where the local currency is the functional currency under U.S. GAAP, all U.S. dollar-denominated monetary assets and liabilities, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, long-term debt and capital lease obligations, are revalued and reported based on the prevailing exchange rate at the end of the reporting period. This revaluation may cause us to report significant foreign currency exchange gains and losses in certain periods.

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

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders, and value of our units.

We have entered into a revolving credit facility with a borrowing capacity of up to $20.0 million, subject to borrowing base requirements. We are dependent upon the earnings and cash flow generated by our operations to meet our debt service obligations. Our payment of principal and interest on our debt will reduce cash available for distribution on our units. In addition, the operating and financial restrictions and covenants contained in the revolving credit facility and any other future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders and our ability to borrow under the revolving credit facility to fund distributions (if we elected to do so). For example, the revolving credit facility could restrict our ability to, among others:

•         incur additional debt or issue guarantees;

•         incur or permit certain liens to exist;

•         make negative pledges;

•         pay dividends or make other distributions;

•         make certain loans, investments, acquisitions, or other restricted payments;

•         modify certain material agreements;

•         dispose of assets outside the ordinary course of business, including the issuance and sale of capital stock of our subsidiaries;

•         enter into sale-leaseback transactions;

•         enter into swap agreements;

•         engage in certain types of transactions with affiliates; and

•         merge, consolidate, or transfer all or substantially all of our assets.

The revolving credit facility also restricts our ability to pay distributions upon the occurrence of the following events, among others:

•         failure to pay principal, interest, or any other amount when due;

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

•         certain Employee Retirement Income Security Act of 1974, or ERISA, events;

•         material court judgments ordered against us; and

•         a change of control.

Furthermore, the revolving credit facility contains covenants requiring us to maintain an interest coverage ratio of not less than 2.5 to 1.0, calculated on a quarterly basis for the trailing twelve-month period whenever availability is less than $5 million. The revolving credit facility provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility. Our ability to comply with the covenants and restrictions contained in the revolving credit facility may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we were unable to comply with any such covenant restrictions in any quarter, our ability to make distributions to unitholders would be curtailed.

A failure to comply with the provisions of the revolving credit facility could result in an event of default. Upon a default, unless waived, the lender under the revolving credit facility would have all remedies available to a secured lender and could elect to terminate its commitments, cease making further loans, cause its loans to become due and payable in full, institute foreclosure proceedings against our or our subsidiaries’ assets, and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment.

We may be unable to grow successfully through future acquisitions or to successfully manage future growth, and we may not be able to achieve the expected benefits of and integrate the businesses we may acquire effectively, which may impact our operations and limit our ability to increase distributions to our unitholders.

From time to time, we may choose to make business acquisitions to pursue market opportunities, increase our existing capabilities and expand into new areas of operations. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not achieve the expected benefits of or be successful in integrating any future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of attention from our general partner’s personnel. Even if we are successful in integrating future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expect from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making acquisitions or causing us to refrain from making acquisitions. Our inability to make acquisitions or to achieve the expected results of and integrate successfully future acquisitions into our existing operations may impact our operations and limit our ability to increase distributions to our unitholders.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2012, we have $10.1 million outstanding under the revolving credit facility, and we may incur significant additional indebtedness in the future. Our level of indebtedness could have important consequences to us, including the following:

•         our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including acquisitions), or other purposes, may be impaired or such financing may not be available on favorable terms;

•         covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•         we will need a portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, distributions to unitholders, and future business opportunities;

•         we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•         our flexibility in responding to changing business and economic conditions may be affected.

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

We are exposed to interest rate risk with regard to our indebtedness.

Our revolving credit facility consists of floating rate borrowings that bear interest at an agreed upon percentage rate spread above LIBOR. As of December 31, 2012, we have $10.1 million outstanding under the revolving credit facility. Accordingly, our cash flows and results of operations could be subject to interest rate risk exposure associated with the level of the variable rate debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

Our ability to grow in the future is dependent on our ability to access external expansion capital.

We distribute to our unitholders all of our available cash after paying expenses and establishing prudent operating reserves. As of December 31, 2012, our total cash balance was $13.0 million. When our cash balances have been depleted, we expect that we will rely primarily upon external financing sources, including borrowings and the issuance of debt and equity securities, to fund expansion capital expenditures. To the extent we are unable to efficiently finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional partnership units in connection with other expansion capital expenditures, the payment of distributions on those additional partnership units may increase the risk that we will be unable to maintain or increase our per common unit distribution level. There are no limitations in our partnership agreement or our revolving credit agreement on our ability to issue additional partnership units, including partnership units ranking senior to the common units. The incurrence of borrowings or other debt by us to finance our growth strategy would result in interest expense, which in turn would affect the available cash that we have to distribute to our unitholders.

The credit and risk profile of TETRA could adversely affect our business and our ability to make distributions to our unitholders.

The credit and business risk profile of TETRA could adversely affect our ability to incur indebtedness in the future or obtain a credit rating, as credit rating agencies may consider the leverage and credit profile of TETRA and its affiliates in assigning a rating because of their control of us, their performance of administrative functions for us, our close operational links, and our contractual relationships. Furthermore, the trading price of our common units may be adversely affected by financial or operational difficulties or excessive debt levels at TETRA. In addition, if TETRA’s ownership of our general partner is pledged to TETRA’s lenders, then there is a risk that control over our general partner could be transferred to TETRA’s lenders in the event of a default.

We may be unable to negotiate extensions or replacements of our contracts with our domestic customers, which are generally cancellable on 30-days notice, which could adversely affect our results of operations and cash available for distribution to our unitholders.

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

We are subject to federal, state, local, and foreign laws and regulatory standards, including laws and regulations regarding the discharge of materials into the environment, emission controls, and other environmental protection and occupational health and safety concerns. Environmental laws and regulations may, in certain circumstances, impose strict and joint and several liability for environmental contamination, rendering us liable for remediation costs, natural resource damages, and other damages resulting from our ownership of property or conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage, and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could adversely affect our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations, may result in the imposition of administrative, civil and criminal penalties, and the issuance of injunctions delaying or prohibiting operations.

The EPA is performing a study of the environmental impact of hydraulic fracturing, a process used by the U.S. oil and gas industry in the development of certain oil and gas reservoirs. Specifically, the EPA is reviewing the impact of hydraulic fracturing on drinking water resources and has published proposed guidance for the permitting of hydraulic fracturing using diesel fuels. Certain environmental and other groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. We cannot predict whether any federal, state, or local laws or regulations will be enacted regarding hydraulic fracturing, and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on oil and gas operators through the adoption of new laws and regulations, the domestic demand for our services in areas in shale reservoir markets could be decreased.

We routinely deal with natural gas, oil, and other petroleum products. Hydrocarbons or other hazardous wastes may have been disposed on wellhead sites used by us to provide production enhancement services or to store inactive GasJack® units or on or under other locations where wastes have been taken for disposal. These properties may be subject to investigatory, remediation, and monitoring requirements under foreign, federal, state, and local environmental laws and regulations.

The modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also adversely affect oil and natural gas exploration and production, which in turn could have an adverse effect on us.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas our customers produce, while the physical effects of climate change could disrupt production and cause us to incur costs in preparing for or responding to those effects.

The EPA has determined that greenhouse gases present an endangerment to public health and the environment because, according to the EPA, they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of greenhouse gases, including air emissions associated with oil and gas production particularly as they relate to the hydraulic fracturing of natural gas wells. In addition, the EPA has issued regulations requiring the reporting of greenhouse gas emissions from certain sources, including petroleum refineries and certain oil and gas production facilities, on an annual basis.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Further, Congress has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our production enhancement services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and cause us to incur costs in preparing for or responding to those effects.

TETRA and its affiliates are not limited in their ability to compete with us, which could cause conflicts of interest and limit our ability to acquire additional assets or businesses, which in turn could adversely affect our results of operations and cash available for distribution to our unitholders.

Neither our partnership agreement nor the omnibus agreement between TETRA and us prohibits TETRA and its affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. TETRA currently provides some compression-based production enhancement services for PEMEX in Mexico and could choose to further compete with us for certain services for PEMEX in Mexico. In addition, TETRA and its affiliates may acquire compression-based services businesses or assets in the future, without any obligation to offer us the opportunity to purchase any of that business or those assets. TETRA has significantly greater financial resources than we do, which may make it more difficult for us to compete with TETRA with respect to commercial activities as well as for acquisitions candidates. As a result, competition from TETRA could adversely affect our results of operations and cash available for distribution.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations are subject to inherent risks such as vehicle accidents, equipment defects, malfunction and failures, and natural disasters that can result in uncontrolled flows of gas or well fluids, fires, and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution, and other environmental damages. Our insurance may be inadequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future, or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations, and financial condition could be adversely affected. In addition, we do not maintain business interruption insurance. Please read “Health, Safety, and Environmental Affairs Regulations” for a description of how we are subject to federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and environment.

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

In connection with the Offering, our Predecessor contributed approximately $72.2 million of goodwill to us. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Any event that causes a further reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of goodwill. If we determine that any of our remaining balance of goodwill is impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt to total capitalization.

The employees conducting our operations in Mexico are party to collective labor agreements, and a prolonged work stoppage of our operations in Mexico could adversely impact our revenues, cash flows and net income.

The personnel conducting our operations in Mexico are subject to eleven collective labor agreements, one of which expired on December 31, 2012, and is currently being renegotiated. The ten remaining collective labor agreements consist of “evergreen” contracts that have no expiration date and whose terms remain in full force and effect from year-to-year, unless the parties agree to negotiate new terms. The employees subject to these “evergreen” agreements may, however, request a renegotiation of their employee compensation terms on an annual basis or a renegotiation of the entire agreement on a biannual basis, although we are not required to honor any such request. We have not experienced work stoppages in the past, but cannot guarantee that we will not experience work stoppages in the future. A prolonged work stoppage could adversely impact our revenues, cash flows, and net income.

Risks Inherent in an Investment in Us

Our partnership agreement requires us to distribute all of the available cash that we generate each quarter after paying expenses and establishing prudent operating reserves, which could limit our ability to grow.

Our partnership agreement requires us to distribute all of the available cash we generate each quarter. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders. As a result, our general partner relies primarily upon external financing sources, including commercial bank borrowings, the issuance of debt and equity securities, as well as cash flows from operations to a certain extent, to fund our expansion capital expenditures. To the extent that we are unable to finance growth externally, this requirement significantly impairs our ability to grow. In addition, also as a result of this requirement, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent that we issue additional units in connection with any expansion capital expenditures, the payment of distributions on those additional units will decrease the amount we distribute on each outstanding unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that we have to distribute to our unitholders.

TETRA controls us and our general partner, which has sole responsibility for conducting our business and managing our operations. TETRA has conflicts of interest, which may permit it to favor its own interests to our unitholders’ detriment.

TETRA controls us and our general partner. Some of our general partner’s directors are directors of TETRA or its affiliates that own our general partner. Therefore, conflicts of interest may arise between TETRA and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of TETRA and its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•         neither our partnership agreement nor any other agreement requires TETRA to pursue a business strategy that favors us. The directors and officers of TETRA and its affiliates have a fiduciary duty to make these decisions in the best interests of TETRA, which may be contrary to our interests;

•         our general partner controls the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and TETRA, on the other hand, including provisions governing administrative services, acquisitions, and non-competition provisions;

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

•         our general partner will determine the amount and timing of asset purchases and sales, capital expenditures, borrowings, repayment of indebtedness, and issuances of additional partnership interests, each of which can affect the amount of cash that is available for distribution to our common unitholders;

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

•         our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions, or to accelerate the expiration of the subordination period;

•         our partnership agreement permits us to distribute up to $15 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings, or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

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

•         our general partner decides whether to retain separate counsel, accountants, or others to perform services for us; and

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

Our reliance on TETRA for certain general and administrative support services and our limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition, and ability to make cash distributions to our unitholders. Cost reimbursements due to our general partner and its affiliates for services provided, which will be determined by our general partner, will be substantial and will reduce our cash available for distribution to our unitholders.

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

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and will retain its then-current general partner interest. The number of common units to be issued to our general partner will equal the number of common units that would have entitled the holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such reset. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors. The board of directors of our general partner will be chosen indirectly by TETRA through its subsidiary that is the sole shareholder of our general partner. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Due to these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot remove our general partner without its consent.

Our unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 11, 2013, TETRA, which indirectly owns our general partner, owns 82.0% of our aggregate outstanding common and subordinated units. In addition, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

Our partnership agreement does not limit the number of additional partnership units that we may issue at any time without the approval of our unitholders. In addition, we may issue an unlimited number of partnership units that are senior to the common units in right of distribution, liquidation, or voting. Our general partner also has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and will retain its then-current general partner interest.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of TETRA or its subsidiaries from transferring all or a portion of its indirect ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and executive officers of our general partner with its own choices and thereby influence the decisions taken by the board of directors and executive officers.

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

As of March 11, 2013 our general partner and its affiliates hold an aggregate of 6,432,588 common units and 6,273,970 subordinated units. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Sales by affiliates of our general partner (including TETRA) or other holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Under our agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Our general partner has a limited call right that may require our unitholders to sell common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of March 11, 2012, our general partner and its affiliates own an aggregate of 82.0% of our common and subordinated units.

Our unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Our unitholders could be liable for any and all of our obligations as if they were a general partner if:

•         a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•         our unitholders’ right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement, or to take other actions under our partnership agreement constitutes “control” of our business.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of TETRA) after the subordination period has ended. At the end of the subordination period, assuming no additional issuance of units (other than upon conversion of the subordinated units), or a sale by TETRA and its affiliates of some of their owned units, TETRA and its affiliates will own a majority of our common units.

We are exempt from certain corporate governance requirements that provide additional protection to stockholders of other public companies.

Companies listed on the NASDAQ are required to meet the high standards of corporate governance, as set forth in the NASDAQ Listing Rules. These requirements generally do not apply to limited partnerships or to a “controlled company,” within the meaning of the NASDAQ rules. We are a limited partnership and a “controlled company,” within the meaning of the NASDAQ rules, and, as a result, we rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other public companies.

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

We conduct a portion of our operations through a subsidiary that is organized as a corporation for U.S. federal income tax purposes. We may elect to conduct additional operations through this corporate subsidiary in the future. This corporate subsidiary is subject to U.S. corporate-level tax, which reduces the cash available for distribution and, in turn, to our unitholders. If the IRS were to successfully assert that this corporation has more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.

Current law may change to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subjecting us to entity-level taxation. Specifically, the present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units and the amount of cash available for distribution to our unitholders.

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to our unitholders.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, and other forms of taxation. For example, we are subject to an entity-level Texas franchise tax. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders.

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

Approximately 40.1% of our consolidated revenues for the year ended December 31, 2012, was generated in non-U.S. jurisdictions, primarily Mexico, Canada, Argentina, and Australia. This percentage of non-U.S. revenues is expected to increase in the future, as we seek to grow our operations in these countries and expand our operations into additional non-U.S. locations. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional tax being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated tax being imposed in jurisdictions in which we are organized or from which we receive income and further reduce the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted, and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner, because the costs will reduce our cash available for distribution.

Unitholders’ share of our income will be taxable for U.S. federal income tax purposes, even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income will be taxable to the unitholder, which may require the payment of U.S. federal income taxes, and, in some cases, state and local income taxes on the unitholder’s share of our taxable income, even if the unitholder receives no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If a unitholder is a tax-exempt entity or a non-U.S. person, the unitholder should consult a tax advisor before investing in our common units.

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

We prorate our items of income, gain, loss, and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date that a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss, and deduction among our unitholders.

We prorate our items of income, gain, loss, and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change our allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller, and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss, or deduction with respect to those units may not be reportable by the unitholder, and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income.

We have adopted certain valuation methodologies, for U.S. federal income tax purposes, that may result in a shift of income, gain, loss and deduction between our general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss, and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss, and deduction between our general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units, or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.

We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in the Partnership’s capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief is not available, as described below) for one fiscal year, and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his/her taxable income for the year of termination. A technical termination would not affect our classification as a partnership for U.S. federal income tax purposes, but, instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred.

The IRS has announced a publicly traded partnership technical termination relief procedure, whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year, notwithstanding two partnership tax years resulting from the technical termination

Unitholders will likely be subject to non-U.S., state and local taxes, and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including non-U.S., state and local taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or control property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file non-U.S., state, and local income tax returns and pay non-U.S., state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. In the United States, as of March 11, 2013, we own assets and conduct business in Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia, and Wyoming. Each of these states, other than Texas and Wyoming, currently imposes a personal income tax on individuals. In addition, most of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional jurisdictions that impose a personal income tax.

Unitholders may be subject to tax in one or more non-U.S. jurisdictions, including Mexico, Canada, Australia, and Argentina, as a result of owning our common units if, under the laws of any such country, we are considered to be carrying on business there. If unitholders are subject to tax in any such country, they may be required to file a tax return with, and pay taxes to, that country based on their allocable share of our income. We may be required to reduce distributions to unitholders on account of any withholding obligations imposed upon us by that country in respect of such allocation to the unitholders. In addition, the United States may not allow a tax credit for any foreign income taxes that unitholders directly or indirectly incur.

It is the responsibility of each unitholder to file all U.S. federal, state, and local tax returns and non-U.S. tax returns.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2012, we owned one manufacturing facility and leased a rebuild facility and an executive headquarters facility in Oklahoma, a facility in Calgary, Alberta, Canada, four service facilities in California, Mexico, Australia, and Argentina, seven sales offices in Oklahoma, Texas, Colorado, Louisiana, California, Pennsylvania, and Canada, one service and sales facility in New Mexico and a number of storage facilities located across the geographic markets we serve. We also utilize one of TETRA’s facilities in Texas as a sales office. Our assets primarily include our fleet of compression and other equipment. All obligations under our bank revolving credit facility are secured by a first-lien security interest in substantially all of our assets, including our equipment fleet, but excluding our real property.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of lawsuits against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such lawsuits in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Price Range of Common Units and Cash Distributions

Our common units are traded on the NASDAQ Global Market under the symbol “GSJK.” As of March 11, 2013, there were approximately 57 holders of record of the common units. The following table sets forth the high and low sale prices of the common units and cash distributions to common unitholders for each calendar quarter during the period beginning on June 20, 2011, and ending on December 31, 2012, as reported by the NASDAQ.

			Cash Distribution
	High	Low	per Common Unit(1)
2011
First Quarter	$–	$–	$–
Second Quarter	20.16	17.50	0.047
Third Quarter	19.39	14.03	0.3875
Fourth Quarter	17.04	13.46	0.3875

2012
First Quarter	$18.35	$15.00	$0.3875
Second Quarter	17.83	11.25	0.3875
Third Quarter	17.45	12.34	0.3975
Fourth Quarter	18.00	15.07	0.4200

(1)

Represents cash distributions attributable to the quarter and paid in the following calendar quarter. The distribution for the quarter ended June 30, 2011, reflects the pro rata portion of the minimum quarterly distribution rate of $0.3875 for the period after the closing of the Offering on June 20, 2011.

Cash Distribution Policy

Our partnership agreement requires us to distribute, no later than 45 days after the end of each quarter, all of our available cash, as defined below, at the end of each quarter. Our ability to pay our minimum quarterly distribution is subject to various restrictions and other factors, and there is no guarantee that we will pay any specific distribution in any quarter.

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

o        comply with applicable law, any of our future debt instruments or other agreements; or

o        provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for future distributions, unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages for such quarter);

•         plus, if our general partner so determines, all or any portion of any additional cash and cash equivalents on hand on the date of determination of Available Cash for the quarter resulting from working capital borrowings made after the end of the quarter.

Working capital borrowings are borrowings that are made under a credit agreement, commercial paper facility, or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners and with the intent of the borrower to repay such borrowings within twelve months from sources other than additional working capital borrowings.

Quarterly Distribution. We currently pay quarterly distributions to the holders of common and subordinated units of $0.42 per unit, or $1.68 on an annualized basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including payments to our general partner and its affiliates. There is no guarantee that we continue to pay the current quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2012 totaled $1.5925 per unit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” for a discussion of provisions included in our revolving credit facility that restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Initially, our general partner is entitled to approximately 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its initial 2.0% general partner interest. Our general partner’s initial 2.0% interest in our distributions has been and may be further reduced if we issue additional limited partner units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.

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

Subordination Period

General. Our partnership agreement provides that, during the subordination period our common units will have the right to receive distributions of Available Cash from operating surplus each quarter in an amount equal to $0.3875 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of Available Cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated”, because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be sufficient Available Cash from operating surplus to pay the minimum quarterly distribution on the common units.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Maximum Number (or
			Average	Total Number of Units	Approximate Dollar Value) of
	Total Number		Price	Purchased as Part of	Units that May Yet be
	of Units		Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Unit	Plans or Programs	Announced Plans or Programs

Oct 1 – Oct 31, 2012	2,113	(1)	$17.25	N/A	N/A
Nov 1 – Nov 30, 2012	–		–	N/A	N/A
Dec 1 – Dec 31, 2012	–		–	N/A	N/A
Total	2,113			N/A	N/A

(1)	Units received in connection with the vesting of certain employee restricted units.

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the year ended December 31, 2012 and 2011 and selected consolidated financial data for our Predecessor for the years ended December 31, 2011, 2010, 2009, and 2008. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report. Please read “Item 1A. Risk Factors” beginning on page 9 for a discussion of the material uncertainties that might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. For the periods on and after June 20, 2011, the following audited consolidated financial statements represent Compressco Partners, L.P. Financial information for periods prior to June 20, 2011 represent the operations of our Predecessor.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except Per Unit Amounts)
Income Statement Data
Revenues	$108,582	$95,179	$81,413	$90,573	$99,944
Cost of revenues	56,012	51,707	37,978	40,959	44,189
Selling, general and administrative
expenses	18,758	15,757	14,328	13,193	14,352
Depreciation and amortization
expense	13,227	12,521	13,112	13,823	12,112
Interest expense, net	25	5,052	13,096	11,980	10,990
Other income (expense), net	(876)	(980)	(113)	82	(174)
Income before income tax provision	19,684	9,162	2,786	10,700	18,127
Net income	$16,331	$7,257	$1,617	$6,539	$11,281

Net income per common unit, basic	$1.04	$0.45
Weighted average common units
outstanding, basic	9,163,798	9,044,293

Net income per common unit, diluted	$1.03	$0.44
Weighted average common units
outstanding, diluted	9,193,407	9,063,339

	December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Balance Sheet Data
Working capital	$30,624	$34,043	$28,943	$32,983	$31,308
Total assets	217,786	206,344	196,566	202,497	212,167
Long-term debt	10,050	–	145,085	145,085	133,105
Partners' capital/net parent equity	182,250	188,644	25,953	33,900	56,792

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview

We are a provider of compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and, in certain circumstances, well monitoring and sand separation services. We provide our services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region.

Over time, oil and natural gas wells exhibit declining pressure and production. Production enhancement technologies are designed to enhance daily production and total recoverable reserves. Our conventional compression-based production enhancement services are utilized to increase production by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our conventional applications include production enhancement services for dry gas wells and liquid-loaded gas wells, and backside auto injection systems (“BAIS”) for liquid-loaded gas wells. Our unconventional applications are utilized primarily in connection with oil and liquids production and include vapor recovery and casing gas system applications. In certain circumstances, in connection with our primary production enhancement services, we also provide ongoing well monitoring services and automated sand separation services. While our conventional applications are primarily associated with mature gas wells with low formation pressures, they are also effectively utilized on newer gas wells that have experienced significant production declines. Our field services are performed by our highly trained staff of regional service supervisors, optimization specialists, and field mechanics. In addition, we design and manufacture most of the compressor units we use to provide our services, and, in certain markets, we sell our compressor units to customers.

The level of our production enhancement services operations is generally dependent upon the demand for, and prices of, natural gas in the locations in which we operate. However, despite significantly lower domestic natural gas prices during 2012 compared to 2011, our overall production enhancement service revenues increased. Nevertheless, any prolonged substantial reduction in natural gas prices could result in a decline in demand for our production enhancement services.

Overall, our total revenues increased during the year ended December 31, 2012, compared to the prior year. This increase reflects:

•         increased compression and well monitoring services in Latin America;

•         growth of the fleet within our other international operations; and

•         improved overall utilization of the existing fleet, including for our unconventional applications, primarily in vapor recovery applications.

The increased activity in Latin America has required investments in fixed assets and working capital and resulted in additional personnel and related administrative services provided under the Omnibus Agreement and other related party agreements with TETRA. Our ability to maintain the increased activity in Latin America is subject to potential volatility relating to our Mexico operations as addressed in more detail under “Liquidity and Capital Resources - Cash Flows.”

How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, year-to-date, and year-to-year comparisons, and as compared to budget. This analysis is useful in identifying adverse cost trends and allows us to investigate the cause of these trends and implement remedial measures if possible. The most significant portions of our operating expenses are the labor costs of our field personnel, repair and maintenance of our equipment, and the fuel and other supplies consumed while providing our services. Other materials consumed while performing our services, ad valorem taxes, other labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with the level of activities performed.

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the period ended December 31, 2011 and the year ended December 31, 2012, is provided within the results of operations sections below.

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

EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities, or any other measure of financial performance presented in accordance with GAAP. Our EBITDA may not be comparable to EBITDA or similarly titled financial metrics of other entities, as other entities may not calculate EBITDA in the same manner as we do. Management compensates for the limitations of EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. EBITDA should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

The following table reconciles net income to EBITDA for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Net income	$16,331	$7,257	$1,617
Provision for income taxes	3,353	1,905	1,169
Depreciation and amortization	13,227	12,521	13,112
Interest (income) expense, net	25	5,052	13,096
EBITDA	$32,936	$26,735	$28,994

The following table reconciles cash flow from operating activities to EBITDA for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Cash flow from operating activities	$31,109	$18,885	$20,391
Changes in current assets and current liabilities	2,864	(392)	(5,834)
Deferred income taxes	(1,930)	2,536	895
Other non-cash charges	(2,485)	(1,251)	(723)
Interest (income) expense, net	25	5,052	13,096
Provision for income taxes	3,353	1,905	1,169
EBITDA	$32,936	$26,735	$28,994

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

The following table sets forth our historical fleet size and average number of compressor units being utilized to provide our production enhancement services during the periods indicated and our average utilization rates during those periods.

	Year Ended December 31,
	2012	2011	2010
Total compressor units in fleet (at period end)	3,743	3,653	3,651
Total compressor units in service (at period end)	3,198	2,941	2,711
Average number of compressor units in service (during period)(1)	3,070	2,826	2,686
Average compressor unit utilization (during period)(2)	83.0%	77.4%	73.8%

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

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor units we placed into service, less the number of compressor units we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the year ended December 31, 2012, is provided within the results of operations sections below.

Items Impacting the Comparability of Our Predecessor’s Results of Operations to Our Results of Operations

Results of our operations after the June 20, 2011, completion date of the Offering may not be comparable to the historical results of operations of our Predecessor for the following reasons:

•         A significant majority of our production enhancement services is being performed by our non-corporate subsidiary, Compressco Partners Operating, LLC, pursuant to contracts that our counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code, or “qualifying income”. Our corporate subsidiary, Compressco Partners Sub, Inc., conducts substantially all of our operations that our counsel has not concluded generate qualifying income, and it pays U.S. federal income tax with respect to such operations. We strive to ensure that all new domestic contracts are entered into  by our Operating LLC and generate qualifying income. Our international compression services operations are conducted primarily through foreign subsidiaries that are subject to local country taxation.

•         The contracts pursuant to which we provide production enhancement services that our counsel has concluded generate qualifying income generally require us to pay related ad valorem taxes and insurance expenses related to the equipment utilized in such services.

•         The results of our Predecessor’s operations include an allocation of certain general and administrative expenses from TETRA. We are charged for certain general and administrative costs in accordance with the Omnibus Agreement we entered into with TETRA and our General Partner on June 20, 2011, and the amount of such charges reflected in our financial results could vary from the amounts of similar allocations included in our Predecessor’s historical results of operations.

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

•         On June 24, 2011, we entered into a credit agreement, and we borrowed $10.1 million under that credit agreement during the second half of 2012. As of December 31, 2012, we have availability under our revolving credit facility of $9.6 million, based upon a $19.6 million borrowing capacity and the $10.1 million outstanding balance, and the credit agreement includes an uncommitted $20,0 million expansion feature. Borrowings bear interest at a rate equal to three month British Bankers Association LIBOR (adjusted to reflect any required bank reserves) plus a margin of 2.25% per annum. The weighted average interest rate on outstanding borrowings at December 31, 2012, was 2.5986% per annum.

•         We incur additional general and administrative expenses of approximately $2.5 million per year as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to our unitholders, annual financial audits, Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, legal fees, director and executive officer liability insurance costs, and director compensation.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepared these financial statements in conformity with United States generally accepted accounting principles. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base these estimates on historical experience, available information, and various other assumptions that we believe are reasonable under the circumstances. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the useful life of long-lived assets, the collectability of accounts receivable, and the allocation of certain parent company administrative costs. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in our operating environment. Actual results are likely to differ from current estimates, and those differences may be material. The following critical accounting policies reflect the most significant judgments and estimates used in the preparation of our financial statements.

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Historically, our business has not experienced significant impairments of its long-lived compressor assets, as utilized compressor units generate cash flows sufficient to support their carrying values. Unutilized assets are well maintained and evaluated on a regular basis. Serviceable compressor units that are currently unutilized are anticipated to be placed in service in future years as demand increases or as fully depreciated units in service are replaced. Sales of compressor units have historically been at selling prices in excess of asset cost. While we have not experienced significant impairments in the past, impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production.

Impairment of Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. Our annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that it was not “more likely than not” that the fair value of our business was less than its carrying values as of December 31, 2012. If the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test being performed. The first step of the impairment test, if required, is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill, and the recorded amount is written down to the hypothetical amount, if lower.

Bad Debt Reserves

We calculate reserves for bad debts on a specific identification basis, by estimating whether or not specific accounts receivable will be collected. Such estimates of future collectability may be incorrect, which could result in the recognition of unanticipated bad debt expenses in future periods. A significant portion of our revenues come from oil and gas exploration and production companies, and, historically, our estimates of uncollectible receivables have proven reasonably accurate. However, if due to adverse circumstances, certain customers are unable to repay some or all of the amounts owed us, an additional bad debt allowance may be required, and such amount may be material.

Depreciation

Property and equipment are carried at cost. We compute depreciation for financial reporting purposes on the straight-line basis using estimated useful lives and salvage values. Estimates of the useful lives and salvage values of our property and equipment, including our compressor fleet, are inherently imprecise and subject to errors in judgment, particularly due to unexpected operating conditions, quality of materials and components, and changing market conditions. Although our estimates of useful lives and salvage values have proven reasonably accurate in the past, if the actual useful life of property and equipment is less than the estimate used for purposes of computing depreciation expense, we could experience an acceleration in depreciation expense, which could result in a negative impact in our results of operations.

Equity-Based Compensation

Our general partner adopted the Compressco Partners, L.P. 2011 Long Term Incentive Plan, which provides for the granting of restricted units and other equity-based awards. The compensation cost for all equity-based grants under the 2011 Long Term Incentive Plan is based on the grant date fair value estimated in accordance with Accounting Standards Codification 718 —“Compensation — Stock Compensation.” We estimate expected pre-vesting forfeitures based on actual historical pre-vesting forfeitures over the most recent periods for the expected term. Prior to the Offering, TETRA made grants to certain of our Predecessor’s employees of stock options and restricted shares of TETRA common stock. Compensation cost associated with such outstanding awards to our Predecessor’s employees was included in the financial statements of our Predecessor. All of these estimates are inherently imprecise and may result in compensation cost being recorded that is materially different from the actual fair value of the awards granted. While the assumptions for volatility and pre-vesting forfeiture rate are updated with each year’s option-valuing process, there have not been significant revisions made in these estimates to date.

Methodologies Used to Allocate Parent Company Administrative Costs

TETRA provides us with centralized corporate functions such as legal, accounting and financial reporting, treasury, insurance administration, claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and other corporate services. Since  the Offering, these services are performed pursuant to the Omnibus Agreement between us and TETRA. Prior to June 20, 2011, our Predecessor’s financial statements reflected an estimated allocation of the cost of TETRA’s general and administrative costs incurred on our behalf. TETRA employed various allocation methodologies to determine the general and administrative costs incurred by TETRA and recorded in our Predecessor’s financial statements presented herein. The allocation methodologies were based on an estimate by each TETRA corporate function of the time spent on behalf of our business. While the use of incorrect cost allocation estimates could significantly impact the levels of general and administrative expenses of our Predecessor, we believe that the methodologies and estimates used to allocate indirect costs were reasonable. If certain general and administrative expenses were allocated using different methodologies, the results of our Predecessor’s operations could have been significantly different from those presented herein.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In Thousands)
Revenues:
Compression and other services	$102,260	$81,979	$77,396	$20,281	$4,583
Sales of compressors and parts	6,322	13,200	4,017	(6,878)	9,183
Total revenues	$108,582	$95,179	$81,413	$13,403	$13,766
Cost of revenues:
Cost of compression and other
services	$52,330	$42,087	$35,424	$10,243	$6,663
Cost of compressors and parts
sales	3,682	9,620	2,554	(5,938)	7,066
Total cost of revenues	$56,012	$51,707	$37,978	$4,305	$13,729
Selling, general and administrative
expense	18,758	15,757	14,328	3,001	1,429
Depreciation and amortization	13,227	12,521	13,112	706	(591)
Interest expense, net	25	5,052	13,096	(5,027)	(8,044)
Other expense, net	876	980	113	(104)	867
Income before income taxes	$19,684	$9,162	$2,786	$10,522	$6,376
Provision for income taxes	3,353	1,905	1,169	1,448	736
Net income	$16,331	$7,257	$1,617	$9,074	$5,640

	Percentage of Total Revenues
	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Revenues:
Compression and other services	94.2%	86.1%	95.1%	24.7%	5.9%
Sales of compressors and parts	5.8%	13.9%	4.9%	(52.1)%	228.6%
Total revenues	100.0%	100.0%	100.0%	14.1%	16.9%
Cost of revenues:
Cost of compression and other
services	48.2%	44.2%	43.5%	24.3%	18.8%
Cost of compressors and parts
sales	3.4%	10.1%	3.1%	(61.7)%	276.7%
Total cost of revenues	51.6%	54.3%	46.6%	8.3%	36.1%
Selling, general and administrative
expense	17.3%	16.6%	17.6%	19.0%	10.0%
Depreciation and amortization	12.2%	13.2%	16.1%	5.6%	(4.5)%
Interest expense, net	0.0%	5.3%	16.1%	(99.5)%	(61.4)%
Other expense, net	0.8%	1.0%	0.1%	(10.6)%	767.3%
Income before income taxes	18.1%	9.6%	3.4%	114.8%	228.9%
Net income	15.0%	7.6%	2.0%	125.0%	348.8%

2012 Compared to 2011

Revenues

Our consolidated revenues for the year ended December 31, 2012, increased $13.4 million, or 14.1%, to $108.6 million from $95.2 million for the year ended December 31, 2011. This change was associated with $20.3 million of increased revenues from compression and other services, as we utilized an average of 3,070 compressor units to provide services during the year ended December 31, 2012, compared to an average of 2,826 compressor units during the year ended December 31, 2011. Latin America service revenues for the year ended December 31, 2012, increased $18.2 million, or 120.4%, due to additional units in service, primarily in Mexico and Argentina. Despite continuing uncertainties in Latin America that could affect our operations, as discussed in more detail in “Item 1A. Risk Factors,” we expect that revenues from our Latin America operations will continue to exceed revenues from the corresponding prior year period at least through the middle of 2013. The decreases in domestic and Canadian natural gas prices during most of 2012 compared to the prior year period negatively affected the demand for our conventional compression services during the year ended December 31, 2012. As a result, domestic and Canadian conventional compression services revenues decreased slightly, despite an increase in the numbers of compressor units in service in those regions. However, stronger domestic demand as a result of increasing natural gas prices towards the end of 2012 resulted in a reduction of this downward pricing pressure. The decrease in domestic and Canadian conventional compression services revenues was more than offset by continued increases in revenues from international markets other than Latin America, particularly the Asia-Pacific region and from our domestic unconventional applications, and we expect these revenues to continue to increase.

The increase in consolidated service revenues was partially offset by a $6.9 million decrease in revenues from sales of compressor units and parts to $6.3 million during the year ended December 31, 2012, compared to $13.2 million during the year ended December 31, 2011. During 2012, we sold fewer compressor units compared to 2011, as 2011 included a large order of customized units. Although sales of compressor units are a typical part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast compared to revenues from compression and other services.

Cost of revenues

Consolidated cost of revenues increased from $51.7 million for the year ended December 31, 2011, to $56.0 million for the year ended December 31, 2012. Cost of compression and other services increased to $52.3 million during the current year from $42.1 million during the prior year. This increase was due to the increased service activity, particularly in Latin America, and included increased fuel, equipment, and field labor costs, consistent with the increased activity level discussed above. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues decreased slightly to 51.2% during 2012 from 51.3% during 2011. During 2012, we successfully took steps to reduce many of our operating costs domestically and we continue to look for opportunities for additional cost reductions both domestically and internationally. This decrease in cost of services as a percentage of service revenues was despite the contractually fixed margins on 2012 EPS work in Argentina performed on TETRA’s behalf, particularly in the fourth quarter. Our domestic cost savings were additionally offset by increased costs related to wage increases, as well as higher fuel prices. Cost of compressors and parts sales decreased by $5.9 million during the year ended December 31, 2012, to $3.7 million compared to $9.6 million during the year ended December 31, 2011, as a result of decreased domestic compressor sales.

Selling, general, and administrative expense

Selling, general, and administrative expense increased to $18.8 million for the year ended December 31, 2012, from $15.8 million for 2011. As a percentage of consolidated revenues, our selling, general, and administrative expense increased during the year ended December 31, 2012, to 17.3% compared to 16.6% for the prior year. The increase in current year expense is primarily due to the additional administrative cost of being a public limited partnership following the June 2011 Offering and consists of increased salary and employee-related expenses associated with increased administrative staff and increased professional fees. Additionally, equity compensation expense increased as a result of increased current year equity grants, the impact of a severance agreement, and increased incentive compensation as a result of our favorable overall financial results. These increases were partially offset by a decrease in bad debt expense. Professional fee expenses are typically highest during the first and fourth quarters of each year, due to the annual legal, financial, and tax reporting requirements associated with being a publicly traded limited partnership. Selling, general, and administrative expense following the June 2011 Offering includes costs charged by TETRA for administrative costs under the Omnibus Agreement.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, depreciation and amortization expense also includes the depreciation of other operating equipment and facilities locations, as well as the amortization of certain intangible assets. Primarily as a result of additional units placed into service to meet increased demand in Latin America, depreciation and amortization expense increased $0.7 million to $13.2 million during the year ended December 31, 2012, compared to $12.5 million for the prior year.

Interest expense, net

A significant amount of interest expense was reflected in the prior year period results of our Predecessor due to a note payable to an affiliate of TETRA. We assumed approximately $32.2 million of this indebtedness (as partial consideration for the assets that were contributed from TETRA in connection with the Offering), and this $32.2 million balance was repaid in full from the proceeds of the Offering. During the second half of 2012, we borrowed a total of $10.1 million pursuant to our credit agreement (the Credit Agreement), and that amount was outstanding as of December 31, 2012.  We incurred $80,000 in interest expense in the current year associated with this borrowing.

Other expense, net

Other expense, net, decreased by $0.1 million during the year ended December 31, 2012, compared to the prior year, primarily due to decreased foreign currency exchange net losses in 2012 from currency fluctuations. Current year foreign exchange losses primarily relate to our Mexican operations.

Income before taxes, provision for income taxes, and net income

Income before taxes for the year ended December 31, 2012, was $19.7 million, compared to $9.2 million for the year ended December 31, 2011, an increase of $10.5 million. As a percentage of consolidated total revenues, income before taxes increased to 18.1% for the year ended December 31, 2012, compared to 9.6% for the prior year. Our operations are not subject to U.S. Federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary, resulting in a lower effective tax rate compared to the prior year period operations of our Predecessor. We also incur state and local income taxes in certain states, and we incur income taxes related to our operations in Latin America and Canada. Net income for the year ended December 31, 2012, increased $9.1 million compared to the prior year. As described above, our profitability increased due to increased revenues, primarily internationally, and decreased interest expense.

2011 Compared to 2010

Revenues

Our consolidated revenues for the year ended December 31, 2011, increased 16.9% to $95.2 million from $81.4 million for the year ended December 31, 2010. This change was primarily associated with a 228.6% increase in revenues from sales of compressor units and parts, which increased from $4.0 million during the year ended December 31, 2010, to $13.2 million during the year ended December 31, 2011. This increase was primarily due to sales of compressor units to two specific customers. Although sales of compressor units are a typical part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast compared to our compression services business. In addition to this increase in revenues from sales of compressor units and parts, revenues from compression and other services increased by approximately $4.6 million. U.S. service revenues increased $1.8 million during the year ended December 31, 2011, to $62.4 million. This increase in U.S. service revenues was primarily due to increased demand. Canadian service revenues declined slightly to approximately $3.7 million for the year ended December 31, 2011, from $3.9 million for the prior year period. Latin America service revenues for the year ended December 31, 2011, increased 41.6% from $12.4 million for the year ended December 31, 2010, to $17.6 million for the year ended December 31, 2011. This year over year increase is primarily due to higher revenues in Mexico resulting, in part, from the absence of PEMEX budgetary constraints and security disruptions that we experienced in 2010. Despite these previous uncertainties, which continued to a lesser degree in 2011, activity in Latin America is increasing due to increased demand by PEMEX.

Cost of revenues

Cost of revenues increased from $38.0 million for the year ended December 31, 2010, to $51.7 million for 2011. This change is largely due to higher cost of compressors and parts sales of $9.6 million during the year ended December 31, 2011, compared to $2.6 million during the year ended December 31, 2010, due to the increased sales. Cost of compression and other services increased by $6.7 million or 18.8% from $35.4 million for the year ended December 31, 2010, to $42.1 million for the year ended December 31, 2011. The increased cost of compression and other services during the most recent year was caused by increased fuel, field labor, maintenance, repair, and refurbishment costs associated with our compressor units in service as well as costs associated with certain of our unutilized units to prepare them for use. In addition, this increase reflects the increased number of compressor units in service during 2011. As a percentage of consolidated revenues, cost of revenues increased to 54.3% for the year ended December 31, 2011, compared to 46.6% for the prior year. We continue to seek ways to reduce our operating expenses.

Selling, general, and administrative expense

Selling, general, and administrative expenses increased by approximately $1.4 million from $14.3 million for the year ended December 31, 2010, to $15.7 million for the year ended December 31, 2011. As a percentage of consolidated revenues, our selling, general, and administrative expense decreased during the year ended December 31, 2011, to 16.6% compared to 17.6% for 2010, as increased expenses were more than offset by the increases in revenue discussed above. The increase in current year expense includes the additional administrative cost of being a public limited partnership and consists of increased salary and employee-related expenses associated with increased administrative staff and professional fee expenses, including consulting costs incurred during the initial months following the closing of the Offering. Selling, general, and administrative expense also includes costs allocated or billed by TETRA following the Offering for administrative costs incurred on our behalf by TETRA.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, depreciation and amortization expense also includes the depreciation of other operating equipment and facilities, as well as the amortization of certain intangible assets. Depreciation and amortization expense decreased $0.6 million during the year ended December 31, 2011, compared to the year ended December 31, 2010, a decrease of approximately 4.5%. This change was primarily due to the decreased number of units being depreciated.

Interest expense, net

Interest expense decreased by $8.0 million or 61.4% from $13.1 million for the year ended December 31, 2010, to $5.1 million for the year ended December 31, 2011. Our Predecessor reflected $145.1 million of debt related to an intercompany promissory note payable to an affiliate of TETRA. We assumed approximately $32.2 million of this indebtedness (as partial consideration for the assets we acquired from TETRA in connection with the Offering), and this remaining balance was repaid in full from the proceeds of the Offering. Since the Offering, and through December 31, 2011, we did not have any indebtedness outstanding, and, therefore, we did not reflect any interest expense during 2011 subsequent to June 20, 2011. In addition, a portion of this decrease is due to the decrease in the interest rate effective December 31, 2010, on the note payable to an affiliate of TETRA from 9.0% to 7.5% during the portion of 2011 in which the intercompany indebtedness was outstanding.

Other (income) expense

Other expense increased $0.9 million during the year ended December 31, 2011, compared to the prior year primarily due to increased foreign currency exchange losses as a result of currency volatility for our Canadian operations.

Income before taxes, provision for income taxes, and net income

Income before taxes for the year ended December 31, 2011, was $9.2 million, compared to $2.8 million for the year ended December 31, 2010, an increase of $6.4 million or approximately 228.9%. As a percentage of consolidated total revenues, income before taxes increased to 9.6% for the year ended December 31, 2011, compared to 3.4% for the prior year. Our operations are not subject to U.S. Federal income tax other than with respect to the operations that are conducted through our taxable U.S corporate subsidiary, resulting in a lower effective tax rate compared to periods prior to the June 20, 2011 completion date of the Offering. We also incur state and local income taxes in certain states, and we incur income taxes related to our operations in Latin America and Canada. Net income for the year ended December 31, 2011, was $7.3 million, compared to $1.6 million for the prior year, an increase of $5.6 million or 348.8%. As described above, our profitability increased primarily due to decreased interest expense.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity, which we believe will be sufficient to meet our working capital requirements. We believe that we have sufficient liquid assets, cash flow from operations, and borrowing capacity to meet our financial commitments, debt service obligations, and anticipated capital expenditures. We expect to fund future acquisitions and capital expenditures with cash flow generated from operations, funds borrowed under our credit facility, funds received from the issuance of long-term debt, and the issuance of additional equity. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors.”

The increase in our Latin America operations during 2012, particularly in Mexico, required a significant capital expenditure investment. In addition to this additional capital expenditure investment, growth in our Latin America operations has also resulted in a significant working capital investment, due to additional labor and operating costs and to the timing of collections of associated receivables from our primary customer in Mexico. Continued growth in our Latin America operations could result in the need for additional borrowings.

On January 18, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2012, of $0.42 per unit. This distribution equates to a distribution of $1.68 per outstanding unit, or approximately $26.6 million, on an annualized basis. This cash distribution was paid on February 15, 2013, to all unitholders of record as of the close of business on February 1, 2013.

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2012	2011
	(In Thousands)
Net cash provided by operating activities	$31,109	$18,885
Net cash used in investing activities	(20,986)	(11,193)
Net cash (used in) provided by financing activities	(14,682)	3,207

Operating Activities

Net cash from operating activities increased by $12.2 million during the year ended December 31, 2012, to $31.1 million compared to $18.9 million for 2011, due to the operating cash flow growth from Latin America and other international markets. This increase in Latin America activity also contributed to the increase in our amounts payable to affiliates as of December 31, 2012. As discussed above, we expect that continued growth in Latin America, particularly in Mexico, may cause working capital requirements to increase primarily due to increased collection time of receivables. Cash provided from operating activities in Mexico is subject to the volatility associated with our Mexico operations, including volatility caused by customer budgetary issues, security concerns, uncertainties regarding the renewal of our existing customer contracts with PEMEX under their current terms and the possibility that new contracts for such projects could be awarded to our competitors, other changes in contract arrangements, and other risks.

During the year ended December 31, 2012, as a result of additional contracts awarded to us and additional activity under existing contracts, PEMEX represented 26.0% of our total revenues.  Certain of our existing PEMEX contracts, which represent a majority of these revenues, were extended in the fourth quarter of 2012; however, we expect that we will be required to bid on new contracts covering these activities during the second quarter of 2013.  Based on our prior course of business with PEMEX, we anticipate that we will be awarded new contracts or be able to extend some or all of our activities under the existing contracts on the same or similar terms, or to provide similar services under other of our contracts with PEMEX.  While there can be no assurance, we anticipate that revenues and operating cash flows will continue to grow in Latin America, including Mexico.

Investing Activities

Capital expenditures during the year ended December 31, 2012, increased by $9.8 million to $21.0 million compared to $11.2 million for 2011, primarily due to an increase in the number of compressor units manufactured or upgraded during the period. Included within this amount were maintenance capital expenditures of $0.7 million. The increase in the number of compressor units manufactured was primarily due to the increased demand for compression services in Latin America. Compressor units were also upgraded during 2012, primarily to facilitate the use of such units in domestic unconventional applications such as vapor recovery. We estimate that we will require approximately $17 million of additional capital expenditures during 2013, consisting primarily of expansion capital expenditures to fund the continuing growth in Latin America, as well as in other international markets. We expect that our maintenance capital expenditures in 2013 will be approximately $3.0 million. Capital expenditure activity is also expected in 2013 to provide additional domestic compressor units needed to serve the increased demand.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, to our unitholders of record on the applicable record date and to our General Partner. For the year ended December 31, 2012, we distributed approximately $24.7 million to our unitholders and General Partner. On January 18, 2012, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2012, of $0.42 per unit. This distribution equates to a distribution of $1.68 per outstanding unit, or approximately $26.6 million, on an annualized basis. This cash distribution was paid on February 15, 2013, to all unitholders of record as of the close of business on February 1, 2013.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity. Prior to the Offering, our sources of liquidity included cash internally generated from operations as well as intercompany loans and capital contributions from TETRA. Our cash receipts were deposited in TETRA’s bank accounts, and all cash disbursements were made from these accounts. Accordingly, the amount of cash reflected in previous periods in our Predecessor financial statements was not indicative of its actual cash position, as TETRA retained any cash surplus, shortfalls, and debt borrowings on its balance sheet. Cash transactions handled by TETRA were reflected in net parent equity. Prior to the Offering, net cash provided by and used in financing activities represents the pass-through of our Predecessor’s net cash flows to TETRA, pursuant to its cash management program.

Bank Credit Facilities. On June 24, 2011, we entered into the Credit Agreement with JPMorgan Chase Bank, N.A., which was amended on December 4, 2012. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes maximum borrowing capacity of $20.0 million. The credit facility is available for letters of credit and includes a $20.0 million uncommitted expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement is June 24, 2015. During the second half of 2012, we drew down a total of $10.1 million on the Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our Latin American fleet of compressors and other equipment to meet increased demand. We also used these borrowings to fund ongoing upgrades to our domestic compressor fleet to meet increased demand in unconventional applications such as vapor recovery.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first-lien security interest in substantially all of our assets and the assets (excluding real property) of our existing and future, direct and indirect, domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect, subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first-tier foreign subsidiaries). Borrowings under the Credit Agreement are limited to a borrowing capacity that is determined based on our domestic accounts receivable, inventory, and compressor fleet less a reserve of $3 million. As of December 31, 2012, we have availability under our revolving credit facility of $9.6 million, based upon a $19.6 million calculated current borrowing capacity and the $10.1 million outstanding balance.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four-quarter basis, whenever availability is less than $5 million. In addition, the Credit Agreement includes customary negative covenants, which, among other things, limit our ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investment, acquisitions, or other restricted payments. The Credit Agreement contains certain customary representations and warranties, affirmative covenants, and events of default, including among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, or ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the revolving credit facility to be in force and effect, and change of control. If an event of default occurs, our lenders would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and all actions permitted to be taken by secured creditors. We are in compliance with the covenants and conditions of our Credit Agreement as of December 31, 2012.

Off Balance Sheet Arrangements

As of December 31, 2012, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of lawsuits against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such lawsuits in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Contractual Obligations

The table below summarizes our contractual cash obligations as of December 31, 2012:

	Payments Due
	Total	2013	2014	2015	2016	2017	Thereafter
	(In Thousands)
Long-term debt	$10,050	$–	$–	$10,050	$–	$–	$–
Interest on debt	647	261	261	125	–	–	–
Operating leases	575	355	100	36	17	17	50
Total contractual
cash obligations	$11,272	$616	$361	$10,211	$17	$17	$50

Recently Issued Accounting Pronouncements

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), with the stated objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2012. The adoption of these ASUs regarding comprehensive income have not had, and are not expected to have, a significant impact on the accounting or disclosures in our financial statements.

In December 2011, the FASB published ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11), which requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB published ASU 2013-01, “Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013-01), with the stated objective of clarifying the scope of offsetting disclosures and address any unintended consequences of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting period beginning after January 1, 2013 and will be applied on a retrospective basis. The adoption of ASU 2011-11 and ASU 2013-01 are not expected to have a material impact on our financial condition, results of operations, or liquidity.

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

Interest Rate Risk

During 2012, we borrowed $10.1 million to fund the expansion and upgrade of our compressor and equipment fleet. These borrowings were made under the revolving credit facility that bears interest at an agreed-upon percentage rate spread above LIBOR, and is therefore subject to market risk exposure related to changes in applicable interest rates.

The following table sets forth as of December 31, 2012, our principal cash flows for our long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rate by their expected maturity dates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair
								Market
	2013	2014	2015	2016	2017	Thereafter	Total	Value

As of December 31, 2012
Long-term debt:
U.S. dollar variable rate	$–	$–	$10,050	$–	$–	$–	$10,050	$10,050
Weighted average
interest rate	–	–	2.599%	–	–	–	2.599%	2.599%
Variable to fixed swaps	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–

Exchange Rate Risk

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. A hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate by 2.0% would have changed our net income by approximately $96,000 for the year ended December 31, 2012. We may use certain derivative instruments to hedge our exposure to foreign exchange rates in the future, but as of March 11, 2013, we do not have in place any hedges or forward contracts.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the framework in Internal Control – Integrated Framework issued by the COSO, our general partner’s management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ending December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Corporate Governance and Director Independence

Our general partner, Compressco Partners GP Inc., is an indirect, wholly owned subsidiary of TETRA Technologies, Inc. (“TETRA”) and has sole responsibility for conducting our business and managing our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. The members of our general partner’s board of directors (the “Board”) oversee our operations. Unitholders are not entitled to elect the members of our Board or directly or indirectly participate in our management or operation. All of the members of our Board are elected by Compressco, Inc., a wholly owned subsidiary of TETRA, and we do not hold annual unitholder meetings for the election of our general partner’s board. References in this Part III to the “Board,” “directors,” or “officers” refer to the Board, directors and officers of our general partner, unless otherwise indicated.

The Board has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the functioning of the Board and its committees. The Corporate Governance Guidelines and the charters of the Audit Committee and Conflicts Committee are available in the Corporate Governance section of the Investor Relations area of our website at www.compressco.com. In addition, the Board and our general partner have adopted a Code of Conduct and a Financial Code of Ethics, copies of which are also available in the Corporate Governance section of the Investor Relations area of our website at www.compressco.com. We will post on our website all waivers to or amendments of our Code of Conduct and Financial Code of Ethics that are required to be disclosed by applicable law or the listing requirements of the NASDAQ. We will provide to our unitholders, without charge, printed copies of the foregoing materials upon written request to Investor Relations, Compressco Partners, L.P., 101 Park Avenue, Suite 1200, Oklahoma City, Oklahoma, 73102.

The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board currently consists of six directors, three of whom, D. Frank Harrison, James R. Larson, and William D. Sullivan, are independent as defined under the listing standards of the NASDAQ.

Directors and Executive Officers

Our Board’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Our general partner’s executive officers serve at the discretion of our Board. There are no family relationships among any of our general partner’s directors or executive officers. The following table shows information regarding the current directors and executive officers of our general partner, Compressco Partners GP. Directors are elected for one-year terms.

Name	Age	Position with Compressco Partners GP
Geoffrey M. Hertel	68	Chairman of the Board of Directors
Stuart M. Brightman	56	Director
D. Frank Harrison	65	Independent Director
James R. Larson	63	Independent Director
William D. Sullivan	56	Independent Director
Ronald J. Foster	56	President and Director
James P. Rounsavall	48	Chief Financial Officer, Treasurer and Secretary
Kevin W. Book	38	Vice President of International Operations
Larry W. Brickman	47	Vice President of Field Services

Biographical summaries of the directors and executive officers, including the experiences, qualifications, attributes, and skills of each director that have been considered by the Board in determining that these individuals should serve as directors, are set forth below. See “Beneficial Ownership of Certain Unitholders and Management” included under Item 12 of this Annual Report for information regarding the number of common units owned by each individual.

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

Mr. Brightman has more than thirty years of experience in a manufacturing business related to the oil and gas industry. He has experience in corporate finance and in the management of capital intensive operations. Mr. Brightman’s service as TETRA’s president and chief executive officer also provides our Board with an in-depth source of knowledge regarding our operations, our executive management team and the effectiveness of our compensation programs.

D. Frank Harrison has served as an independent director of our general partner and as Chairman of the Conflicts Committee of our general partner’s Board and a member of the Audit Committee of our general partner’s Board since April 2012. Mr. Harrison is an owner and the managing partner of Eufaula Energy, LLC, a privately held company that invests in oil and gas interests. Mr. Harrison served as chairman of the board of directors (since 2007) and as chief executive officer and a director (since 2005) of Bronco Drilling Company, Inc. until the acquisition of Bronco by Chesapeake Energy in June 2011. Bronco was a publicly traded company that provided contract drilling and well services. From 2002 to 2005, Mr. Harrison served as an agent for the purchase of oil and gas properties for entities controlled by Wexford Capital LLC. From 1999 to 2002, Mr. Harrison served as president of Harding and Shelton, Inc., a privately held oil and natural gas exploration, drilling and development firm.  Mr. Harrison currently serves on the board of directors of the Oklahoma Independent Petroleum Association. He received his Bachelor of Science degree in Sociology from Oklahoma State University in 1970.

Mr. Harrison has significant management experience in the exploration and production of oil and gas on a domestic level. Mr. Harrison also has substantial experience in serving on the board of a publicly held corporation operating in the oil and gas industry, which provides cross board experience and perspective.

James R. Larson has served as an independent director of our general partner and as Chairman of the Audit Committee of our general partner’s Board since July 2011. Mr. Larson has served as a member of the Conflicts Committee of our general partner’s Board since April 2012. Since January 1, 2006, Mr. Larson has been retired.

From September 2005 until January 1, 2006, Mr. Larson served as senior vice president of Anadarko Petroleum Corporation. From December 2003 to September 2005, Mr. Larson served as senior vice president, finance and chief financial officer of Anadarko. From 2002 to 2003, Mr. Larson served as senior vice president, finance of Anadarko where he oversaw treasury, investor relations, internal audits and acquisitions and divestitures. From 1995 to 2002, Mr. Larson served as vice president and controller of Anadarko where he was responsible for accounting, financial reporting, budgeting, forecasting and tax. Prior to that, he held various tax and financial positions within Anadarko after joining the company in 1981. Mr. Larson is a current member of the American Institute of Certified Public Accountants, Financial Executives International, Tax Executives Institute and the National Association of Corporate Directors. Mr. Larson also serves on the Board of EV Management, LLC, general partner of EV Energy GP, L.P., which is the general partner of EV Energy Partners, L.P., a Houston-based publicly traded limited partnership engaged in acquiring, producing and developing oil and gas properties. He received his BBA degree in business from the University of Iowa.

Mr. Larson has significant management experience in the exploration and production of oil and gas on an international as well as domestic level. Mr. Larson also has substantial experience in corporate finance matters and in serving on the board of a publicly traded limited partnership operating in the oil and gas industry.

William D. Sullivan is an independent director of our general partner and has served as a member of the Audit Committee of our general partner’s Board since July 2011. Mr. Sullivan has served as a member of TETRA’s board of directors since August 2007. Mr. Sullivan currently serves on TETRA’s nominating and corporate governance committee and management and compensation committee. Mr. Sullivan also served on TETRA’s reserves committee during 2011 and 2012, until its dissolution in February 2012. Mr. Sullivan is the non-executive chairman of the board of directors of SM Energy Company, a publicly traded exploration and production company. Mr. Sullivan is also a director and serves on the audit, nominating and corporate governance and conflicts, and compensation committees of Legacy Reserves GP, LLC, the general partner of Legacy Reserves, LP, a publicly traded limited partnership holding oil and gas producing assets, primarily in the Permian Basin and Rocky Mountain areas. Mr. Sullivan is a director and serves on the conflicts and audit committees of Targa Resources Partners GP, LLC, the general partner of Targa Resources Partners LP, a publicly traded limited partnership focused on mid-stream gas gathering, processing, liquids fractionation, and transportation. From 1981 through August 2003, Mr. Sullivan was employed in various capacities by Anadarko Petroleum Corporation, most recently as executive vice president, exploration and production. Mr. Sullivan has been retired for the past five years. Mr. Sullivan received his B.S. degree in Mechanical Engineering from Texas A&M University.

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

Ronald J. Foster has served as President and a director of our general partner since October 31, 2008. Mr. Foster served as President and a director of Compressco, Inc. from October 1, 2008 until October 1, 2012. From August 2002 to September 2008, Mr. Foster served as Senior Vice President of Sales and Marketing of Compressco, Inc. Mr. Foster has over 30 years of energy-related work experience that also includes positions with Wood Group, Halliburton and Dresser. He is an active member of several regional industry trade organizations, including the American Petroleum Institute (API), the Society of Petroleum Engineers (SPE) and the Oklahoma Independent Petroleum Association (OIPA). Mr. Foster attended Oklahoma State University, earning a B.S. degree in Economics in 1978.

Mr. Foster’s long-term involvement with us, first in sales and marketing and currently as our President, provides our Board with an in-depth source of knowledge regarding our customers, our operations, and the markets and geographies in which we operate.

James P. Rounsavall has served as Chief Financial Officer of our general partner since April 2012. Mr. Rounsavall served as Chief Financial Officer of Compressco, Inc. from April 2012 until October 1, 2012. From July 2011 through April 2012, Mr. Rounsavall served as Controller of our general partner and Controller of Compressco, Inc. From June 2008 until July 2011, Mr. Rounsavall served as the controller and in various other roles for Mustang Engineering, a global provider of engineering and construction services supporting the oilfield, chemical, process and industrial industries. From March 2008 until June 2008, Mr. Rounsavall provided consulting services. From March 2006 until March 2008, Mr. Rounsavall served as regional controller, and then regional vice president of finance of Worley Parsons Corporation, a global provider of engineering and professional services. From 1998 until 2006, Mr. Rounsavall served in various roles with Halliburton Company ultimately serving as controller, U.S. Western area. Prior to that Mr. Rounsavall was with Weatherford Enterra and Ernst & Young. Mr. Rounsavall received a Bachelor of Accountancy from the University of Houston and a Bachelor of Science in Business Administration from the University of Arkansas. Mr. Rounsavall is a Certified Public Accountant.

Kevin W. Book has served as Vice President of International Operations of our general partner since October 31, 2008 and also served as Vice President – International Operations of Compressco, Inc. from May 2008 until October 1, 2012. Mr. Book joined Compressco, Inc. in 2001 and served a significant role in establishing and growing Compressco Canada, Inc., from its inception to its current level of activity. In May 2008 was promoted to Vice President – International Operations of Compressco, Inc. from Vice President – Canada. Mr. Book has over eleven years of experience in the oil and gas industry. Mr. Book holds a B.S. degree in Petroleum Engineering with Special Distinction from the University of Oklahoma, and a B.S. degree in Mathematics with Distinction from the University of Alberta.

Larry W. Brickman has served as Vice President of Field Services of our general partner since October 31, 2008. Mr. Brickman served as Vice President of Field Services of Compressco, Inc. from February 2006 until October 1, 2012. Mr. Brickman was employed with Compressor Systems, Inc. from October 1998 until February 2006. Mr. Brickman has over nine years of experience in the oil and gas industry. Mr. Brickman earned his Associates Degree in Automotive Technology from Oklahoma State University Okmulgee.

Board Meetings and Committees

During 2012, the Board held six meetings. The standing committees of the Board during 2012 consisted of an Audit Committee and a Conflicts Committee that was formed in April 2012. During 2012, the Audit Committee held five meetings, and the Conflicts Committee did not meet formally.

Audit Committee. The Audit Committee is currently composed of Mr. Larson, as Chairman, and Messrs. Harrison and Sullivan. Mr. Hertel, who was a member of the Audit Committee during 2012, resigned from his position as a member of the committee upon Mr. Harrison’s appointment to the committee in April 2012. The purposes of the Audit Committee are to (i) oversee the financial and reporting processes of the Partnership and the general partner, and the audit of the Partnership’s financial statements, (ii) assist the Board in fulfilling its oversight responsibilities with regard to the integrity of the Partnership’s financial statements, the Partnership’s and the general partners’ compliance with legal and regulatory requirements, the qualifications, independence and performance of the Partnership’s independent registered public accounting firm, and the effectiveness and performance of the Partnership’s and the general partner’s internal audit function, and (iii) perform such other functions as the Board may assign from time to time. The Audit Committee has sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms, and approve any non-audit service to be performed by our independent registered public accounting firm. To promote the independence of its audit, the Audit Committee consults separately and jointly with the independent registered public accounting firm, our internal auditor, and management.

As required by NASDAQ and SEC rules regarding audit committees, the Board has reviewed the qualifications of the Audit Committee and has determined that no current committee member has a relationship with us that might interfere with the exercise of his independence from us or our affiliates. Included within such determination, the Board has also determined that Messrs. Larson, Harrison and Sullivan are independent as defined in Section 10A of the Exchange Act and as defined in the listing standards of the NASDAQ. In addition, the Board has determined that Mr. Larson, the Chairman of the Audit Committee, is an audit committee financial expert within the definition established by the SEC. Mr. Hertel, who resigned from the Audit Committee in April 2012 upon the appointment of a third independent committee member, is not independent.

Conflicts Committee. The Conflicts Committee, which was formed in April 2012, is currently composed of Mr. Harrison, as Chairman, and Mr. Larson. The purposes of the Conflicts Committee are to (i) as requested by the Board, review and evaluate any potential conflicts of interest between us and our general partner or its affiliates or us and TETRA or its subsidiaries or affiliates, and (ii) carry out any other duties assigned by the Board that relate to potential conflicts of interest between us and our general partner or its affiliates or us and TETRA or its subsidiaries or affiliates. The Conflicts Committee has the sole authority to retain and terminate any consultants, attorneys, independent accountants or other service providers to assist it in the evaluation of conflicts matters, including the sole authority to approve their fees and other terms of retention.

As required by the First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P. (the Partnership Agreement), the Board has reviewed the independence of Messrs. Harrison and Larson and has determined that each of them meets the independence standards established thereunder as required for service on the Conflicts Committee. Included within such determination, the Board has also determined that Messrs. Harrison and Larson are independent as defined in Section 10A of the Exchange Act and independent as defined in the listing standards of the NASDAQ.

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

To our knowledge, and based solely on our review of the copies of such reports and written representations provided to us by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our executive officers, directors and 10% holders were complied with in a timely manner.

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

This Compensation Discussion and Analysis (“CD&A”) is designed to provide an understanding of our compensation philosophy and objectives and insight into the process by which our specific compensation practices are established. Historically, including the year ended December 31, 2012, the Management and Compensation Committee of TETRA’s Board of Directors (the “Management and Compensation Committee”), has been responsible for the oversight of compensation programs that apply to a broad-base of our employees, and for specific compensation decisions that relate to the President and other officers of our general partner named in the Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”) and other employees of our general partner or TETRA designated as our senior officers (together with our NEOs, “Senior Management”). We have not formed, and do not intend to form, a compensation committee, and for the immediate future the Board intends to continue to delegate oversight of certain aspects of our compensation programs to the Management and Compensation Committee. Our general partner’s executive officers serve at the discretion of the Board.

Our relationship with our general partner and TETRA relating to the personnel necessary to operate our business is governed by the Omnibus Agreement dated June 20, 2011 among us, our general partner and TETRA (the “Omnibus Agreement”). Under the terms of the Omnibus Agreement, we reimburse our general partner and TETRA for all expenses incurred on our behalf, including the compensation of employees of our general partner and TETRA who perform services on our behalf. The compensation expense allocated to us in 2012 with respect to each of our NEOs was 100% of their total compensation, since each of our NEOs devote virtually all of their business time to our operations. Accordingly, the compensation disclosed herein for our NEOs reflects all of the compensation expense that is payable by us under the Omnibus Agreement with regard to such individuals. Please read the section titled “Certain Relationships and Related Party Transactions,” below for additional information regarding our reimbursement of expenses.

Executive Summary

We are a provider of compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and, in certain circumstances, well monitoring services and sand separation services. We provide our services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region.

As a result of our relationship with TETRA, the compensation of our NEOs is structured in a manner similar to TETRA’s compensation of its executive officers. In addition, the compensation policies and practices of our general partner are similar to those of TETRA. Our compensation policies and practices for fiscal year 2012 were strongly impacted by our improved financial results during 2012 compared to the prior year. Despite significantly lower natural gas prices throughout most of 2012 as compared to 2011, our service revenues increased due to growth in our Latin American and other international operations and improved overall utilization of our existing fleet, including utilization in unconventional applications. This strong performance, together with a favorable outlook for additional growth fueled by our continuing capital investments, enabled us to increase the amount of our quarterly distribution in two consecutive 2012 quarters. The Management and Compensation Committee gave significant weight to our improved 2012 performance in its consideration of our executive compensation.

The following are some of the key actions and decisions with respect to our executive compensation program for 2012 that were made by the Board and the Management and Compensation Committee.

•         Independent Compensation Consultant. In September 2011, the Management and Compensation Committee retained the services of Frost HR Consulting (formerly Stone Partners, Inc.), an independent human resources consulting firm, to recommend for us a peer group of publicly traded partnerships distinct from TETRA’s peer group, provide comparisons of compensation offered by our peer group and reflected in industry-based survey data, and assist the committee in its consideration of changes to our 2012 compensation.

•         Adoption of Procedures for Grants of Awards. In May 2012, our Board and the Management and Compensation Committee each adopted the Procedures for Grants of Awards Under the Compressco Partners, L.P. Incentive Compensation Plans (the “Grant Procedures”) to assist in the administration of our equity compensation plans. The Grant Procedures provide guidelines under which our Board and the Management and Compensation Committee may make annual and other awards to our eligible employees, non-employee directors and consultants.

•         Grants of Performance Phantom Unit Awards to Senior Management. Our general partner believes that tying a significant portion of our Senior Management’s compensation directly to unitholder returns and our financial performance is an important aspect of our total compensation program. On May 27, 2012, in addition to phantom unit awards that vest based on the passage of time granted to our Senior Management and a broad-base of our employees, the Board granted performance phantom unit awards to members of our Senior Management that would be earned only if we attained an established distributable cash flow per outstanding unit performance objective by year-end 2012. These awards, together with annual cash incentive opportunities, weighted the total compensation of our President, Mr. Foster, and our other NEOs significantly toward improved performance.

The following pie charts show the target allocation of the base salary, annual performance incentive and long-term performance incentive elements of our President’s and other NEOs’ compensation for fiscal year 2012:

* All Other Compensation includes the employer paid portion of life, health and disability insurance benefits, matching contributions under our 401(k) Retirement Plan, cash payment of accrued distributions paid upon vesting of restricted unit awards that relate to our common units, and for Messrs. Book and Brickman, an annual car allowance.

•         Actual 2012 Compensation. For fiscal year 2012, actual cash compensation paid to our President, Mr. Foster, was $421,273, consisting of $275,000 in base salary and $146,273 as the earned portion of his 2012 annual performance award under TETRA’s Cash Incentive Compensation Plan. Mr. Foster was also granted a long-term award of phantom units during 2012 with an aggregate grant date fair value of $105,415 and an award of annual performance phantom units with a maximum grant date value of $69,878 that vested in full at year-end based on our achievement of the distributable cash flow per outstanding unit performance objective. In addition, Mr. Foster received $18,208 of other compensation during 2012.

The following pie charts show the allocation of the elements of Mr. Foster’s actual compensation and the allocation of the elements of our other NEOs’ average actual compensation for fiscal year 2012, as set forth in the Summary Compensation Table:

* All Other Compensation includes the employer paid portion of life, health and disability insurance benefits, matching contributions under our 401(k) Retirement Plan, cash payment of accrued distributions paid upon vesting of restricted unit awards that relate to our common units, and for Messrs. Book and Brickman, an annual car allowance.

In addition to the actions described above, we have implemented and continue to maintain compensation practices that we believe contribute to good governance.

•         In June 2011, the Board adopted the Compressco Partners GP Inc. Insider Trading Policy, which provides guidelines with respect to transactions in our securities for the purpose of promoting compliance with applicable securities laws. All of our directors, officers, employees and consultants are subject to the policy. The policy prohibits purchases of our common units on margin, short sales of common units, and the buying or selling of puts or calls on our common units.

•         We employ our NEOs on an “at will” basis under employment agreements similar to those executed by all our employees. As of the filing date of this Annual Report, none of our current NEOs has any guaranteed arrangements for cash compensation or severance upon a change-in-control and none of our NEOs are provided any gross-up payments.

•         Our compensation consultant is retained directly by the Management and Compensation Committee and does not provide any services to management.

Oversight of Executive Compensation Program

The Board has appointed the Management and Compensation Committee to discharge many of its responsibilities relating to the compensation of our executive officers. The Management and Compensation Committee is composed entirely of independent, non-management members of TETRA’s Board of Directors, and each member is compensated by fees and equity compensation from TETRA. With the exception of Mr. Sullivan, who is also a director of our general partner and receives compensation for his services to us in the form of equity compensation granted under the Compressco Partners, L.P. 2011 Long Term Incentive Plan, no Management and Compensation Committee member participates in any of our employee compensation programs. In its annual review process, TETRA’s Board of Directors has determined that none of the Management and Compensation Committee members have any material business relationships with us.

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

Overview of Compensation Philosophy and Objectives

In order to recruit and retain highly qualified and competent individuals as Senior Management, we strive to maintain a compensation program that is competitive in the labor markets in which we operate. Our guiding philosophy is to maintain an executive compensation program that will attract, retain, motivate and reward highly qualified and talented individuals to enable us to perform better than our competitors. The following are our key objectives in setting the compensation programs for our Senior Management:

•         design competitive total compensation programs that enhance our ability to attract and retain knowledgeable and experienced Senior Management;

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

Implementation and Management of Compensation Programs

Role of the Management and Compensation Committee. Prior to the June 2011 completion of the offering, the Management and Compensation Committee annually reviewed compensation paid to our President, Mr. Foster, in his role as a senior manager of Compressco, Inc., a subsidiary of TETRA. Mr. Foster made specific compensation recommendations for our other NEOs and Senior Management to TETRA’s CEO and in some cases, changes in compensation resulting from those recommendations were subject to the approval of the Management and Compensation Committee. Following the completion of the offering, the Board appointed the Management and Compensation Committee to discharge many of its responsibilities relating to the compensation of our executive officers. With regard to certain actions that must be taken directly by the Board, the Management and Compensation Committee provides recommendations to the Board that are consistent with our compensation philosophy, programs, and objectives, which are largely a reflection of TETRA’s compensation philosophy, programs and objectives.

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

Role of Compensation Consultant. In September 2009, after interviewing a number of consulting firms, the Management and Compensation Committee retained the services of Frost HR Consulting (formerly Stone Partners, Inc.), an independent human resources consulting firm, to provide an analysis of TETRA’s 2009 compensation program and make recommendations for 2010 compensation, which included the compensation of many of the individuals now comprising our Senior Management. The Management and Compensation Committee utilized Frost HR Consulting at various times throughout 2010 and 2011 to provide advice and guidance with respect to implementation of certain of its recommendations and the potential impact of evolving compensation trends and regulatory initiatives on our compensation programs.

Frost HR Consulting does not provide other services to us, to our general partner, or to TETRA, has procedures in place to prevent conflicts of interest, and does not have a business or personal relationship with any of the executive officers of our general partner, any of TETRA’s executive officers, or any member of the Management and Compensation Committee. The individual consultants involved in the engagement do not own our limited partner units, nor do they own TETRA’s common stock. The Management and Compensation Committee discussed these considerations and concluded that there are no conflicts of interest with respect to the consulting services provided by Frost HR Consulting.

In September 2011 the Management and Compensation Committee retained the services of Frost HR Consulting to provide an analysis of our 2011 compensation and assist the committee in its consideration of our 2012 compensation program, including appropriate peer comparisons and the potential impact of evolving compensation trends and regulatory initiatives. Frost HR Consulting delivered to the committee two separate analyses. The first analysis covered TETRA’s CEO, its other named executive officers and other members of its senior management, including our President and our other NEOs, and treated Compressco Partners as a wholly owned subsidiary of TETRA. The second analysis covered only our President and our other NEOs, and treated Compressco Partners as a stand-alone, publicly traded master limited partnership with a peer group of similar entities distinct from TETRA’s peer group. For the purpose of evaluating our 2012 compensation program, the Management and Compensation Committee considered the data included in the second analysis. The peer group included:

Atlas Pipeline Partners, L.P.	Calumet Specialty Products Partners, L.P.	Crosstex Energy, L.P.
Eagle Rock Energy Partners, L.P.	Exterran Partners, L.P.	Genesis Energy, L.P.
Global Partners LP	Legacy Reserves LP	Martin Midstream Partners L.P.
Pioneer Southwest Energy Partners L.P.	Targa Resources Partners LP

In December 2011, the Management and Compensation Committee met to review and discuss the Frost HR Consulting analysis and our President’s year-end compensation report, and to consider prospective changes to 2012 compensation for our NEOs. A representative of Frost HR Consulting was in attendance at the Management and Compensation Committee’s December 2011 meeting to review the analysis and respond to the committee’s questions with, and without, our President and TETRA’s CEO present.

In its analysis, Frost HR Consulting utilized data regarding the above listed peer group as well as data from  the Stone Partners Oilfield Services and Manufacturing Industry Executive Compensation Survey 2011, the Mercer Energy and Executive Compensation Surveys 2011, and the Towers Watson Top Management Compensation

Survey 2011 to compare base salary, annual cash incentives and long-term incentives paid or available to our NEOs to the 25th, 50th and 75th percentiles of the averaged peer group and survey data, employing scope factors or regression analysis to predict compensation levels for certain positions, and aging the averaged results 3.5% to approximate compensation levels as of January 1, 2012. In its report and in comments to the Management and Compensation Committee, Frost HR Consulting noted that most of the above data sources provide compensation information for entities that are, on average, much larger than Compressco Partners. Frost HR Consulting therefore recommended that our NEOs compensation be evaluated in the context of the 25th to 50th percentiles of the averaged peer group and survey data.

Role of our President. Our President makes recommendations to the Management and Compensation Committee with regard to salary adjustments and the annual and long-term incentives to be provided to our Senior Management, excluding himself. Based upon his judgment and experience and in consultation with TETRA’s CEO, taking into consideration available industry-based compensation surveys, peer group compensation data and other data and analyses, including data provided by the Management and Compensation Committee’s consultant, if one is retained for that year, our President annually reviews with the Management and Compensation Committee specific compensation recommendations for Senior Management. In preparation for these evaluations, our President prepares a year-end compensation report that includes industry-based and peer group compensation data, data generated by any compensation consultant engaged by the Management and Compensation Committee, and our President’s personal evaluation of the performance of each member of Senior Management. The President’s compensation report presents current and historical annual base salaries, annual incentive targets, annual incentives earned and the values of outstanding equity-based and other long-term compensation in a tally sheet format, to provide the Management and Compensation Committee with a detailed picture of how the various components of total compensation paid or to be paid to each member of Senior Management, including himself, aggregate in the current year and over a multi-year historical period.

In its review of our President’s compensation report and its consideration of whether changes in compensation recommended by the President are in line with our overall compensation philosophy, current competitive market conditions, and current economic conditions, the Management and Compensation Committee considers the President’s performance evaluations of and compensation recommendations for each member of Senior Management as well as its own performance evaluations of Senior Management, the performance evaluation and compensation recommendations of TETRA’s CEO, and, if a compensation consultant is retained for that year, the analysis and report of the compensation consultant. The Management and Compensation Committee reviews our President’s compensation report among themselves and with our President and TETRA’s CEO and approves any prospective changes in compensation for Senior Management other than our President. The Management and Compensation Committee, in an executive session that includes TETRA’s CEO, establishes the compensation for our President. If changes in base salary for members of Senior Management are approved, the Management and Compensation Committee generally gives our President discretion as to when the prospective changes are made effective during the following year.

Timing of Compensation Decisions. Our President typically distributes his year-end compensation report to the Management and Compensation Committee, TETRA’s CEO and our Board prior to TETRA’s December board and committee meetings. The Management and Compensation Committee reviews our President’s compensation report, information and recommendations provided by its compensation consultant, if any for that year, and such other information it considers relevant, and typically approves prospective changes in compensation for employees over which it has decision-making authority that may be implemented during the following year at the discretion of our President. Also at its December meeting, the Management and Compensation Committee typically reviews a preliminary estimate of the aggregate amount of annual cash incentive compensation that may be awarded based on performance. The actual aggregate amount of the annual cash incentive compensation available for awards is finalized and approved and the specific amounts to be paid to our Senior Management, including Mr. Foster, are reviewed and approved by the Management and Compensation Committee at a meeting in February of the following year prior to payment, based upon audited full year financial results.

Compensation Elements

We strongly believe that Senior Management should be compensated with a package that includes the following three elements: salary, performance-based cash incentive compensation, and equity incentive compensation. A significant portion of the total prospective compensation paid to each member of Senior Management should be tied to measurable financial and operational objectives. These objectives may include absolute performance and performance relative to a peer group. During periods when performance meets or exceeds established objectives, Senior Management should be paid at or above the levels targeted for such objectives. When key objectives are not met, incentive award payments, if any, should be less than levels targeted for such objectives. The Management and Compensation Committee seeks to structure a balance between achieving strong short-term annual results and ensuring long-term viability and success. To reinforce the importance of this balance, we provide each member of Senior Management with both short-term and long-term incentives. Historically, short-term incentive opportunities for Senior Management have been in the form of annual cash incentives based on both objective performance criteria and subjective criteria. In 2012, our Senior Management’s short-term incentive opportunities were expanded to include equity awards, the value of which is determined by our attainment of an established financial performance objective at the end of the performance period. Historically, long-term incentives have included equity awards that typically vest over multiple years and performance-based cash awards that vest at the end of a three-year period based on the level of attainment of established performance objectives. While the mix of salary, annual cash incentives and long-term incentives earned by Senior Management can vary from year-to-year depending on individual performance and on our overall performance, the Management and Compensation Committee believes that long-term incentives, the potential future value of which is heavily contingent on our long-term success, should constitute a significant portion of total compensation in any one year.

Salary. We believe that a competitive salary program is an important factor in our ability to attract and retain talented Senior Management employees. The Management and Compensation Committee typically reviews relevant peer group or industry survey compensation data and analysis provided by its compensation consultant, if one is retained for that year, to ensure that our salary program is competitive. In this respect, the Management and Compensation Committee uses the survey data and compensation offered by peer companies as a market check on the salaries and other elements of compensation it establishes. The Management and Compensation Committee reviews the salaries of all members of our Senior Management at least annually. Base salaries may be adjusted for performance, which may be individual or company-wide performance, expansion of duties or changes in market salary levels. In considering salary adjustments each year, the Management and Compensation Committee gives weight to the foregoing factors, with particular emphasis on corporate performance goals, our President’s analysis of each individual’s performance and his specific compensation recommendations. However, the Management and Compensation Committee does not rely on formulas and considers all factors when considering salary adjustments.

In its December 2011 consideration of prospective adjustments to base salary levels for 2012, the Management and Compensation Committee reviewed the Frost HR Consulting analysis of our Senior Management compensation and noted that our President’s 2011 base salary was 55.5% of market median base salary levels, while base salaries for our other NEOs were an average 73.6% of market median base salary levels. With regard to our NEOs other than our President, the Management and Compensation Committee also considered our President’s evaluation of each individual’s performance during 2011 and, with regard to our President, the committee considered the evaluation of our President’s performance provided by TETRA’s CEO. The Management and Compensation Committee weighed each of these factors and considered the increased responsibilities of Mr. Foster as President of a publicly traded limited partnership and approved an increase in base salary of 10.0% for Mr. Foster. In addition, the Management and Compensation Committee gave Mr. Foster the authority to increase other NEO base salaries during 2012, subject to the parameters set by the committee, at his discretion. An increase in base salary of 8.7% for Mr. Brickman was made effective as of January 2, 2012, and an increase in base salary of 2.2% for Mr. Book was made effective as of January 28, 2012. In April 2012, in connection with his appointment to the position of Chief Financial Officer, the Management and Compensation Committee approved an increase in Mr. Rounsavall’s annual base salary from $180,000 to $195,000. The following table sets forth the 2012 base salaries that were effective for our current NEOs as well as Mr. McBride, who served as our Chief Financial Officer for a portion of the year:

Name	Title	Base Salary
Ronald J. Foster	President	$275,000
James P. Rounsavall	Chief Financial Officer, Treasurer and Secretary	195,000
Kevin W. Book	Vice President of International Operations	205,000
Larry W. Brickman	Vice President of Field Services	163,000
Gary L. McBride	Former Chief Financial Officer, Treasurer and Secretary	180,500

Performance-Based Cash Incentives. NEOs and other key employees of Compressco are eligible to receive annual performance-based cash incentive awards pursuant to TETRA’s Cash Incentive Compensation Plan. The Cash Incentive Compensation Plan was adopted by TETRA’s Board of Directors in 2010 to provide greater focus on TETRA’s strategic business objectives, further its compensation philosophy, emphasize pay-for-performance, and provide competitive compensation opportunities.

Annual Performance-Based Cash Incentives. While the amount of each award paid to members of our Senior Management under TETRA’s Cash Incentive Compensation Plan is subject to the discretion of the Management and Compensation Committee, the plan provides for award opportunities, calculated as a percentage of base salary, based on financial and nonfinancial performance measures. For each annual incentive award opportunity, a threshold, target and stretch performance objective is established for each applicable performance measure and the amount of the award payment that may be received is based on the level of achievement of such performance objectives, subject to the discretion of the Management and Compensation Committee. In addition, recipients of annual incentive awards have the opportunity to participate in an award pool that may be established under the Cash Incentive Compensation Plan for achievement in excess of designated stretch performance objectives.

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

Under the Cash Incentive Compensation Plan, financial and nonfinancial performance measures may be based on the performance criteria described in the plan or on such other measures as may be determined by the Management and Compensation Committee. With the completion of the offering on June 20, 2011, we became obligated to pay quarterly cash distributions on our outstanding units. Recognizing that our ability to make quarterly cash distributions would be an important factor in our success, the Management and Compensation Committee elected to use “distributable cash flow” (defined as our earnings before interest, taxes, and depreciation and amortization plus (i) the non-cash cost of compressors sold, and (ii) non-cash equity compensation expenses, minus (i) interest expense, (ii) income tax expense and withholding, and (iii) maintenance capital expenditures) as one of our performance measures for the 2012 fiscal year. Other performance measures for 2012 annual incentive awards to our NEOs include: (i) our profit before taxes; (ii) the net number of compressor units we placed into service during 2012; (iii) health, safety and environmental metrics; and (iv) personal objectives. The following table sets forth the 2012 annual incentive award opportunities established by the Management and Compensation Committee as a percentage of base salary for our President and other current NEOs, and for Mr. McBride, under the Cash Incentive Compensation Plan:

	Threshold	Target	Stretch
Ronald J. Foster	9%	45%	72%
James P. Rounsavall	5%	25%	40%
Kevin W. Book	5%	25%	40%
Larry W. Brickman	5%	25%	40%
Gary L. McBride	5%	25%	40%

For the 2012 plan year, the specific target performance objectives and the relative weight of each performance measure established by the Management and Compensation Committee for annual cash incentive awards were: (i) distributable cash flow of $28.17 million, weighted 35%; (ii) profit before taxes of $22.09 million, weighted 15%; (iii) a net number of compressor units placed into service of 239 units, weighted 20%; (iv) health, safety and environmental metrics that represented, in most cases, a minimum 10% improvement versus prior year results, weighted 20%; and (v) personal objectives, weighted 10%.

Our financial and operational performance during 2012 was significantly improved compared to the prior year due to several key strategies led by our management team. First, during much of 2012, we invested expansion capital in Latin America in anticipation of increasing demand. The success of this growth strategy is evident in the significant increase in our Latin American service revenues for 2012, which helped to offset the weakness in domestic demand for our conventional applications caused by low natural gas prices during the first half of the year. Our sustained focus on expanding unconventional applications also increased utilization and benefited 2012 results. Due in large part to these two strategies, we placed a net 257 compressor units into service during 2012, thereby achieving 107.5% of the target performance objective for net sets established by the Management and Compensation Committee. Our financial results were also positively impacted during 2012 by this increased activity, as well as by cost reductions undertaken during 2012 and ongoing supply chain improvements. Our profit before taxes for 2012 was $19.7 million, or 89.1% of the target performance objective established by the Management and Compensation Committee, and our 2012 distributable cash flow was $31.6 million, or 112.0% of the target performance objective established by the Management and Compensation Committee. In addition, after reviewing our health, safety and environmental performance as measured by eight separate performance objectives, the Management and Compensation Committee determined that we reached 160% of our target performance objectives for the 2012 plan year.

In its consideration of the level of achievement of the personal objectives component of our NEOs’ 2012 performance measures, the Management and Compensation Committee weighed each individual’s contribution to our annual performance and our longer-term strategic goals, and other subjective factors. Given the significant improvement in our overall performance during 2012 and our success in surpassing target performance objectives established for net sets and distributable cash flow, the committee approved payment of 90% of the target personal objective award opportunities for our NEOs.

The following table sets forth the amounts earned by our NEOs for each performance measure established by the Management and Compensation Committee for the 2012 plan year. Mr. McBride, whose employment with us terminated prior to the end of the performance period, was ineligible to receive an award payment.

	2012 Plan Year Performance Measures
	Profit			Health, Safety		Total
	Before	Distributable		&	Personal	Earned
	Taxes	Cash Flow	Net Sets	Environmental	Objectives	Award

Ronald J. Foster
% of objective attained	89.1%	112.0%	107.5%	160.0%	90.0%
amount earned	$10,519	$55,811	$29,205	$39,600	$11,138	$146,273

James P. Rounsavall
% of objective attained	89.1%	112.0%	107.5%	160.0%	90.0%
amount earned	$4,144	$21,986	$11,505	$15,600	$4,388	$57,623

Kevin W. Book
% of objective attained	89.1%	112.0%	107.5%	160.0%	90.0%
amount earned	$4,356	$23,114	$12,095	$16,400	$4,613	$60,578

Larry W. Brickman
% of objective attained	89.1%	112.0%	107.5%	160.0%	90.0%
amount earned	$3,464	$18,378	$9,617	$13,040	$3,668	$48,167

Gary L. McBride
% of objective attained	n/a	n/a	n/a	n/a	n/a
amount earned	$–	$–	$–	$–	$–	$–

Equity Incentive Awards. Equity incentives, historically awards of TETRA stock options and restricted stock, and currently awards of Compressco Partners restricted units, phantom units and performance phantom units, comprise a significant portion of our NEOs’ total compensation package. The Management and Compensation Committee seeks to strike a balance between achieving short-term annual results and ensuring strong long-term success through its use of equity awards, which are geared toward longer-term performance as they generally, though not always, vest ratably over a three- or five-year period, and their values are materially affected by market price appreciation of the underlying security.

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

Our Board has appointed the Management and Compensation Committee to administer the 2011 Plan and grant awards under the plan as it relates to individuals who, with respect to the Partnership, are not subject to Section 16 of the Exchange Act and the rules and regulations promulgated thereunder. Our Board has retained the authority to grant awards to individuals who, with respect to the Partnership, are subject to Section 16 of the Exchange Act (“Section 16 Reporting Persons”), and to administer the 2011 Plan and awards thereunder as they relate to such individuals. Subject to the provisions of the 2011 Plan, the Management and Compensation Committee or our Board, as applicable, may (i) designate participants to whom awards may be granted; (ii) determine the type or types of awards to be made; (iii) determine the number of units covered by an award and the terms or conditions of an award, consistent with the terms of the 2011 Plan; (iv) determine whether, to what extent, and under what circumstances awards may be vested, settled, exercised, cancelled or forfeited; (v) interpret and administer the 2011 Plan, and any instrument or agreement relating to an award made under the 2011 Plan; (vi) establish, amend, suspend or waive any rules and regulations and appoint such agents as it deems appropriate for the proper administration of the 2011 Plan; (vii) make any other determination and take any other action that it deems necessary or advisable for the administration of the 2011 Plan; and (viii) correct any defect, supply any omission or reconcile any inconsistency in the 2011 Plan or in any award under the plan.

In May 2012, our Board and the Management and Compensation Committee each adopted the Procedures for Grants of Awards Under the Compressco Partners, L.P. Incentive Compensation Plans (the “Grant Procedures”) to assist in the administration of our equity compensation plans. The Grant Procedures provide guidelines under which our Board and the Management and Compensation Committee may make annual and other awards to our eligible employees, non-employee directors and consultants. With respect to the annual awards, it is presently contemplated that a grant of awards will be made to eligible employees and non-employee directors in May of each year. The Management and Compensation Committee will determine, after consultation with our Board and our President, the aggregate numbers of awards that will be made available in a particular broad-based grant each year. The Management and Compensation Committee will also determine for all participants other than Section 16 Reporting Persons and recommend to our Board for all Section 16 Reporting Persons, the vesting schedule(s), performance measures and specific target performance objectives applicable to performance-based awards, forms of restrictions and any other terms and conditions that may be applicable to awards, including terms and conditions applicable to any unit distribution rights or distribution equivalent rights that may be granted in tandem with an award of restricted units or phantom units. Our Board will review the recommended terms as they relate to Section 16 Reporting Persons and may adjust such terms. Following our Board’s consideration of the awards, our President will propose individual grants of particular types of awards totaling up to the aggregate numbers of such awards previously authorized by the Management and Compensation Committee. It is presently contemplated that such annual awards will have a grant date of May 27th. The Management and Compensation Committee and our Board, as applicable, will review and consider the individual grants proposed by our President and make any adjustments they consider appropriate. The Management and Compensation Committee will approve all final individual awards, except those awards proposed to be granted to Section 16 Reporting Persons, at a meeting of the committee or by consent in lieu of a meeting. The Management and Compensation Committee will recommend to our Board the approval of the proposed awards to Section 16 Reporting Persons. Our Board will review and consider the individual grants to Section 16 Reporting Persons recommended by the Management and Compensation Committee, make any adjustments it considers appropriate, and approve all final individual awards to Section 16 Reporting Persons at a meeting of the Board or by consent in lieu of a meeting.

With respect to the contemplated annual awards to be made to non-employee directors, it is anticipated that such awards will consist of restricted units or phantom units, as our Board may determine. Each award to a non-employee director will have an aggregate market value as of the date of grant equal to the amount of such director’s annual director fees, including any committee and committee chairman fees. Such annual awards will be approved at a meeting of the Board or by consent in lieu of a meeting, and it is presently contemplated that such annual awards will have a grant date of May 27th. Unless otherwise determined by the Board, one-third portions of such awards will become vested as of the date of grant, and additional one-third portions of such awards will vest on January 4th and May 27th of the subsequent year.

Awards other than annual grants may be made at different times in accordance with the Grant Procedures. The Management and Compensation Committee and the Board will consider refraining from making regularly scheduled and other awards if the committee, the Board or our executive management are aware of any material, non-public information regarding us or our affiliates.

On May 27, 2012, the Management and Compensation Committee and our Board approved awards of phantom units to our Senior Management and a broad-base of our employees. Each phantom unit award was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding. The phantom units and tandem DERs will vest ratably over the three-year period following the date of grant. In addition, on May 27, 2012, our Board granted awards of performance phantom units with tandem DERs to members of our Senior Management for the performance period of January 1, 2012 through December 31, 2012. Under the terms of the awards, phantom units would be earned based on our actual distributable cash flow (“DCF”) per limited partner unit for the performance period relative to the following performance objectives established by our Board:

DCF per Limited Partner Unit	Percentage of Phantom Units Earned
Less than $1.55	0%
$1.55 to $1.599	25%
$1.60 to $1.649	50%
$1.65 to $1.699	75%
$1.70 or greater	100%

On January 3, 2013, our Board determined that our DCF per limited partner unit for the 2012 performance period would exceed the $1.70 performance objective and approved 100% vesting of the awards.

The following table sets forth the number of phantom units and performance phantom units awarded to our NEOs during 2012 and the aggregate grant date fair value of such awards as determined in accordance with FASB ASC Topic 718. Mr. McBride, whose resignation as our Chief Financial Officer was effective prior to the annual grant, did not receive an equity award during 2012.

		Number of	Aggregate Grant
	Number of	Performance	Date Fair Value
	Phantom Units	Phantom Units	Of Unit Awards
Ronald J. Foster	7,920	5,250	$175,293
James P. Rounsavall	3,696	2,450	81,804
Kevin W. Book	3,696	2,450	81,804
Larry W. Brickman	3,696	2,450	81,804
Gary L. McBride	–	–	–

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

Tax Deductibility of Compensation

With respect to the deduction limitations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Nonetheless, the taxable compensation paid to each of the NEOs in 2012 was less than the Section 162(m) threshold of $1,000,000.

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

401(k) Plan. Due to our relationship with TETRA, our employees are eligible to participate in TETRA’s 401(k) Retirement Plan (the “401(k) Plan”), which is intended to supplement a participant’s personal savings and social security. Under the 401(k) Plan, eligible employees may contribute on a pretax basis up to 70% of their compensation, subject to an annual maximum established under the Code. Our general partner makes a matching contribution under the 401(k) Plan equal to 50% of the first 6% of a participant’s annual compensation that is contributed to the 401(k) Plan. All employees (other than nonresident aliens) who have reached the age of eighteen and have completed six months of service with us are eligible to participate in the 401(k) Plan.

Nonqualified Deferred Compensation Plan. Our Senior Management, directors, and certain other key employees have the opportunity to participate in TETRA’s Executive Nonqualified Excess Plan, which is an unfunded, deferred compensation program. Under the program, participants may defer a specified portion of their annual total cash compensation, including salary and performance-based cash incentive, subject to certain established minimums. The amounts deferred increase or decrease depending on the participant’s deemed investment elections from among hypothetical investment election options. Deferral contributions and earnings credited to such contributions are 100% vested and may be distributed in cash at a time selected by the participant and irrevocably designated on the participant’s deferral form. In-service distributions may not be withdrawn until two years following the participant’s initial enrollment. Notwithstanding the participant’s deferral election, the participant will receive distribution of his deferral account if the participant becomes disabled or dies, or upon a change in control. None of our NEOs participated in the Executive Nonqualified Excess Plan during 2012.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for the private use of country clubs, meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. Messrs. Book and Brickman receive car allowances each year, as do all of our sales and field service personnel who are not using company-owned vehicles. Further, our NEOs do not receive allowances or reimbursements for hunting and fishing camp costs or home security. During 2012, except for the car allowances for Messrs. Book and Brickman, no NEO received an allowance for any of the above or a reimbursement for any expense incurred for non-business purposes.

Severance Plan and Termination Payments

With the exception of the Separation and Release Agreement with Mr. McBride, as of the filing date of this Annual Report, we do not have a defined severance plan for, or any agreement with, any NEO that would require us to make any termination payments.

Separation and Release Agreement with Mr. McBride. On April 24, 2012, in connection with Mr. McBride’s resignation from the positions of Chief Financial Officer, Treasurer and Secretary of our general partner, we entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. McBride pursuant to which Mr. McBride received payment of his base salary through October 5, 2012, continued health care coverage for himself and his eligible dependents through October 5, 2012, an extension of the exercise period for all vested stock options previously awarded by TETRA through March 15, 2013, and accelerated vesting of the unvested portion of his June 20, 2011 restricted unit award under the Compressco Partners, L.P. 2011 Long Term Incentive Plan. In connection with the Separation Agreement, Mr. McBride remained available to assist Compressco Partners in facilitating an orderly transition through the termination of his employment on October 5, 2012.

Employment Agreements

The NEOs have entered into standard form employment agreements that are substantially identical to the form of agreement executed by all employees. Each of these employment agreements provide that the executives are employed on an “at will” basis, and for an indefinite period of time. Both we and the executive may terminate the agreement at any time. The agreements prohibit the executives from disclosing our confidential information or our affiliates’ confidential information during the employment relationship period or at any time following the employment period. The agreements do not provide for severance or change of control payments, nor do they govern specific compensation elements such as salary or bonus.

Change of Control Agreements

We currently do not have any change of control agreements with any NEO. However, TETRA’s 2007 Long Term Incentive Compensation Plan and 2011 Long Term Incentive Compensation Plan under which certain NEOs hold outstanding equity awards, do address change of control with respect to awards under the plans, including stock options and restricted stock. In relation to options and restricted stock awards, the Management and

Compensation Committee, at its sole discretion may, in the event of a change of control, accelerate vesting and/or the time at which outstanding options may be exercised under the various option agreements and eliminate restrictions relating to restricted stock. Similarly, under the Compressco Partners, L.P. 2011 Long Term Incentive Plan under which our NEOs hold outstanding equity awards, upon a change of control the Management and Compensation Committee, at its sole discretion, may eliminate restrictions relating to restricted units. Under the terms of TETRA’s Cash Incentive Compensation Plan, upon the occurrence of a change of control, all potential awards attributable to the performance period in which the change of control occurs will become payable on a pro rata basis at the target amounts of such awards, unless the Management and Compensation Committee determines otherwise.

Subject to the approval of proposed amendments to TETRA’s 2011 Long Term Incentive Compensation Plan by TETRA’s stockholders, it is anticipated that TETRA may enter into change of control agreements with certain members of its senior management, including Mr. Foster, that will provide certain benefits in the event of a qualifying termination of employment following a change in control of TETRA. The contemplated change of control agreements will incorporate a “double trigger” provision and it is anticipated that such agreements would provide a two-year protection period following a change in control of TETRA. To provide consistency with respect to Mr. Foster, if TETRA does offer such change of control agreement to Mr. Foster, we would expect either to join in such agreement or to offer a similar change of control agreement to Mr. Foster. Any such change of control agreement(s) would not result in payment of duplicate benefits to Mr. Foster and we expect that any such agreement(s) would place certain restrictions on Mr. Foster following termination of his employment in connection with a change of control.

Indemnification Agreements

We and each of our current directors and our NEOs have executed an indemnification agreement that provides that we will indemnify them to the fullest extent permitted by our First Amended and Restated Certificate of Limited Partnership, Bylaws, and applicable law. The indemnification agreement also provides that our directors and officers will be entitled to the advancement of fees as permitted by applicable law, and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall be indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as an officer or director, subject to the terms and conditions of that insurance. In addition, Messrs. Brightman, Foster, Hertel and Sullivan, in their capacities as directors and/or executive officers of TETRA, have executed indemnification agreements with TETRA that are substantially similar to the indemnification agreements executed by each of them in connection with their services to us, and they benefit from the protection of similar insurance.

Changes for Fiscal Year 2013

In December 2012, the Management and Compensation Committee met to review and discuss our President’s year-end compensation report and to consider prospective changes to 2013 compensation for our NEOs. The Management and Compensation Committee elected not to engage Frost HR Consulting during 2012 to provide an update of the peer comparisons and other analyses it performed during 2011. However, Mr. Foster, as an executive officer of TETRA, was included in the analyses performed by Frost HR Consulting in connection with the Management and Compensation Committee’s review of TETRA’s 2012 compensation programs.

Salary. In its December 2012 review of our NEO’s base salary levels, the Management and Compensation Committee considered our significantly improved operational and financial performance during 2012, our President’s evaluation of each individual’s contribution to this improvement, and with regard to our President, the committee considered the evaluation of our President’s performance provided by TETRA’s CEO. In considering prospective changes to base salary levels for 2013, the Management and Compensation Committee weighed each of these factors and approved 4% increases in base salary levels for Messrs. Foster, Book and Brickman. For Mr. Rounsavall, whose base salary was increased in April 2012 in connection with his appointment to the position of Chief Financial Officer, the Management and Compensation Committee approved a 2% increase in base salary. The following table sets forth the 2013 base salaries for our currently serving NEOs:

2013 Base Salary
Ronald J. Foster	$286,000
James P. Rounsavall	198,900
Kevin W. Book	213,200
Larry W. Brickman	169,520

Cash Incentive Compensation Plan. As part of its December 2012 review of NEO compensation, the Management and Compensation Committee reviewed a preliminary estimate of the aggregate amount of annual cash incentive compensation to be awarded based on 2012 performance under TETRA’s Cash Incentive Compensation Plan, and discussed the overall effectiveness of the plan in furthering our compensation philosophy. In its consideration of changes for the 2013 plan year, the Management and Compensation Committee did not specifically benchmark Cash Incentive Compensation Plan award opportunities relative to any survey or peer group data. The committee elected not to increase the levels of annual cash incentive opportunities for our NEOs for the 2013 plan year from the levels initially set for the 2010 plan year and maintained for the 2011 and 2012 plan years.

Under the Cash Incentive Compensation Plan, financial and nonfinancial performance measures may be based on the performance criteria described in the plan or on such other measures as determined by the Management and Compensation Committee. Performance measures for 2013 annual incentive awards to our NEOs include: (i) distributable cash flow; (ii) profit before taxes; (iii) the net number of compressor units placed into service during 2013; (iv) health, safety and environmental metrics; and (v) personal objectives. The Management and Compensation Committee assigned relative weightings to each of our NEOs’ 2013 performance measures of 35% on distributable cash flow, 15% on profit before taxes, 20% on the net number of compressor units placed into service during 2013, 20% on health, safety and environmental metrics, and 10% on personal objectives.

The following table sets forth the 2013 annual incentive award opportunities established by the Management and Compensation Committee as a percentage of base salary for our CEO and other currently serving NEOs under the Cash Incentive Compensation Plan:

	Threshold	Target	Stretch
Ronald J. Foster	9%	45%	72%
James P. Rounsavall	5%	25%	40%
Kevin W. Book	5%	25%	40%
Larry W. Brickman	5%	25%	40%

Equity Incentive Awards. It is anticipated that future awards of phantom units and performance phantom units will generally be made to our NEOs and other members of Senior Management on an annual basis. We anticipate that such awards will be granted under our 2011 Long Term Incentive Plan.

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

Submitted by the Board of Directors of Compressco Partners GP Inc.,

Geoffrey M. Hertel, Chairman

Stuart M. Brightman

Ronald J. Foster

James R. Larson

William D. Sullivan

Compensation of Executive Officers

Summary Compensation

The following table sets forth the compensation earned by (i) our President (“Principal Executive Officer”), (ii) our Chief Financial Officer (“Principal Financial Officer”), (iii) each of our other executive officers, and (iv) our former Chief Financial Officer who served as the Principal Financial Officer for a portion of 2012 (each a “Named Executive Officer”) for the fiscal years ended December 31, 2012, 2011 and 2010.

Summary Compensation Table

							Non-Equity
							Incentive
Name and				Stock/Unit		Option	Plan	All Other
Principal Position	Year	Salary	Bonus	Awards(1)		Awards(1)	Comp.(2)	Comp.(3)	Total
		($)	($)	($)		($)	($)	($)	($)

Ronald J. Foster	2012	$275,000	$–	$175,293		$–	$146,273	$18,208	$614,773
President	2011	250,000	6,146	548,168		–	53,854	13,119	871,287
	2010	250,000	–	87,210		86,565	25,763	8,228	457,766

James P. Rounsavall	2012	$190,962	$–	$81,804		$–	$57,623	$14,141	$344,529
CFO

Kevin W. Book	2012	$204,658	$–	$81,804		$–	$60,578	$25,310	$372,349
VP of International	2011	200,550	3,748	180,200		–	24,001	24,245	432,744
Operations	2010	199,081	–	19,584		19,403	11,481	19,239	268,788

Larry W. Brickman	2012	$163,000	$–	$81,804		$–	$48,167	$21,994	$314,964
VP of Field Services	2011	150,000	1,862	180,200		–	17,951	21,084	371,097
	2010	130,875	–	12,648		12,537	8,588	16,668	181,316

Gary L. McBride(4)	2012	$138,846	$–	$95,863	(5)	$–	$–	$19,408	$254,117
Former CFO	2011	171,600	3,173	180,200		–	21,601	10,774	387,348
	2010	162,700	–	19,584		19,403	9,315	6,216	217,218

(1)

The amounts included in the “Stock /Unit Awards” and “Option Awards” columns reflect the aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2012, 2011, and 2010, in accordance with FASB ASC Topic 718. Phantom unit awards and performance phantom unit awards granted under the Compressco Partners equity plan during 2012 relate to our common units and are valued at $13.31 per common unit in accordance with FASB ASC Topic 718. Restricted stock awards and option awards granted during 2010 under the TETRA equity plans relate to TETRA’s common stock and are valued at $10.20 per restricted share and $5.97 per option in accordance with FASB ASC Topic 718. A discussion of the assumptions used in the valuation of option awards granted under the TETRA equity plans may be found in “Note I – Equity-Based Compensation” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)

The amounts included in the “Non-Equity Incentive Plan Compensation” column for 2012, 2011 and 2010 reflect the actual amount of the annual cash incentive earned for performance during that year and paid in March of the following year under TETRA’s Cash Incentive Compensation Plan.

(3)

The amounts reflected represent the employer paid portion of life, health, and disability insurance benefits, matching contributions under our 401(k) Retirement Plan and annual car allowances during 2012, 2011 and 2010, and accrued distributions paid during 2012 upon vesting of restricted unit awards that relate to our common units.

(4)

Mr. McBride resigned from the positions of Chief Financial Officer, Treasurer and Secretary on April 24, 2012, but remained employed by us through October 5, 2012 under the terms of the Separation and Release Agreement between Compressco Partners GP Inc. and Mr. McBride dated April 24, 2012 (the “Separation and Release Agreement”).

(5)

Under the terms of the Separation and Release Agreement, all of the unvested restricted units granted to Mr. McBride on June 20, 2011 vested on October 13, 2012. Accordingly, the amount shown is the incremental fair value associated with the accelerated portion of such award, calculated in accordance with FASB ASC Topic 718.

Grants of Plan Based Awards

The following table discloses the actual number of phantom unit awards and performance phantom unit awards granted under the Compressco Partners, L.P. 2011 Long Term Incentive Plan during the fiscal year ended December 31, 2012 to each Named Executive Officer, including the grant date fair value of these awards, and the threshold, target and maximum amounts of the annual non-equity (cash) incentive granted under TETRA’s Cash Incentive Compensation Plan during the fiscal year ended December 31, 2012 to each Named Executive Officer.

Grants of Plan Based Awards Table

					Estimated
					Payouts		All Other		Grant
					Under		Option		Date
					Equity	All Other	Awards:	Exercise	Fair Value
		Estimated Payouts			Incentive	Stock	Number of	Price	of Stock
		Under Non-Equity			Plan	Awards:	Securities	of	and
	Grant	Incentive Plan Awards(1)			Awards(2) at Target	Number of	Underlying	Option	Option
Name	Date	Threshold	Target	Maximum		of Units(4)	Options	Awards	Awards
		($)	($)	($)	(#)	(#)	(#)	($/Share)	($)

Ronald J. Foster	2/16/2012	$24,750	$123,750	$247,500	–	–	–	$–	$–
	5/27/2012	$–	$–	$–	–	7,920	–	$–	$105,415
	5/27/2012	$–	$–	$–	5,250	–	–	$–	$69,878

James P. Rounsavall	2/16/2012	$9,750	$48,750	$97,500	–	–	–	$–	$–
	5/27/2012	$–	$–	$–	–	3,696	–	$–	$49,194
	5/27/2012	$–	$–	$–	2,450	–	–	$–	$32,610

Kevin W. Book	2/16/2012	$10,250	$51,250	$102,500	–	–	–	$–	$–
	5/27/2012	$–	$–	$–	–	3,696	–	$–	$49,194
	5/27/2012	$–	$–	$–	2,450	–	–	$–	$32,610

Larry W. Brickman	2/16/2012	$8,150	$40,750	$81,500	–	–	–	$–	$–
	5/27/2012	$–	$–	$–	–	3,696	–	$–	$49,194
	5/27/2012	$–	$–	$–	2,450	–	–	$–	$32,610

Gary L. McBride	2/15/2011	$9,025	$45,125	$90,250	–	–	–	$–	$–

(1)

The non-equity incentive plan awards granted on February 16, 2012 are the threshold, target and maximum amounts of the annual cash incentive granted for 2012 performance under TETRA’s Cash Incentive Compensation Plan. The actual amount of annual cash incentive earned for 2012 performance and paid in March 2013 for each of the NEOs was: Foster $146,273; Rounsavall $57,623; Book $60,578; and, Brickman $48,167. Mr. McBride terminated employment with us prior to the end of the performance period and did not earn an award for 2012 performance.

(2)

Consists of performance phantom unit awards granted on May 27, 2012 that may be earned for 2012 performance under the Compressco Partners equity plan. There were no threshold, target, or maximum number of units established and the number of units that may be earned were based on the performance criteria described in “Compensation Discussion and Analysis – Equity Incentive Awards.” The number of units shown is based on the probable outcome of the performance conditions on the date of grant. The awards vested on December 31, 2012 and were settled on January 4, 2013 based on maximum attainment of the distributable cash flow per outstanding unit performance objective. Performance phantom unit awards granted on May 27, 2012 are valued at $13.31 per common unit in accordance with FASB ASC Topic 718. Each award of performance phantom units was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding.

(3)

Phantom unit awards granted under the Compressco Partners equity plan vest over a three-year period at a rate of one-third per year beginning on the first anniversary date of the award and are valued at $13.31 per common unit in accordance with FASB ASC Topic 718. Each award of phantom units was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding stock option awards previously awarded by TETRA and classified as exercisable and unexercisable as of December 31, 2012 for each Named Executive Officer. The table also discloses the number and value of unvested restricted stock awards granted under the equity compensation plans maintained by TETRA as of December 31, 2012, assuming a market value of $7.59 per share (the closing price of TETRA’s common stock on December 31, 2012), and the number and value of unvested restricted unit awards and phantom unit awards granted under the Compressco Partners, L.P. 2011 Long Term Incentive Plan as of December 31, 2012, assuming a market value of $16.71 per unit (the closing price of our common units on December 31, 2012).

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
						Number of		Market Value
	Number of Securities					Shares of		of Shares of
	Underlying Unexercised			Option	Option	Stock or Units		Stock or Units
	Options			Exercise	Expiration	that Have		that Have
Name	Exercisable	Unexercisable		Price(1)	Date	Not Vested		Not Vested(2)
	(#)	(#)		($/Share)		(#)		($)

Ronald J. Foster	8,334	–		$8.3000	7/15/2014
Ronald J. Foster	10,201	–		$9.2067	12/28/2014
Ronald J. Foster	4,000	–		$23.0550	4/12/2016
Ronald J. Foster	4,000	–		$28.0750	5/12/2016
Ronald J. Foster	7,333	667	(3)	$21.1000	5/20/2018
Ronald J. Foster	31,500	–		$4.1700	4/9/2019
Ronald J. Foster	12,486	2,014	(4)	$10.2000	5/20/2020
Ronald J. Foster						1,425	(5)	$10,816
Ronald J. Foster						20,280	(6)	$338,879
Ronald J. Foster						7,920	(7)	$132,343
James P. Rounsavall						2,666	(6)	$44,549
James P. Rounsavall						3,696	(7)	$61,760
Kevin W. Book	10,500	–		$9.2667	12/9/2014
Kevin W. Book	2,000	–		$23.0550	4/12/2016
Kevin W. Book	2,000	–		$28.0750	5/12/2016
Kevin W. Book	4,583	417	(3)	$21.1000	5/20/2018
Kevin W. Book	6,000	–		$4.1700	4/9/2019
Kevin W. Book	2,798	452	(4)	$10.2000	5/20/2020
Kevin W. Book						320	(5)	$2,429
Kevin W. Book						6,666	(6)	$111,389
Kevin W. Book						3,696	(7)	$61,760
Larry W. Brickman	7,500	–		$18.8000	3/1/2016
Larry W. Brickman	5,500	500	(3)	$21.1000	5/20/2018
Larry W. Brickman	2,500	–		$4.1700	4/9/2019
Larry W. Brickman	1,808	292	(4)	$10.2000	5/20/2020
Larry W. Brickman						207	(5)	$1,571
Larry W. Brickman						6,666	(6)	$111,389
Larry W. Brickman						3,696	(7)	$61,760
Gary L. McBride	30,000	–	(8)	$8.3000	3/15/2013
Gary L. McBride	10,500	–	(8)	$9.2067	3/15/2013
Gary L. McBride	2,000	–	(8)	$23.0550	3/15/2013
Gary L. McBride	4,333	–	(8)	$21.1000	3/15/2013
Gary L. McBride	7,000	–	(8)	$4.1700	3/15/2013
Gary L. McBride	2,527	–	(8)	$10.2000	3/15/2013

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

(2)

Market Value is determined by multiplying the number of shares of TETRA’s stock or our units that have not vested by $7.59 (for restricted stock awards) or $16.71 (for restricted unit awards and phantom unit awards), the closing price of the applicable security on December 31, 2012.

(3)	The TETRA stock option award vested 20% on May 20, 2009, vests an additional 1.6667% of the award each month, and will become fully vested on May 20, 2013.
(4)	The TETRA stock option award vested 33.33% on May 20, 2011, vests an additional 2.7778% of the award each month, and will become fully vested on May 20, 2013.
(5)	The TETRA restricted stock award vested 33.33% on May 20, 2011, vests an additional 16.6667% of the award once every six months, and will become fully vested on May 20, 2013.
(6)	The Compressco Partners restricted unit award vested 33.34% on January 4, 2012 and 33.33% on January 4, 2013, and will vest an additional 33.33% on January 4, 2014.
(7)	The Compressco Partners phantom unit award will vest 33.34% on May 27, 2013, and will vest an additional 33.33% of the award on each of May 27, 2014 and 2015.
(8)	Under the terms of the Separation and Release Agreement, the TETRA stock options will expire and no longer be exercisable after March 15, 2013.

Option Exercises and Stock Vested

The following table sets forth certain information regarding restricted unit awards and performance phantom unit awards under the Compressco Partners, L.P. 2011 Long Term Incentive Plan that became vested and restricted stock awards under TETRA’s equity plans that became vested for each of our Named Executive Officers during the fiscal year ended December 31, 2012.

Option Exercises and Stock Vested Table

	Option Awards		Stock or Unit Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired on	Realized on	or Units Acquired	Realized on
Name	Exercise	Exercise	on Vesting	Vesting
	(#)	($)	(#)	($)

Ronald J. Foster	–	$–	18,587	$173,425
James P. Rounsavall	–	$–	3,852	$39,726
Kevin W. Book	–	$–	6,592	$62,994
Larry W. Brickman	–	$–	6,347	$62,180
Gary L. McBride	–	$–	10,520	$121,319

Nonqualified Deferred Compensation

TETRA maintains the TETRA Technologies, Inc. Executive Nonqualified Excess Plan, an unfunded, nonqualified deferred compensation plan that allows participants to defer a portion of their base salaries and performance-based compensation. As of December 31, 2012, none of the Named Executive Officers had elected to participate in this plan.

Potential Payments upon a Change of Control or Termination

With the exception of the Separation and Release Agreement with Mr. McBride, as of the filing date of this Annual Report, we do not have a defined severance plan for, or any agreement with, any Named Executive Officer that would require us to make any termination payments. We have previously entered into employment agreements with each Named Executive Officer that are substantially identical to the form of agreement executed by all of our employees. These agreements evidence the at-will nature of employment, and do not guarantee term of employment, salary, severance or change of control payments. Under TETRA’s 2007 Long Term Incentive Compensation Plan and 2011 Long Term Incentive Compensation Plan, the Management and Compensation Committee, at its discretion and on a case by case basis, may accelerate the vesting of restricted stock and/or the time at which outstanding options may be exercised upon the death, disability or retirement of participants. Under each of TETRA’s equity plans, the vesting of restricted stock and/or the time at which outstanding options may be exercised may be accelerated, at the discretion of the Management and Compensation Committee, upon the occurrence of a change of control. Similarly, under the Compressco Partners, L.P. 2011 Long Term Incentive Plan, the Management and Compensation Committee, in its sole discretion, may accelerate the vesting of restricted units upon the occurrence of a change of control. For purposes of this disclosure, we have assumed that no awards will receive accelerated treatment.

We do not currently have any change of control agreements with any NEO. However, subject to the approval of proposed amendments to TETRA’s 2011 Long Term Incentive Compensation Plan by TETRA’s stockholders, it is anticipated that TETRA may enter into change of control agreements with certain members of its senior management, including Mr. Foster, that will provide certain benefits in the event of a qualifying termination of employment following a change in control of TETRA. The contemplated change of control agreements will incorporate a “double trigger” provision and it is anticipated that such agreements would provide a two-year protection period following a change in control of TETRA. To provide consistency with respect to Mr. Foster, if TETRA does offer such change of control agreement to Mr. Foster, we would expect either to join in such agreement or to offer a similar change of control agreement to Mr. Foster. Any such change of control agreement(s) would not result in payment of duplicate benefits to Mr. Foster and we expect that any such agreement(s) would place certain restrictions on Mr. Foster following termination of his employment in connection with a change of control.

Separation and Release Agreement with Mr. McBride. On April 24, 2012, in connection with Mr. McBride’s resignation from the positions of Chief Financial Officer, Treasurer and Secretary of our general partner, we entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. McBride pursuant to which Mr. McBride received payment of his base salary through October 5, 2012, continued health care coverage for himself and his eligible dependents through October 5, 2012, an extension of the exercise period for all vested stock options previously awarded by TETRA through March 15, 2013, and accelerated vesting of the unvested portion of his June 20, 2011 restricted unit award. In connection with the Separation Agreement, Mr. McBride remained available to assist Compressco Partners in facilitating an orderly transition through the termination of his employment on October 5, 2012.

Director Compensation

As of January 1, 2012, each director who is not an employee of our general partner, TETRA, or any of its subsidiaries, receives annual compensation of $60,000 for attending regularly scheduled board meetings. This compensation is paid for the upcoming service year in the form of restricted unit awards or phantom unit awards that have an intended value of $60,000, prorated for such directors’ respective dates of election. Directors who are elected to service as the chairmen of our Conflicts Committee and Audit Committee receive additional annual compensation of $5,000 and $10,000, respectively, prorated from their respective dates of election, also paid in the form of restricted unit awards or phantom unit awards. All such awards of restricted units or phantom units are granted under the Compressco Partners, L.P. 2011 Long Term Incentive Plan. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors.

Directors who are also our officers or employees, or officers or employees of TETRA, do not receive any compensation for duties performed as our directors. Consequently, neither Mr. Foster, our President, nor Mr. Brightman, the President and Chief Executive Officer of TETRA, was compensated for his service to us as a director during 2012.

On April 19, 2012, in connection to his appointment to the Board of Directors on that date, Mr. Harrison received an award of 468 restricted units with an aggregate grant date fair market value of $6,781. Such award to Mr. Harrison, which represents the prorated portion of his annual compensation for the June 2011 through May 2012 service year, vested in its entirety on May 27, 2012.

On May 27, 2012, the Board approved awards of 4,508 phantom units with an aggregate grant date fair market value of $60,001 to Messrs. Harrison, Hertel, Larson, and Sullivan for their service as directors during the May 2012 through May 2013 service year. Also on May 27, 2012, Mr. Harrison received an additional award of 376 phantom units with a grant date fair market value of $5,005 for his service as chairman of the Conflicts Committee, and Mr. Larson received an additional award of 752 phantom units with a grant date fair market value of $10,009 for his service as chairman of the Audit Committee during the May 2012 through May 2013 service year. One-third of the phantom units so awarded became vested on May 27, 2012, and additional one-third portions of each award will vest on January 4, 2013 and May 27, 2013. A phantom unit is a notional unit that entitles the director to receive a common unit of the Partnership upon vesting of the phantom unit. Each award of phantom units to Messrs. Harrison, Hertel, Larson, and Sullivan was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding. DERs are subject to the same vesting restrictions and risk of forfeiture applicable to the corresponding phantom units. It is anticipated that directors will be appointed to the Board in May of each calendar year.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2012.

Director Compensation Table

	Fees Earned or	Unit	All Other
Name	Paid in Cash	Awards(1)	Compensation(2)	Total
	($)	($)	($)	($)

D. Frank Harrison	$–	$71,787	$181	$71,969
Geoffrey M. Hertel	–	60,001	1,210	61,211
James R. Larson	–	70,011	1,876	71,887
William D. Sullivan	–	60,001	1,814	61,816

(1)

Restricted units granted to Mr. Harrison on April 19, 2012 are valued at $14.49 per common unit in accordance with FASB ASC Topic 718. Phantom units granted to Messrs. Harrison, Hertel, Larson and Sullivan on May 27, 2012 are valued at $13.31 per common unit in accordance with FASB ASC Topic 718.

(2)	Includes cash distributions paid upon vesting of restricted units.

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

Management and Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board is not required to maintain, and does not maintain, a compensation committee. During 2012, Messrs. Brightman and Foster, who were directors of our general partner, were also executive officers of TETRA. All compensation decisions with respect to Mr. Brightman are made by TETRA and he does not receive any compensation directly from us or from our general partner. All compensation decisions with respect to Mr. Foster are made by TETRA and our general partner as described above, with the exception of equity awards under the Compressco Partners, L.P. 2011 Long Term Incentive Plan which, if awarded, are granted by our general partner’s Board. Please read Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” below, for information about relationships among us, our general partner, and TETRA.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth certain information with respect to the beneficial ownership of our units as of March 8, 2013, with respect to each person that beneficially owns five percent (5%) or more of our outstanding units, and with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

	Common	Percentage	Subordinated	Percentage	Percentage
Name and	Units	of	Units	of	of Total Units
Business Address	Beneficially	Common	Beneficially	Subordinated	Beneficially
of Beneficial Owner	Owned	Units(1)	Owned	Units(2)	Owned(3)

TETRA Technologies, Inc.(4)	6,427,257	69.4%	6,273,970	100.0%	81.7%
24955 I-45 North
The Woodlands, TX 77380

Stuart M. Brightman	17,500	*	–	–	*
Ronald J. Foster	8,719	*	–	–	*
D. Frank Harrison	3,797	*	–	–	*
Geoffrey M. Hertel	92,685	*	–	–	*
James R. Larson	6,888	*	–	–	*
William D. Sullivan	21,075	*	–	–	*
Kevin W. Book	4,956	*	–	–	*
Larry W. Brickman	2,465	*	–	–	*
James P. Rounsavall	3,155	*	–	–	*
Gary L. McBride	10,804	*	–	–	*
Directors and executive officers
as a group (10 persons)	172,044	1.1%	–	*	*

*	Less than 1%.
(1)	Reflects common units beneficially owned as a percentage of 9,266,297 common units outstanding.
(2)	Reflects subordinated units beneficially owned as a percentage of 6,273,970 subordinated units outstanding.
(3)	As a percentage of total limited partner interest.
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

The following table sets forth certain information with respect to the beneficial ownership of the common stock of TETRA as of March 8, 2013 with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

	Amount and Nature of		Percentage
Name of Beneficial Owner	Beneficial Ownership		of Class

Stuart M. Brightman	785,576	(1)	1.0%
Ronald J. Foster	86,665	(2)	*
D. Frank Harrison	–		*
Geoffrey M. Hertel	698,605	(3)	*
James R. Larson	–		*
William D. Sullivan	88,501		*
Kevin W. Book	38,806	(4)	*
Larry W. Brickman	19,367	(5)	*
James P. Rounsavall	–		*
Gary L. McBride	2,823		*
Directors and executive officers as a group (10 persons)	1,720,343	(6)	2.2%

*	Less than 1%
(1)	Includes 557,475 shares subject to options exercisable within 60 days of March 8, 2013.
(2)	Includes 79,998 shares subject to options exercisable within 60 days of March 8, 2013.
(3)	Includes 182,000 shares subject to options exercisable within 60 days of March 8, 2013.
(4)	Includes 28,575 shares subject to options exercisable within 60 days of March 8, 2013.
(5)	Includes 17,941 shares subject to options exercisable within 60 days of March 8, 2013.
(6)	Includes 865,989 shares subject to options exercisable within 60 days of March 8, 2013.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

	Number of Securities			Number of Securities
	to be Issued upon		Weighted Average	Remaining Available for Future
	Exercise of		Exercise Price of	Issuance under Equity Comp.
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants or Rights		Warrants, or Rights	Shown in the First Column)

Equity compensation plans
approved by security holders	0		$ -	0

Equity compensation plans not
approved by security holders(1)	69,623	(2)	$ -	1,300,790

Total:	0		$ -	1,300,790

(1)

Consists of the 2011 Long Term Incentive Plan, which was approved by the Board of our general partner in connection with the Offering. Please read Item 11 of this Annual Report on Form 10-K for additional information regarding the 2011 Long Term Incentive Plan.

(2)

Represents phantom unit awards outstanding under the 2011 Long Term Incentive Plan. These phantom unit awards do not have an exercise price. The table above does not include 93,432 restricted units subject to awards outstanding under the 2011 Long Term Incentive Plan.

Please see “Compensation Discussion and Analysis – Compensation Elements – Equity Incentive Awards” under Item 11 of this Annual Report for information about the material features of the 2011 Long Term Incentive Plan, which information is incorporated by reference in this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons. Excluding transactions under the Contribution Agreement as described below, the related person transactions in which we engaged in 2012 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement dated June 20, 2011, among us, our general partner and TETRA Technologies, Inc. (the “Omnibus Agreement”) and other related party agreements entered into in connection with our initial public offering. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

The Conflicts Committee, which was formed in April 2012, is currently composed of two directors of the Board of our general partner, each of whom has been deemed by the Board to meet the independence standards established under the Partnership Agreement. The purposes of the Conflicts Committee are to carry out certain duties set forth in our Partnership Agreement and the Omnibus Agreement, and to carry our any other duties delegated by the Board that involve or relate to conflicts of interest between us and TETRA, including its operating subsidiaries. The Conflicts Committee has sole authority to retain and terminate any consultants, attorneys, independent accountants or other service providers to assist it in the evaluation of conflicts matters.

The Conflicts Committee is charged with acting on an informed basis, in good faith and with an honest belief that any action taken by the committee is in our best interests. In taking any such action, including the resolution of a conflict of interest, the conflicts committee will be authorized to consider any factors it determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

Transactions with Related Persons. During the twelve months ended December 31, 2012, we made payments to Curtis1000, a provider of marketing, human resources and safety services, of approximately $35,000. The sales representative of Curtis1000 responsible for our business is the wife of Ronald J. Foster, the President of our general partner. We believe the costs of the services provided by Curtis1000 are comparable to the costs that would be charged by an unaffiliated third party.

Transactions with our General Partner and its Affiliates.

As of March 11, 2013, TETRA and certain of its subsidiaries, including our general partner, owned 6,432,588 common units and 6,273,970 subordinated units, which together constitute an 80.4% limited partner interest in us, and an approximate 2% general partner interest in us. TETRA is, therefore, a “related person” to us as such term is defined by the SEC.

Distributions and Payments to the General Partner and its Affiliates. We will generally make cash distributions 98% to unitholders on a pro rata basis, including our general partner and certain subsidiaries of TETRA, as the holders of 6,427,257 common units and 6,273,970 subordinated units, and approximately 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, TETRA and our general partner will be entitled to increasing percentages of the distributions up to 48% of the distributions above the highest target distribution level.

For the year ended December 31, 2012, we paid aggregate distributions of approximately $14.3 million on our common units, $9.8 million on our subordinated units and $0.5 million on our general partner interest to TETRA and our general partner. On February 15, 2013, we paid a quarterly distribution with respect to the period from October 1, 2012 through December 31, 2012 of approximately $3.9 million on our common units, $2.6 million on our subordinated units and $0.1 million on our general partner interest to TETRA and our general partner.

Contribution Agreement. In connection with the closing of the Offering, we entered into a contribution, conveyance and assumption agreement with TETRA, our general partner, Compressco,  and TETRA International Incorporated, each of which is a wholly owned subsidiary of TETRA (the “Contribution Agreement”). The Contribution Agreement provided for a series of conveyances, contributions and distributions by the various parties to the Contribution Agreement of substantially all of the business, operations and related assets and liabilities of our Predecessor including, among others, the following transactions:

•         Our general partner contributed to us, as a capital contribution, (a) all of the equity securities of Compressco Field Services, Inc.’s (“CFSI”) operating subsidiaries, which were contributed to the general partner pursuant to the Contribution Agreement, and (b) the business conducted by CFSI and its operating subsidiaries, together with related assets and liabilities, which were contributed to the general partner pursuant to the Contribution Agreement, in exchange for (i) a 2.0% general partner interest in us, (ii) all of our incentive distribution rights, (iii) 5,303,546 common units, (iv) 5,521,094 subordinated units, and (v) the right to receive up to 400,500 additional common units if such common units were not purchased by the underwriters of the Offering within 30 days of the Offering.

•         TETRA International contributed to us (a) all of TETRA International’s equity interests in two of its operating subsidiaries, and (b) certain equipment of TETRA International, in exchange for
(i) 723, 211 common units, and (ii) 752,876 subordinated units.

•         We assumed and repaid $32.2 million of intercompany indebtedness using a portion of the proceeds generated by the Offering.

•         We used approximately $8.1 million of the proceeds from the offering to reimburse TETRA for certain expenses incurred in connection with the Offering.

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

Subcontract Services

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the entity retaining such services, for such periods of time and in such amounts as may be mutually agreed upon by us and TETRA and our general partner. Any such services are required to be performed on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. For the year ended December 31, 2012, in connection with our operations in Argentina, a subsidiary of TETRA provided services to a subsidiary of ours on a subcontract basis for approximately $0.3 million.

Sales, Leases or Exchanges of Equipment

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, sell, lease or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired by the acquiring entity to meet its production enhancement or other oilfield services obligations, in such amounts, in such conditions and for such periods of time as may be mutually agreed upon by us and our general partner. Any such sales, leases or in-kind exchanges are required to be on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA may purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in manufacturing such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof. For the year ended December 31, 2012, the approximate dollar value of the amounts involved in transactions between us and TETRA that were related to the sale, lease or exchange of equipment was as follows:

•         Pursuant to an equipment rental agreement between a subsidiary of ours and a subsidiary of TETRA in connection with TETRA’s operations in Mexico, there were rental amounts charged by us to TETRA of approximately $0.2 million during 2012.

•         Pursuant to an equipment sharing agreement between two subsidiaries of ours and a subsidiary of TETRA in connection with operations in Mexico, there were rental amounts charged by us to TETRA of approximately $1.7 million and rental amounts charged by TETRA to us of approximately $4.2 million during 2012.

•         In addition to the foregoing, we also provide early production services to a customer in Argentina.  TETRA charged us approximately $0.3 million during 2012 for technical services that a subsidiary of TETRA in Argentina provided to us under a subcontract for services. TETRA also charged us approximately $0.1 million during 2012 for equipment that a subsidiary of TETRA leased to us in Argentina.  In connection with our operations in Argentina, TETRA invoiced us approximately $0.8 million for equipment purchased by a subsidiary of TETRA on behalf of a subsidiary of ours, and we invoiced TETRA for equipment purchases made by our subsidiary on behalf of TETRA of approximately $1.1 million during 2012.

Provision of Personnel and Services

Our business operations are conducted by our general partner’s employees and certain employees of TETRA’s Mexico-based subsidiaries. In addition, TETRA and our general partner provide certain corporate, general and administrative services to us that are reasonably necessary for the conduct of our business. Such corporate, general and administrative services include legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Under the Omnibus Agreement, the services

TETRA and our general partner provide to us must be substantially similar in nature and quantity to the services TETRA and our general partner previously provided to our successor entity and can be no lower in quantity than is reasonably necessary to assist us in the management and operation of our business. For the year ending December 31, 2012, TETRA and our general partner charged us approximately $23.5 million in reimbursement for such services.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, subject to certain limitations, TETRA and our general partner have indemnified us against certain potential environmental claims, losses, and expenses associated with TETRA’s operation of our Predecessor entity prior to the completion of the Offering, and we have indemnified TETRA and our general partner for environmental claims arising following the completion of the Offering regarding the businesses contributed by TETRA and our general partner to us. TETRA and our general partner have also indemnified us for liabilities related to certain defects in title to our assets and certain consents and permits necessary to own and operate such assets, and tax liabilities attributable to TETRA’s operation of our assets prior to the completion of the Offering.

Director Independence

Please see Part III, Item 10 of this annual report (“Corporate Governance and Director Independence”) for a discussion of director independence matters, which discussion is incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by our principal accounting firm, Ernst & Young LLP, for the fiscal years ended December 31, 2012, and 2011, respectively:

	2012	2011

Audit fees(1)	$350,000	$618,800
Audit related fees	-	-
Tax fees(2)	99,369	215,486
Total fees	$449,369	$834,286

(1)	2011 amount includes fees related to our Registration Statement on Form S-1, filed on May 27, 2011, as amended, as well as fees related to our 2011 annual audit.
(2)	Consists of fees for international tax compliance review in 2012 and 2011 and fees related to tax structuring associated with our formation and offering in 2011.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Partnership
Page
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2012 and 2011	F-2
	Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010	F-3
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010	F-4
	Consolidated Statements of Partners’ Capital for the years ended December 31, 2012, 2011, and 2010	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	F-6
	Notes to Consolidated Financial Statements	F-7
2.	Financial statement schedules have been omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.
3.	List of Exhibits

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

10.7

Credit Agreement, dated June 24, 2011, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC and Compressco Partners Sub, Inc., as the borrowers, the Partnership’s existing and future domestic subsidiaries, as loan guarantors, and JP Morgan Chase Bank, N.A., as the lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2011 (SEC File No. 001-35195)).

10.8+***	Summary Description of the Compensation of Non-Employee Directors of Compressco Partners GP Inc.
10.9+***	Summary Description of Named Executive Officer Compensation.
10.10***

Separation and Release Agreement dated April 24, 2012 by and between Compressco Partners GP Inc. and Gary McBride (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2012 (SEC File No. 001-35195)).

10.11***

Forms of Phantom Unit Agreement, Non-Employee Director Phantom Unit Agreement and Performance Phantom Unit Agreement under the 2011 Long Term Incentive Plan (incorporated by reference to Exhibits 99.1, 99.2 and 99.3, respectively, to the Current Report on Form 8-K filed on June 1, 2012 (SEC File No. 001-35195)).

10.12

First Amendment to Credit Agreement dated as of December 4, 2012, among Compressco Partners, L.P. as borrowers, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 5, 2012 (SEC File No. 001-35195)).

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
++

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Annual Report on Form 10-K shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Compressco Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
	By:	Compressco Partners GP Inc.,
its general partner
Date: March 11, 2013	By:	/s/Ronald J. Foster
Ronald J. Foster, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Compressco Partners GP Inc., its general partner, and on the dates indicated:

Signature	Title	Date
/s/Geoffrey M. Hertel	Chairman of	March 11, 2013
Geoffrey M. Hertel	the Board of Directors

/s/Ronald J. Foster	President and Director	March 11, 2013
Ronald J. Foster	(Principal Executive Officer)

/s/James P. Rounsavall	Chief Financial Officer	March 11, 2013
James P. Rounsavall	(Principal Financial Officer)

/s/ Terry L. Bond	Controller	March 11, 2013
Terry L. Bond	(Principal Accounting Officer)

/s/Stuart M. Brightman	Director	March 11, 2013
Stuart M. Brightman

/s/D. Frank Harrison	Director	March 11, 2013
D. Frank Harrison

/s/James R. Larson	Director	March 11, 2013
James R. Larson

/s/William D. Sullivan	Director	March 11, 2013
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

10.7

Credit Agreement, dated June 24, 2011, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC and Compressco Partners Sub, Inc., as the borrowers, the Partnership’s existing and future domestic subsidiaries, as loan guarantors, and JP Morgan Chase Bank, N.A., as the lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2011 (SEC File No. 001-35195)).

10.8+***	Summary Description of the Compensation of Non-Employee Directors of Compressco Partners GP Inc.
10.9+***	Summary Description of Named Executive Officer Compensation.
10.10***

Separation and Release Agreement dated April 24, 2012 by and between Compressco Partners GP Inc. and Gary McBride (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2012 (SEC File No. 001-35195)).

10.11***

Forms of Phantom Unit Agreement, Non-Employee Director Phantom Unit Agreement and Performance Phantom Unit Agreement under the 2011 Long Term Incentive Plan (incorporated by reference to Exhibits 99.1, 99.2 and 99.3, respectively, to the Current Report on Form 8-K filed on June 1, 2012 (SEC File No. 001-35195)).

10.12

First Amendment to Credit Agreement dated as of December 4, 2012, among Compressco Partners, L.P. as borrowers, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 5, 2012 (SEC File No. 001-35195)).

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
++

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Annual Report on Form 10-K shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Compressco Partners GP Inc. and the

Unitholders of Compressco Partners, L.P.

We have audited the accompanying consolidated balance sheets of Compressco Partners, L.P. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compressco Partners, L.P. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Houston, Texas

March 11, 2013

Compressco Partners, L.P.

Consolidated Balance Sheets

(In Thousands, Except Unit Amounts)

	December 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$12,966	$17,476
Trade accounts receivable, net of allowances for doubtful
accounts of $329 in 2012 and $235 in 2011	18,599	11,227
Inventories	15,908	16,966
Deferred tax asset	195	100
Prepaid expenses and other current assets	3,495	1,601
Total current assets	51,163	47,370

Property, plant, and equipment:
Land and building	2,178	2,175
Compressors and equipment	156,027	137,868
Vehicles	12,997	12,881
Construction in progress	466	81
Total property, plant, and equipment	171,668	153,005
Less accumulated depreciation	(78,053)	(66,698)
Net property, plant, and equipment	93,615	86,307

Other assets:
Goodwill	72,161	72,161
Patents, trademarks and other intangible assets, net of accumulated
amortization of $497 in 2012 and $469 in 2011	–	28
Deferred tax asset	594	129
Other assets	253	349
Total other assets	73,008	72,667
Total assets	$217,786	$206,344

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$4,610	$3,916
Accrued liabilities and other	4,108	1,921
Accrued payroll and benefits	1,613	1,020
Amounts payable to affiliates	8,232	6,470
Deferred tax liabilities	1,976	–
Total current liabilities	20,539	13,327

Other liabilities:
Long-term debt, net	10,050	–
Deferred tax liabilities	4,894	4,281
Other long-term liabilities	53	92
Total other liabilities	14,997	4,373

Commitments and contingencies

Partners' capital:
General partner interest	3,346	3,515
Common units (9,172,865 units issued and outstanding at
December 31, 2012 and 9,101,308 units issued and
outstanding at December 31, 2011)	108,943	111,989
Subordinated units (6,273,970 units issued and outstanding)	68,957	72,238
Accumulated other comprehensive income	1,004	902
Total partners' capital	182,250	188,644
Total liabilities and partners' capital	$217,786	$206,344

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Statements of Operations

(In Thousands, Except Unit and Per Unit Amounts)

	Year ended December 31,
	2012	2011	2010
Revenues:
Compression and other services	$102,260	$81,979	$77,396
Sales of compressors and parts	6,322	13,200	4,017
Total revenues	108,582	95,179	81,413

Cost of revenues (excluding depreciation and
amortization expense):
Cost of compression and other services	52,330	42,087	35,424
Cost of compressors and parts sales	3,682	9,620	2,554
Total cost of revenues	56,012	51,707	37,978

Selling, general and administrative expense	18,758	15,757	14,328
Depreciation and amortization	13,227	12,521	13,112
Interest expense, net	25	5,052	13,096
Other expense, net	876	980	113
Income before income tax provision	19,684	9,162	2,786
Provision for income taxes	3,353	1,905	1,169
Net income	$16,331	$7,257	$1,617

Allocation of 2011 net income:
Net income		$7,257
Net income applicable to the period through
June 19, 2011		296
Net income applicable to the period June 20
through December 31, 2011		$6,961

General partner interest in net income	$326	$139
Common units interest in net income	$9,500	$4,026
Subordinated units interest in net income	$6,505	$2,796

Net income per common unit:
Basic	$1.04	$0.45
Diluted	$1.03	$0.44

Weighted average common units outstanding:
Basic	9,163,798	9,044,293
Diluted	9,193,407	9,063,339

Net income per subordinated unit:
Basic and Diluted	$1.04	$0.45

Weighted average subordinated units outstanding:
Basic and Diluted	6,273,970	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$16,331	$7,257	$1,617
Foreign currency translation adjustment, net of tax
of $0 in 2012, $490 in 2011, and $(201) in 2010	102	407	(42)
Comprehensive income	$16,433	$7,664	$1,575

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Statement of Partners’ Capital

(In Thousands)

		Partners' Capital			Accumulated
			Limited Partners		Other	Total
	Net Parent	General	Common	Subordinated	Comprehensive	Partners'
	Equity	Partner	Unitholders	Unitholder	Income	Capital
Balance as of December 31, 2009	$33,900	$–	$–	$–	$–	$33,900
Net income for 2010	1,617	–	–	–	–	1,617
Foreign currency translation adjustment	(42)	–	–	–	–	(42)
Net distributions to parent	(9,522)	–	–	–	–	(9,522)
Balance as of December 31, 2010	$25,953	$–	$–	$–	$–	$25,953
Net income attributable to period from
January 1, 2011 through June 19, 2011	296	–	–	–	–	296
Foreign currency translation adjustment
attributable to period from January 1,
2011 through June 19, 2011	675	–	–	–	–	675
Net contributions from parent
to Predecessor	119,053	–	–	–	–	119,053
Contribution of net assets
from Predecessor	(146,183)	3,514	69,328	72,171	1,170	–
Initial public offering proceeds,
net of underwriter discount	–	–	50,234	–	–	50,234
Offering costs	–	–	(8,057)	–	–	(8,057)
Net income attributable to period from June 20,
2011 through December 31, 2011	–	139	4,026	2,796	–	6,961
Distributions ($0.3875 per unit)	–	(138)	(4,025)	(2,729)	–	(6,892)
Equity compensation	206	–	483	–	–	689
Other comprehensive income
(loss), net of tax	–	–	–	–	(268)	(268)
Balance as of December 31, 2011	$–	$3,515	$111,989	$72,238	$902	$188,644
Net income for 2012	–	326	9,500	6,505	–	16,331
Distributions ($1.56 per unit)	–	(495)	(14,451)	(9,786)	–	(24,732)
Equity compensation	–	–	1,905	–	–	1,905
Other comprehensive income (loss)	–	–	–	–	102	102
Balance as of December 31, 2012	$–	$3,346	$108,943	$68,957	$1,004	$182,250

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$16,331	$7,257	$1,617
Reconciliation of net income to cash provided
by operating activities:
Depreciation and amortization	13,227	12,521	13,112
Provision (benefit) for deferred income taxes	1,930	(2,536)	(895)
Equity compensation expense	1,905	689	392
Provision for doubtful accounts	94	504	304
Other non-cash charges and credits	281	–	–
Loss on sale of property, plant, and equipment	205	58	27
Changes in operating assets and liabilities:
Accounts receivable	(7,477)	(2,263)	3,159
Inventories	1,111	76	775
Prepaid expenses and other current assets	(1,887)	(1,302)	(982)
Accounts payable and accrued expenses	5,390	3,826	2,840
Other	(1)	55	42
Net cash provided by operating activities	31,109	18,885	20,391

Investing activities:
Purchases of property, plant, and equipment, net	(20,947)	(11,193)	(8,715)
Other investing activities	(39)	–	102
Net cash used in investing activities	(20,986)	(11,193)	(8,613)

Financing activities:
Proceeds from long-term debt	10,050	–	–
Proceeds from issuance of partnership common units,
net of underwriters' discount	–	50,234	–
Payment of offering costs	–	(8,057)	–
Payment of affiliate note payable	–	(32,200)	–
Distributions	(24,732)	(6,816)	–
Payment of financing costs	–	(362)	–
Net distribution (to) from parent	–	408	(9,735)
Net cash (used in) provided by financing activities	(14,682)	3,207	(9,735)

Effect of exchange rate changes on cash	49	(52)	8

Increase (decrease) in cash and cash equivalents	(4,510)	10,847	2,051
Cash and cash equivalents at beginning of period	17,476	6,629	4,578
Cash and cash equivalents at end of period	$12,966	$17,476	$6,629

Supplemental cash flow information:
Taxes paid	$1,059	$1,606	$–

See Notes to Consolidated Financial Statements

COMPRESSCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE A — FORMATION OF THE PARTNERSHIP AND DESCRIPTION OF BUSINESS

Compressco Partners, L.P., a Delaware limited partnership, is a provider of compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and, in certain circumstances, well monitoring and sand separation services. We provide our services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region. In connection with our initial public offering, we acquired certain natural gas wellhead compression-based production enhancement service business, operations and related assets and liabilities from Compressco, Inc. and its subsidiaries (Compressco) and certain assets, liabilities and operations of certain other subsidiaries of TETRA Technologies, Inc. (TETRA) conducting business in Latin America. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing Compressco Partners, L.P. and its wholly owned subsidiaries. We design and manufacture a majority of our compressor units and use these compressor units in conjunction with other equipment and personnel from affiliated companies to provide services to our customers.

Prior to the completion on June 20, 2011 of our initial public offering of 2,670,000 common units representing limited partner interests, Compressco Partners GP Inc. (the general partner) and Compressco Field Services, Inc., each a wholly owned subsidiary of TETRA, owned all of our ownership interests. In connection with the completion of the Offering, our general partner and TETRA International Incorporated, a wholly owned subsidiary of TETRA, contributed to us certain wellhead compression-based production enhancement service business, operations and related assets and liabilities as well as certain well monitoring and automated sand separation services business, operations and related assets in Latin America, and related assets and liabilities. In exchange for these contributions, we issued 6,026,757 common units and 6,273,970 subordinated units representing limited partner interests to our general partner and TETRA International Incorporated and a 2.0% general partner interest and incentive distribution rights to our general partner. For a discussion of the various agreements associated with this contribution transaction, see Note C – “Related-Party Transactions.” The transactions described above represent transactions between entities under common control. Consequently, we recorded the contributed assets at TETRA’s carrying value. Effective with the completion of the offering on June 20, 2011, our operations are owned and operated by our wholly owned subsidiaries.

In connection with the Offering, TETRA and its affiliates contributed certain assets and liabilities to the capital of the Partnership in exchange for the units and general partner interest described above and the right to receive up to 400,500 additional common units valued at $20.00 per common unit if such additional common units were not acquired by the underwriters of the offering by July 14, 2011, pursuant to the underwriters’ 30-day option to purchase any portion of the additional common units. The underwriters did not exercise their option to purchase any additional common units and the 400,500 additional common units were issued to TETRA and its affiliates on July 15, 2011, for no additional consideration.

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

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our consolidated financial statements as of December 31, 2012 include all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the annual periods.

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

Financial Instruments

The fair values of our financial instruments, which may include cash, accounts receivable, amounts outstanding under our variable rate bank credit facility, and accounts payable, approximate their carrying amounts. Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable, which are primarily due from companies of varying size engaged in oil and gas activities in the United States, Canada and Mexico. Our policy is to review the financial condition of customers before extending credit and periodically update customer credit information. Payment terms are on a short-term basis. During 2012, PEMEX and BP accounted for 26.0% and 10.2%, respectively, of our revenues. During 2011, BP and PEMEX accounted for 14.3% and 14.3%, respectively, of our revenues. During 2010, PEMEX and BP accounted for 14.1% and 12.4%, respectively, of our revenues.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar and the Mexican peso, as a result of our international operations.

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

Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives. Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $13.2 million, $12.5 million, and $13.1 million, respectively.

Intangible Assets other than Goodwill

Intangible assets with definitive lives are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 7 years. Amortization expense related to these intangible assets was $28,000, $81,000 and $88,000 for the twelve months ended December 31, 2012, 2011, and 2010, respectively, and is included in depreciation and amortization. As of December 31, 2012, there are no remaining unamortized intangible assets other than goodwill.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. Beginning in 2011, the annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that it was not “more likely than not” that the fair value of our business was less than its carrying value as of December 31, 2012. If the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test being performed. The first step of the impairment test, if required, is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill and the recorded amount is written down to the hypothetical amount, if lower.

Our management must apply judgment in determining the estimated fair value for purposes of performing the goodwill impairment test. We have determined that there is no impairment of the goodwill recorded as of December 31, 2012 or 2011. As of December 31, 2012 and 2011, goodwill totaled $72.2 million, and has not changed significantly since our Predecessor was acquired by TETRA in July 2004.

Impairment of Long-Lived Assets

We determine impairments of long-lived assets periodically, when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value.

Environmental Liabilities

The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Revenue Recognition

We recognize revenue using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer’s price is fixed or determinable; and (d) collectability is reasonably assured. Our compressor units and services are provided pursuant to contract terms ranging from two weeks to one month. Monthly agreements are generally cancellable with 30 days written notice by the customer.

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

Earnings per Common and Subordinated Unit

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period. Prior to the Offering, we were wholly owned by TETRA. Accordingly, net income per common unit is not presented for periods prior to the Offering. A reconciliation of the common shares used in the computations of earnings per common and subordinated unit is presented in Note J – “Earnings per Common and Subordinated Unit.”

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in Partners’ Capital/Net Parent Equity in the accompanying audited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income during the periods ended December 31, 2012, 2011, and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)

Balance, beginning of year	$902	$495	$537
Foreign currency translation adjustment, net of taxes
of $0 in 2012, $490 in 2011, and $(201) in 2010	102	407	(42)
Balance, end of year	$1,004	$902	$495

Recently Issued Accounting Pronouncements

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), with the stated objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2012. The adoption of these ASUs regarding comprehensive income have not had, and are not expected to have, a significant impact on the accounting or disclosures in our financial statements.

In December 2011, the FASB published ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11), which requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB published ASU 2013-01, “Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013-01), with the stated objective of clarifying the scope of offsetting disclosures and address any unintended consequences of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting period beginning after January 1, 2013 and will be applied on a retrospective basis. The adoption of ASU 2011-11 and ASU 2013-01 are not expected to have a material impact on our financial condition, results of operations, or liquidity.

NOTE C — RELATED PARTY TRANSACTIONS

Set forth below are descriptions of certain agreements we entered into with related parties. The descriptions are not complete and are qualified in their entirety by reference to the full text of the agreements, which are filed as exhibits to filings with the SEC.

Omnibus Agreement

On June 20, 2011, in connection with the completion of the Offering, we entered into an omnibus agreement (the Omnibus Agreement) with TETRA and our general partner.

Under the terms of the Omnibus Agreement, the general partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based business. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our general partner, including, without limitation, accounting and financial reporting, legal, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. The services provided by the employees of  the general partner, TETRA, and TETRA’s subsidiaries under the Omnibus Agreement are required to be substantially similar in nature and quality to the services previously provided by these employees to our Predecessor, in connection with their management and operation of our business and no lower in quantity than is reasonably necessary to assist us in the management and operation of our business, even if greater in quantity than previously provided prior to the completion of the Offering. Pursuant to the Omnibus Agreement, we reimburse the general partner and TETRA for services they provide to us. For the year ended December 31, 2012, and the period from the Offering to December 31, 2011, we paid TETRA $35.4 million and $6.4 million, respectively, for expenses incurred on our behalf.

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

The Omnibus Agreement (other than the indemnification obligations described above) will terminate upon the earlier to occur of (i) a change of control of the general partner or TETRA or (ii) the third anniversary of the completion of the Offering, unless we, the general partner, or TETRA decide to extend the term of the Omnibus Agreement.

In addition to the Omnibus Agreement, we have entered into other operational agreements with TETRA.

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

2011 Long Term Incentive Plan

The Compressco Partners, L.P. 2011 Long Term Incentive Plan (the 2011 Long Term Incentive Plan) has been adopted by our general partner. This plan is intended to promote our interests by providing to our employees, consultants, and directors incentive compensation, based on our common units, to encourage superior performance. The 2011 Long Term Incentive Plan provides for grants of restricted units, phantom units, unit awards and other unit-based awards up to a plan maximum of 1,537,122 common units. This plan is also intended to attract and retain the services of individuals who are essential for our growth and profitability, as well as that of our affiliates. See Note I – “Equity-Based Compensation,” for additional discussion.

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

NOTE D — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		December 31,
		2012	2011
		(In Thousands)
	Scheduled Maturity
Compressco Partners' bank credit facility	June 24, 2015	$10,050	$–
Less current portion		–	–
Total long-term debt		$10,050	$–

On June 24, 2011, we entered into a credit agreement with JPMorgan Chase Bank, N.A. which was amended on December 4, 2012 (the Credit Agreement). Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement, includes borrowing capacity of $20.0 million, is available for letters of credit (with a sublimit of $5.0 million), and includes an uncommitted $20.0 million expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement is June 24, 2015.  During the year ended December 31, 2012, we borrowed $10.1 million pursuant to the Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our Latin American and other international fleet of compressor units and other equipment as a result of increased demand. We used the remaining proceeds to fund our ongoing upgrades of compressor units and for the manufacture of additions to our fleet of compressor units domestically.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets (excluding real property) of our existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries). Borrowings under the Credit Agreement, as amended, are limited to a borrowing capacity that is determined based on our domestic accounts receivable, inventory, and compressor fleet, less a reserve of $3.0 million. As of December 31, 2012, we have availability under our revolving credit facility of $9.6 million, based upon a $19.6 million borrowing capacity and the $10.1 million outstanding balance.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.50% per annum. In addition to paying interest on any outstanding principal under the Credit Agreement, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.425% per annum, paid quarterly in arrears. We are also required to pay customary collateral monitoring fees and letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees. As of December 31, 2012, the $10.1 million outstanding under the Credit Agreement bears interest at a weighted average rate of 2.5986% per annum.

NOTE E — LEASES

We lease some of our office space, warehouse space, operating locations, and machinery and equipment. The office, warehouse, and operating location leases, which vary from one to five year terms that expire at various dates through 2020 and are renewable for three and five year periods on similar terms, are classified as operating leases and generally require us to pay all maintenance and insurance costs. We have no leases which qualify as capital leases.

Future minimum lease payments by year and in the aggregate, under operating leases with terms of one year or more, consist of the following at December 31, 2012:

Operating Leases
(In Thousands)

2013	$355
2014	100
2015	36
2016	17
2017	17
After 2017	50
Total minimum lease payments	$575

Rental expense for all operating leases was $2.3 million, $1.3 million, and $1.0 million in 2012, 2011, and 2010, respectively.

NOTE F — INCOME TAXES

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. The net Federal tax basis of the non-taxable Partnership’s assets and liabilities is less than the reported amounts on the financial statements by approximately $121 million as of December 31, 2012.

Certain of our Predecessor’s operations were included in TETRA’s consolidated U.S. federal tax return, and no intercompany tax sharing arrangements exist between TETRA and its subsidiaries, including those included in our Predecessor. Following the Offering, our operations are treated as a partnership for federal tax purposes with each partner being separately taxed on its share of taxable income. However, a portion of our business is conducted through a taxable U.S. corporate subsidiary. Accordingly, a U.S. federal and state income tax provision has been reflected in the accompanying statements of operations. We have a tax sharing agreement with TETRA with respect to the Texas Franchise tax liability. The resulting state tax expense is included in the provision for income taxes. Certain of our operations are located outside of the U.S., and the Partnership is responsible for income taxes in these countries.

The income tax provision attributable to our operations for the years ended December 31, 2012, 2011, and 2010 consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Current
Federal	$420	$3,094	$648
State	157	199	162
Foreign	846	1,148	1,254
	1,423	4,441	2,064
Deferred
Federal	471	(2,263)	(829)
State	28	(92)	(88)
Foreign	1,431	(181)	22
	1,930	(2,536)	(895)
Total tax provision	$3,353	$1,905	$1,169

A reconciliation of the provision for income taxes attributable to continuing operations, computed by applying the federal statutory rate for the years ended December 31, 2012, 2011, and 2010 to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Income tax provision (benefit) computed at
statutory federal income tax rates	$6,889	$3,207	$975
Partnership earnings	(6,889)	(3,013)	–
Corporate subsidiary earnings subject to federal tax	924	757	–
Income tax expense attributable to foreign earnings	2,277	780	–
State income taxes (net of federal benefit)	132	92	48
Nondeductible expenses	20	82	146
Total tax provision	$3,353	$1,905	$1,169

Income before income tax provision includes the following components:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)

Domestic	$8,333	$5,768	$4,550
International	11,351	3,394	(1,764)
Total	$19,684	$9,162	$2,786

We file U.S. federal, state, and foreign income tax returns on behalf of all of our consolidated subsidiaries. With few exceptions, Compressco is not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2006. We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2011
United States – State and Local	2011
Non-U.S. jurisdictions	2006

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We will establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While we consider future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize all of our deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

Deferred Tax Assets

	December 31,
	2012	2011
	(In Thousands)

Accruals	$5	$77
Net operating losses	800	381
Bad debt reserve	65	35
Total deferred tax assets	870	493
Valuation allowance	–	–
Net deferred tax assets	$870	$493

Deferred Tax Liabilities

	December 31,
	2012	2011
	(In Thousands)

Accruals	$1,983	$343
Excess book over tax basis in
property, plant, and equipment	4,940	4,184
All other	28	17
Total deferred tax liability	6,951	4,544
Net deferred tax liability	$6,081	$4,051

At December 31, 2012, we have approximately $2.7 million of foreign net operating loss carryforwards/carrybacks. In those foreign jurisdictions in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire in 2022.

ASC 740 provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2012, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). The partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership’s policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.

NOTE G — COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of lawsuits against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such lawsuits in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on our financial condition, results of operations, or cash flows .

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

The following table provides the carrying values in the assets and liabilities TETRA contributed to us as of the date of the Offering:

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

NOTE I — EQUITY-BASED COMPENSATION

2011 Long Term Incentive Plan

During 2012, we granted restricted unit, phantom unit and performance phantom unit awards to certain employees, officers, and directors of our general partner pursuant to the Compressco Partners, L.P. 2011 Long Term Incentive Plan. Awards of restricted units and phantom units generally vest over a three year period. Awards of performance phantom units cliff vest at the end of a performance period and are settled based on achievement of related performance measures over the performance period. Each of the phantom unit and performance phantom unit awards includes distribution equivalent rights that enable the recipient to receive additional units equal in value to the accumulated cash distributions made on the units subject to the award from the date of grant. Accumulated distributions associated with each underlying unit are payable upon settlement of the related phantom unit award (and are forfeited if the related award is forfeited). Restricted units are common units subject to time-based vesting restrictions. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the award.

During the year ended December 31, 2012, we granted to certain officers and employees an aggregate of 94,728 restricted unit, phantom common unit, and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $13.68 per unit, or an aggregate market value of $1.3 million. During the year ended December 31, 2011, we granted to certain officers and employees 168,572 restricted common unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $17.89 per unit, or an aggregate market value of $3.0 million. The fair value of awards vesting during 2012 and 2011 was approximately $1.2 million and $75 thousand, respectively.

The following is a summary of restricted and phantom unit activity for the year ended December 31, 2012:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
	(In Thousands)

Nonvested units outstanding at December 31, 2011	160	$17.87

Units granted	95	13.68
Units cancelled	(5)	17.29
Units vested	(97)	16.65
Nonvested units outstanding at December 31, 2012	153	$16.07

Total estimated unrecognized equity-based compensation expense from unvested common units as of December 31, 2012 was approximately $1.3 million and is expected to be recognized over a weighted average period of approximately 1 year. The amount recognized in 2012 was approximately $1.9 million.

Predecessor Equity-Based Compensation

TETRA granted restricted common stock, options for the purchase of its common stock, and other performance-based, equity-based compensation awards to designated employees, including certain of our Predecessor’s employees. The Black-Scholes option-pricing model was used to estimate the option fair values, using the following assumptions during the periods presented:

Year Ended December 31,
	2012	2011	2010

Expected stock price volatility	74% to 75%	72% to 75%	72% to 73%
Expected life of options	4.8 years	4.7 years	4.7 years
Risk free interest rate	0.62% to1.03%	0.87% to 2.24%	1.3% to 2.8%
Expected dividend yield	–	–	–

 Equity-based compensation expense incurred by TETRA associated with our Predecessor’s employees is a direct cost of our Predecessor’s operations. During 2012, 2011, and 2010, equity-based compensation expense incurred by TETRA and allocated to Compressco totaled $157 thousand, $206 thousand, and $392 thousand, respectively, which approximated the fair value of equity-based compensation awards vesting during the periods.

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

	Year ended December 31, 2012		Year ended December 31, 2011
	Common	Subordinated	Common	Subordinated
	Units	Units	Units	Units

Number of weighted average units outstanding	9,163,798	6,273,970	9,044,293	6,273,970
Restricted units outstanding	29,609	–	19,046	–
Average diluted units outstanding	9,193,407	6,273,970	9,063,339	6,273,970

NOTE K — GEOGRAPHIC INFORMATION

Nearly all of our operations consist of production enhancement services. Accordingly, we operate as a single reportable business segment. All of our revenues are from external customers.

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

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Revenues from external customers:
U.S.	$65,010	$69,034	$62,257
Latin America	33,430	15,169	12,411
Canada	3,950	4,789	4,926
Other	6,192	6,187	1,819
Total	$108,582	$95,179	$81,413

Identifiable assets:
U.S.	$170,584	$172,301	$173,568
Latin America	37,611	22,731	13,496
Canada	5,942	7,663	6,564
Other	3,649	3,649	2,938
Total identifiable assets	$217,786	$206,344	$196,566

NOTE L — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2012 and 2011 is as follows:

	Three Months Ended 2012
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)

Total revenues	$22,531	$24,949	$28,684	$32,418

Net income	2,767	3,602	5,063	4,899

Net income per common unit	$0.18	$0.23	$0.32	$0.31

Net income per diluted common unit	$0.18	$0.23	$0.32	$0.31

	Three Months Ended 2011
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)

Total revenues	$21,884	$22,326	$24,620	$26,349

Net income	290	553	3,291	3,123

Net income per common unit
(basic and diluted)		$0.04	$0.21	$0.20

NOTE M — SUBSEQUENT EVENTS

On January 18, 2013, we declared a cash distribution attributable to the quarter ended December 31, 2012 of $0.42 per unit. This distribution equates to a distribution of $1.68 per outstanding unit on an annualized basis. This cash distribution was paid on February 15, 2013 to all unitholders of record as of the close of business February 1, 2013.