Form 10-Q
period 2013-03-31
Compressco Partners, L.P.
filed 2013-05-10
CIK 1449488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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
Yes [   ]  No [ X ]

As of May 10, 2013, there were 9,221,790 Common Units and 6,273,970 Subordinated Units outstanding.

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

Item 1. Financial Statements.

Compressco Partners, L.P.

Consolidated Statements of Operations

(In Thousands, Except Unit and Per Unit Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Compression and other services	$29,679	$21,369
Sales of compressors and parts	1,088	1,162
Total revenues	30,767	22,531

Cost of revenues (excluding depreciation and
amortization expense):
Cost of compression and other services	16,769	11,191
Cost of compressors and parts sales	617	608
Total cost of revenues	17,386	11,799

Selling, general and administrative expense	4,606	4,589
Depreciation and amortization	3,473	3,089
Interest (income) expense, net	58	(12)
Other (income) expense, net	(17)	(190)
Income before income tax provision	5,261	3,256
Provision for income taxes	722	489
Net income	$4,539	$2,767

General partner interest in net income	$91	$55
Common units interest in net income	$2,646	$1,608
Subordinated units interest in net income	$1,802	$1,104

Net income per common unit:
Basic	$0.29	$0.18
Diluted	$0.29	$0.18

Weighted average common units outstanding:
Basic	9,216,331	9,134,675
Diluted	9,275,480	9,134,675

Net income per subordinated unit:
Basic and Diluted	$0.29	$0.18

Weighted average subordinated units outstanding:
Basic and Diluted	6,273,970	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$4,539	$2,767
Foreign currency translation adjustment	(27)	51
Comprehensive income	$4,512	$2,818

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Balance Sheets

(In Thousands, Except Unit Amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,412	$12,966
Trade accounts receivable, net of allowances for doubtful
accounts of $310 in 2013 and $329 in 2012	26,862	18,599
Inventories	16,057	15,908
Deferred tax asset	390	195
Prepaid expenses and other current assets	3,199	3,495
Total current assets	55,920	51,163

Property, plant, and equipment:
Land and building	2,178	2,178
Compressors and equipment	163,782	156,027
Vehicles	13,121	12,997
Construction in progress	–	466
Total property, plant, and equipment	179,081	171,668
Less accumulated depreciation	(81,431)	(78,053)
Net property, plant, and equipment	97,650	93,615

Other assets:
Goodwill	72,161	72,161
Deferred tax asset	626	594
Other assets	244	253
Total other assets	73,031	73,008
Total assets	$226,601	$217,786

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$6,505	$4,610
Accrued liabilities and other	4,318	4,108
Accrued payroll and benefits	791	1,613
Amounts payable to affiliates	13,325	8,232
Deferred tax liabilities	2,084	1,976
Total current liabilities	27,023	20,539

Other liabilities:
Long-term debt, net	14,300	10,050
Deferred tax liabilities	4,800	4,894
Other long-term liabilities	54	53
Total other liabilities	19,154	14,997

Commitments and contingencies

Partners' capital:
General partner interest	3,304	3,346
Common units (9,218,457 units issued and outstanding)	108,019	108,943
Subordinated units (6,273,970 units issued and outstanding)	68,124	68,957
Accumulated other comprehensive income	977	1,004
Total partners' capital	180,424	182,250
Total liabilities and partners' capital	$226,601	$217,786

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Statement of Partners’ Capital

(In Thousands)

(Unaudited)

	Partners' Capital			Accumulated
		Limited Partners		Other	Total
	General	Common	Subordinated	Comprehensive	Partners'
	Partner	Unitholders	Unitholder	Income	Capital

Balance as of December 31, 2012	$3,346	$108,943	$68,957	$1,004	$182,250
Net income	91	2,646	1,802	–	4,539
Distributions ($0.42 per unit)	(133)	(3,892)	(2,635)	–	(6,660)
Equity compensation	–	322	–	–	322
Other comprehensive income (loss)	–	–	–	(27)	(27)
Balance as of March 31, 2013	$3,304	$108,019	$68,124	$977	$180,424

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$4,539	$2,767
Reconciliation of net income to cash provided
by operating activities:
Depreciation and amortization	3,473	3,089
Provision (benefit) for deferred income taxes	(172)	(32)
Equity compensation expense	322	272
Provision for doubtful accounts	(19)	119
Loss on sale of property, plant, and equipment	97	23
Changes in operating assets and liabilities:
Accounts receivable	(8,226)	(1,926)
Inventories	(172)	(841)
Prepaid expenses and other current assets	291	(744)
Accounts payable and accrued expenses	6,623	(507)
Other	8	25
Net cash provided by operating activities	6,764	2,245

Investing activities:
Purchases of property, plant, and equipment, net	(7,889)	(7,652)
Other investing activities	1	9
Net cash used in investing activities	(7,888)	(7,643)

Financing activities:
Proceeds from long-term debt	4,250	–
Distributions	(6,660)	(6,109)
Net cash used in financing activities	(2,410)	(6,109)

Effect of exchange rate changes on cash	(20)	51

Increase (decrease) in cash and cash equivalents	(3,554)	(11,456)
Cash and cash equivalents at beginning of period	12,966	17,476
Cash and cash equivalents at end of period	$9,412	$6,020

Supplemental cash flow information
Income taxes paid	$977	$566

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of March 31, 2013 and for the three month period ended March 31, 2013 and 2012 include all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the interim periods. Operating results for the period ended March 31, 2013 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the SEC and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2012 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 11, 2013.

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

Financial Instruments

The fair values of our financial instruments, which may include cash, accounts receivable, accounts payable, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts.

Inventories

Inventories consist primarily of compressor unit components and parts and are stated at the lower of cost or market value. Cost is determined using the weighted average cost method.

Net Income Per Common and Subordinated Unit

The computations of net income per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and, therefore, we are required to use the two-class method in the computation of net income per unit. Basic net income per common and subordinated unit is determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our General Partner (including any distributions to our General Partner on its incentive distribution rights) by the weighted average number of outstanding common and subordinated units, respectively, during the period.

When computing net income per common and subordinated unit under the two-class method in periods when distributions are greater than net income, the amount of the incentive distribution rights, if any, is deducted from net income and allocated to our General Partner for the period to which the calculation relates. The remaining amount of net income, after deducting the incentive distribution rights, is allocated among our General Partner, common, and subordinated units based on our partnership agreement.

When net income is greater than distributions, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our General Partner based on actual distributions. When computing net income per common and subordinated unit, the amount of the assumed incentive distribution rights, if any, is deducted from net income and allocated to our General Partner for the period to which the calculation relates. The remaining amount of net income, after deducting the assumed incentive distribution rights, is allocated among our General Partner, common, and subordinated units based on how our partnership agreement allocates net income.

The following is a reconciliation of the weighted average number of common and subordinated units outstanding to the number of common and subordinated units used in the computations of net income per common and subordinated unit.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Common	Subordinated	Common	Subordinated
	Units	Units	Units	Units

Number of weighted average units outstanding	9,216,331	6,273,970	9,134,675	6,273,970
Restricted units outstanding	59,149	–	–	–
Average diluted units outstanding	9,275,480	6,273,970	9,134,675	6,273,970

Environmental Liabilities

Costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income during the three month periods ended March 31, 2013 and 2012, is as follows:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)

Balance, beginning of period	$1,004	$902
Foreign currency translation adjustment	(27)	51
Balance, end of period	$977	$953

Activity within accumulated other comprehensive income includes no reclassifications to net income.

Allocation of Net Income

Our net income is allocated to partners’ capital accounts in accordance with the provisions of our partnership agreement.

Distributions

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

Subsequent to March 31, 2013, on April 19, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2013, of $0.425 per unit. This distribution equates to a distribution of $1.70 per outstanding unit, or approximately $27.0 million, on an annualized basis. This cash distribution is to be paid on May 15, 2013, to all unitholders of record as of the close of business on May 1, 2013.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), with the stated objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU 2011-05 amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU 2011-05 amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-2 are effective during interim and annual periods beginning after December 31, 2012. The adoption of ASU 2011-05, 2011-12 and 2013-2 regarding comprehensive income have not had a significant impact on the accounting or disclosures in our financial statements.

In December 2011, the FASB published ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11), which requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB published ASU 2013-01, “Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013-01), with the stated objective of clarifying the scope of offsetting disclosures and address any unintended consequences of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting periods beginning after January 1, 2013 and will be applied on a retrospective basis. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on our financial condition, results of operations, or liquidity.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

On June 24, 2011, we entered into a credit agreement with JPMorgan Chase Bank, N.A. which was amended on December 4, 2012 (as amended, the Credit Agreement). Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million, is available for letters of credit (with a sublimit of $5.0 million), and includes an uncommitted $20.0 million expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement is June 24, 2015.  On March 25, 2013, we borrowed an additional $4.25 million pursuant to the Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our domestic and Canadian fleet of compressor units and other equipment and to fund ongoing upgrades to our domestic compressor fleet. Borrowings under the Credit Agreement bear interest at a rate equal to three month British Bankers Association LIBOR (adjusted to reflect any required bank reserves) plus a margin of 2.25% per annum. As of March 31, 2013, the $14.3 million outstanding under the Credit Agreement bears interest at a weighted average rate of 2.5625% per annum. As of March 31, 2013, we have availability under our revolving credit facility of $5.3 million, based upon a $19.6 million borrowing capacity and the $14.3 million outstanding balance.

NOTE C – RELATED PARTY TRANSACTIONS

Set forth below are descriptions of certain agreements we entered into with related parties in connection with the completion of our initial public offering (the Offering) on June 20, 2011. The descriptions are not complete and are qualified in their entirety by reference to the full text of the agreements, which are filed as exhibits to filings with the SEC.

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

Under the terms of the Omnibus Agreement, TETRA has agreed to indemnify us for three years after the completion of the Offering against certain potential environmental claims, losses, and expenses associated with the operation of the business prior to the completion of the Offering. TETRA’s maximum liability for this indemnification obligation is $5.0 million, and TETRA will not have any obligation under this indemnification until our aggregate losses exceed $250,000. TETRA will have no indemnification obligations with respect to environmental claims made as a result of new or modified environmental laws promulgated after the completion of the Offering. We have agreed to indemnify TETRA for environmental claims arising following the completion of the Offering regarding the business contributed to us.

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

NOTE E – COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of any lawsuits or other proceedings against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such lawsuits or proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

NOTE F – SUBSEQUENT EVENTS

On April 19, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2013 of $0.425 per unit. This cash distribution is to be paid on May 15, 2013, to all unitholders of record as of the close of business on May 1, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 11, 2013. This discussion includes forward-looking statements that involve certain risks and uncertainties.

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

The level of our production enhancement services operations is generally dependent upon the demand for, and prices of, natural gas in the locations in which we operate. Domestic natural gas prices increased over the second half of 2012 and continued to increase during the first quarter of 2013. Combined with increased unconventional applications, strengthening natural gas prices contributed to increased domestic services revenues compared to the prior year period. However, any prolonged substantial reduction in natural gas prices could result in a decline in demand for our production enhancement services.

Overall, our total revenues increased during the three months ended March 31, 2013, compared to the corresponding prior year period. This increase reflects:

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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three month period ended March 31, 2013, is provided within the results of operations sections below.

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

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Net income	$4,539	$2,767
Provision for income taxes	722	489
Depreciation and amortization	3,473	3,089
Interest (income) expense, net	58	(12)
EBITDA	$8,792	$6,333

The following table reconciles cash flow from operating activities to EBITDA:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Cash flow from operating activities	$6,764	$2,245
Changes in current assets and current liabilities	1,476	3,993
Deferred income taxes	172	32
Other non-cash charges	(400)	(414)
Interest (income) expense, net	58	(12)
Provision for income taxes	722	489
EBITDA	$8,792	$6,333

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

	Three Months Ended
	March 31,
	2013	2012

Total compressor units in fleet (at period end)	3,843	3,659
Total compressor units in service (at period end)	3,149	2,877
Average number of compressor units in service (during period)(1)	3,174	2,909
Average compressor unit utilization (during period)(2)	83.7%	79.6%

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

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor units we placed into service, less the number of compressor units we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the three month period ended March 31, 2013, is provided within the results of operations sections below.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2012. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the useful life of long-lived assets, and the collectability of accounts receivable. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of a large portion of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

			Period-to-Period
			Change
			Three
	Three Months Ended		Months Ended
	March 31,		March 31,
Combined Results of Operations	2013	2012	2013 vs. 2012
	(In Thousands)
Revenues:
Compression and other services	$29,679	$21,369	$8,310
Sales of compressors and parts	1,088	1,162	(74)
Total revenues	$30,767	$22,531	$8,236
Cost of revenues:
Cost of compression and other
services	$16,769	$11,191	$5,578
Cost of compressors and parts sales	617	608	9
Total cost of revenues	$17,386	$11,799	$5,587
Selling, general and administrative
expense	4,606	4,589	17
Depreciation and amortization	3,473	3,089	384
Interest (income) expense, net	58	(12)	70
Other (income) expense, net	(17)	(190)	173
Income before income taxes	$5,261	$3,256	$2,005
Provision for income taxes	722	489	233
Net income	$4,539	$2,767	$1,772

			Period-to-Period
			Change
	Percentage of Total Revenues		Three
	Three Months Ended		Months Ended
	March 31,		March 31,
Combined Results of Operations	2013	2012	2013 vs. 2012

Revenues:
Compression and other services	96.5%	94.8%	38.9%
Sales of compressors and parts	3.5%	5.2%	(6.4)%
Total revenues	100.0%	100.0%	36.6%
Cost of revenues:
Cost of compression and other
services	54.5%	49.7%	49.8%
Cost of compressors and parts sales	2.0%	2.7%	1.5%
Total cost of revenues	56.5%	52.4%	47.4%
Selling, general and administrative
expense	15.0%	20.4%	0.4%
Depreciation and amortization	11.3%	13.7%	12.4%
Interest (income) expense, net	0.2%	(0.1)%	(583.3)%
Other (income) expense, net	(0.1)%	(0.8)%	(91.1)%
Income before income taxes	17.1%	14.5%	61.6%
Net income	14.8%	12.3%	64.0%

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Revenues

Our consolidated revenues for the three months ended March 31, 2013, increased 36.6% to $30.8 million compared to $22.5 million for the three months ended March 31, 2012. This change was associated with a 38.9% increase in revenues from compression and other services, as we utilized an average of 3,174 compressor units to provide services during the three months ended March 31, 2013, compared to an average of 2,909 compressor units during the three months ended March 31, 2012. Latin America service revenues for the three months ended March 31, 2013, increased $6.4 million due to additional units in service, primarily in Mexico and Argentina. As a result of current budget re-evaluations by Petróleos Mexicanos (PEMEX), in March 2013, we began to experience a decline in the level of demand for our oil and gas services in Mexico, and this decline has continued into April 2013. As a result, we anticipate a corresponding decline in our revenues attributable to Mexico in the second quarter of 2013.  We believe this decline in demand is temporary. The continuation or increase of current levels of Latin America revenues is dependent on the resolution of these customer budget re-evaluations and the renewal of certain contracts with PEMEX. Issues regarding PEMEX are discussed in more detail under “Liquidity and Capital Resources - Cash Flows.”  An increase in domestic and Canadian natural gas prices from the prior year period positively affected demand for our compression services during the quarter ended March 31, 2013, and has resulted in a slight increase in average prices and an increase in the average numbers of compressor units in service in those regions. In addition, revenues increased from international markets other than Latin America, particularly the Asia-Pacific region, and we expect these revenues to continue to increase compared to the prior year period.

The increase in consolidated service revenues was slightly offset by a $0.1 million decrease in revenues from sales of compressor units and parts, to $1.1 million during the three month period ended March 31, 2013, from $1.2 million during the three months ended March 31, 2012. Although sales of compressor units are a typical part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast than are our revenues from compression and other services.

Cost of revenues

Consolidated cost of revenues increased to $17.4 million for the three months ended March 31, 2013, from $11.8 million for the same period in 2012. Cost of compression and other services increased to $16.8 million during the current year period from $11.2 million during the prior year period. These increases were primarily due to the increased service activity, particularly in Latin America. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues increased to 56.5% during the current year period from 52.4% during the prior year period. This increase was due to increased costs in Latin America, including fuel, equipment, and labor costs, and domestically, where costs increased primarily due to increased equipment maintenance expense and wage increases. We have taken appropriate cost reduction steps overall in response to the decline in demand for our services in Mexico noted above. Consistent with the relatively constant level of sales of compressor units, cost of compressors and part sales remained flat compared to the prior year period.

Selling, general, and administrative expense

Selling, general and administrative expense was consistent at $4.6 million for the three months ended March 31, 2013, and the three months ended March 31, 2012. As a percentage of consolidated revenues, our selling, general and administrative expense decreased during the current year quarter to 15.0% from 20.4% for the prior year period. Selling, general, and administrative expense levels were consistent with the prior year period despite the significant growth in revenues as increases in administrative salary and personnel related expenses were offset by decreases in bad debt and other administrative expenses.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, it includes the depreciation of other operating equipment and facilities. Primarily as a result of additional units placed into service to meet increased demand in Latin America, depreciation and amortization expense increased $0.4 million to $3.5 million during the three months ended March 31, 2013, compared to $3.1 million for the three months ended March 31, 2012.

Interest (income) expense

On March 25, 2013, we borrowed an additional $4.25 million pursuant to the Credit Agreement, bringing our total outstanding borrowings under the Credit Agreement to $14.3 million, and this amount is outstanding at March 31, 2013.  We incurred $45,000 of interest expense in the current year period associated with our borrowings under the Credit Agreement. There was no outstanding Credit Agreement debt or related interest expense in the prior year period.

Other (income) expense, net

Other (income) expense, net, decreased by $0.2 million during the three months ended March 31, 2013, compared to the prior year period, primarily due to decreased foreign currency exchange net gains from our Latin America operations.

Income before taxes, provision for income taxes, and net income

Income before taxes increased $2.0 million for the three months ended March 31, 2013 to $5.3 million, compared to $3.3 million for the three months ended March 31, 2012. As a percentage of consolidated total revenues, income before taxes increased to 17.1% for the three months ended March 31, 2013, compared to 14.5% for the corresponding prior year period. Our operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary. We also incur state and local income taxes in certain states and we incur income taxes related to our foreign operations. Net income for the three months ended March 31, 2013, increased $1.8 million compared to the corresponding prior year period. As described above, our profitability increased due to increased revenues, primarily internationally.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity, which we believe will be sufficient to meet our working capital requirements. We believe that we have sufficient liquid assets, cash flow from operations, and borrowing capacity to meet our financial commitments, debt service obligations, and anticipated capital expenditures. We expect to fund future acquisitions and capital expenditures with cash flow generated from operations, funds borrowed under our credit facility, funds received from the issuance of long-term debt, and the issuance of additional equity. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

The continued growth in our operations, both internationally and domestically, requires ongoing significant capital expenditure investment. In addition to this capital expenditure investment, budget re-evaluations and related increased receivable collection time from our primary customer in Mexico has resulted in increased working capital requirements. Continued growth of our operations or increased working capital requirements could result in the need for additional borrowings.

On April 19, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2013, of $0.425 per unit. This distribution equates to a distribution of $1.70 per outstanding unit, or approximately $27.0 million, on an annualized basis. This cash distribution is to be paid on May 15, 2013, to all unitholders of record as of the close of business on May 1, 2013.

Cash Flows

The following table summarizes our primary sources and uses of cash for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Net cash provided by operating activities	$6,764	$2,245
Net cash used in investing activities	(7,888)	(7,643)
Net cash used in financing activities	(2,410)	(6,109)

Operating Activities

Net cash from operating activities increased by $4.5 million during the three month period ended March 31, 2013, to $6.8 million compared to $2.2 million for the 2012 period, due to the operating cash flow growth related to increases in our overall revenues and earnings. Increased overall service revenue, particularly in Latin America, contributed to the increase in our amounts payable to affiliates as of March 31, 2013. As discussed above, this increase in payables was offset by an increase in receivables in Latin America, particularly in Mexico, partly due to increased collection time. Cash provided from operating activities in Mexico, including the timing of collection of our receivables from PEMEX, is subject to the volatility associated with our Mexico operations, including operations interruptions and collection delays caused by current PEMEX budgetary issues, uncertainties regarding the renewal of our existing customer contracts with PEMEX under their current terms and the possibility that new contracts for such projects could be awarded to our competitors, other changes in contract arrangements, security concerns, and other risks.

During the three month period ended March 31, 2013, PEMEX represented 31.6% of our total revenues.  Certain of our existing PEMEX contracts, which represent a majority of these revenues, were extended in the fourth quarter of 2012 until June 30, 2013. We expect that we will bid on new contracts covering these activities during the second quarter of 2013.  Based on our prior course of business with PEMEX, we anticipate that we will be awarded new contracts or be able to extend some or a majority of our activities under the existing contracts on the same or similar terms, or to provide similar services under other of our contracts with PEMEX.  However, there are no assurances that we will retain all of our current business with PEMEX.

Investing Activities

Capital expenditures during the three month period ended March 31, 2013, increased by $0.2 million to $7.9 million compared to $7.6 million for 2012, primarily due to an increase in the number of compressor units manufactured or upgraded during the period. Included within this amount of current year period capital expenditures were maintenance capital expenditures of $0.2 million. The increase in the number of compressor units manufactured was primarily due to the increasing demand for domestic compression services. Compressor units were also upgraded during the current year period to facilitate the use of such units in domestic unconventional applications such as vapor recovery. We anticipate that additional capital expenditures will be required to meet increased demand, particularly if the price of natural gas continues to rise.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, to our unitholders of record on the applicable record date and to our General Partner. During the three month period ended March 31, 2013, we distributed approximately $6.7 million to our unitholders and General Partner attributed to the quarter ended December 31, 2012. On April 19, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2013, of $0.425 per unit. This distribution equates to a distribution of $1.70 per outstanding unit, or approximately $27.0 million, on an annualized basis. This cash distribution is to be paid on May 15, 2013, to all unitholders of record as of the close of business on May 1, 2013.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity.

Bank Credit Facilities On June 24, 2011, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was subsequently amended on December 4, 2012. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes borrowing capacity of $20.0 million, is available for letters of credit (with a sublimit of $5.0 million), and includes an uncommitted $20.0 million expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement is June 24, 2015.  On March 25, 2013, we borrowed an additional $4.25 million pursuant to the Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our domestic and Canadian fleet of compressor units and other equipment and to fund ongoing upgrades to our domestic compressor fleet.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first-lien security interest in substantially all of our assets and the assets (excluding real property) of our existing and future, direct and indirect, domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect, subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first-tier foreign subsidiaries). Borrowings under the Credit Agreement are limited to a borrowing capacity that is determined based on our domestic accounts receivable, inventory, and compressor fleet less a reserve of $3 million. As of March 31, 2013, we have availability under our revolving credit facility of $5.3 million, based upon a $19.6 million calculated current borrowing capacity and the $14.3 million outstanding balance.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarter basis, whenever availability is less than $5 million. In addition, the Credit Agreement includes customary negative covenants, which, among other things, limit our ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investment, acquisitions or other restricted payments. The Credit Agreement contains certain customary representations and warranties, affirmative covenants, and events of default, including among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, or ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the revolving credit facility to be in force and effect, and change of control. If an event of default occurs, our lenders would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and all actions permitted to be taken by secured creditors. We are in compliance with the covenants and conditions of our Credit Agreement as of March 31, 2013.

Off Balance Sheet Arrangements

As of March 31, 2013, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of these lawsuits or other proceedings against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such lawsuits or proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “will,” “would,” “could,” “estimates,” and similar terms. These forward-looking statements include, without limitation, statements concerning our business outlook, future or expected sales, earnings, costs, expenses, acquisitions, asset recoveries, working capital, capital expenditures, financial condition, other results of operations, anticipated activities by our customers, our ability to extend or obtain contracts with our customers, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are set forth in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 11, 2013, and others that may be set forth from time to time in our filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement, except as may be required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any commodities in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 11, 2013. We depend on domestic and international demand for and production of oil and natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and cash available for distribution to our unitholders to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

We have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility. On March 31, 2013, we had a total of $14.3 million outstanding under the Credit Agreement. As interest charged on the Credit Facility is based on a variable rate, we are exposed to floating interest rate risk on outstanding borrowings. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under the Credit Facility. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but as of May 10, 2013, we do not have in place any hedges or forward contracts.

	Expected Maturity Date								Fair
									Market
	2013	2014	2015	2016	2017	2018	Thereafter	Total	Value
	(In Thousands, Except Percentages)
As of March 31, 2013
Long-term debt:
U.S. dollar variable rate	$–	$–	$–	$14,300	$–	$–	$–	$14,300	$14,300
Weighted average
interest rate	–	–	–	2.563%	–	–	–	2.563%	2.563%
Variable to fixed swaps	–	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–	–

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 2.0% would have a $159,000 impact on our net income for the three month period ended March 31, 2013. We may use certain derivative instruments to hedge our exposure to foreign exchange rates in the future, but, as of May 10, 2013, we do not have in place any hedges or forward contracts.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2013, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of these lawsuits or other proceedings against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such lawsuits or proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Annual Report on Form 10-K filed with SEC on March 11, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Maximum Number (or
		Average	Total Number of Units	Approximate Dollar Value) of
	Total Number	Price	Purchased as Part of	Units that May Yet be
	of Units	Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased	Unit	Plans or Programs(1)	Announced Plans or Programs(1)

Jan 1 – Jan 31, 2013	12,549	$17.46	N/A	N/A
Feb 1 – Feb 28, 2013	–	–	N/A	N/A
Mar 1 – Mar 31, 2013	–	–	N/A	N/A
Total	12,549		N/A	N/A

(1)	Units acquired in connection with the vesting of certain employee restricted units.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) Consolidated Statement of Partners’ Capital for the three months ended March 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
	By:	Compressco Partners GP Inc.,
its General Partner

Date: May 10, 2013	By:	/s/Ronald J. Foster
Ronald J. Foster, President
Principal Executive Officer

Date: May 10, 2013	By:	/s/James P. Rounsavall
James P. Rounsavall
Chief Financial Officer, Treasurer and Secretary Principal Financial Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously Filed.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) Consolidated Statement of Partners’ Capital for the three months ended March 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.