Form 10-Q
period 2013-06-30
Compressco Partners, L.P.
filed 2013-08-09
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO______

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
Yes [   ]  No [ X ]
As of August 8, 2013, there were 9,279,293 Common Units and 6,273,970 Subordinated Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Compressco Partners, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Compression and other services	$26,783	$23,891	$56,462	$45,260
Sales of compressors and parts	1,341	1,058	2,429	2,220
Total revenues	28,124	24,949	58,891	47,480
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and other services	15,827	12,045	32,596	23,236
Cost of compressors and parts sales	753	620	1,370	1,228
Total cost of revenues	16,580	12,665	33,966	24,464
Selling, general, and administrative expense	4,572	4,079	9,178	8,668
Depreciation and amortization	3,533	3,256	7,006	6,345
Interest (income) expense, net	109	(10)	167	(22)
Other (income) expense, net	240	381	223	191
Income before income tax provision	3,090	4,578	8,351	7,834
Provision for income taxes	612	976	1,334	1,465
Net income	$2,478	$3,602	$7,017	$6,369
General partner interest in net income	$50	$72	$141	$127
Common units interest in net income	$1,446	$2,095	$4,092	$3,703
Subordinated units interest in net income	$982	$1,435	$2,784	$2,539
Net income per common unit:
Basic	$0.16	$0.23	$0.44	$0.40
Diluted	$0.15	$0.23	$0.44	$0.40
Weighted average common units outstanding:
Basic	9,227,136	9,154,872	9,221,763	9,151,702
Diluted	9,330,128	9,154,872	9,303,734	9,151,702
Net income per subordinated unit:
Basic and diluted	$0.16	$0.23	$0.44	$0.40
Weighted average subordinated units outstanding:
Basic and diluted	6,273,970	6,273,970	6,273,970	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$2,478	$3,602	$7,017	$6,369
Foreign currency translation adjustment	(67)	(74)	(94)	(23)
Comprehensive income	$2,411	$3,528	$6,923	$6,346

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,473	$12,966
Trade accounts receivable, net of allowances for doubtful accounts of $340 in 2013 and $329 in 2012	26,469	18,599
Inventories	14,690	15,908
Deferred tax asset	207	195
Prepaid expenses and other current assets	3,405	3,495
Total current assets	54,244	51,163
Property, plant, and equipment:
Land and building	2,178	2,178
Compressors and equipment	170,068	156,027
Vehicles	13,074	12,997
Construction in progress	—	466
Total property, plant, and equipment	185,320	171,668
Less accumulated depreciation	(84,496)	(78,053)
Net property, plant, and equipment	100,824	93,615
Other assets:
Goodwill	72,161	72,161
Deferred tax asset	588	594
Other assets	274	253
Total other assets	73,023	73,008
Total assets	$228,091	$217,786
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$5,534	$4,610
Accrued liabilities and other	5,622	4,108
Accrued payroll and benefits	748	1,613
Amounts payable to affiliates	11,587	8,232
Deferred tax liabilities	1,483	1,976
Total current liabilities	24,974	20,539
Other liabilities:
Long-term debt, net	21,494	10,050
Deferred tax liabilities	5,119	4,894
Other long-term liabilities	37	53
Total other liabilities	26,650	14,997
Commitments and contingencies
Partners' capital:
General partner interest	3,219	3,346
Common units (9,238,377 units issued and outstanding at June 30, 2013 and 9,172,865 units issued and outstanding at December 31, 2012)	105,898	108,943
Subordinated units (6,273,970 units issued and outstanding)	66,440	68,957
Accumulated other comprehensive income	910	1,004
Total partners' capital	176,467	182,250
Total liabilities and partners' capital	$228,091	$217,786

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated
		Limited Partners		Other	Total
	General Partner	Common Unitholders	Subordinated Unitholder	Comprehensive Income	Partners' Capital

Balance as of December 31, 2012	$3,346	$108,943	$68,957	$1,004	$182,250
Net income	141	4,092	2,784	—	7,017
Distributions ($0.845 per unit)	(268)	(7,830)	(5,301)	—	(13,399)
Equity compensation	—	693	—	—	693
Other comprehensive income (loss)	—	—	—	(94)	(94)
Balance as of June 30, 2013	$3,219	$105,898	$66,440	$910	$176,467

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$7,017	$6,369
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	7,006	6,345
Provision (benefit) for deferred income taxes	(144)	275
Equity compensation expense	693	649
Provision for doubtful accounts	21	83
Loss on sale of property, plant, and equipment	185	127
Changes in operating assets and liabilities:
Accounts receivable	(7,925)	(3,807)
Inventories	1,189	867
Prepaid expenses and other current assets	77	(397)
Accounts payable and accrued expenses	5,121	3,893
Other	149	48
Net cash provided by operating activities	13,389	14,452
Investing activities:
Purchases of property, plant, and equipment, net	(14,872)	(12,379)
Other investing activities	(15)	126
Net cash used in investing activities	(14,887)	(12,253)
Financing activities:
Proceeds from long-term debt	11,444	—
Distributions	(13,399)	(12,344)
Net cash used in financing activities	(1,955)	(12,344)
Effect of exchange rate changes on cash	(40)	28
Increase (decrease) in cash and cash equivalents	(3,493)	(10,117)
Cash and cash equivalents at beginning of period	12,966	17,476
Cash and cash equivalents at end of period	$9,473	$7,359
Supplemental cash flow information:
Income taxes paid	$1,711	$283

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2013, and for the three and six month periods ended June 30, 2013 and 2012, include all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the interim periods. Operating results for the period ended June 30, 2013 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the SEC and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2012, and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 11, 2013.

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

Net Income Per Common and Subordinated Unit

The computations of net income per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security, and, therefore, we are required to use the two-class method in the computation of net income per unit. Basic net income per common and subordinated unit is determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our General Partner (including any distributions to our General Partner on its incentive distribution rights) by the weighted average number of outstanding common and subordinated units, respectively, during the period.

We determine cash distributions based on available cash and determine the actual incentive distributions allocable to our General Partner, if any, based on actual distributions. When computing net income per common and subordinated unit under the two-class method, the amount of the actual incentive distribution rights, if any, is deducted from net income and allocated to our General Partner for the period to which the calculation relates. The remaining amount of net income, after deducting the incentive distribution rights, is allocated among our General Partner, common, and subordinated units based on how our partnership agreement allocates net income.

The following is a reconciliation of the weighted average number of common and subordinated units outstanding to the number of common and subordinated units used in the computations of net income per common and subordinated unit.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	9,227,136	6,273,970	9,221,763	6,273,970
Restricted units outstanding	102,992	—	81,971	—
Average diluted units outstanding	9,330,128	6,273,970	9,303,734	6,273,970

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	9,154,872	6,273,970	9,151,702	6,273,970
Restricted units outstanding	—	—	—	—
Average diluted units outstanding	9,154,872	6,273,970	9,151,702	6,273,970

Environmental Liabilities

Costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income during the three and six month periods ended June 30, 2013 and 2012, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Balance, beginning of period	$977	$953	1,004	902
Foreign currency translation adjustment	(67)	(74)	(94)	(23)
Balance, end of period	$910	$879	910	879

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

On April 19, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2013 of $0.425 per unit. This distribution equates to a distribution of $1.70 per outstanding unit, or approximately $27.0 million, on an annualized basis. This cash distribution was paid on May 15, 2013, to all unitholders of record as of the close of business on May 1, 2013.

Subsequent to June 30, 2013, on July 19, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2013, of $0.425 per unit. This distribution equates to a distribution of $1.70 per outstanding unit, or approximately $27.0 million, on an annualized basis. This cash distribution is to be paid on August 15, 2013, to all unitholders of record as of the close of business on August 1, 2013.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), with the stated objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU 2011-05 amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU 2011-05 amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-2 are effective during interim and annual periods beginning after December 31, 2012. The adoption of ASU 2011-05, 2011-12 and 2013-2 regarding comprehensive income have not had a significant impact on the accounting or disclosures in our financial statements.

In December 2011, the FASB published ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11), which requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB published ASU 2013-01, “Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013-01), with the stated objective of clarifying the scope of offsetting disclosures and address any unintended consequences of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting periods beginning after January 1, 2013, and will be applied on a retrospective basis. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on our financial condition, results of operations, or liquidity.

In July 2013, the FASB published ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). The

amendments in this ASU provide guidance on presentation of unrecognized tax benefits and are expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

On June 24, 2011, we entered into a credit agreement with JPMorgan Chase Bank, N.A., which was amended on December 4, 2012, and May 14, 2013 (as amended, the Credit Agreement), whereby, among other modifications, the maximum credit commitment under the credit facility was increased from $20.0 million to $40.0 million. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes a maximum credit commitment of $40.0 million, is available for letters of credit (with a sublimit of $5.0 million), and includes an uncommitted $20.0 million expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement is June 24, 2015. Borrowings under the Credit Agreement bear interest at a rate equal to three month British Bankers Association LIBOR (adjusted to reflect any required bank reserves) plus a margin of 2.25% per annum.

On March 25, 2013, we borrowed $4.25 million pursuant to the Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our domestic and Canadian fleet of compressor units and other equipment and to fund ongoing upgrades to our domestic compressor fleet. On June 24, 2013, we borrowed an additional $7.0 million which has been used to fund our ongoing capital expenditures related to the expansion of our domestic fleet of compressor units as a result of increased demand. As of June 30, 2013, the aggregate $21.5 million outstanding under the Credit Agreement bears interest at a weighted average rate of 2.5625% per annum. As of June 30, 2013, we have availability under our revolving credit facility of $18.3 million, based upon a $39.7 million borrowing capacity and the $21.5 million outstanding balance.

NOTE C – RELATED PARTY TRANSACTIONS

Set forth below is a description of one of the agreements we entered into with related parties in connection with the completion of our initial public offering (the Offering) on June 20, 2011. This description is not a complete discussion of this agreement and is qualified in its entirety by reference to the full text of the complete agreement, which is filed, along with other agreements, as exhibits to our filings with the SEC.

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

Under the terms of the Omnibus Agreement, we or TETRA may, but are under no obligation to, sell, lease or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired to meet either of our production enhancement or other oilfield services obligations, in such amounts, upon such conditions and for such periods of time, if applicable, as may be mutually agreed upon by TETRA and our General Partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of our General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our General Partner. In addition, unless otherwise approved by the conflicts committee of our General Partner’s board of directors, TETRA may purchase newly fabricated equipment from us at a negotiated price, provided that such price may not be less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof.

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

The Omnibus Agreement (other than the indemnification obligations described above) will terminate upon the earlier to occur of (i) a change of control of our General Partner or TETRA, or (ii) the third anniversary of the completion of this Offering, unless we, our General Partner, or TETRA decide to extend the term of the Omnibus Agreement.

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

NOTE F – SUBSEQUENT EVENTS

On July 19, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2013 of $0.425 per unit. This cash distribution is to be paid on August 15, 2013, to all unitholders of record as of the close of business on August 1, 2013.

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

Demand for domestic conventional production enhancement services was increased compared to the prior year period and, along with increased demand for unconventional application services, resulted in increased domestic service revenues compared to the prior year period. The level of our conventional production enhancement services operations is generally dependent upon the demand for and prices of natural gas in the locations in which we operate. Domestic natural gas prices increased over the second half of 2012 and the first quarter of 2013. However, domestic natural gas prices decreased during the second quarter of 2013 compared to the first quarter of the year, but remained higher than prices during the second quarter of 2012. If the reduction in natural gas prices experienced in the second quarter of 2013 continues for a prolonged period, this could result in a decline in demand for our conventional production enhancement services.

Though activity in Latin America has increased compared to prior year periods, second quarter 2013 activity in Mexico has decreased significantly compared to the first quarter of 2013 due to current budget re-evaluations by Petróleos Mexicanos (PEMEX) which affected the demand for our services beginning in March 2013. We believe this decline in demand is temporary, and we have begun to see a slow increase in activity in certain gas producing regions of Mexico.

Overall, our total revenues and cost of revenues increased during the three and six month periods ended June 30, 2013, compared to the corresponding prior year periods. This increase reflects:
•         improved overall utilization of the existing fleet;
•         increased compression and well monitoring services in Latin America;

•         growth of the fleet within our other international operations; and

•	increased operating expenses driven by higher labor and equipment costs.

While our revenues did increase during the three months ended June 30, 2013, the increase was more than offset by the increase in cost of compression and other services and increased selling, general and administrative expenses. As a result, net income for the current quarter was $1.1 million less than that for the prior year period.

The overall growth of our compressor fleet requires capital expenditure investment. The increased activity in Latin America has also required investment in working capital and resulted in additional personnel and related administrative services provided through the Omnibus Services Agreement with TETRA. In addition, our operations in Latin America are subject to potential volatility relating to our Mexico operations as addressed in more detail under “Liquidity and Capital Resources - Cash Flows.”

How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, year-to-date, and year-to-year comparisons, and as compared to budget. This analysis is useful in identifying adverse cost trends, and allows us to investigate the cause of these trends and implement remedial measures, if possible. The most significant portions of our operating expenses are the labor costs of our field personnel, repair and maintenance of our equipment, and the fuel and other supplies consumed while providing our services. Other materials consumed while performing our services, ad valorem taxes, other labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with the level of activities performed.

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and six month periods ended June 30, 2013, is provided within the results of operations sections below.

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

EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities, or any other measure of financial performance presented in accordance with generally accepted accounting principles (GAAP). Our EBITDA may not be comparable to EBITDA or similarly titled measures of other entities, as other entities may not calculate EBITDA in the same manner as we do. Management compensates for the limitations of EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. EBITDA should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Net income	$2,478	$3,602	$7,017	$6,369
Provision for income taxes	612	976	1,334	1,465
Depreciation and amortization	3,533	3,256	7,006	6,345
Interest (income) expense, net	109	(10)	167	(22)
EBITDA	$6,732	$7,824	$15,524	$14,157

The following table reconciles cash flow from operating activities to EBITDA:

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Cash flow from operating activities	$13,389	$14,452
Changes in current assets and current liabilities	1,389	(604)
Deferred income taxes	144	(275)
Other non-cash charges	(899)	(859)
Interest (income) expense, net	167	(22)
Provision for income taxes	1,334	1,465
EBITDA	$15,524	$14,157
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total compressor units in fleet (at period end)	3,949	3,684	3,949	3,684
Total compressor units in service (at period end)	3,290	2,973	3,290	2,973
Average number of compressor units in service (during period)(1)	3,220	2,925	3,244	2,957
Average compressor unit utilization (during period)(2)	82.6%	79.7%	84.3%	79.5%
____________________________________________________________

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

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor units we placed into service, less the number of compressor units we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the three and six month periods ended June 30, 2013 is provided within the results of operations sections below.

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

	Three Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Combined Results of Operations	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In Thousands)
Revenues:
Compression and other services	$26,783	$23,891	$2,892	95.2%	95.8%	12.1%
Sales of compressors and parts	1,341	1,058	283	4.8%	4.2%	26.7%
Total revenues	$28,124	$24,949	$3,175	100.0%	100.0%	12.7%
Cost of revenues:
Cost of compression and other services	$15,827	$12,045	3,782	56.3%	48.3%	31.4%
Cost of compressors and parts sales	753	620	133	2.7%	2.5%	21.5%
Total cost of revenues	$16,580	$12,665	$3,915	59.0%	50.8%	30.9%
Selling, general and administrative expense	4,572	4,079	493	16.3%	16.3%	12.1%
Depreciation and amortization	3,533	3,256	277	12.6%	13.1%	8.5%
Interest (income) expense, net	109	(10)	119	0.4%	—%	(1,190)%
Other (income) expense, net	240	381	(141)	0.9%	1.5%	(37.0)%
Income before income taxes	$3,090	$4,578	$(1,488)	11.0%	18.3%	(32.5)%
Provision for income taxes	612	976	(364)	2.2%	3.9%	(37.3)%
Net income	$2,478	$3,602	$(1,124)	8.8%	14.4%	(31.2)%

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenues

The increase in our consolidated revenues for the three months ended June 30, 2013, compared to the prior year period, was associated with the increase in revenues from compression and other services, as we utilized an average of 3,220 compressor units to provide services during the three months ended June 30, 2013, compared to an average of 2,925 compressor units during the three months ended June 30, 2012. Increases in domestic and Canadian natural gas prices from the prior year period positively affected demand for our compression services during the quarter ended June 30, 2013, and have resulted in an increase in average prices and an increase in the average numbers of compressor units in service in those regions as compared to the prior year period. In addition, revenues per domestic compressor unit have increased, primarily due to the growth of our unconventional production enhancement services. Latin America service revenues for the three months ended June 30, 2013 increased $0.4 million, as compared to the prior year period, due to additional units in service, as increased activity in Argentina more than offset decreased activity in Mexico. As a result of ongoing budget re-evaluations by PEMEX, beginning in late March 2013, we experienced a decline in the level of activity and revenues in Mexico. We believe this decline in demand is temporary, and we have begun to see a slow increase in activity in certain gas producing regions of Mexico. However, any long-term increase in the levels of Mexico revenues is dependent upon the resolution of these customer budget re-evaluations and the renewal or extension of certain contracts, or the awarding of new contracts, with PEMEX. Issues regarding PEMEX and the status of our contracts with PEMEX are discussed in more detail under “Liquidity and Capital Resources - Cash Flows.”

In addition to the increase in consolidated service revenues, there was a slight increase in revenues from sales of compressor units and parts during the three month period ended June 30, 2013, primarily due to the increased sales of compressor units in certain international markets. Although sales of compressor units are a part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast than our revenues from compression and other services.

Cost of revenues

The increase in cost of compression and other services during the quarter ended June 30, 2013 more than offset the increase in consolidated revenues compared to the prior period. The increase in cost of compression and other services was primarily due to the increased service activity domestically and growth in Mexico throughout 2012 and into early 2013 in Latin America. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues increased to 59.1% during the current year period from 50.4% during the prior year period. The increase in domestic costs was primarily due to increased parts and equipment maintenance expense, as well as increased operating costs in certain of the markets in which we provide unconventional production enhancement services. We also incurred operating expenses during the current year period associated with engine quality improvement initiatives associated with our manufactured compressor units. These operating expenses were not incurred in the prior year period. In addition, Latin America reported increased labor and equipment costs, due to the overall growth during the past year in Mexico, and due to increased activity in Argentina. As a result of increased demand in Mexico during 2012 and early 2013, equipment and personnel operating costs were increased. However, in response to the decline in demand for our services in Mexico noted above, we have taken appropriate cost reduction steps, including an aggressive reduction in headcount and the relocation of certain compressor equipment assets, and we continue to seek additional ways to reduce costs.

Consistent with the relatively constant level of sales of compressor units, the cost of compressors and part sales slightly increased compared to the prior year period.

Selling, general and administrative expense

Selling, general and administrative expense increased slightly for the three months ended June 30, 2013, compared to three months ended June 30, 2012, primarily due to increased administrative salary and personnel related expenses, professional services expenses, and administrative costs allocated pursuant to our Omnibus Agreement. These increases were offset by decreases in taxes and insurance and other administrative related expenses.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased primarily as a result of additional units placed into service as compared to the prior year period.

Interest (income) expense

As of June 30, 2013, our total outstanding borrowings under the Credit Agreement was $21.5 million, which included an additional $7.0 million borrowed on June 24, 2013. We incurred approximately $88,000 of interest expense in the current year period associated with these borrowings under the Credit Agreement. There was no outstanding Credit Agreement debt or related interest expense in the prior year period.

Other (income) expense, net

Other expense, net, was $240,000 during the second quarter of 2013 compared to $381,000 during the prior year period, primarily due to decreased foreign currency exchange losses.

Provision for income taxes

Our domestic operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations.

	Six Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Combined Results of Operations	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In Thousands)
Revenues:
Compression and other services	$56,462	$45,260	$11,202	95.9%	95.3%	24.8%
Sales of compressors and parts	2,429	2,220	209	4.1%	4.7%	9.4%
Total revenues	$58,891	$47,480	$11,411	100.0%	100.0%	24.0%
Cost of revenues:
Cost of compression and other services	$32,596	$23,236	$9,360	55.3%	48.9%	40.3%
Cost of compressors and parts sales	1,370	1,228	142	2.3%	2.6%	11.6%
Total cost of revenues	$33,966	$24,464	$9,502	57.7%	51.5%	38.8%
Selling, general and administrative expense	9,178	8,668	510	15.6%	18.3%	5.9%
Depreciation and amortization	7,006	6,345	661	11.9%	13.4%	10.4%
Interest (income) expense, net	167	(22)	189	0.3%	—%	(859.1)%
Other (income) expense, net	223	191	32	0.4%	0.4%	16.8%
Income before income taxes	$8,351	$7,834	$517	14.2%	16.5%	6.6%
Provision for income taxes	1,334	1,465	(131)	2.3%	3.1%	(8.9)%
Net income	$7,017	$6,369	$648	11.9%	13.4%	10.2%

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenues

Our consolidated revenues for the six months ended June 30, 2013 increased due to the increase in revenues from compression and other services, as we utilized an average of 3,244 compressor units to provide services during the six months ended June 30, 2013, compared to an average of 2,957 compressor units during the six months ended June 30, 2012. Latin America service revenues for the six months ended June 30, 2013 increased $6.8 million as compared to the prior year period due to additional units in service in Mexico and Argentina. As a result of ongoing budget re-evaluations by PEMEX, in March 2013 we began to experience a decline in the level of activity and revenues in Mexico. We believe this decline in demand is temporary, and we have begun to see a slow increase in activity in certain gas producing regions in Mexico. However, any long-term increase in the levels of Mexico revenues is dependent upon the resolution of the PEMEX budget re-evaluations and the renewal or extension of certain contracts, or the awarding of new contracts, with PEMEX. Issues regarding PEMEX and the status of our contracts with PEMEX are discussed in more detail under “Liquidity and Capital Resources - Cash Flows.” Increases in domestic and Canadian natural gas prices from the prior year period positively affected demand for our conventional compression services in these regions during the six month period ended June 30, 2013, and they have resulted in increases in the average numbers of compressor units in service in those regions. In addition, revenues per domestic and Canadian compressor units have both increased, primarily due to the growth of our unconventional production enhancement services in these regions. Revenues increased from international markets other than Latin America and we expect these revenues will continue to increase compared to the prior year period.

In addition to the increase in consolidated service revenues, there was a slight increase in revenues from sales of compressor units and parts during the six month period ended June 30, 2013, compared to the prior year period, primarily due to the increased sales in certain international markets. Although sales of compressor units are a part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast than are our revenues from compression and other services.

Cost of revenues

The increase in consolidated cost of compression and other services during the first half of 2013 was primarily due to the increased service activity, particularly in Latin America, compared to the prior year period. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues increased to 57.7% during the current year period from 51.3% during the prior year period. This increase was due to increased labor, equipment maintenance, and fuel costs in Latin America, due to the growth of our operations in Mexico and Argentina, as compared to the prior year period, despite the decline in activity during the second quarter. Domestic costs have also increased, primarily due to increased parts, equipment maintenance expense, and wages, as well as increased operating costs in certain of the markets in which we provide unconventional production enhancement services. We also incurred operating expenses during the current year period associated with engine quality improvement initiatives associated with our manufactured compressor units. We have begun to take appropriate cost reduction steps overall, particularly in response to the decline in demand for our services in Mexico, where we have taken aggressive reductions in headcount and relocated certain compressor equipment assets, and we continue to seek additional ways to reduce costs.

Consistent with the relatively constant level of sales of compressor units, cost of compressors and parts sales slightly increased compared to the prior year period.

Selling, general and administrative expense

Selling, general, and administrative expense levels increased modestly compared to the prior year period, despite the significant growth in revenues, as increases in administrative salary and personnel-related expenses, professional services expense, and administrative costs allocated pursuant to our Omnibus Agreement, were partially offset by decreases in bad debt and other administrative expenses.

Depreciation and amortization

Depreciation and amortization expense primarily consist of the depreciation of compressor units. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased, primarily as a result of additional units placed into service as compared to the prior year period.

Interest (income) expense

On March 25, 2013, we borrowed $4.25 million pursuant to the Credit Agreement and on June 24, 2013, we borrowed an additional $7.0 million pursuant to the Credit Agreement, bringing our total outstanding borrowings under the Credit Agreement to $21.5 million at June 30, 2013. We incurred approximately $0.1 million of interest expense in the current year period associated with our borrowings under the Credit Agreement. There was no outstanding Credit Agreement debt or related interest expense in the prior year period.

Other (income) expense, net

Other (income) expense, net, remained relatively flat during the six months ended June 30, 2013, compared to the prior year period.

Provision for income taxes

Our domestic operations are not subject to U.S. federal income tax, other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations.

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

The continued growth in our operations, both internationally and domestically, requires ongoing significant capital expenditure investment. In addition to this capital expenditure investment, budget re-evaluations and related increased receivable collection time from our primary customer in Mexico have resulted in increased working capital requirements. Continued growth of our operations or increased working capital requirements could result in the need for additional borrowings.

On July 19, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2013, of $0.425 per unit. This distribution equates to a distribution of $1.70 per outstanding unit, or approximately $27.0 million, on an annualized basis. This cash distribution is to be paid on August 15, 2013, to all unitholders of record as of the close of business on August 1, 2013.

Cash Flows

The following table summarizes our primary sources and uses of cash for the six month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Net cash provided by operating activities	$13,389	$14,452
Net cash used in investing activities	(14,887)	(12,253)
Net cash used in financing activities	(1,955)	(12,344)

Operating Activities

Net cash from operating activities decreased by $1.0 million during the six month period ended June 30, 2013 to $13.4 million compared to $14.5 million for the 2012 period, primarily due to a decline in revenues from our Mexico operations and increases in our cost of compression and other services, which resulted in a decrease in our Latin America earnings. Cash provided from our Mexico operations is subject to the volatility associated with interruptions caused by current PEMEX budgetary issues, uncertainties regarding the renewal of our existing customer contracts with PEMEX under their current terms and the possibility that new contracts for such projects could be awarded to our competitors, and other changes in contract arrangements, security concerns, and the timing of collection of our receivables from PEMEX.

During the first quarter of 2013, PEMEX represented 31.6% of our total revenues and during the second quarter of 2013, PEMEX represented 20% of total revenues. During the second quarter of 2013, we were notified by PEMEX of their intention to extend, until late 2013, certain of our contracts that represent a majority of our Mexico revenues and that were scheduled to expire in June 2013. At the request of PEMEX, we are currently operating under this understanding and anticipate that we will bid on new contracts covering these activities during the last half of 2013. Based on our prior course of business with PEMEX, we anticipate that we will be awarded new contracts or be able to extend some or a majority of our activities under the extended contracts on the same or similar terms or to provide similar services under other of our contracts with PEMEX.  However, there are no assurances that we will retain all of our current business with PEMEX.

Investing Activities

Capital expenditures during the six month period ended June 30, 2013 increased by $2.5 million, or 20.2%, to $14.9 million compared to $12.4 million for the 2012 period, primarily due to an increase in the number of compressor units manufactured or upgraded during the period. Included within this amount of current year period capital expenditures were maintenance capital expenditures of $0.6 million. The increase in the number of compressor units manufactured was primarily due to the increasing demand for domestic compression services. Compressor units were also upgraded during the current year period to facilitate the use of such units in domestic unconventional applications such as vapor recovery. We anticipate that additional capital expenditures will be required to meet increased demand.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to our unitholders of record on the applicable record date and to our General Partner. For the six month period ended June 30, 2013, we distributed approximately $13.4 million to our unitholders and General Partner. On July 19, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2013, of $0.425 per unit. This distribution equates to a distribution of $1.70 per outstanding unit, or approximately $27.0 million on an annualized basis. This cash distribution is to be paid on August 15, 2013, to all unitholders of record as of the close of business on August 1, 2013.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity.

Bank Credit Facilities

On June 24, 2011, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was subsequently amended on December 4, 2012 and May 14, 2013. Under the Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement includes a maximum credit commitment of $40.0 million, is available for letters of credit (with a sublimit of $5.0 million) and includes an uncommitted $20.0 million expansion feature. The Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential acquisitions. So long as we are not in default, the Credit Agreement may also be used to fund quarterly distributions. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement is June 24, 2015.  On March 25, 2013, we borrowed $4.25 million pursuant to the Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our domestic and Canadian fleet of compressor units and other equipment and to fund ongoing upgrades to our domestic compressor fleet. In addition, on June 24, 2013, we borrowed an additional $7.0 million, which has been used to fund our ongoing capital expenditures related to the expansion of our domestic fleet of compressor units as a result of increased demand. Subsequent to this borrowing, we had $21.5 million outstanding under the credit facility.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first-lien security interest in substantially all of our assets and the assets (excluding real property) of our existing and future, direct and indirect, domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect, subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first-tier foreign subsidiaries). Borrowings under the Credit Agreement are limited to a borrowing capacity that is determined based on our domestic accounts receivable, inventory, and compressor fleet. As of June 30, 2013, we have availability under our revolving credit facility of $18.3 million, based upon a $39.7 million calculated current borrowing capacity and the $21.5 million outstanding balance.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarter basis, whenever availability is less than $5 million. In addition, the Credit Agreement includes customary negative covenants, which, among other things, limit our ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investment, acquisitions or other restricted payments. The Credit Agreement contains certain customary representations and warranties, affirmative covenants, and events of default, including among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, or ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the revolving credit facility to be in force and effect, and change of control. If an event of default occurs, our lenders would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and all actions permitted to be taken by secured creditors. We are in compliance with the covenants and conditions of our Credit Agreement as of June 30, 2013.

Off Balance Sheet Arrangements

As of June 30, 2013, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. Except for the following, during the first six months of 2013, there were no material changes in the specified contractual obligations.

On March 25, 2013, we borrowed $4.25 million pursuant to the Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our domestic and Canadian fleet of compressor units and other equipment and to fund ongoing upgrades to our domestic compressor fleet. On June 24, 2013, we borrowed an additional $7.0 million which was used to fund our ongoing capital expenditures related to the expansion of our domestic fleet of compressor units as a result of increased demand. As of June 30, 2013, the aggregate $21.5 million outstanding under the Credit Agreement bears interest at a weighted average rate of 2.5625% per annum. As of June 30, 2013, we have availability under our revolving credit facility of $18.3 million, based upon a $39.7 million borrowing capacity and the $21.5 million outstanding balance.

For additional information about our contractual obligations as of December 31, 2012, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual Report on Form 10-K for the year ended December 31, 2012.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “would,” “could,” “estimates,” and similar terms. These forward-looking statements include, without limitation, statements concerning our business outlook, future or expected sales, earnings, costs, expenses, acquisitions, asset recoveries, working capital, capital expenditures, financial condition, other results of operations, anticipated activities by our customers, our ability to extend or obtain contracts with our customers, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are set forth in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 11, 2013, and others that may be set forth from time to time in our filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement, except as may be required by law.

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

We have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility. On June 30, 2013, we had a total of $21.5 million outstanding under the Credit Agreement. As interest charged on the Credit Facility is based on a variable rate, we are exposed to floating interest rate risk on outstanding borrowings. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under the Credit Facility. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but as of August 9, 2013, we do not have in place any hedges or forward contracts.

	Expected Maturity Date								Fair
	2013	2014	2015	2016	2017	2018	There-after	Total	Market Value
	(In Thousands, Except Percentages)
As of June 30, 2013
Long-term debt:
U.S. dollar variable rate	$—	$—	$21,500	$—	$—	$—	$—	$21,500	$21,500
Weighted average interest rate	—	—	2.563%	—	—	—	—	2.563%	2.563%
Variable to fixed swaps	—	—	—	—	—	—	—	—	—
Fixed pay rate	—	—	—	—	—	—	—	—	—
Variable receive rate	—	—	—	—	—	—	—	—	—

 We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 2.0% would have a $0.2 million impact on our net income for the three month period ended June 30, 2013. We may use certain derivative instruments to hedge our exposure to foreign exchange rates in the future, but, as of August 9, 2013, we do not have in place any hedges or forward contracts.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2013, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
Apr 1 – Apr 30, 2013	3,333	$20.85	N/A	N/A
May 1 – May 31, 2013	246	20.29	N/A	N/A
Jun 1 – Jun 30, 2013	2,943	19.78	N/A	N/A
Total	6,522		N/A	N/A
_____________________________________________________________

(1)	Units acquired in connection with the vesting of certain employee restricted units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

4.1
Second Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated May 14, 2013, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC and Compressco Partners Sub, Inc., as the borrowers, the Partnership's existing and future domestic subsidiaries, as loan guarantors, and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on May 16, 2013 (SEC File No. 001-35195)).

10.1	Change of Control Agreement with Ronald J. Foster (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on June 4, 2013 (SEC File No. 001-35195)).
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________________________

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) Consolidated Statement of Partners’ Capital for the six months ended June 30, 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
		By:	Compressco Partners GP Inc.,
its General Partner

Date:	August 9, 2013	By:	/s/Ronald J. Foster
Ronald J. Foster, President
Principal Executive Officer

Date:	August 9, 2013	By:	/s/James P. Rounsavall
James P. Rounsavall
Chief Financial Officer, Treasurer and Secretary Principal Financial Officer

EXHIBIT INDEX

4.1
Second Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated May 14, 2013, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC and Compressco Partners Sub, Inc., as the borrowers, the Partnership's existing and future domestic subsidiaries, as loan guarantors, and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on May 16, 2013 (SEC File No. 001-35195)).

10.1	Change of Control Agreement with Ronald J. Foster (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on June 4, 2013 (SEC File No. 001-35195)).
31.1*	Certification of Principal Executive Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________________________

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) Consolidated Statement of Partners’ Capital for the six months ended June 30, 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.