Form 10-Q
period 2013-09-30
Compressco Partners, L.P.
filed 2013-11-08
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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
Yes [   ]  No [ X ]
As of November 7, 2013, there were 9,279,293 Common Units and 6,273,970 Subordinated Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Compressco Partners, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Compression and other services	$28,408	$27,167	$84,870	$72,427
Sales of compressors and parts	1,555	1,517	3,984	3,737
Total revenues	29,963	28,684	88,854	76,164
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and other services	15,354	13,518	48,613	37,550
Cost of compressors and parts sales	726	829	2,096	2,057
Total cost of revenues	16,080	14,347	50,709	39,607
Selling, general, and administrative expense	4,473	4,516	12,988	12,388
Depreciation and amortization	3,717	3,376	10,723	9,721
Interest (income) expense, net	136	24	303	2
Other (income) expense, net	210	427	433	618
Income before income tax provision	5,347	5,994	13,698	13,828
Provision for income taxes	1,144	931	2,478	2,396
Net income	$4,203	$5,063	$11,220	$11,432
General partner interest in net income	$84	$101	$225	$229
Common units interest in net income	$2,453	$2,945	$6,545	$6,648
Subordinated units interest in net income	$1,666	$2,017	$4,450	$4,555
Net income per common unit:
Basic	$0.27	$0.32	$0.71	$0.73
Diluted	$0.26	$0.32	$0.70	$0.73
Weighted average common units outstanding:
Basic	9,235,680	9,163,738	9,227,116	9,155,744
Diluted	9,319,142	9,163,738	9,311,061	9,155,744
Net income per subordinated unit:
Basic and diluted	$0.27	$0.32	$0.71	$0.73
Weighted average subordinated units outstanding:
Basic and diluted	6,273,970	6,273,970	6,273,970	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$4,203	$5,063	$11,220	$11,432
Foreign currency translation adjustment	58	135	(36)	112
Comprehensive income	$4,261	$5,198	$11,184	$11,544

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,102	$12,966
Trade accounts receivable, net of allowances for doubtful accounts of $508 in 2013 and $329 in 2012	24,649	18,599
Inventories	14,551	15,908
Deferred tax asset	84	195
Prepaid expenses and other current assets	2,170	3,495
Total current assets	51,556	51,163
Property, plant, and equipment:
Land and building	2,178	2,178
Compressors and equipment	174,434	156,027
Vehicles	13,256	12,997
Construction in progress	—	466
Total property, plant, and equipment	189,868	171,668
Less accumulated depreciation	(87,673)	(78,053)
Net property, plant, and equipment	102,195	93,615
Other assets:
Goodwill	72,161	72,161
Deferred tax asset	2,900	594
Other assets	240	253
Total other assets	75,301	73,008
Total assets	$229,052	$217,786
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$5,210	$4,610
Accrued liabilities and other	5,479	4,108
Accrued payroll and benefits	964	1,613
Amounts payable to affiliates	9,508	8,232
Deferred tax liabilities	3,503	1,976
Total current liabilities	24,664	20,539
Other liabilities:
Long-term debt, net	24,373	10,050
Deferred tax liabilities	5,644	4,894
Other long-term liabilities	51	53
Total other liabilities	30,068	14,997
Commitments and contingencies
Partners' capital:
General partner interest	3,168	3,346
Common units (9,279,293 units issued and outstanding at September 30, 2013 and 9,172,865 units issued and outstanding at December 31, 2012)	104,744	108,943
Subordinated units (6,273,970 units issued and outstanding)	65,440	68,957
Accumulated other comprehensive income	968	1,004
Total partners' capital	174,320	182,250
Total liabilities and partners' capital	$229,052	$217,786

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated
		Limited Partners		Other	Total
	General Partner	Common Unitholders	Subordinated Unitholder	Comprehensive Income	Partners' Capital

Balance as of December 31, 2012	$3,346	$108,943	$68,957	$1,004	$182,250
Net income	225	6,545	4,450	—	11,220
Distributions ($1.27 per unit)	(403)	(11,774)	(7,967)	—	(20,144)
Equity compensation	—	1,030	—	—	1,030
Other comprehensive income (loss)	—	—	—	(36)	(36)
Balance as of September 30, 2013	$3,168	$104,744	$65,440	$968	$174,320

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$11,220	$11,432
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	10,723	9,721
Provision for deferred income taxes	210	611
Equity compensation expense	1,030	1,313
Provision for doubtful accounts	192	62
Loss on sale of property, plant, and equipment	219	183
Changes in operating assets and liabilities:
Accounts receivable	(6,238)	(9,249)
Inventories	1,328	688
Prepaid expenses and other current assets	1,313	(736)
Accounts payable and accrued expenses	2,792	8,487
Other	183	71
Net cash provided by operating activities	22,972	22,583
Investing activities:
Purchases of property, plant, and equipment, net	(19,975)	(16,782)
Other investing activities	—	(42)
Net cash used in investing activities	(19,975)	(16,824)
Financing activities:
Proceeds from long-term debt	14,323	5,800
Distributions	(20,144)	(18,429)
Net cash used in financing activities	(5,821)	(12,629)
Effect of exchange rate changes on cash	(40)	57
Decrease in cash and cash equivalents	(2,864)	(6,813)
Cash and cash equivalents at beginning of period	12,966	17,476
Cash and cash equivalents at end of period	$10,102	$10,663
Supplemental cash flow information:
Income taxes paid	$1,890	$540

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of September 30, 2013, and for the three and nine month periods ended September 30, 2013 and 2012, include all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the interim periods. Operating results for the period ended September 30, 2013 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2013.

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

Beginning with the three month period ended September 30, 2013, certain ad valorem tax expenses for operating equipment have been classified as cost of compression and other services instead of being included in general and administrative expense as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period presentation. The amount of such reclassification is $0.7 million for the six month period ended June 30, 2013, and $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2012, respectively. This reclassification had no effect on net income for any of the periods presented. This revised presentation results in a presentation that is consistent with other reporting entities in our industry.

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

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	9,235,680	6,273,970	9,227,116	6,273,970
Restricted units outstanding	83,462	—	83,945	—
Average diluted units outstanding	9,319,142	6,273,970	9,311,061	6,273,970

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	9,163,738	6,273,970	9,155,744	6,273,970
Restricted units outstanding	—	—	—	—
Average diluted units outstanding	9,163,738	6,273,970	9,155,744	6,273,970

Environmental Liabilities

Costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income during the three and nine month periods ended September 30, 2013 and 2012, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Balance, beginning of period	$910	$879	1,004	902
Foreign currency translation adjustment	58	135	(36)	112
Balance, end of period	$968	$1,014	968	1,014

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

On, July 19, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2013 of $0.425 per unit. This distribution equates to a distribution of $1.70 per outstanding unit, or approximately $27.0 million, on an annualized basis. This cash distribution was paid on August 15, 2013, to all unitholders of record as of the close of business on August 1, 2013.

Subsequent to September 30, 2013, on October 18, 2013, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2013 of $0.43 per unit. This distribution equates to a distribution of $1.72 per outstanding unit, or approximately $27.0 million, on an annualized basis. This cash distribution is to be paid on November 15, 2013 to all unitholders of record as of the close of business on November 1, 2013.

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

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

On June 24, 2011, we entered into a credit agreement with JPMorgan Chase Bank, N.A., which was amended on December 4, 2012, and May 14, 2013 (as amended, the Credit Agreement), whereby, among other modifications, the maximum credit commitment under the credit facility was increased from $20.0 million to $40.0 million. Under the Credit Agreement, we, along with certain of our subsidiaries, were named as borrowers, and all obligations under the Credit Agreement were guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement included a maximum credit commitment of $40.0 million and was available for letters of credit (with a sublimit of $5.0 million) and included an uncommitted $20.0 million expansion feature. The Credit Agreement was available to be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we were not in default, the Credit Agreement could also be used to fund quarterly distributions. Borrowings under the Credit Agreement were subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement was June 24, 2015. Borrowings under the Credit Agreement bore interest at a rate equal to three month British Bankers Association LIBOR (adjusted to reflect any required bank reserves) plus a margin of 2.25% per annum.

During the nine months ended September 30, 2013, we borrowed $14.25 million pursuant to the Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our U.S. and Canadian fleet of compressor units, the upgrades to our existing domestic compressor fleet, and the purchase of mid-horsepower compressor units. As of September 30, 2013, the aggregate $24.4 million outstanding under the Credit Agreement bears interest at a weighted average rate of 2.5625% per annum.

         On October 15, 2013, we entered into a new asset-based revolving credit agreement with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the New Credit Agreement), which replaced the previous Credit Agreement. Under the New Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the New Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The New Credit Agreement includes a maximum credit commitment of $100.0 million that is available for letters of credit (with a sublimit of $20.0 million), and includes an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the New Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent. As of November 7, 2013, we had a balance outstanding under the New Credit Agreement of $24.5 million and had availability under the New Credit Agreement of $40.9 million, based upon a $65.6 million borrowing base and the $24.5 million outstanding balance.

The New Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including the refinancing of the indebtedness under the Credit Agreement, capital expenditures, and potential future expansions or acquisitions. So long as we are not in default, the New Credit Agreement could also be used to fund our quarterly distributions at the option of the board of directors of our general partner (provided, that after giving effect to such distributions, we will be in compliance with the financial covenants). The initial borrowings under the New Credit Agreement of $24.5 million were used to repay in full all amounts outstanding under the previous Credit Agreement. Borrowings under the New Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the New Credit Agreement is October 15, 2017.

Borrowings under the New Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as selected by us), plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on outstanding principal under the New Credit Agreement, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.375% per annum, paid quarterly in arrears. We are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The New Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 4.0 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Credit Agreement includes customary negative covenants, which, among other things, limits our ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Credit Agreement provides that we can make distributions to holders of our common and subordinated units, but only if there is no default or event of default under the facility.

All obligations under the New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets (excluding real property) and our existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).

NOTE C – MARKET RISKS AND DERIVATIVE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. As a result of our variable rate bank credit facility, we face market risk exposure related to changes in applicable interest rates. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. Our financial risk management activities may at times involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures.

In October 2013, we entered into a foreign currency forward sale derivative contract as part of a program designed to mitigate the currency exchange rate risk exposure on transactions for our Mexico subsidiaries. The contract is an approximately $6.1 million equivalent nominal value sale of Mexican pesos in November 2013 at a fixed exchange rate. Under this program, we may enter into similar derivative contracts from time to time. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they will not be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period.

NOTE D – RELATED PARTY TRANSACTIONS

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

Under the terms of the Omnibus Agreement, TETRA has agreed to indemnify us for three years after the completion of our initial public offering (the Offering) against certain potential environmental claims, losses, and expenses associated with the operation of the business prior to the completion of the Offering. TETRA’s maximum liability for this indemnification obligation is $5.0 million, and TETRA will not have any obligation under this indemnification until our aggregate losses exceed $250,000. TETRA will have no indemnification obligations with respect to environmental claims made as a result of new or modified environmental laws promulgated after the completion of the Offering. We have agreed to indemnify TETRA for environmental claims arising following the completion of the Offering regarding the business contributed to us.

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

The Omnibus Agreement (other than the indemnification obligations described above) will terminate upon the earlier to occur of (i) a change of control of our General Partner or TETRA, or (ii) the third anniversary of the completion of the Offering, unless we, our General Partner, or TETRA decide to extend the term of the Omnibus Agreement.

NOTE E – INCOME TAXES

Our operations are not subject to federal income tax other than the operations that are conducted through our taxable subsidiaries. We will incur state and local income taxes in certain states of the United States in which we conduct business. We incur income taxes and will be subject to withholding requirements related to certain of our operations in Mexico, Canada, and other foreign countries in which we operate. Furthermore, we will also incur Texas Margin Tax, which, in accordance with FASB ASC 740, is classified as an income tax for reporting purposes.

NOTE F – COMMITMENTS AND CONTINGENCIES

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

NOTE G – SUBSEQUENT EVENTS

On October 15, 2013, we entered into a new asset-based revolving credit agreement with a syndicate of lenders including JPMorgan Chase, N.A., which replaced our previous Credit Agreement. For further discussion, see Note B - Long-Term Debt and Other Borrowings.

On October 18, 2013, the board of directors of our General Partner declared an increased cash distribution attributable to the quarter ended September 30, 2013 of $0.43 per unit. This cash distribution is to be paid on November 15, 2013, to all unitholders of record as of the close of business on November 1, 2013.

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

Over time, oil and natural gas wells exhibit declining pressure and production. Production enhancement technologies are designed to enhance daily production and total recoverable reserves. Our conventional compression-based production enhancement services are utilized to increase production by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our conventional applications include production enhancement services for dry gas wells and liquid-loaded gas wells, and backside auto injection systems (“BAIS”) for liquid-loaded gas wells. Our unconventional compression services applications are utilized primarily in horizontal resource play reservoirs in connection with oil and liquids production and include vapor recovery and casing gas system applications. In certain circumstances, in connection with our primary production enhancement services, we also provide ongoing well monitoring services and automated sand separation services. While our conventional applications are primarily associated with mature gas wells with low formation pressures, they are also effectively utilized on newer gas wells that have experienced significant production declines. Our field services are performed by our highly trained staff of regional service supervisors, optimization specialists, and field mechanics. In addition, we design and manufacture most of the compressor units we use to provide our services, and, in certain markets, we sell our compressor units to customers.

Increased demand for unconventional compression services applications, particularly vapor recovery, has resulted in increased U.S. service revenues compared to the prior year period. Although the growth of our unconventional compression services applications has helped reduce our overall dependence on natural gas prices, the level of our conventional production enhancement services operations remains generally dependent upon the demand for and prices of natural gas in the locations in which we operate. U.S. natural gas prices increased during the second half of 2012 and the first quarter of 2013. However, U.S. natural gas prices decreased during the second and third quarter of 2013 compared to the first quarter of the year, although they remained higher than prices during the corresponding prior year period. If the reduction in natural gas prices experienced in the third quarter of 2013 continues for a prolonged period, this could result in a decline in demand for our conventional production enhancement services. Demand for our unconventional compression services applications continues to increase and we expect continued growth.

Third quarter 2013 activity levels in Mexico have decreased significantly compared to the third quarter of 2012 due to current budget re-evaluations by Petróleos Mexicanos (PEMEX), which began to affect the demand for our services in the northern onshore region of Mexico in March 2013. We believe this decline in demand is temporary. During 2013, we have seen a shift in customer spending in Mexico from oil related operations to natural gas operations. While this has reduced activity in certain locations in Mexico compared to 2012, we have seen emerging opportunities for our production enhancement services related to increased natural gas activity. As a result we have begun to see a slow increase in activity levels in Mexico.

Overall, our total revenues and cost of revenues increased during the three and nine month periods ended September 30, 2013, compared to the corresponding prior year periods. This increase reflects:
•         improved overall utilization of the existing fleet, particularly in the U.S.;
•         increased compression services in Argentina and Canada, which have offset a large portion of the decline in activity in Mexico;

•	growth of our unconventional compression services applications in the U.S;
•         growth of the fleet within our other international operations; and

•	increased operating expenses driven by higher labor and equipment costs.

While our revenues did increase during the three months ended September 30, 2013 as compared to the prior year period, the increase was more than offset by the increase during the current period in cost of compression and other services and increased depreciation and amortization expenses. In addition, our effective income tax rate increased during the current period compared to the prior year period. As a result, net income for the current quarter was $0.9 million less than that for the prior year quarter.

The overall growth of our compressor fleet requires increased capital expenditure investment. The increased activity in Latin America has also required increased investment in working capital and resulted in additional personnel and related administrative services provided under the Omnibus Services Agreement and our other agreements with TETRA and its subsidiaries. In addition, our operations in Latin America are subject to potential volatility relating to our Mexico operations, as addressed in more detail under “Liquidity and Capital Resources - Cash Flows.”

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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and nine month periods ended September 30, 2013, is provided within the results of operations sections below.

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

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Net income	$4,203	$5,063	$11,220	$11,432
Provision for income taxes	1,144	931	2,478	2,396
Depreciation and amortization	3,717	3,376	10,723	9,721
Interest (income) expense, net	136	24	303	2
EBITDA	$9,200	$9,394	$24,724	$23,551

The following table reconciles cash flow from operating activities to EBITDA:

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Cash flow from operating activities	$22,972	$22,583
Changes in current assets and current liabilities	622	739
Deferred income taxes	(210)	(611)
Other non-cash charges	(1,441)	(1,558)
Interest (income) expense, net	303	2
Provision for income taxes	2,478	2,396
EBITDA	$24,724	$23,551
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total compressor units in fleet (at period end)	3,994	3,694	3,994	3,694
Total compressor units in service (at period end)	3,401	3,076	3,401	3,076
Average number of compressor units in service (during period)(1)	3,346	3,025	3,300	3,009
Average compressor unit utilization (during period)(2)	84.2%	82.0%	85.3%	81.9%
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

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor units we placed into service, less the number of compressor units we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the three and nine month periods ended September 30, 2013 is provided within the results of operations sections below.

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

	Three Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Combined Results of Operations	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In Thousands)
Revenues:
Compression and other services	$28,408	$27,167	$1,241	94.8%	94.7%	4.6%
Sales of compressors and parts	1,555	1,517	38	5.2%	5.3%	2.5%
Total revenues	$29,963	$28,684	$1,279	100.0%	100.0%	4.5%
Cost of revenues:
Cost of compression and other services	$15,354	$13,518	1,836	51.2%	47.1%	13.6%
Cost of compressors and parts sales	726	829	(103)	2.4%	2.9%	(12.4)%
Total cost of revenues	$16,080	$14,347	$1,733	53.7%	50.0%	12.1%
Selling, general and administrative expense	4,473	4,516	(43)	14.9%	15.7%	(1.0)%
Depreciation and amortization	3,717	3,376	341	12.4%	11.8%	10.1%
Interest (income) expense, net	136	24	112	0.5%	0.1%	466.7%
Other (income) expense, net	210	427	(217)	0.7%	1.5%	(50.8)%
Income before income taxes	$5,347	$5,994	$(647)	17.8%	20.9%	(10.8)%
Provision for income taxes	1,144	931	213	3.8%	3.2%	22.9%
Net income	$4,203	$5,063	$(860)	14.0%	17.7%	(17.0)%

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenues

The increase in our consolidated revenues for the three months ended September 30, 2013, compared to the prior year period, was associated with the increase in revenues from compression and other services, as we utilized an average of 3,346 compressor units to provide services during the three months ended September 30, 2013, compared to an average of 3,025 compressor units during the three months ended September 30, 2012. U.S. natural gas prices increased compared to the prior year period, positively affecting demand for our compression services and also resulting in increases in average prices for our services during the quarter ended September 30, 2013. In addition, revenues per domestic compressor unit have increased due to the growth of our unconventional compression applications, as we continue to see growth in demand for these higher priced unconventional services. The increased demand for our unconventional compression services applications remains largely driven by increased activity primarily in U.S. horizontal resource play reservoirs. Service revenues in Argentina increased during the three months ended September 30, 2013, compared to the prior year period due to additional units in service for the increased activity. The increase in Argentina service revenues was more than offset by the decrease in Mexico service revenues. As a result of ongoing budget re-evaluations by PEMEX, which began in late March 2013, we experienced a significant decline in the level of activity and revenues in Mexico compared to the prior year period. We believe this decline in demand is temporary, and we have seen an increase in activity in certain gas producing regions of Mexico during the third quarter of 2013. However, any long-term increase in the levels of Mexico revenues is dependent upon the resolution of these customer budget re-evaluations and the renewal or extension of certain contracts, or the awarding of new contracts, with PEMEX. Issues regarding PEMEX and the status of our contracts with PEMEX are discussed in more detail under “Liquidity and Capital Resources - Cash Flows.”

Revenues from sales of compressor units and parts during the three month period ended September 30, 2013, remained consistent from the prior year period. Although sales of compressor units are a part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast than our revenues from compression and other services.

Cost of revenues

The increase in cost of compression and other services during the quarter ended September 30, 2013, more than offset the increase in consolidated revenues compared to the prior period. The increase in cost of compression and other services was primarily due to the increased service activity in the U.S. and in Argentina. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues increased to 54.0% during the current year period from 49.8% during the prior year period primarily due to the decrease in the higher margin Mexico activity level. The increase in U.S. costs was primarily due to increased parts and equipment maintenance expense, as well as increased operating costs in certain of the markets in which we provide unconventional compression services applications. In addition, Argentina reported increased labor and equipment costs, due to the overall growth and increased activity in Argentina. As a result of increased demand in Mexico during 2012 and early 2013, equipment and personnel operating costs increased. However, in response to the decline in demand for our services in Mexico noted above, during the second and third quarter of 2013 we took appropriate cost reduction steps, including aggressive reductions in headcount and the relocation of certain compressor equipment assets into the U.S.

Consistent with the relatively constant level of sales of compressor units, the cost of compressors and parts sales remained consistent compared to the prior year period.

Selling, general and administrative expense

Selling, general and administrative expense decreased slightly for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to decreased administrative salary and personnel related expenses. These decreases were offset by approximately $0.4 million of increased professional services expenses, primarily legal and consulting costs incurred in related to potential merger and acquisition activities.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor units. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased primarily as a result of additional units placed into service as compared to the prior year period.

Interest expense

As of September 30, 2013, our total outstanding borrowings under the Credit Agreement was $24.4 million, which included an additional $3.0 million borrowed on September 23, 2013. We incurred approximately $0.1 million of interest expense in the current year period associated with these borrowings under the Credit Agreement. There was no outstanding Credit Agreement debt or related interest expense in the prior year period.

Other expense, net

Other expense, net, was $0.2 million during the third quarter of 2013 compared to $0.4 million during the prior year period, primarily due to decreased foreign currency exchange losses.

Provision for income taxes

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations.

	Nine Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Combined Results of Operations	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In Thousands)
Revenues:
Compression and other services	$84,870	$72,427	$12,443	95.5%	95.1%	17.2%
Sales of compressors and parts	3,984	3,737	247	4.5%	4.9%	6.6%
Total revenues	$88,854	$76,164	$12,690	100.0%	100.0%	16.7%
Cost of revenues:
Cost of compression and other services	$48,613	$37,550	$11,063	54.7%	49.3%	29.5%
Cost of compressors and parts sales	2,096	2,057	39	2.4%	2.7%	1.9%
Total cost of revenues	$50,709	$39,607	$11,102	57.1%	52.0%	28.0%
Selling, general and administrative expense	12,988	12,388	600	14.6%	16.3%	4.8%
Depreciation and amortization	10,723	9,721	1,002	12.1%	12.8%	10.3%
Interest (income) expense, net	303	2	301	0.3%	—%	15,050.0%
Other (income) expense, net	433	618	(185)	0.5%	0.8%	(29.9)%
Income before income taxes	$13,698	$13,828	$(130)	15.4%	18.2%	(0.9)%
Provision for income taxes	2,478	2,396	82	2.8%	3.1%	3.4%
Net income	$11,220	$11,432	$(212)	12.6%	15.0%	(1.9)%

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenues

Our consolidated revenues for the nine months ended September 30, 2013, increased due to the increase in revenues from compression and other services, as we utilized an average of 3,300 compressor units to provide services during the nine months ended September 30, 2013, compared to an average of 3,009 compressor units during the nine months ended September 30, 2012. Increases in U.S. and Canadian natural gas prices from the prior year period positively affected demand for our conventional compression services in these regions during the nine month period ended September 30, 2013, and have resulted in increases in the average numbers of compressor units in service in these regions. Revenues per U.S. and Canadian compressor units have increased, primarily due to the growth of our unconventional compression services applications in these regions, as we continue to see growth in demand for these higher priced unconventional services. The increased demand for our unconventional compression services applications remains largely driven by increased activity primarily in U.S. horizontal resource play reservoirs. Latin America service revenues for the nine months ended September 30, 2013, increased $5.4 million as compared to the prior year period due to additional units in service in Mexico during the first quarter of 2013 and due to increasing demand in Argentina. As a result of ongoing budget re-evaluations by PEMEX, in March 2013 we began to experience a decline in the level of activity and revenues in Mexico. We believe this decline in demand is temporary, and we have seen an increase in activity in certain gas producing regions in Mexico during the third quarter of 2013. However, any long-term increase in the levels of Mexico revenues is dependent upon the resolution of the PEMEX budget re-evaluations and the renewal or extension of certain contracts, or the awarding of new contracts, with PEMEX. Issues regarding PEMEX and the status of our contracts with PEMEX are discussed in more detail under “Liquidity and Capital Resources - Cash Flows.” Revenues increased from foreign markets other than Canada and Latin America, and we expect these revenues will continue to increase.

In addition to the increase in consolidated service revenues, there was a slight increase in revenues from sales of compressor units and parts during the nine month period ended September 30, 2013, compared to the prior year period, primarily due to the increased sales in certain foreign markets. Although sales of compressor units are a part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast than are our revenues from compression and other services.

Cost of revenues

The increase in consolidated cost of compression and other services during the nine months ended September 30, 2013, was primarily due to the increased service activity, particularly in Latin America and the U.S. regions, compared to the prior year period. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues increased to 57.3% during the current year period from 51.8% during the prior year period. This increase was due to increased equipment maintenance, labor, and fuel costs in Latin America due to the growth of our operations in Mexico and Argentina for the nine month period ended September 30, 2013, as compared to the prior year period. This increase was despite the decrease in Mexico activity during the second and third quarter of 2013 compared to the prior year periods. Costs in the U.S. have also increased, primarily due to increased parts, equipment maintenance expense, and wages, as well as increased operating costs in certain of the markets in which we provide unconventional compression services applications. We also incurred operating expenses during the current year period associated with engine quality improvement initiatives associated with our manufactured compressor units. During the second and third quarter of 2013, we took appropriate cost reduction steps overall, particularly in response to the decline in demand for our services in Mexico where we have taken aggressive reductions in headcount and relocated certain compressor equipment assets into the U.S.

Consistent with the relatively slight increase of sales of compressor units, cost of compressors and parts sales stayed consistent compared to the prior year period.

Selling, general and administrative expense

Selling, general, and administrative expense levels increased compared to the prior year period, although they decreased as a percentage of revenues. This increase was primarily as a result of approximately $0.4 million of increased professional services expenses, primarily legal and consulting costs related to potential merger and acquisition activities. In addition we had increases in office expenses and allocation costs partially offset by decreases in other employee-related expenses.

Depreciation and amortization

Depreciation and amortization expense primarily consist of the depreciation of compressor units. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased, primarily as a result of additional units placed into service as compared to the prior year period.

Interest expense

On March 25, 2013, we borrowed $4.25 million pursuant to the previous Credit Agreement, on June 24, 2013, we borrowed $7.0 million pursuant to the previous Credit Agreement, and on September 23, 2013, we borrowed an additional $3.0 million pursuant to the previous Credit Agreement, bringing our total outstanding borrowings under the previous Credit Agreement to $24.4 million at September 30, 2013. We incurred approximately $0.2 million of interest expense in the current year period associated with our borrowings under the Credit Agreement. There was no outstanding Credit Agreement debt or related interest expense in the prior year period.

Other expense, net

Other expense, net, decreased during the nine months ended September 30, 2013, compared to the prior year period, primarily due to decreased foreign currency exchange losses.

Provision for income taxes

Our U.S. operations are not subject to U.S. federal income tax, other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity, which we believe will be sufficient to meet our working capital requirements. We believe that we have sufficient liquid assets, cash flow from operations, and borrowing capacity to meet our financial commitments, debt service obligations, and anticipated capital expenditures. We expect to fund future acquisitions and capital expenditures with cash flow generated from operations, funds borrowed under our New Credit Agreement, funds received from the issuance of long-term debt, and the issuance of additional equity. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

The continued growth in our operations, both internationally and in the U.S, requires ongoing significant capital expenditure investment. A significant portion of our 2013 capital expenditures were related to the expansion of our compressor fleet designed to serve the increasing demand for unconventional compression applications. In addition to this capital expenditure investment, budget re-evaluations and related increased receivable collection time from our primary customer in Mexico have resulted in increased working capital requirements. Continued growth of our operations or increased working capital requirements could result in the need for additional borrowings.

On October 18, 2013, the board of directors of our General Partner declared an increased cash distribution attributable to the quarter ended September 30, 2013, of $0.43 per unit. This distribution equates to a distribution of $1.72 per outstanding unit, or approximately $27.0 million, on an annualized basis. This cash distribution is to be paid on November 15, 2013, to all unitholders of record as of the close of business on November 1, 2013.

Cash Flows

The following table summarizes our primary sources and uses of cash for the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Net cash provided by operating activities	$22,972	$22,583
Net cash used in investing activities	(19,975)	(16,824)
Net cash used in financing activities	(5,821)	(12,629)

Operating Activities

Net cash from operating activities increased by $ 0.4 million during the nine month period ended September 30, 2013 to $23.0 million compared to $22.6 million for the 2012 period. Improvements in the collection of accounts receivable were largely offset by changes in accounts payable and accrued expenses.

During the first quarter of 2013, PEMEX represented 31.6% of our total revenues and during the third quarter of 2013, PEMEX represented 18.5% of total revenues. Cash provided from our Mexico operations is subject to the volatility associated with interruptions caused by current PEMEX budgetary decisions, uncertainties regarding the renewal of our existing customer contracts with PEMEX under their current terms and the possibility that new contracts for such projects could be awarded to our competitors, and other changes in contract arrangements, security concerns, and the timing of collection of our receivables from PEMEX. During the second quarter of 2013, we were notified by PEMEX of their intention to extend, until late 2013, certain of our contracts that represent a majority of our Mexico revenues and that were scheduled to expire in June 2013. At the request of PEMEX, we are currently operating under this understanding and anticipate that we will bid on new contracts covering these activities during the fourth quarter of 2013. Based on our prior course of business with PEMEX, we anticipate that we will be awarded new contracts or be able to extend some or a majority of our activities under the extended contracts on the same or similar terms or to provide similar services under other of our contracts with PEMEX.  However, there are no assurances that our future activity levels with PEMEX will approach first quarter 2013 levels or that we will retain all of our current business with PEMEX.

Investing Activities

Capital expenditures during the nine month period ended September 30, 2013, increased by $3.2 million, or 19.0%, to $20.0 million compared to $16.8 million for the 2012 period, primarily due to an increase in the number of compressor units manufactured or upgraded during the period. Also included within this amount of current year period capital expenditures were maintenance capital expenditures of $0.9 million. The increase in the number of compressor units manufactured was primarily due to the increasing demand in the U.S. and Argentina. Compressor units were also upgraded during the current year period to facilitate the use of such units in U.S. unconventional compression services applications such as vapor recovery. Our expansion capital programs in 2013 have focused on increasing our fleet to meet our customer needs.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to our unitholders of record on the applicable record date and to our General Partner. During the nine month period ended September 30, 2013, we distributed approximately $20.1 million to our unitholders and General Partner. On October 18, 2013, the board of directors of our General Partner declared an increased cash distribution attributable to the quarter ended September 30, 2013, of $0.43 per unit. This distribution equates to a distribution of $1.72 per outstanding unit, or approximately $27.0 million on an annualized basis. This cash distribution is to be paid on November 15, 2013, to all unitholders of record as of the close of business on November 1, 2013.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity.

Bank Credit Facilities

On June 24, 2011, we entered into a credit agreement with JPMorgan Chase Bank, N.A., which was amended on December 4, 2012, and May 14, 2013 (as amended, the Credit Agreement), whereby, among other modifications, the maximum credit commitment under the credit facility was increased from $20.0 million to $40.0 million. Under the Credit Agreement, we, along with certain of our subsidiaries, were named as borrowers, and all obligations under the Credit Agreement were guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement included a maximum credit commitment of $40.0 million, was available for letters of credit (with a sublimit of $5.0 million), and included an uncommitted $20.0 million expansion feature. The Credit Agreement was available to be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we were not in default, the Credit Agreement could also be used to fund quarterly distributions. Borrowings under the Credit Agreement were subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement was June 24, 2015. Borrowings under the Credit Agreement bore interest at a rate equal to three month British Bankers Association LIBOR (adjusted to reflect any required bank reserves) plus a margin of 2.25% per annum.

On October 15, 2013, we entered into a new asset-based revolving credit agreement with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the New Credit Agreement) which replaced the previous Credit Agreement. Under the New Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the New Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The New Credit Agreement includes a maximum credit commitment of $100.0 million that is available for letters of credit (with a sublimit of $20.0 million) and includes an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the New Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent. As of November 7, 2013, had a balance outstanding under the New Credit Agreement of $24.5 million and had availability under the New Credit Agreement of $40.9 million, based upon a $65.6 million borrowing base and the $24.5 million outstanding balance.

The New Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including the refinancing of the indebtedness under the Credit Agreement, capital expenditures, and potential future expansions or acquisitions. So long as we are not in default, the New Credit

Agreement can also be used to fund our quarterly distributions at the option of the board of directors of our general partner (provided, that after giving effect to such distributions, we will be in compliance with the financial covenants). The initial borrowings under the New Credit Agreement of $24.5 million were used to repay in full all amounts outstanding under the previous Credit Agreement dated June 24, 2011. Borrowings under the New Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the New Credit Agreement is October 15, 2017.

Borrowings under the New Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as selected by us), plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on outstanding principal under the New Credit Agreement, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.375% per annum, paid quarterly in arrears. We are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The New Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 4.0 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Credit Agreement includes customary negative covenants, which, among other things, limits our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Credit Agreement provides that we can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility.

All obligations under the New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets (excluding real property) and its existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).

Off Balance Sheet Arrangements

As of September 30, 2013, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. Except for the following, during the first nine months of 2013, there were no material changes in the specified contractual obligations.

On March 25, 2013, we borrowed $4.25 million pursuant to the previous Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our U.S. and Canadian fleet of compressor units and other equipment and to fund ongoing upgrades to our U.S. compressor fleet. On June 24, 2013, we borrowed $7.0 million, under this Credit Agreement, which was used to fund our ongoing capital expenditures related to the expansion of our U.S. fleet of compressor units as a result of increased demand. On September 23, 2013, we borrowed an additional $3.0 million under this Credit Agreement, which has been, and will continue to be, used to fund our ongoing capital expenditures related to the expansion of our U.S. fleet including the purchase of mid-range horsepower compressor units. As of September 30, 2013, the aggregate $24.4 million outstanding under the Credit Agreement bears interest at a weighted average rate of 2.5625% per annum. Subsequent to September 30, 2013, in October 2013 we entered into a New Credit Agreement whereby the initial proceeds borrowed were used to repay all amounts due under the previous Credit Agreement, which has been terminated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any commodities in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 11, 2013. We depend on U.S. and international demand for and production of oil and natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and cash available for distribution to our unitholders to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

We have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility. On September 30, 2013, we had a total of $24.4 million outstanding under the Credit Agreement. As interest charged on the Credit Facility is based on a variable rate, we are exposed to floating interest rate risk on outstanding borrowings. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under the New Credit Facility. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but as of November 8, 2013, we do not have in place any interest rate hedges or forward contracts.

	Expected Maturity Date								Fair
	2013	2014	2015	2016	2017	2018	There-after	Total	Market Value
	(In Thousands, Except Percentages)
As of September 30, 2013
Long-term debt:
U.S. dollar variable rate	$—	$—	$24,400	$—	$—	$—	$—	$24,400	$24,400
Weighted average interest rate	—	—	2.563%	—	—	—	—	2.563%	2.563%
Variable to fixed swaps	—	—	—	—	—	—	—	—	—
Fixed pay rate	—	—	—	—	—	—	—	—	—
Variable receive rate	—	—	—	—	—	—	—	—	—

 We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 10.0% would have a $23,000 impact on our net income for the three month period ended September 30, 2013.In October 2013, we entered into a foreign currency forward sale derivative contract as part of a program designed to mitigate the currency exchange rate risk exposure on transactions for our Mexico subsidiaries. The contract is an approximately $6.1 million equivalent nominal value sale of Mexican pesos in November 2013 at a fixed exchange rate. Under this program, we may enter into similar derivative contracts from time to time. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they will not be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2013, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 30, 2013	458	$20.09	N/A	N/A
Aug 1 – Aug 31, 2013			N/A	N/A
Sept 1 – Sept 30, 2013	833	21.00	N/A	N/A
Total	1,291		N/A	N/A
_____________________________________________________________

(1)	Units acquired in connection with the vesting of certain employee restricted units.

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) Consolidated Statement of Partners’ Capital for the nine months ended September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
		By:	Compressco Partners GP Inc.,
its General Partner

Date:	November 8, 2013	By:	/s/Ronald J. Foster
Ronald J. Foster, President
Principal Executive Officer

Date:	November 8, 2013	By:	/s/James P. Rounsavall
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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) Consolidated Statement of Partners’ Capital for the nine months ended September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.