Form 10-K
period 2013-12-31
Compressco Partners, L.P.
filed 2014-03-14
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]
THE AGGREGATE MARKET VALUE OF COMMON UNITS HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $49,287,744 AS OF JUNE 28, 2013, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
THE NUMBER OF COMMON UNITS OUTSTANDING AS OF MARCH 11, 2014 WAS 9,279,293 UNITS.
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

Unless the context requires otherwise, when we refer to “we,” “us,” “our,” and “the Partnership,” we are describing Compressco Partners, L.P. and its wholly owned subsidiaries on a consolidated basis. References to “Compressco Partners GP” or “our general partner” refer to our general partner, Compressco Partners GP Inc. References to “TETRA” refer to TETRA Technologies, Inc. and TETRA’s controlled subsidiaries, other than us. References to “Compressco” refer to Compressco, Inc. and its controlled subsidiaries, other than us. References to “TETRA International” refer to TETRA International Incorporated and TETRA International’s controlled subsidiaries. References to “Compressco Partners Predecessor” or “our Predecessor” refer to the predecessor of Compressco Partners, L.P. for accounting purposes. As further described elsewhere in this Annual Report, our Predecessor consists of (1) all of the historical assets, liabilities and operations of Compressco, combined with (2) certain assets, liabilities and operations of TETRA International conducting wellhead compression-based production enhancement services and related well monitoring and automated sand separation services in Mexico. References to the “Offering” refer to the Partnership’s initial public offering of 2,670,000 common units representing limited partner interests in the Partnership ("common units") at $20.00 per common unit completed on June 20, 2011 pursuant to a Registration Statement on Form S-1, as amended (File No. 333-155260) (the "Registration Statement"), initially filed on November 10, 2008 by the Partnership with the Securities and Exchange Commission (the "SEC") pursuant to the Securities Act of 1933, as amended (the "Securities Act"), including a prospectus regarding the Offering (the "Prospectus") filed with the SEC on June 16, 2011 pursuant to Rule 424(b).

(ii)

PART I

Item 1. Business.

General

We are a provider of compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications and, in certain circumstances, well monitoring and sand separation services. We provide our services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. We also have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Europe, and the Asia-Pacific region.

Over time, oil and natural gas wells exhibit declining pressure and production. Production enhancement technologies are designed to increase daily production and total recoverable reserves. Our conventional compression-based production enhancement services are utilized to increase production by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our conventional applications include production enhancement for dry gas wells and liquid-loaded gas wells, and backside auto injection systems (“BAIS”) for liquid-loaded gas wells. Our unconventional compression-based services applications are utilized primarily in horizontal resource plays and include vapor recovery, gas lift, and casing gas system applications. During late 2013, we purchased three-stage compressor packages for use in gas lift services applications. Gas lift involves the use of compression equipment to inject natural gas downhole in order to increase oil and liquids production, primarily in horizontal wells. In certain circumstances, in connection with our primary production enhancement services, we also provide well monitoring and automated sand separation services. While our conventional applications are primarily utilized with mature gas wells with low formation pressures, they are also effectively utilized on newer gas wells that have experienced significant production declines. Our field services are performed by our highly trained staff of regional service supervisors, optimization specialists, and field mechanics. In addition, we design and manufacture most of the compressor packages that we use to provide services, and, in certain markets, we sell compressor packages to oil and gas operators. Our fleet of compressor packages totaled 3,995 as of December 31, 2013, of which 3,426 packages were in service.

We design and fabricate most of our compressor packages in a manufacturing facility that we own in Oklahoma City, Oklahoma. Our manufacturing facility is currently capable of producing up to 80 new compressor packages per month. Additionally, we lease a facility in Calgary, Alberta, Canada, where we complete the assembly of cold weather GasJack® packages.

We believe that the value, breadth, and quality of services that we provide to natural gas and oil producers gives us an advantage over our competitors who primarily provide only equipment and maintenance services without ongoing monitoring and optimization services. Additionally, our unconventional applications allow us to begin servicing well sites earlier and remain at the well site longer than some of our competitors who provide only conventional wellhead compression services. Our growth strategy includes expanding our existing businesses – through internal growth and acquisitions – domestically and internationally.

Our operations are organized into a single business segment. For financial information regarding our revenues and total assets, see Note L –Geographic Information contained in the Notes to Consolidated Financial Statements in this Annual Report.

At the completion of our initial public offering in June, 2011, TETRA contributed to us substantially all of the business, operations, and related assets and liabilities of our Predecessor. As a result of the formation transactions that occurred in connection with the Offering, TETRA has a significant economic interest in us through its ownership of common units, subordinated units, and its indirect general partner interest that, as of December 31, 2013, represent an aggregate ownership interest in us of approximately 82.3%, as well as incentive distribution rights. As of December 31, 2013, common units held by the public represent approximately a 17.7% ownership interest in us.

A significant majority of our domestic services is performed by our wholly owned subsidiary Compressco Partners Operating, LLC, a limited liability company (our “Operating LLC”), pursuant to contracts that our legal counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code, or “qualifying income.” We do not pay U.S. federal income taxes on the portion of our business conducted by Operating LLC. Compressco Partners Sub, Inc., which is also a wholly owned subsidiary of ours (our “Operating Corp”), conducts substantially all of our operations that our legal counsel has not concluded generate qualifying income, and it pays U.S. federal income tax with respect to such operations. We strive to ensure that all new domestic contracts are entered into by our Operating LLC and generate qualifying income. We also pay state and local income taxes in certain states, and we incur income taxes related to our foreign operations.

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

We are a Delaware limited partnership formed in October 2008. Our headquarters are located at 101 Park Avenue, Suite 1200, in Oklahoma City, Oklahoma. Our phone number is 405-677-0221, and our website is accessed at www.compressco.com. We make available on our website, free of charge, our Corporate Governance Guidelines, Code of Conduct, Financial Code of Ethics, and Audit Committee Charter, as well as our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as is reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings with the SEC. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. We will also make these documents available in print, free of charge, to any unitholder who requests such information.

Products and Services

Compression Services

Our conventional applications include production enhancement for dry gas wells and liquid-loaded gas wells and BAIS. BAIS monitor tubing pressure to redirect gas flow into the casing annulus as needed to help gas wells unload liquids that hinder production. Our unconventional applications include the collection of hydrocarbon vapors that are a by-product of oil production and storage (“vapor recovery”), the injection of natural gas downhole in order to increase oil and liquids production in horizontal wells ("gas lift"), and the reduction of casing pressure of pumping oil wells to enhance oil production (“casing gas systems”). In certain circumstances, we also provide ongoing well monitoring services and automated sand separation services in connection with our primary production enhancement services. Our service supervisors and field mechanics also provide lubrication services and maintenance services.

We typically target our conventional applications toward natural gas wells in our operating regions that produce between 30 thousand and 300 thousand cubic feet of natural gas per day (“Mcf/d”) and wells that produce less than 50 barrels per day (bpd) of fluids (in order to maximize our compressor packages’ ability to separate fluids effectively), however, in some cases we can also provide our services on natural gas wells that produce 50 to 150 bpd of fluid.  We typically target our casing gas systems toward oil producing wells with casing pressures in excess of 40 pounds per square inch.

GasJack® Package Fleet

We utilize our natural gas powered GasJack® compressor packages, or “GasJack® packages,” to provide both conventional wellhead and unconventional compression services. Our GasJack® packages increase gas production by reducing surface pressure, which allows wellbore fluids that can hinder gas flow to be carried to the surface. The fluids are separated from the gas and the fluids-free gas flows into the GasJack® package, where it is compressed. The compressed gas is then cooled before being sent to the gas sales line. The separated fluids are either stored in an on-site customer-provided tank or injected into the gas sales line for separation downstream.

The 46-horsepower GasJack® packages are integrated power/compressor packages equipped with industrial 460-cubic inch, V-8 engines that use natural gas from the well to power one bank of cylinders that, in turn, powers the other bank of cylinders, which provide compression. This configuration is capable of creating vacuum conditions of up to 12 in/hg (inches of mercury) and discharge pressures of up to 450 PSIG (Pounds per Square Inch Gauge).

Our GasJack® packages provide reliable service, and because they are relatively compact and skid-mounted, they are easy to transport to our customer’s well site. We believe that our GasJack® package is more fuel-efficient, produces lower emissions, and handles variable fluid conditions encountered in natural gas and oil wells more effectively than the higher horsepower screw and reciprocating compressors utilized by many of our competitors. Our compact GasJack® package allows us to perform wellhead compression, fluids separation, and optional gas metering services all from one skid, thereby providing services that otherwise would generally require the use of multiple, more costly pieces of equipment, as is done by many of our competitors. Our cold-weather GasJack® packages are completely enclosed in an insulated and heated building. The enclosure allows us to operate and provide routine maintenance in cold-weather environments.

We design and manufacture our GasJack® packages to meet applicable customer and government regulatory health, safety, and environmental requirements. Certain of our GasJack® packages are designed to meet Class 1 Division II electrical classification compliance. GasJack® packages operated in European markets must be “CE-certified.” CE-certified GasJack® packages comply with the requirements of the relevant European health, safety, and environmental protection regulations. Our cold weather GasJack® packages are compliant with Canadian safety and environmental regulations. We believe our ability to meet these varying requirements further differentiates us from our competitors and is important to our growing presence in European and Canadian markets.

VJack™ Package Fleet

We utilize our electric VJack™ compressors, or “VJack™ packages,” to provide production enhancement services on wells where electric power is available. VJackTM packages are utilized in areas with larger, mature oil fields, such as the Permian Basin in West Texas, the Texas Panhandle, and New Mexico, and in environmentally sensitive markets, such as California. Our 20- and 40-horsepower VJack™ packages provide production uplift with zero engine-driven emissions. We believe the VJack™ packages require significantly less maintenance than natural gas powered compressors. Our VJack™ packages are designed for vapor recovery applications (to capture gas vapors emitted from storage tanks after production and to reduce storage tank pressures) and casing gas system applications on oil wells (to reduce pressures caused by casing head gas in oil wells with pumping packages). Based on GasJack® package technology, the VJack™ packages are capable of full wellbore stream production and can handle up to 50 bpd of liquids on a standard skid package.

Our GasJack® and VJack™ compressor packages are mounted on steel skids (standard compressor packages are on a 4 foot by 12 foot skid and weigh 4,750 lbs., while cold weather packages are on an 8.5 foot by 15.5 foot skid and, including the surrounding enclosure, weigh 12,000 lbs.). This allows us to easily and efficiently move the GasJack® and VJack™ packages on a semi-trailer truck, on a trailer hauled by a standard pickup truck, or by ship. Both our GasJack® and VJack™ compressor packages can be utilized in conventional and unconventional applications.

SuperJack™ Package Fleet

We utilize our "SuperJack™ packages" to provide artificial lift production enhancement services on vertical and horizontal wells with insufficient reservoir pressure. These higher discharge pressure compressor packages, which we first purchased in late 2013, feature three-stage compressors powered by natural gas engines ranging from 80- to 300-horsepower and equipped with interstage coolers. These SuperJack™ packages allow us to service the gas lift market, particularly in the liquids-rich resource plays, such as the Eagle Ford, Granite Wash, and Woodbine in Oklahoma and Texas. Unlike our GasJack® and VJack™ packages, which we design and fabricate, we purchase SuperJack™ packages from a third party manufacturer.

SuperJack™ packages have an approximate skid weight of 33,000 lbs. with an 8 foot by 20 foot footprint. The size and weight of SuperJack™ packages vary slightly depending on the choice of 145 HP or 215 HP packages, which is the current range of our SuperJack™ fleet. The packages supply continuous gas at a specified pressure and volume. Typically, the compressor discharge pressure is 1200 psig with a volume range of 0.500-1.300 MMcfd, depending on the required injection volume of the gas lift design.

Compression Services Contract Terms

A significant portion of the compression services we perform are provided under services contracts that our counsel has concluded will generate qualifying income that is not subject to federal income taxes. Under our services contracts, we are responsible for providing our services in accordance with the particular specifications of a job. As owner and operator, we are responsible for operating and maintaining the equipment we use to provide our services. Our domestic services contracts typically have an initial term of one month and, unless terminated by us or our customers with 30-days notice, continue on a month-to-month basis thereafter. We charge our customers a fixed monthly fee for the services provided under the contract. If the level of services we provide falls below certain contractually-specified percentages, other than as a result of factors beyond our control, our customers are generally entitled to request limited credits against our service fees. To date, these credits have been insignificant as a percentage of revenue.

We generally own the equipment we use to provide services to our customers, and we bear the risk of loss to this equipment to the extent not caused by (i) a breach of certain obligations of the customer, primarily involving the service site and the fuel gas being supplied to us, or (ii) an uncontrolled well condition. Utilizing our ePumper® system, a state-of-the-art SCADA satellite telemetry-based reporting system, we remotely monitor, in real time, whether our services are being continuously provided at domestic customer well sites. The ePumper® system has been instrumental in improving the response time of our field personnel and, consequently, reducing well downtime and increasing production for our customers.

As owner of the equipment, we are obligated to pay ad valorem taxes levied on the equipment and related insurance expenses, and we cannot seek reimbursement for such taxes and expenses from our customers.

Other Services

Well Monitoring and Automated Sand Separation Services

In certain circumstances, in connection with our primary production enhancement services, we also provide well monitoring services and automated sand separation services. Our well monitoring services consist of testing and evaluating wells to determine how our wellhead compression services are optimizing the production from a well. We utilize well-testing equipment to gather well data that our personnel analyze to determine the expected production uplift that may be achieved by the provision of our wellhead compression services on the well, as well as to determine the optimal way to utilize our wellhead compression services to provide for maximum production uplift. These services allow well operators to make informed decisions about how to maximize the production from a well.

We utilize automated sand separators, which are high-pressure vessels with automated valve operation functions, at the well to remove solids that would otherwise cause abrasive wear damage to production enhancement and other equipment that is installed downstream and inhibit production from the well. The solids removed in this automated process are collected in tanks for later disposal by the operator.

Argentina Early Production Facility Services

We also provide early production services (“EPS”) to a customer in Argentina. TETRA paid the costs associated with the preparation and submission of the bid and the engineering, fabrication, installation, and mobilization of equipment necessary to provide EPS to this customer.  We provide ongoing EPS to the customer through a subcontract with TETRA. We also rent the related equipment from TETRA under a separate rental agreement. Under our agreement with TETRA, TETRA bears all of the risk associated with the EPS customer contract, and we net a portion of the revenues generated under the EPS contract.

Sales of Compressors and Parts

In certain circumstances, we sell compressor packages we fabricate and related parts to customers.

Sources of Raw Materials

The majority of the components we use to fabricate compressor packages are obtained from third-party suppliers, which makes our fabrication process primarily an assembly operation. We are able to hire and train new employees on the assembly processes quickly and without significant training costs. As a result, we believe that we could double the scale of our fabrication operations, if necessary, without requiring a significant increase in capital expenditures.

Some of the components used in our compressor packages are obtained from a single supplier or a limited group of suppliers. Our reliance on these suppliers involves several risks, including a potential inability to obtain an adequate supply of required components in a timely manner. We do not have long-term contracts with these suppliers. If we were to experience unexpected unavailability of these components, we believe that there are adequate alternative suppliers and that any adverse impact would not be material.

Market Overview and Competition

Customers

We provide our production enhancement services to a broad base of natural gas and oil producers throughout most of the onshore producing regions of the United States. We also have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Europe, and the Asia-Pacific region.

While most of our domestic services are performed in the San Juan Basin, Permian Basin, and Mid-Continent region of the United States, we also have a substantial presence in other U.S. producing regions, including the Ark-La-Tex region, North Texas, South Texas, Central and North Rockies, and California. Although we have historically focused on serving customers with production in mature conventional fields, we also service customers in some of the largest and fastest growing unconventional shale fields in the United States, including the Bakken, Barnett, Cotton Valley, Eagle Ford, Fayetteville, Granite Wash, Marcellus, Piceance, Woodbine, and Woodford basins. We continue to seek opportunities to further expand our operations into other regions. Our service contracts are generally terminable upon 30 days’ notice. We charge a monthly fee for our services under our services contracts and we typically provide a low-cost two-week trial, which allows our customers to confirm the effectiveness of our services prior to entering into a service contract. Although we enter into short-term contracts, many of our largest customers have been with us for over five years. Our five largest customers for the year ended December 31, 2013, were Petróleos Mexicanos (PEMEX), BP, YPF, Anadarko, and Apache. These five customers accounted for approximately 21.7%, 10.0%, 4.0%, 3.4% and 3.4% of our revenues, respectively, for the year ended December 31, 2013. The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

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

Many of our competitors attempt to compete on the basis of price. We believe our pricing has proven to be competitive because of the significant increases in the value that results from use of our services, our superior customer service, highly trained field personnel, and the quality of the compressor packages we use to provide our services.

Other Business Matters

Marketing and Distribution

We utilize various marketing strategies to promote our services. Central to our marketing efforts is our emphasis on performing analysis of well data of potential customers. Our engineering staff primarily targets geologic basins with reservoir characteristics they believe will be responsive to our technology and analyzes publicly available production data to identify wells within those basins that they believe could benefit from our production enhancement services. We proactively market to producers in these basins. We believe this strategy of performing well data analyses and approaching producers with targeted solutions increases our marketing and application success rates and further differentiates us from our competitors.

Our marketing representatives attempt to build close working relationships with our existing and potential customers to educate them about our services by scheduling personal visits, hosting and attending tradeshows and conferences, and participating in industry organizations. We often sponsor and make presentations at industry events that are targeted to production managers, compression specialists, and other decision makers. Our marketing representatives also use these marketing opportunities to promote our value-added service initiatives, such as the use of our ePumper® SCADA satellite telemetry-based system, our wellsite optimization program, and our call center.

Backlog

Our backlog is not indicative of our estimated future revenues, because a majority of our services and products either are not provided or sold under long-term contracts or do not require long lead times to procure or deliver.

Employees

As of December 31, 2013, our general partner and certain of our subsidiaries had an aggregate of 290 full-time employees who provide services to conduct our operations. Our general partner’s domestic employees and our employees in Canada are not subject to a collective bargaining agreement. Under an omnibus agreement with TETRA, certain employees of TETRA and its affiliates also provide services to our general partner, us, and our subsidiaries, and we reimburse TETRA for these services. Our employees in Argentina are subject to a collective bargaining agreement. The employees of TETRA who provide services to us in Mexico are subject to numerous collective labor agreements. We believe that our general partner and our applicable subsidiaries have good relations with these employees, and we have not experienced work stoppages in the past.

Proprietary Technology and Trademarks

It is our practice to enter into confidentiality agreements with employees, consultants, and third parties to whom we disclose our confidential and proprietary information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of our trade secrets and expertise or that others may not independently develop similar trade secrets or expertise. Our management believes, however, that it would require a substantial period of time and substantial resources to independently develop similar know-how or technology.

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

The Clean Air Act and implementing regulations and comparable state laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our GasJack® and SuperJack™ packages and require us to meet more stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008. In addition, the Environmental Protection Agency, or “EPA”, issued regulations in April 2012 that require the reduction of emissions of volatile organic compounds, air toxins and methane, a greenhouse gas, at certain oil and gas operations. We are not currently aware of material impacts to our operations associated with these rules.
The EPA has determined that greenhouse gases (“GHGs”) present an endangerment to public health and the environment because, according to the EPA, they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of greenhouse gases, including air emissions associated with oil and gas production particularly as they relate to the hydraulic fracturing of natural gas wells. In addition, the EPA has issued regulations requiring the reporting of greenhouse gas emissions from certain sources which include onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities. Reporting of greenhouse gas emissions from such facilities is required on an annual basis. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA or state environmental agencies from implementing the rules. Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources.

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

RCRA and implementing regulations and state laws and regulations address the management and disposal of solid and hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer, and disposal of wastes including, but not limited to, used oil, antifreeze, filters, sludges, and paint, solvents and sandblast materials. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. We believe we are in substantial compliance with all applicable requirements.

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

We are subject to the requirements of OSHA and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we maintain and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these requirements and other applicable similar laws.

Our operations outside the United States are subject to various foreign governmental laws and regulations relating to the environment, health and safety, and other regulated activities in the countries in which we operate. We believe that our operations are in substantial compliance with existing foreign governmental laws and regulations.

Related Party Agreements

Under our Omnibus Agreement with TETRA, our general partner provides all personnel and services reasonably necessary to manage our operations and conduct our business other than in Mexico and Argentina and certain of TETRA’s Latin American subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American business. In addition, under the Omnibus Agreement, TETRA provides corporate and general and administrative services requested by our general partner including certain legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Pursuant to the Omnibus Agreement, we reimburse our general partner and TETRA and its subsidiaries for services they provide to us. We may sometimes refer herein to the personnel of our general partner, TETRA, and its subsidiaries who provide services for the conduct of our business as “our personnel” or other similar references.

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

Under the Omnibus Agreement, we or TETRA may, but neither of us is under any obligation to, sell, lease, or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired, in such amounts, upon such conditions, and for such periods of time, as may be mutually agreed upon by TETRA and our general partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our general partner. In addition, TETRA may purchase newly fabricated equipment from us at a negotiated price provided that such price may not be less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof, unless otherwise approved by the conflicts committee of our general partner’s board of directors, .

The Omnibus Agreement (other than the indemnification obligations contained therein) will terminate upon the earlier to occur of (i) a change of control of the general partner or TETRA or (ii) June 20, 2014, unless our general partner or TETRA decide to extend the term of the Omnibus Agreement.

In addition to the Omnibus Agreement, we have entered into other operational agreements with TETRA. For a more comprehensive discussion of the Omnibus Agreement and other agreements we have entered into with TETRA, please see “Item 13 – Certain Relationships and Related Transactions, and Directly Independence.”

Item 1A. Risk Factors.

Forward-Looking Statements

Some information included in this report, other materials filed or to be filed with the SEC, and information included in oral statements or other written statements made or to be made by us contain or incorporate by reference certain statements that constitute forward-looking statements that represent our expectations or beliefs concerning future events that involve risks and uncertainties. When used herein, the words “assume,” “may,” “will,” “should,” “goal,” “anticipate,” “expect,” “estimate,” “could,” “believes,” “seeks,” “plans,” “intends,” “projects” or

“targets” and similar expressions that convey the uncertainty of future events or outcomes are intended to identify such forward-looking statements.

Where any forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to have been made in good faith, assumed facts or bases almost always vary from actual results, and the difference between assumed facts or bases and actual results could be material, depending on the circumstances. It is important to note that actual results could differ materially from those projected by such forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available on the date this report is filed with the SEC, we cannot assure you that such expectations will prove correct.

Although it is not possible to identify all of the risks we encounter, we have identified the following significant risk factors that could affect our business, including our results of operations, cash provided by operations, and the level of cash distributions:

•	the prices, demand for, and production of natural gas;

•	economic and operating conditions that are outside our control, including changes in the global economic environment;

•	the levels of competition we encounter;

•	our ability to make cash distributions to holders of our common units at the current quarterly distribution rate;

•	the volatility of sales of compressor packages;

•	budgetary constraints and ongoing violence in Mexico;

•	our dependency on significant customers, including PEMEX;

•	complexities involving our growth in foreign countries;

•	risks related to our growth strategy;

•	our ability to retain management and personnel;

•	our dependency on particular suppliers;

•	restrictions and growth limitations as a result of our revolving credit facility and the availability of financing;

•	foreign currency and interest rate risks;

•	environmental regulatory risks;

•	internal control risks;

•	the impact of uninsured losses; and

•	possible impairment of long-lived assets, including goodwill.

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

We depend on domestic and international demand for and production of natural gas, and to a lesser extent oil and natural gas liquids, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenue and cash available for distribution to our unitholders to decrease.

Our conventional production enhancement services operations are significantly dependent upon the demand for, and production of, natural gas in the various domestic and international locations in which we operate. Natural gas production and consumption may be affected by, among other factors, natural gas prices, weather, demand for energy, and availability of alternative energy sources. U.S. natural gas prices were volatile in 2013, with Henry Hub prices ranging from a high of $4.52 per million British thermal units, or “MMBtu,” in December 2013 to a low of $3.08 per MMBtu in January 2013. The Henry Hub price for natural gas as of December 31, 2013 was $4.31 per MMBtu. Seasonality and the amount of natural gas in storage play a prominent role in natural gas prices. From time to time, in certain of our domestic operating regions, wellhead prices are substantially lower than Henry Hub prices. A substantial reduction in domestic and Canadian natural gas prices could result in a decline in the demand for our domestic or Canadian conventional production enhancement services, which would reduce our cash available for distribution. In addition, natural gas production from newly developed shale plays continues to increase the amount of natural gas in storage, which tends to depress natural gas prices. While foreign prices of natural gas have historically been higher than domestic prices, foreign prices are also subject to volatility. The demand for our unconventional production enhancement services are similarly dependent upon the prices received for oil and natural gas liquids in the regions in which we provide such services.

While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. In certain markets in which we operate, lower natural gas prices have resulted in increased pressure to lower the pricing for our conventional services, which has had a negative impact on our related revenues. Historically, when natural gas prices have declined, an increased number of our domestic and Canadian conventional services customers have terminated their service contracts with us. A sustained decrease in the price of natural gas may again cause customers to cease production of natural gas, or “shut in” natural gas wells. If customers shut in wells due to a decline in natural gas prices, or any other reason, demand for our services may decline.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders, and value of our units.

We have entered into a revolving credit facility with a borrowing capacity of up to $100 million, subject to borrowing base requirements. As of December 31, 2013, the outstanding borrowings under our revolving credit facility were approximately $30.0 million. We depend on the earnings and cash flow generated by our operations to meet our debt service obligations. Payments of principal and interest on our debt reduce cash available for distribution on our units. The operating and financial restrictions and covenants applicable to the revolving credit facility restrict our ability to take certain actions. Violations of these restrictions may result in our inability to borrow under the revolving credit facility, including to fund distributions (if we elected to do so). For example, the revolving credit facility restricts our ability to, among others:

•	incur additional debt or issue guarantees;

•	incur or permit certain liens to exist;

•	conduct businesses that are not similar or related to our current business;

•	pay dividends or make other distributions;

•	make certain loans, investments, acquisitions, or other restricted payments;

•	modify certain material agreements;

•	dispose of assets outside the ordinary course of business, including the issuance and sale of capital stock of our subsidiaries;

•	enter into sale-leaseback transactions;

•	enter into swap agreements;

•	engage in certain types of transactions with affiliates; and

•	merge, consolidate, liquidate, or dissolve.

The revolving credit facility also restricts our ability to pay distributions upon the occurrence of the following events, among others:

•	failure to pay principal, interest, or any other amount due under the revolving credit facility when due;

•	breach of the representations or warranties in the revolving credit facility;

•	failure to comply with the covenants in the revolving credit facility;

•	cross-default on other indebtedness;

•	bankruptcy or insolvency;

•	certain Employee Retirement Income Security Act of 1974, or ERISA, events;

•	material court judgments entered against us; and

•	a change of control.

Furthermore, the revolving credit facility contains covenants requiring us to maintain an interest coverage ratio (ratio of earnings before interest and taxes to interest) of not less than 4.0 to 1.0, calculated on a quarterly basis for the trailing twelve-month period whenever availability is less than $5 million. The revolving credit facility provides that we may make distributions to holders of our common units, but only if there is no default or event of default under the facility. Our ability to comply with the covenants and restrictions contained in the revolving credit facility may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we were unable to comply with any such covenant restrictions in any quarter, our ability to make distributions to unitholders could be negatively affected.

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

As of December 31, 2013, we had approximately $30.0 million outstanding under the revolving credit facility, and we may incur significant additional indebtedness in the future. Our level of indebtedness could have important consequences to us, including the following:

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

•
our use of a portion of our cash flow to make principal and interest payments on our indebtedness will reduce the funds that would otherwise be available for operations, distributions to unitholders, and future business opportunities;

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

We have five customers that collectively accounted for approximately 42.5% of our 2013 revenues. Our services are provided to these customers pursuant to short-term contracts, which are typically cancellable with 30-days notice. The loss of any of these significant customers would result in a decline in our revenue and cash available to pay distributions to our unitholders.

Our five most significant customers collectively accounted for approximately 42.5% of our 2013 revenues. Our five largest customers for the year ended December 31, 2013, were PEMEX, BP, YPF, Anadarko, and Apache. These five customers accounted for approximately 21.7%, 10.0%, 4.0%, 3.4%, and 3.4% of our revenues, respectively, for the year ended December 31, 2013. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

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

We may be unable to negotiate extensions or replacements of our contracts with our customers, which are generally cancellable on 30-days notice, which could adversely affect our results of operations and cash available for distribution to our unitholders.

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

During 2013, costs of fuel, field labor, maintenance, repair, and refurbishment increased. Many of those costs have been volatile and may continue to be volatile or increase in the future. To the extent our efforts to contain these costs are not successful, our generation of operating cash flows to fund our quarterly distributions will be negatively affected.

TETRA and its affiliates are not limited in their ability to compete with us, which could cause conflicts of interest and limit our ability to acquire additional assets or businesses, which in turn could adversely affect our results of operations and cash available for distribution to our unitholders.

Neither our partnership agreement nor the omnibus agreement between TETRA and us prohibits TETRA and its affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. TETRA currently provides some production enhancement services for PEMEX in Mexico and could choose to further compete with us for certain services for PEMEX in Mexico. In addition, TETRA and its affiliates may acquire compression-based services businesses or assets in the future, without any obligation to offer us the opportunity to purchase any of that business or those assets. TETRA has significantly greater financial resources than we do, which may make it more difficult for us to compete with TETRA with respect to commercial activities as well as for acquisitions candidates. As a result, competition from TETRA could adversely affect our results of operations and cash available for distribution.

Operating cash flows from the sale of compressor packages are volatile due to the limited circumstances in which we sell our compressor packages.

In certain prior years, a significant portion of our revenues was derived from the sales of compressor packages. During 2013, we reported revenues of approximately $8.4 million from the sale of compressor packages and parts.  During 2012, revenues from the sales of compressors and parts were $6.3 million, primarily related to compressor unit sales to two customers. Unlike compression-based services, sales of compressor packages are generally nonrecurring. Demand to purchase our compressor packages is also affected by numerous factors, including the price of natural gas and the level of capital spending by our customers. A change in our business strategy or any of these factors could cause cash flows from the sale of compressor packages to decrease materially.

The majority of our business in Mexico is performed for PEMEX and any cutbacks in PEMEX’s annual spending budget could adversely affect our business, financial condition, results of operations, and cash flows.

The majority of our business in Mexico is performed for PEMEX. For the years ended December 31, 2013 and 2012, PEMEX accounted for approximately 21.7% and 26.0% of our revenues, respectively, and substantial portions of our cash flows. No work or services are required to be ordered by PEMEX under our contracts with PEMEX. PEMEX is a decentralized public entity of the Mexican Government, and, therefore, the Mexican Government controls PEMEX, as well as its annual budget. The Mexican Government may cut spending in the future. These cuts could adversely affect PEMEX’s annual budget and, thus, its ability to engage us or compensate us for our services. As a result, our business, financial condition, results of operations, and cash flows could be negatively affected. Recently the Mexican government implemented an energy industry reform that is designed to allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain. Regardless of the impact of this reform, we anticipate that we will continue to be dependent on PEMEX as a significant customer.

Under the current Ley de Petróleos Mexicanos (the “PEMEX Law”), PEMEX has authority to contract through an auction process with third parties for the exploration, development, and production of hydrocarbons. Our contracts with PEMEX generally have initial terms of two years, and, when these contracts with PEMEX expire, we may be required to participate in an open auction to renew them. Any failure by us to renew our existing contracts with PEMEX or renew them on favorable terms could materially adversely affect our business, financial condition, results of operations, and cash flows.

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

Our contracts with PEMEX generally have initial terms of two years, and, when they expire, we may be required to participate in an open auction to renew them. One of our existing PEMEX contracts, which represents a majority of the revenue derived from PEMEX during 2013, was extended in 2013 through June 2014. We expect that we will be required to bid on new contracts covering these activities sometime during the first half of 2014. Any failure by us to renew our existing contracts with PEMEX or renew them on favorable terms could adversely affect our business, financial condition, results of operations, and cash flows.

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

We have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region. A portion of our expected future growth includes expansion in certain countries in these regions. Foreign operations carry special risks. Our operations in the countries in which we currently operate and those countries in which we may operate in the future, could be adversely affected by:

•	government controls and actions, such as expropriation of assets and changes in legal and regulatory environments;

•	import and export license requirements;

•	political, social, or economic instability;

•	trade restrictions;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States; and

•	the impact of anti-corruption laws.

If we violate any of these regulations, significant administrative, civil, and criminal penalties could be assessed on us. In addition, foreign governments and agencies often establish permit and regulatory standards different from those in the U.S. If we cannot obtain foreign regulatory approvals or cannot obtain them when we expect, our growth and profitability from international operations could be adversely affected.

Our growing operations in Argentina expose us to the changing economic and political environment in that country, including changing regulations governing the repatriation of cash generated from our operations in Argentina.

The current economic and political environment in Argentina and the ensuing devaluation of the Argentinian peso have created increased economic instability for foreign investment in Argentina. Fiscal and monetary policy in Argentina has led to the devaluation of the Argentinian peso, particularly in late 2013 and early 2014. Additional currency adjustment may be necessary to help boost the current Argentina economy, but may be accompanied by fiscal and monetary tightening, including restrictions on the purchase of U.S. dollars in Argentina.

As a result of our expanding operations in Argentina, consolidated revenues from Argentina have increased over the past three years. As of December 31, 2013, approximately $1.3 million of our consolidated cash balance is in bank accounts in Argentina, and the process of repatriating this cash to the U.S. is growing increasingly complex and uncertain. There can be no assurances that our growing Argentinian operations will not expose us to the loss of liquidity, foreign exchange losses, and other potential financial impacts.

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

We rely primarily on the executive officers and other senior management of our general partner to manage our operations and make decisions on our behalf. Our ability to provide quality production enhancement services depends upon our general partner’s ability to hire, train, and retain an adequate number of trained personnel. The departure of any of our general partner’s executive officers or other senior management could have a significant negative effect on our business, operating results, financial condition, and our ability to compete effectively in the marketplace. We operate in an industry characterized by highly competitive labor markets, and, similar to many of our competitors, we have experienced high employee turnover in certain regions. It is possible that our labor expenses could increase if there is a shortage in the supply of skilled regional service supervisors and other service professionals. Our general partner may be unable to maintain an adequate skilled labor force necessary for us to operate efficiently and to support our growth strategy. Failure to do so could impair our ability to operate efficiently and to retain current customers and attract prospective customers, which could cause our business to suffer materially. Additionally, increases in labor expenses may have an adverse impact on our operating results and may reduce the amount of cash available for distribution to our unitholders.

The employees conducting our operations in Mexico and Argentina are party to collective labor agreements, and a prolonged work stoppage of our operations in Mexico or Argentina could adversely impact our revenues, cash flows and net income.

The personnel conducting our operations in Mexico are currently subject to ten collective labor agreements. These ten collective labor agreements consist of “evergreen” contracts that have no expiration date and whose terms remain in full force and effect from year-to-year, unless the parties agree to negotiate new terms. The employees subject to these “evergreen” agreements may, however, request a renegotiation of their employee compensation terms on an annual basis or a renegotiation of the entire agreement on a biannual basis, although we are not required to honor any such request. The personnel conducting operations in Argentina are also subject to collective labor agreements. We have not experienced work stoppages in Mexico or Argentina in the past, but cannot guarantee that we will not experience work stoppages in the future. A prolonged work stoppage could adversely impact our revenues, cash flows, and net income.

We depend on particular suppliers and are vulnerable to compressor unit component shortages and price increases, which could have a negative impact on our results of operations and cash available for distribution to our unitholders.

We fabricate most of our compressor packages. We obtain some of the components used in our compressor packages from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including our potential inability to obtain an adequate supply of required components in a timely manner. We do not have long-term contracts with these sources and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, since any increase in component prices for compressor packages fabricated by us could decrease our margins, a significant increase in the price of one or more of these components could have a negative impact on our results of operations and cash available for distribution to our unitholders.

Our ability to grow in the future may be dependent on our ability to access external expansion capital.

We distribute to our unitholders all of our available cash after paying expenses and establishing prudent operating reserves. As of December 31, 2013, our total cash balance was $9.5 million. If our cash balances are insufficient to fund future growth opportunities, we expect that we will rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund such growth. To the extent we are unable to efficiently finance growth externally, our cash distribution policy will significantly impair our ability to grow. To the extent we issue additional partnership units in connection with our growth, the payment of distributions on those additional partnership units may increase the risk that we will be unable to maintain or increase our per unit distribution. There are no limitations in our partnership agreement or our revolving credit agreement on our ability to issue additional partnership units, including partnership units ranking senior to the common units.

Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.

Because we have significant operations in Mexico, Canada, and Argentina and a growing presence in certain countries in Europe and the Asia-Pacific region, a significant portion of our business is conducted in foreign currencies. We are exposed to currency exchange rate fluctuations that could have an adverse effect on our results of operations. If a foreign currency weakened significantly, we would be required to convert more of that foreign currency to U.S. dollars to satisfy our obligations, which would cause us to have less cash available for distribution. A significant strengthening of the U.S. dollar could result in an increase in our financing expenses and could materially affect our financial results under U.S. generally accepted accounting principles (U.S. GAAP). Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. Most of our billings under the contracts with PEMEX and other clients in Mexico are in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos. In addition, future contract awards with PEMEX may require us to bill a larger portion of our revenues in Mexican pesos, which would expose us to additional foreign currency exchange rate risks. Our growing operations in Argentina also expose us to foreign currency exchange rate fluctuations in that country as well.

As a result of the above, we are exposed to fluctuations in the value of the Mexican and Argentinian peso against the U.S. dollar. A material increase in the value of these foreign currencies relative to the U.S. dollar would adversely affect our cash flows and net income. In addition, for our significant operations in Canada, where the local currency is the functional currency under U.S. GAAP, all U.S. dollar-denominated monetary assets and liabilities, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, long-term debt and capital lease obligations, are revalued and reported based on the prevailing exchange rate at the end of the reporting period. This revaluation may cause us to report significant foreign currency exchange gains and losses in certain periods.

We are exposed to interest rate risk with regard to our indebtedness.

Our revolving credit facility consists of floating rate borrowings that bear interest at an agreed upon percentage rate spread above LIBOR. As of December 31, 2013, we had approximately $30.0 million outstanding under the revolving credit facility. Accordingly, our cash flows and results of operations could be subject to interest rate risk exposure associated with the level of the variable rate debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

An increase in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. Borrowings under our revolving credit facility bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and ability to make cash distributions. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

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

The EPA is performing a study of the environmental impact of hydraulic fracturing, a process used by the oil and gas industry in the development of certain oil and gas reservoirs. Specifically, the EPA is reviewing the impact of hydraulic fracturing on drinking water resources and has published proposed guidance for the permitting of hydraulic fracturing using diesel fuels. Certain environmental and other groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. We cannot predict whether any federal, state, or local laws or regulations will be enacted regarding hydraulic fracturing, and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on oil and gas operators through the adoption of new laws and regulations, the domestic demand for our services in areas in shale reservoir markets could be decreased.

We routinely deal with natural gas, oil, and other petroleum products. Hydrocarbons or other hazardous wastes may have been released on wellhead sites where we provide production enhancement services or store our equipment or on or under other locations where wastes have been taken for disposal. These properties may be subject to investigatory, remediation, and monitoring requirements under foreign, federal, state, and local environmental laws and regulations.

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

In connection with the Offering, our Predecessor contributed approximately $72.2 million of goodwill to us. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of goodwill. If we determine that any of our goodwill is impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt to total capitalization.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations are subject to inherent risks such as vehicle accidents, equipment defects, malfunctions and failures, as well as other incidents that result in releases or uncontrolled flows of gas or well fluids, fires, or explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution, and other environmental damages. Our insurance may be inadequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future, or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we did not maintain liability insurance, our business, results of operations, and financial condition could be adversely affected. In addition, we do not maintain business interruption insurance. Please read “Health, Safety, and Environmental Affairs Regulations” for a description of how we are subject to federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and environment.

We face risks related to certain information technology projects.

During 2013, we began certain software system conversion projects designed to improve our operational and financial system efficiencies. The success of these projects is important to our ability to grow our business in the future. These information technology projects have involved a significant use of our internal resources as well as consulting expertise. We expect these system conversion projects will be completed during 2014. There can be no assurance that these project efforts will achieve all of our objectives. In addition, the cost and time necessary to complete these projects may be greater than what we estimate.

Risks Inherent in an Investment in Us

Our partnership agreement requires us to distribute all of the available cash that we generate each quarter after paying expenses and establishing prudent operating reserves, which could limit our ability to grow.

Our partnership agreement requires us to distribute all of the available cash we generate each quarter. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders. As a result, our general partner relies primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, as well as cash flows from operations to a certain extent, to fund our expansion capital expenditures. To the extent that we are unable to finance growth externally, this requirement significantly impairs our ability to grow. In addition, also as a result of this requirement, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent that we issue additional units in connection with any expansion capital expenditures, the payment of distributions on those additional units will decrease the amount we distribute on each outstanding unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that we have to distribute to our unitholders.

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

Our cash distribution policy, as expressed in our partnership agreement, may not be modified or repealed in a manner materially adverse to our unitholders without a vote of the holders of a majority of our common units. TETRA’s indirect control of our general partner and over a majority of our common units would also allow TETRA to modify or repeal our cash distribution policy in a manner materially adverse to our unitholders.

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

Our unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 11, 2014, TETRA, which indirectly owns our general partner, owns 82.1% of our aggregate outstanding common and subordinated units. In addition, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

As of March 11, 2014 our general partner and its affiliates hold an aggregate of 6,437,791 common units and 6,273,970 subordinated units. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Sales by affiliates of our general partner (including TETRA) or other holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Under our agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Our general partner has a limited call right that may require our unitholders to sell common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of March 11, 2014, our general partner and its affiliates own an aggregate of 82.1% of our common and subordinated units.

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

Current law may change to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subjecting us to entity-level taxation. Specifically, the present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units and the amount of cash available for distribution to our unitholders.

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

Approximately 39.5% of our consolidated revenues for the year ended December 31, 2013, was generated in non-U.S. jurisdictions, primarily Mexico, Canada, and Argentina. This percentage of non-U.S. revenues is expected to increase in the future, as we seek to grow our operations in these countries and expand our operations into additional non-U.S. locations. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional tax being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated tax being imposed in jurisdictions in which we are organized or from which we receive income and further reduce the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

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

We prorate our items of income, gain, loss, and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change our allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller, and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss, or deduction with respect to those units may not be reportable by the unitholder, and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one fiscal year, and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his/her taxable income for the year of termination. A technical termination would not affect our classification as a partnership for U.S. federal income tax purposes, but, instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred.

Unitholders will likely be subject to non-U.S., state and local taxes, and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including non-U.S., state and local taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or control property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file non-U.S., state, and local income tax returns and pay non-U.S., state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. In the United States, as of March 11, 2014, we own assets and conduct business in Alabama, Arizona, Arkansas, California, Colorado, Kansas, Louisiana, Mississippi, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, West Virginia, and Wyoming. Each of these states, other than Texas and Wyoming, currently imposes a personal income tax on individuals. In addition, most of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional jurisdictions that impose a personal income tax.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2013, we owned one manufacturing facility in Oklahoma City, Oklahoma and we leased a rebuild facility and an executive headquarters facility in Oklahoma, a facility in Calgary, Alberta, Canada, a service facility in California, Mexico, Australia, and Argentina, a sales offices in Oklahoma, Texas, Colorado, Louisiana, California, Ohio, and Canada, one service and sales facility in New Mexico and a number of storage facilities located across the geographic markets we serve. We also utilize one of TETRA’s facilities in Texas as a sales office. Our primary assets include our fleet of compression and other equipment. All obligations under our bank revolving credit facility are secured by a first-lien security interest in substantially all of our assets, including our equipment fleet, but excluding our real property.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Price Range of Common Units and Cash Distributions

Our common units are traded on the NASDAQ Global Market under the symbol “GSJK.” As of March 11, 2014, there were approximately 48 holders of record of the common units. The following table sets forth the high and low sale prices of the common units and cash distributions to common unitholders for each calendar quarter during the two years ended December 31, 2013, as reported by the NASDAQ.

	High	Low	Cash Distribution per Common Unit(1)
2012
First Quarter	$18.35	$15.00	$0.3875
Second Quarter	17.83	11.25	0.3875
Third Quarter	17.45	12.34	0.3975
Fourth Quarter	18.00	15.07	0.4200
2013
First Quarter	$20.44	$16.76	$0.4250
Second Quarter	25.72	18.37	0.4250
Third Quarter	22.13	18.07	0.4300
Fourth Quarter	23.08	18.82	0.4375

(1)	Represents cash distributions attributable to the quarter and paid in the following calendar quarter.

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

Definition of Available Cash. We define Available Cash in the partnership agreement, and it generally means, for each fiscal quarter, the sum of all cash and cash equivalents on hand at the end of the quarter:

•	less the amount of cash reserves established by our general partner to:

◦	provide for the proper conduct of our business after the end of the quarter;

◦	comply with applicable law, any of our future debt instruments or other agreements; or

◦
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

Quarterly Distribution. We currently pay quarterly distributions to the holders of common and subordinated units of $0.4375 per unit, or $1.75 on an annualized basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including payments to our general partner and its affiliates. There is no guarantee that we continue to pay the current quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2013 totaled $1.7175 per unit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” for a discussion of provisions included in our revolving credit facility that restrict our ability to make distributions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased		Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
Oct 1 – Oct 31, 2013	708	(1)	$21.14	N/A	N/A
Nov 1 – Nov 30, 2013	–		–	N/A	N/A
Dec 1 – Dec 31, 2013	–		–	N/A	N/A
Total	708			N/A	N/A

(1)	Units received in connection with the vesting of certain employee restricted units.
Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the year ended December 31, 2013, 2012, and 2011 and selected consolidated financial data for our Predecessor for the years ended December 31, 2011, 2010, and 2009. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report. Please read “Item 1A. Risk Factors” beginning on page 8 for a discussion of the material uncertainties that might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. For the periods on and after June 20, 2011, the following audited consolidated financial statements represent Compressco Partners, L.P. Financial information for periods prior to June 20, 2011 represent the operations of our Predecessor.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except Per Unit Amounts)
Income Statement Data
Revenues	$121,301	$108,582	$95,179	$81,413	$90,573
Cost of revenues	68,116	57,500	53,195	39,238	41,979
Selling, general, and administrative expenses	17,467	17,270	14,269	13,068	12,173
Depreciation and amortization expense	14,642	13,227	12,521	13,112	13,823
Interest expense, net	469	25	5,052	13,096	11,980
Other income (expense), net	(782)	(876)	(980)	(113)	82
Income before income tax provision	19,825	19,684	9,162	2,786	10,700
Net income	$17,567	$16,331	$7,257	$1,617	$6,539
Net income per common unit, basic	$1.11	$1.04	$0.45
Weighted average common units outstanding, basic	9,231	9,163,798	9,044,293
Net income per common unit, diluted	$1.10	$1.03	$0.44
Weighted average common units outstanding, diluted	9,305	9,193,407	9,063,339

	December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Balance Sheet Data
Working capital	$32,074	$30,624	$34,043	$28,943	$32,983
Total assets	225,109	217,786	206,344	196,566	202,497
Long-term debt	29,959	10,050	—	145,085	145,085
Partners' capital/net parent equity	173,716	182,250	188,644	25,953	33,900
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to analyze major elements of our consolidated financial statements and provide insight into important areas of management’s focus. This section should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this Annual Report. This discussion includes forward-looking statements that involve certain risks and uncertainties. For periods prior to June 20, 2011, the accompanying audited consolidated financial statements and related notes represent the combined financial position, results of operations, cash flows, and changes in net parent equity of our Predecessor, which consists of the assets, liabilities and operations of Compressco, Inc. and its subsidiaries and certain assets, liabilities and operations of certain other subsidiaries of TETRA conducting business primarily in Mexico (together, our Predecessor). For the periods on and after June 20, 2011, the accompanying consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows, and changes in partners’ capital.

Statements in the following discussion may include forward-looking statements. These forward- looking statements involve risks and uncertainties. See “Item 1A. Risk Factors,” for additional discussion of these factors and risks.
Business Overview

We are a provider of compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and, in certain circumstances, well monitoring and sand separation services. We provide our services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Internationally, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Europe, and the Asia-Pacific region.

Over time, oil and natural gas wells exhibit declining pressure and production. Production enhancement technologies are designed to enhance daily production and total recoverable reserves. Our conventional compression-based production enhancement services are utilized to increase production by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our conventional applications include production enhancement services for dry gas wells and liquid-loaded gas wells, and backside auto injection systems (“BAIS”) for liquid-loaded gas wells. Our unconventional compression services are utilized primarily in horizontal resource play reservoirs in connection with oil and liquids production and include vapor recovery and casing gas system applications. In certain circumstances, in connection with our primary production enhancement services, we also provide well monitoring services and automated sand separation services. While our conventional applications are primarily associated with mature gas wells with low formation pressures, they are also effectively utilized on newer gas wells that have experienced significant production declines. Our field services are performed by our highly trained staff of regional service supervisors, optimization specialists, and field mechanics. In addition, we design and manufacture most of the compressor packages we use to provide our services, and, in certain markets, we sell our compressor units to customers.

Increased demand for unconventional compression services, particularly vapor recovery, resulted in increased U.S. service revenues compared to the prior year. Although the growth of our unconventional compression services applications has helped reduce our overall dependence on natural gas prices, the level of our conventional production enhancement services operations remains generally dependent upon the demand for, and prices of, natural gas in the locations in which we operate. U.S. and Canadian natural gas prices increased during 2013 compared to the prior year, and these increased natural gas prices positively affected demand for our conventional compression services in these regions during 2013, as reflected in the increased average numbers of compressor packages in service in these regions. Demand for our unconventional compression services also increased and we expect continued growth in demand for those applications. In addition, foreign compression service revenues increased, particularly in Argentina and Canada.

Compared to 2012, the above increases in demand for compression services during 2013 more than offset the decreased activity levels in Mexico caused by budget re-evaluations by Petróleos Mexicanos (PEMEX), which began to negatively affect the demand for our services in the northern onshore region of Mexico in March 2013. We believe this decline is temporary. During 2013, we have seen a shift in customer spending in Mexico from oil related operations to natural gas operations. While this resulted in the reduced activity in certain locations in Mexico compared to 2012, we have seen emerging opportunities for our production enhancement services related to increased natural gas activity. Recently the Mexican government implemented an energy industry reform that is designed to allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain. Regardless of the impact of this reform, we anticipate that we will continue to be dependent on PEMEX as a significant customer.

We provide our compression services utilizing our fleet of compressor packages, consisting primarily of our 46-horsepower GasJack® compressor packages and supplemented by our electric VJack™ compressor packages. During the fourth quarter of 2013, we purchased eighteen three-stage compressor packages with higher discharge pressure (SuperJackTM packages) that are suitable for deployment in the gas lift market. The majority of these SuperJack™ compressor packages purchased are 145-horsepower compressors that will enable us to provide gas lift applications in many of the liquids-rich resource play markets in which we operate.

Overall, our total revenues and cost of revenues increased during the year ended December 31, 2013, compared to December 31, 2012. This increase reflects:

•	improved overall utilization of the existing fleet, particularly in the U.S.;

•	increased compression services in Argentina and Canada, which more than offset the decline in activity in Mexico;

•	growth of our unconventional compression services applications in the U.S;

•	growth of the fleet within our other international operations; and

•	increased operating expenses driven by higher labor, equipment, and fuel costs.

The increase in compression and other services revenues during 2013 as compared to 2012 more than offset the increase in cost of compression and other services. The increase in revenues from sales of compressors and parts during 2013 also contributed to our profitability. As a result, net income for the current year increased by approximately $1.2 million compared to the prior year.

    The overall growth of our compressor fleet requires increased capital expenditure investment. Although activity levels in Mexico are currently decreased, the overall increased activity in Latin America has also required increased investment in working capital and resulted in additional personnel and related administrative services provided under the Omnibus Agreement and our other agreements with TETRA and its subsidiaries. In addition, our operations in Latin America are subject to potential volatility relating to our Mexico and Argentina operations as addressed in more detail under “Liquidity and Capital Resources - Cash Flows.”
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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year ended December 31, 2013, is provided within the results of operations sections below.

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

The following table reconciles net income to EBITDA for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Net income	$17,567	$16,331	$7,257
Provision for income taxes	2,258	3,353	1,905
Depreciation and amortization	14,642	13,227	12,521
Interest expense, net	469	25	5,052
EBITDA	$34,936	$32,936	$26,735

The following table reconciles cash flow from operating activities to EBITDA for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Cash flow from operating activities	$29,135	$31,109	$18,885
Changes in current assets and current liabilities	5,423	2,864	(392)
Deferred income taxes	(266)	(1,930)	2,536
Other non-cash charges	(2,083)	(2,485)	(1,251)
Interest expense, net	469	25	5,052
Provision for income taxes	2,258	3,353	1,905
EBITDA	$34,936	$32,936	$26,735

Average Utilization Rate of our Compressor Packages. We measure the average compressor package utilization rate of our fleet of compressor packages as the average number of compressor packages used to provide service during a particular period, divided by the average number of compressor packages in our fleet during such period. Our management primarily uses this metric to determine our future need for additional compressor packages.

The following table sets forth our historical fleet size and average number of compressor packages being utilized to provide our production enhancement services during the periods indicated and our average utilization rates during those periods.

	Year Ended December 31,
	2013	2012	2011
Total compressor packages in fleet (at period end)	3,995	3,743	3,653
Total compressor packages in service (at period end)	3,426	3,198	2,941
Average number of compressor packages in service (during period)(1)	3,312	3,070	2,826
Average compressor package utilization (during period)(2)	85.6%	83.0%	77.4%

(1)
“Average number of compressor packages in service” for each period shown is determined by calculating an average of two numbers, the first of which is the number of compressor packages being used to provide services at the beginning of the period and the second of which is the number of compressor packages being used to provide services at the end of the period.

(2)
“Average compressor package utilization” for each period shown is determined by dividing the average number of compressor packages in service during such period by the average of two numbers, the first of which is the total number of compressor packages in our fleet at the beginning of such period and the second of which is the total number of compressor packages in our fleet at the end of such period.

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor packages we placed into service, less the number of compressor packages we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the year ended December 31, 2013, is provided within the results of operations sections below.

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

•
On June 24, 2011, we entered into a bank revolving credit agreement that was subsequently replaced in October 2013 with a new bank revolving credit agreement. As of December 31, 2013, we have outstanding borrowings under the credit agreement of approximately $30.0 million, and based upon a $67.4 million borrowing capacity, we have $37.0 million available under the credit agreement. Borrowings bear interest at a rate equal to three month British Bankers Association LIBOR (adjusted to reflect any required bank reserves) plus a margin of 2.25% per annum. The weighted average interest rate on outstanding borrowings at December 31, 2013, was 2.5625% per annum.

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

We are not a restricted subsidiary of TETRA for purposes of TETRA’s credit facility with J.P. Morgan Chase Bank, N.A., as Administrative Agent, which we refer to as the “TETRA Credit Facility,” or under several series of notes that TETRA has issued pursuant to certain note purchase agreements in April 2006, April 2008, October 2010, and April 2013, which we collectively refer to as the “TETRA Senior Notes.” As such, our ability to take certain actions, including incurring indebtedness, granting liens on our assets, and making acquisitions and capital expenditures, will not be restricted by the TETRA Credit Facility and the TETRA Senior Notes.
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

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Historically, our business has not experienced significant impairments of its long-lived compressor assets, as utilized compressor packages generate cash flows sufficient to support their carrying values. Unutilized assets are well maintained and evaluated on a regular basis. Serviceable compressor packages that are currently unutilized are anticipated to be placed in service in future years as demand increases or as fully depreciated packages in service are replaced. Sales of compressor packages have historically been at selling prices in excess of asset cost. While we have not experienced significant impairments in the past, impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production.

Impairment of Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. Our annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that it was not “more likely than not” that the fair value of our business was less than its carrying values as of December 31, 2013. If the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test being performed. The first step of the impairment test, if required, is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill, and the recorded amount is written down to the hypothetical amount, if lower.

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

	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In Thousands)
Revenues:
Compression and other services	$112,937	$102,260	$81,979	$10,677	$20,281
Sales of compressors and parts	8,364	6,322	13,200	2,042	(6,878)
Total revenues	121,301	108,582	95,179	12,719	13,403
Cost of revenues:
Cost of compression and other services	63,425	53,818	43,575	9,607	10,243
Cost of compressors and parts sales	4,691	3,682	9,620	1,009	(5,938)
Total cost of revenues	68,116	57,500	53,195	10,616	4,305
Selling, general, and administrative expense	17,467	17,270	14,269	197	3,001
Depreciation and amortization	14,642	13,227	12,521	1,415	706
Interest expense, net	469	25	5,052	444	(5,027)
Other expense, net	782	876	980	(94)	(104)
Income before income taxes	19,825	19,684	9,162	141	10,522
Provision for income taxes	2,258	3,353	1,905	(1,095)	1,448
Net income	$17,567	$16,331	$7,257	$1,236	$9,074

	Percentage of Total Revenues
	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Compression and other services	93.1%	94.2%	86.1%	10.4%	24.7%
Sales of compressors and parts	6.9%	5.8%	13.9%	32.3%	(52.1)%
Total revenues	100.0%	100.0%	100.0%	11.7%	14.1%
Cost of revenues:
Cost of compression and other services	52.3%	49.6%	45.8%	17.9%	23.5%
Cost of compressors and parts sales	3.9%	3.4%	10.1%	27.4%	(61.7)%
Total cost of revenues	56.2%	53.0%	55.9%	18.5%	8.1%
Selling, general, and administrative expense	14.4%	15.9%	15.0%	1.1%	21.0%
Depreciation and amortization	12.1%	12.2%	13.2%	10.7%	5.6%
Interest expense, net	0.4%	0.0%	5.3%	1,776.0%	(99.5)%
Other expense, net	0.6%	0.8%	1.0%	(10.7)%	(10.6)%
Income before income taxes	16.3%	18.1%	9.6%	0.7%	114.8%
Net income	14.5%	15.0%	7.6%	7.6%	125.0%

2013 Compared to 2012

Revenues

The increase in revenues from compression and other services during 2013 was primarily due to a $9.4 million increase in U.S. and Canada, and reflected an overall increased compressor utilization, as we utilized an average of 3,312 compressor packages to provide services during 2013, compared to an average of 3,070 compressor packages during 2012. Increases in U.S. and Canadian natural gas prices from the prior year positively affected demand for our conventional compression services in those regions during 2013. Average revenues per U.S. and Canadian compressor packages have increased, primarily due to the growth of our higher priced unconventional compression services applications in those regions. The increased demand for our unconventional compression services applications remains largely driven by increased activity primarily in U.S. horizontal resource play reservoirs. Latin America service revenues for 2013 increased $1.1 million as compared to the prior year due to increased demand for compression services in Argentina, and despite decreased activity in Mexico. As a result of budget re-evaluations by PEMEX, in March 2013 we began to experience a decline in the level of activity and revenues in Mexico. We believe this decline in demand is temporary. However, any long-term increase in the levels of Mexico revenues is dependent upon the resolution of the PEMEX budget re-evaluations as well as the renewal or extension of certain of our contracts, or the awarding of new contracts, with PEMEX. Recently the Mexican government implemented an energy industry reform that is designed to allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain. Regardless of the impact of this reform, we anticipate that we will continue to be dependent on PEMEX as a significant customer. Issues regarding PEMEX and the status of our contracts with PEMEX are discussed in more detail under “Liquidity and Capital Resources - Cash Flows.” Compression and other services revenues from foreign markets other than Canada and Latin America increased $0.1 million during 2013 compared to the prior year.

In addition to the increase in consolidated compression and other service revenues, there was an increase of approximately $2.0 million in revenues from sales of compressor packages and parts during the year ended December 31, 2013, compared to the prior year. Although sales of compressor packages are a part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast than are our revenues from compression and other services.

Cost of revenues

The increase in consolidated cost of compression and other services during the year ended December 31, 2013 compared to the prior year was primarily due to the increased service activity, particularly in the U.S. and Latin America. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues increased to 56.2% during the current year from 52.6% during the prior year. This increase was due to increased equipment maintenance, labor, and fuel costs in the U.S. and due to the decrease in the higher margin Mexico business during 2013 compared to the prior year. Costs in the U.S. have also increased due to the increased operating costs in certain of the markets where we provide unconventional compression services applications. We also incurred increased operating expenses during 2013 associated with engine quality improvement initiatives associated with the compressor packages we fabricate. Subsequent to the first quarter of 2013, we took appropriate cost reduction steps overall, particularly in response to the decline in demand for our services in Mexico where we have taken aggressive reductions in headcount and relocated certain compressor equipment assets into the U.S.

Cost of compressors and parts sales increased compared to the prior year due to the increased sales discussed above.

Selling, general, and administrative expense

Selling, general, and administrative expense increased to $17.5 million for the year ended December 31, 2013, from $17.3 million for 2012. As a percentage of consolidated revenues, our selling, general, and administrative expense decreased during the year ended December 31, 2013, to 14.4% compared to 15.9% for the prior year. The slight increase in selling, general, and administrative expense levels reflects approximately $0.4 million of increased professional services expenses, primarily legal and consulting costs related to potential acquisition activities. Approximately $1.0 million of increased administrative costs associated with Latin America, primarily due to increased salary expenses and allocated costs, was offset by decreased administrative costs in the U.S. primarily due to efforts to reduce salary related costs.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased primarily as a result of additional compressor packages placed into service as compared to the prior year.

Interest expense, net

During the year ended December 31, 2013, we increased the borrowings under our revolving credit facilities from $10.0 million that was borrowed in late 2012 to approximately $30.0 million as of December 31, 2013. We incurred approximately $0.5 million of interest expense in the current year associated with our borrowings under our revolving credit agreements.

Other expense, net

Other expense, net, decreased by $0.1 million during the year ended December 31, 2013, compared to the prior year period, primarily due to decreased foreign currency exchange losses.

Income before taxes, provision for income taxes, and net income

Income before taxes for the year ended December 31, 2013, was $19.8 million, compared to $19.7 million for the year ended December 31, 2012, an increase of approximately $0.1 million. As a percentage of consolidated total revenues, income before taxes decreased to 16.3% for the year ended December 31, 2013, compared to 18.1% for the prior year. Our U.S. operations are not subject to U.S. federal income tax, other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations. Our effective tax rate during 2013 decreased compared to 2012 due to decreased earnings by our taxable subsidiaries.

2012 Compared to 2011

Revenues

Revenues from compression and other services increased during 2012, as we utilized an average of 3,070 compressor packages to provide services during the year ended December 31, 2012, compared to an average of 2,826 compressor packages during the year ended December 31, 2011. Latin America service revenues for the year ended December 31, 2012, increased $18.2 million, or 120.4%, due to additional packages in service, primarily in Mexico and Argentina. The decreases in domestic and Canadian natural gas prices during most of 2012 compared to 2011 negatively affected the demand for our conventional compression services during the year ended December 31, 2012. As a result, domestic and Canadian conventional compression services revenues decreased slightly, despite an increase in the numbers of compressor packages in service in those regions. However, stronger domestic demand as a result of increasing natural gas prices towards the end of 2012 resulted in a reduction of this downward pricing pressure. The decrease in domestic and Canadian conventional compression services revenues was more than offset by continued increases in revenues from international markets other than Latin America, particularly the Asia-Pacific region and from our domestic unconventional applications.

The increase in consolidated service revenues was partially offset by a $6.9 million decrease in revenues from sales of compressor packages and parts to $6.3 million during the year ended December 31, 2012, compared to $13.2 million during the year ended December 31, 2011. During 2012, we sold fewer compressor packages compared to 2011, as 2011 included a large order of customized packages. Although sales of compressor packages are a typical part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast compared to revenues from compression and other services.

Cost of revenues

Cost of compression and other services increased due to the increased service activity, particularly in Latin America, and included increased fuel, equipment, and field labor costs, consistent with the increased activity level discussed above. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues decreased slightly to 52.6% during 2012 from 53.1% during 2011. During 2012, we successfully took steps to reduce many of our operating costs domestically and we continue to look for opportunities for additional cost reductions both domestically and internationally. This decrease in cost of services as a percentage of service revenues was despite the contractually fixed margins on 2012 EPS work in Argentina performed on TETRA’s behalf, particularly in the fourth quarter. Our domestic cost savings were additionally offset by increased costs related to wage increases, as well as higher fuel prices.

Cost of compressors and parts sales decreased by $5.9 million during the year ended December 31, 2012, to $3.7 million compared to $9.6 million during the year ended December 31, 2011, as a result of decreased domestic compressor sales.

Selling, general, and administrative expense

Selling, general, and administrative expense increased to $17.3 million for the year ended December 31, 2012, from $14.3 million for 2011. As a percentage of consolidated revenues, our selling, general, and administrative expense increased during the year ended December 31, 2012, to 15.9% compared to 15.0% for 2011. The increase in expense for the year ended December 31, 2012, is primarily due to the additional administrative cost of being a public limited partnership following the June 2011 Offering and consists of increased salary and employee-related expenses associated with increased administrative staff and increased professional fees. Additionally, equity compensation expense increased as a result of increased equity grants during 2012, the impact of a severance agreement, and increased incentive compensation as a result of our favorable overall financial results. These increases were partially offset by a decrease in bad debt expense. Selling, general, and administrative expense following the June 2011 Offering includes costs charged by TETRA for administrative costs under the Omnibus Agreement.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages. In addition, depreciation and amortization expense also includes the depreciation of other operating equipment and facilities locations, as well as the amortization of certain intangible assets. Primarily as a result of additional packages placed into service to meet increased demand in Latin America, depreciation and amortization expense increased during the year ended December 31, 2012 compared to 2011.

Interest expense, net

A significant amount of interest expense was reflected in the 2011 results of our Predecessor due to a note payable to an affiliate of TETRA. We assumed approximately $32.2 million of this indebtedness (as partial consideration for the assets that were contributed from TETRA in connection with the Offering), and this $32.2 million balance was repaid in full from the proceeds of the Offering. During the second half of 2012, we borrowed a total of $10.1 million pursuant to our credit agreement (the Credit Agreement), and that amount was outstanding as of December 31, 2012.  We incurred $80,000 in interest expense during the year ended December 31, 2012 associated with this borrowing.

Other (income) expense

Other expense, net, decreased by $0.1 million during the year ended December 31, 2012, compared to 2011, primarily due to decreased foreign currency exchange net losses in 2012 from currency fluctuations. Foreign exchange losses for the year ended December 31, 2012 primarily relate to our Mexican operations.

Income before taxes, provision for income taxes, and net income

Income before taxes for the year ended December 31, 2012, was $19.7 million, compared to $9.2 million for the year ended December 31, 2011, an increase of $10.5 million. As a percentage of consolidated total revenues, income before taxes increased to 18.1% for the year ended December 31, 2012, compared to 9.6% for

2011. Our operations are not subject to U.S. Federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary, resulting in a lower effective tax rate compared to the prior year period operations of our Predecessor. We also incur state and local income taxes in certain states, and we incur income taxes related to our operations in Latin America and Canada.
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity, which we believe will be sufficient to meet our working capital requirements. We believe that we have sufficient liquid assets, cash flow from operations, and borrowing capacity to meet our financial commitments, debt service obligations, and anticipated capital expenditures. We expect to fund future acquisitions and capital expenditures with cash flow generated from operations, funds borrowed under our credit facility, funds received from the issuance of long-term debt, and the issuance of additional equity. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors."

The continued growth in our operations requires significant ongoing capital expenditures and investments in working capital. A significant portion of our 2013 capital expenditures were related to the expansion of our compressor fleet to serve the increasing demand for unconventional compression applications in the U.S. In addition, the growth in Latin America, specifically in Mexico and Argentina, requires increased working capital due to customer budget re-evaluations, related increased receivable collection time, and complexities related to the repatriation of operating cash flows into the U.S. Continued growth of our operations or increased working capital requirements could result in the need for additional borrowings.

On January 17, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2013, of $0.4375 per unit, which represents a $0.0075 per unit increase over the previous quarterly distribution. This distribution equates to a distribution of $1.75 per outstanding unit, or approximately $27.2 million, on an annualized basis. This cash distribution was paid on February 14, 2014, to all unitholders of record as of the close of business on January 31, 2014.
Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2013	2012
	(In Thousands)
Net cash provided by operating activities	$29,135	$31,109
Net cash used in investing activities	(24,574)	(20,986)
Net cash used in financing activities	(7,976)	(14,682)

Operating Activities

Net cash from operating activities decreased by $2.0 million during the year ended December 31, 2013, to $29.1 million compared to $31.1 million in 2012. Improvements in the collection of accounts receivable were largely offset by a reduction in accounts payable to TETRA during 2013. Cash provided from operating activities in Latin America is subject to the volatility associated with our Mexico and Argentina operations, which includes the volatility caused by PEMEX budgetary issues, Mexican security concerns, uncertainties regarding the renewal of our existing customer contracts with PEMEX under their current terms, the possibility that new contracts for such Mexican projects could be awarded to our competitors, other changes in contract arrangements, and other risks.

During the year ended December 31, 2013, we were notified by PEMEX of their intention to further extend, until June 2014, a contract that represents a majority of our Mexico revenues and that expired in June 2013. At the request of PEMEX, we are currently operating under this extension and anticipate that we will bid on one or more new contracts covering these activities during the first half of 2014. Based on our prior course of business with PEMEX, we anticipate that we will be awarded new contracts or be able to extend some or a majority of our activities under the extended contract on the same or similar terms, or to provide similar services under other of our contracts with PEMEX.  However, there are no assurances that our future activity levels with PEMEX will approach the levels achieved in the first quarter of 2013 or that we will retain all of our current business with PEMEX. Recently the Mexican government implemented an energy industry reform that is designed to allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain.

Investing Activities

Capital expenditures during the year ended December 31, 2013, increased by $3.6 million to $24.6 million compared to $21.0 million for 2012, primarily due to an increase in the number of compressor packages manufactured or upgraded during the period. During the fourth quarter of 2013, we purchased eighteen SuperJackTM compressor packages for approximately $3.6 million and subsequently deployed them in gas lift application markets. Also included within this amount of current year period capital expenditures are maintenance capital expenditures of $1.0 million. The increase in the number of compressor packages fabricated was primarily due to the increasing demand in the U.S. and Argentina. Compressor packages were also upgraded during the current year to facilitate the use of such packages in U.S. unconventional compression service applications such as vapor recovery. Our expansion capital programs in 2014 are focused on increasing our fleet to meet customer needs, and we currently plan to expend up to approximately $34 million on capital expenditures during 2014 including approximately $0.6 million of estimated maintenance capital expenditures.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined in our Partnership Agreement, to our unitholders of record on the applicable record date and to our General Partner. For the year ended December 31, 2013, we distributed approximately $27.0 million to our unitholders and General Partner. On January 17, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2013, of $0.4375 per unit, which represents an increase of $0.0075 per unit compared to the previous quarterly distribution. This distribution equates to a distribution of $1.75 per outstanding unit, or approximately $27.2 million, on an annualized basis. This cash distribution was paid on February 14, 2014, to all unitholders of record as of the close of business on January 31, 2014.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity.

Bank Credit Facilities. On June 24, 2011, we entered into a credit agreement with JPMorgan Chase Bank, N.A., which was amended on December 4, 2012 and May 14, 2013 (as amended, the Previous Credit Agreement), with a maximum credit commitment of $40.0 million. The maturity date of the Credit Agreement was June 24, 2015. Borrowings under the Credit Agreement bore interest at a rate equal to three month British Bankers Association LIBOR (adjusted to reflect any required bank reserves) plus a margin of 2.25% per annum.

On October 15, 2013, we entered into a new asset-based revolving credit agreement with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the Partnership Credit Agreement). Under the Partnership Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Partnership Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Partnership Credit Agreement includes a maximum credit commitment of $100.0 million that is available for letters of credit (with a sublimit of $20.0 million) and includes an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the Partnership Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent. As of March 11, 2014, we had a balance outstanding under the Partnership Credit Agreement of $30.0 million and had availability under the Partnership Credit Agreement of $36.8 million, based upon a $67.4 million borrowing base and the $30.0 million outstanding balance.
The Partnership Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential acquisitions. So long as we are not in default, the Partnership Credit Agreement can also be used to fund our quarterly distributions at the option of the board of directors of our general partner (provided, that after giving effect to such distributions, we will be in compliance with the financial covenants). The initial borrowings under the New Credit Agreement of $24.5 million were used to repay in full all amounts outstanding under the previous Credit Agreement dated June 24, 2011. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Partnership Credit Agreement is October 15, 2017. Borrowings under the Partnership Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as selected by us) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on outstanding principal under the New Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder of 0.375% per annum, paid quarterly in arrears. We are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
The Partnership Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 4.0 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four-quarters basis. In addition, the Partnership Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. We are in compliance with all of our covenants contained in the Partnership Credit Agreement as of December 31, 2013. The Partnership Credit Agreement provides that we can make distributions to holders of our common and subordinated units, so long as there is no event of default under the facility.

All obligations under the Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets (excluding real property) and the assets of our existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).
During 2013, we borrowed $19.9 million under our revolving credit facilities primarily to fund the expansion and upgrade of our compressor package fleet.
Off Balance Sheet Arrangements

As of December 31, 2013, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

Contractual Obligations

The table below summarizes our contractual cash obligations as of December 31, 2013:

	Payments Due
	Total	2014	2015	2016	2017	2018	Thereafter
	(In Thousands)
Long-term debt	$29,959	$—	$—	$—	$29,959	$—	$—
Interest on debt	2,941	768	768	768	637	—	—
Operating leases	350	174	76	18	17	17	48
Total contractual cash obligations	$33,250	$942	$844	$786	$30,613	$17	$48

Recently Issued Accounting Pronouncements

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), with the stated objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2012. The adoption of these ASUs regarding comprehensive income has not had a significant impact on the accounting or disclosures in our financial statements.

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

Interest Rate Risk

During 2012 and 2013, we borrowed approximately $30.0 million to fund ongoing capital expenditures related to the expansion of our U.S. fleet including the purchase of SuperJackTM compressor packages. These borrowings were made under our revolving credit facilities, bear interest at an agreed-upon percentage rate spread above LIBOR, and are therefore subject to market risk exposure related to changes in applicable interest rates.

The following table sets forth as of December 31, 2013, our principal cash flows for our long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rate by their expected maturity dates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair Market Value
	2014	2015	2016	2017	2018	Thereafter	Total
As of December 31, 2013
Long-term debt:
U.S. dollar variable rate	$—	$—	$—	$29,959	$—	$—	$29,959	$29,959
Weighted average interest rate	—	—	—	2.5625%	—	—	2.5625%	2.5625%
Variable to fixed swaps	—	—	—	—	—	—	—	—
Fixed pay rate	—	—	—	—	—	—	—	—
Variable receive rate	—	—	—	—	—	—	—	—

Exchange Rate Risk

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in Mexican pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate by 2.0% would have changed our net income by approximately $56,000 for the year ended December 31, 2013.

In October 2013, we began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2013, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Value Date
	(In Thousands)
Forward sale Mexican pesos	$10,332	13.01	January 17, 2014

Under this program, we may enter into similar derivative contracts from time to time. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they will not be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of this derivative instrument during a period will be included in the determination of earnings for that period.

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty. The fair value of our foreign currency derivative instruments as of December 31, 2013, is as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at December 31, 2013
		(In Thousands)
Forward sale contracts	Current assets	$32
Total		$32

Based on the derivative contracts that were in place as of December 31, 2013, a 5% devaluation of the Mexican peso compared to the U.S. dollar would result in an increase in the market value of our forward sale contract of $0.3 million.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2013, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on that evaluation under the framework in Internal Control – Integrated Framework issued by the COSO, our general partner’s management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ending December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Corporate Governance and Director Independence

Our general partner, Compressco Partners GP Inc., is an indirect, wholly owned subsidiary of TETRA Technologies, Inc. (“TETRA”) and has sole responsibility for conducting our business and managing our operations. The members of our general partner’s board of directors (our “Board”) oversee our operations. Unitholders are not entitled to elect the members of our Board or directly or indirectly participate in our management or operation. All of the members of our Board are appointed by Compressco, Inc., a wholly owned subsidiary of TETRA, and we do not hold annual unitholder meetings for the election of our Board. References in this Part III to the “Board,” “directors,” "executive officers," or “officers” refer to the Board, directors, executive officers, and officers of our general partner, unless otherwise indicated.

Our Board has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the functioning of the Board and its committees. The Corporate Governance Guidelines and the charters of the Audit Committee and Conflicts Committee are available in the Corporate Governance section of the Investor Relations area of our website at www.compressco.com. In addition, our Board and our general partner have adopted a Code of Conduct and a Financial Code of Ethics, copies of which are also available in the Corporate Governance section of the Investor Relations area of our website at www.compressco.com. We will post on our website all waivers to or amendments of our Code of Conduct and Financial Code of Ethics that are required to be disclosed by applicable law or the listing requirements of the NASDAQ. We will provide to our unitholders, without charge, printed copies of the foregoing materials upon written request to Investor Relations, Compressco Partners, L.P., 101 Park Avenue, Suite 1200, Oklahoma City, Oklahoma, 73102.

The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board currently consists of six directors, three of whom, D. Frank Harrison, James R. Larson, and William D. Sullivan, are independent as defined under the listing standards of the NASDAQ.

Directors and Executive Officers

Our Board’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been appointed. Our executive officers serve at the discretion of our Board. There are no family relationships among any of our directors or executive officers. The following table shows information regarding our current directors and executive officers. Directors are appointed for one-year terms.

Name	Age	Position with Compressco Partners GP
Geoffrey M. Hertel	69	Chairman of the Board of Directors
Stuart M. Brightman	57	Director
D. Frank Harrison	66	Independent Director
James R. Larson	64	Independent Director
William D. Sullivan	57	Independent Director
Ronald J. Foster	57	President and Director
James P. Rounsavall	49	Chief Financial Officer, Treasurer and Secretary
Kevin W. Book	39	Vice President of International Operations
Mark L. Corlee	63	Vice President of Field Services
Sheri J. Vanhooser	54	Vice President of Sales and Business Development

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

Geoffrey M. Hertel has served as Chairman of the Board of our general partner since October 31, 2008. Mr. Hertel has also served as a member of TETRA’s board of directors since 1984. Mr. Hertel previously served as TETRA’s president from May 2000 through May 2009, and as its chief executive officer from May 2001 through May 2009. From May 2009 through his retirement in January 2012, Mr. Hertel remained employed by TETRA, assisting in strategic planning. From January 2000 to May 2001 Mr. Hertel served as TETRA’s chief operating officer, and from January 1994 to 2000, as its executive vice president – finance and administration. Mr. Hertel joined TETRA in March 1993 as senior vice president – finance and administration, and from 1981 to 1984, he was associated with TETRA as a nonvoting director and a special consultant to the board. He has served as president and a director of Fairway Petroleum, Inc., a private oil and gas company, since 1980, and as a director of Life-Tech, Inc., a private manufacturer of medical devices, since 1991. From 1972 to 1984, Mr. Hertel held various positions with Rotan Mosle, Inc., an investment banking firm, including senior vice president – corporate finance. Mr. Hertel received his B.A. degree in Finance and his Master of Business Administration degree from Michigan State University.

Mr. Hertel’s long-term involvement with us as a former chief executive officer of TETRA and as chairman of our Board contributes an in-depth knowledge of our operations and a sense of strategic continuity to our Board. Mr. Hertel has considerable experience in corporate finance and strategic planning, as well as with the oil and gas services industry and the oil and gas exploration and production industry.

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

Mr. Brightman has more than thirty years of experience in manufacturing and services businesses related to the oil and gas industry. He has experience in corporate finance and in the management of capital intensive operations. Mr. Brightman’s service as TETRA’s president and chief executive officer also provides our Board with an in-depth source of knowledge regarding our operations, our executive management team, and the effectiveness of our compensation programs.

D. Frank Harrison has served as an independent director of our general partner and as Chairman of the Conflicts Committee of our general partner’s Board and a member of the Audit Committee of our general partner’s Board since April 2012. Mr. Harrison is an owner and the managing partner of Eufaula Energy, LLC, a privately held company that invests in oil and gas interests. Mr. Harrison served as chairman of the board of directors (since 2007) and as chief executive officer and a director (since 2005) of Bronco Drilling Company, Inc. until the acquisition of Bronco by Chesapeake Energy in June 2011. Bronco was a publicly traded company that provided contract drilling and well services. From 2002 to 2005, Mr. Harrison served as an agent for the purchase of oil and gas properties for entities controlled by Wexford Capital LLC. From 1999 to 2002, Mr. Harrison served as president of Harding and Shelton, Inc., a privately held oil and natural gas exploration, drilling and development firm.  Mr. Harrison currently serves on the board of directors of the Oklahoma Independent Petroleum Association. He received his Bachelor of Science degree in Sociology from Oklahoma State University.

Mr. Harrison has significant management experience in the exploration and production of oil and gas in the U.S. Mr. Harrison also has substantial experience in serving on the board of a publicly held corporation operating in the oil and gas industry, which provides cross board experience and perspective.

James R. Larson has served as an independent director of our general partner and as Chairman of the Audit Committee of our general partner’s Board since July 2011. Mr. Larson has served as a member of the Conflicts Committee of our general partner’s Board since April 2012. Since January 1, 2006, Mr. Larson has been retired.

From September 2005 until January 1, 2006, Mr. Larson served as senior vice president of Anadarko Petroleum Corporation. From December 2003 to September 2005, Mr. Larson served as senior vice president, finance and chief financial officer of Anadarko. From 2002 to 2003, Mr. Larson served as senior vice president, finance of Anadarko where he oversaw treasury, investor relations, internal audits and acquisitions and divestitures. From 1995 to 2002, Mr. Larson served as vice president and controller of Anadarko where he was responsible for accounting, financial reporting, budgeting, forecasting, and tax. Prior to that, he held various tax and financial positions within Anadarko after joining the company in 1981. Mr. Larson is a current member of the American Institute of Certified Public Accountants, Financial Executives International, and the Tax Executives Institute. Mr. Larson also serves on the Board of EV Management, LLC, general partner of EV Energy GP, L.P., which is the general partner of EV Energy Partners, L.P., a Houston-based publicly traded limited partnership engaged in acquiring, producing, and developing oil and gas properties. He received his BBA degree in business from the University of Iowa.

Mr. Larson has significant management experience in the exploration and production of oil and gas on an international as well as domestic level. Mr. Larson also has substantial experience in corporate finance matters and in serving on the board of a publicly traded limited partnership operating in the oil and gas industry.

William D. Sullivan is an independent director of our general partner and has served as a member of the Audit Committee of our general partner’s Board since July 2011. Mr. Sullivan has served as a member of TETRA’s board of directors since August 2007. Mr. Sullivan currently serves on TETRA’s nominating and corporate governance and management and compensation committees. Mr. Sullivan is the non-executive chairman of the board of directors of SM Energy Company, a publicly traded exploration and production company. Mr. Sullivan is also a director and serves on the audit, nominating and corporate governance and conflicts, and compensation committees of Legacy Reserves GP, LLC, the general partner of Legacy Reserves, LP, a publicly traded limited partnership holding oil and gas producing assets. Mr. Sullivan is a director and serves on the conflicts and audit committees of Targa Resources Partners GP, LLC, the general partner of Targa Resources Partners LP, a publicly traded limited partnership focused on mid-stream gas gathering, processing, liquids fractionation, and transportation. From 1981 through August 2003, Mr. Sullivan was employed in various capacities by Anadarko Petroleum Corporation, most recently as executive vice president, exploration and production. Mr. Sullivan has been retired since August 2004. Mr. Sullivan received his B.S. degree in Mechanical Engineering from Texas A&M University.

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

Ronald J. Foster has served as President and a director of our general partner since October 31, 2008. Mr. Foster served as President and a director of Compressco, Inc. from October 1, 2008 until October 1, 2012. From August 2002 to September 2008, Mr. Foster served as Senior Vice President of Sales and Marketing of Compressco, Inc. Mr. Foster has over 30 years of energy-related work experience that includes positions with Wood Group, Halliburton and Dresser. He is an active member of several regional industry trade organizations, including the American Petroleum Institute (API), the Society of Petroleum Engineers (SPE) and the Oklahoma Independent Petroleum Association (OIPA). Mr. Foster attended Oklahoma State University, earning a B.S. degree in Economics.

Mr. Foster’s long-term involvement with us, first in sales and marketing and currently as our President, provides our Board with an in-depth source of knowledge regarding our customers, our operations, and the markets and geographies in which we operate.

James P. Rounsavall has served as Chief Financial Officer of our general partner since April 2012. Mr. Rounsavall served as Chief Financial Officer of Compressco, Inc. from April 2012 until October 1, 2012. From July 2011 through April 2012, Mr. Rounsavall served as Controller of our general partner and Controller of Compressco, Inc. From June 2008 until July 2011, Mr. Rounsavall served as the controller and in various other roles for Mustang Engineering, a global provider of engineering and construction services supporting the oilfield, chemical, process, and industrial industries. From March 2008 until June 2008, Mr. Rounsavall provided consulting services. From March 2006 until March 2008, Mr. Rounsavall served as regional controller, and later as regional vice president of finance of Worley Parsons Corporation, a global provider of engineering and professional services. From 1998 until

2006, Mr. Rounsavall served in various roles with Halliburton Company, ultimately serving as controller, U.S. Western area. Prior to that Mr. Rounsavall was with Weatherford Enterra and Ernst & Young. Mr. Rounsavall received a Bachelor of Accountancy from the University of Houston and a Bachelor of Science in Business Administration from the University of Arkansas. Mr. Rounsavall is a Certified Public Accountant.

Kevin W. Book has served as Vice President of International Operations of our general partner since October 31, 2008 and also served as Vice President – International Operations of Compressco, Inc. from May 2008 until October 1, 2012. Mr. Book joined Compressco, Inc. in 2001 and served a significant role in establishing and growing Compressco Canada, Inc., from its inception to its current level of activity. In May 2008 Mr. Book was promoted to Vice President – International Operations of Compressco, Inc. from Vice President – Canada. Mr. Book has over eleven years of experience in the oil and gas industry. Mr. Book holds a B.S. degree in Petroleum Engineering with Special Distinction from the University of Oklahoma, and a B.S. degree in Mathematics with Distinction from the University of Alberta.

Mark L. Corlee has served as Vice President of Field Services of our general partner since January 12, 2014. Mr. Corlee joined Compressco Partners in July 2013 as head of field services. Mr. Corlee served in senior management level positions with UE Powertrain from October 2004 until April 2012, including as director of business development from October 2004 through March 2008, as vice president from March 2008 through June 2009, and as president from June 2009 through April 2012. Mr. Corlee has over 30 years of experience in service, sales, manufacturing, and design of rotating equipment for the oil and gas industry. Mr. Corlee received a BBA degree from Southwestern Oklahoma State University.

Sheri J. Vanhooser has served as Vice President of Sales and Business Development of our general partner since October 15, 2010 and, prior to that time, as Vice President of Marketing Development of our general partner since October 31, 2008. Ms. Vanhooser also served as Vice President of Marketing and Business Development for Compressco (from July 2008 until October 2012). From July 2007 through July 2008, Ms. Vanhooser served as a Senior Marketing Analyst for Compressco. From January 2007 to July 2007, Ms. Vanhooser operated her own consulting company, Superior Energy Solutions, where she provided consulting services to various companies in the natural gas industry. From 1993 to January 2007, Ms. Vanhooser served as President of DRV Energy, an EPA small volume manufacturer/converter of vehicles to natural gas and propane. Ms. Vanhooser has over 16 years of experience in marketing and the natural gas industry. Ms. Vanhooser received her B.S. degree in Biology/General Physical Science from Oklahoma Christian University.

Board Meetings and Committees

During 2013, the Board held seven meetings. The standing committees of the Board during 2013 consisted of an Audit Committee and a Conflicts Committee that was formed in April 2012. During 2013, the Audit Committee held four meetings, and the Conflicts Committee did not meet separately.

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

As required by NASDAQ and SEC rules regarding audit committees, the Board has reviewed the qualifications of the Audit Committee and has determined that no current committee member has a relationship with us that might interfere with the exercise of his independence from us or our affiliates. Included within such determination, the Board has determined that Messrs. Larson, Harrison, and Sullivan are independent as defined in Section 10A of the Exchange Act and the listing standards of the NASDAQ. In addition, the Board has determined that Mr. Larson, the Chairman of the Audit Committee, is an audit committee financial expert within the definition established by the SEC.

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

As required by the First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P. (the Partnership Agreement), the Board has reviewed the independence of Messrs. Harrison and Larson and has determined that each of them meets the independence standards established thereunder as required for service on the Conflicts Committee. Included within such determination, the Board has also determined that each of Messrs. Harrison and Larson is independent as defined in Section 10A of the Exchange Act and the listing standards of the NASDAQ.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common units to file initial reports of ownership and reports of changes in ownership of common units (Forms 3, 4 and 5) with the SEC and the NASDAQ. Executive officers, directors, and greater than 10% holders are required by SEC regulations to furnish us with copies of all such forms they file.

To our knowledge, and based solely on our review of the copies of such reports and written representations provided to us by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% holders were complied with in a timely manner.
Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our general partner is an indirect, wholly owned subsidiary of TETRA and has sole responsibility for conducting our business and managing our operations. All of our executive officers and other personnel necessary for the operation of our business are employed or compensated by our general partner, our subsidiaries, or TETRA and its subsidiaries. We may refer to such individuals as “our employees” in this Compensation Discussion and Analysis.

This Compensation Discussion and Analysis (“CD&A”) is designed to provide an understanding of our compensation philosophy and objectives and insight into the process by which our specific compensation practices are established. Historically, including the year ended December 31, 2013, the Management and Compensation Committee of TETRA’s Board of Directors (the “Management and Compensation Committee”), has been responsible for the oversight of compensation programs that apply to a broad-base of our employees, and for specific compensation decisions that relate to the President and other officers of our general partner named in the Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”) and other employees of our general partner or TETRA designated as our senior officers (together with our NEOs, “Senior Management”). We have not formed, and do not intend to form, a compensation committee, and for the immediate future the Board intends to continue to delegate oversight of certain aspects of our compensation programs to the Management and Compensation Committee. Our general partner’s executive officers serve at the discretion of the Board.

Our relationship with our general partner and TETRA relating to the personnel necessary to operate our business is governed by the Omnibus Agreement dated June 20, 2011 among us, our general partner and TETRA (the “Omnibus Agreement”). Under the terms of the Omnibus Agreement, we reimburse our general partner and TETRA for all expenses incurred on our behalf, including the compensation of employees of our general partner and TETRA who perform services on our behalf. The compensation expense allocated to us in 2013 with respect to each of our NEOs was 100% of their total compensation, since each of our NEOs devote virtually all of their business time to our operations. Accordingly, the compensation disclosed herein for our NEOs reflects all of the compensation expense that is payable by us under the Omnibus Agreement with regard to such individuals. Please read the section titled “Certain Relationships and Related Party Transactions,” below for additional information regarding our reimbursement of expenses.

Executive Summary

We are a provider of compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications and, in certain circumstances, well monitoring and sand separation services. We provide our services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. We have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Europe, and the Asia-Pacific region.

As a result of our relationship with TETRA, the compensation of our NEOs is structured in a manner similar to TETRA’s compensation of its executive officers. In addition, the compensation policies and practices of our general partner are similar to those of TETRA. Our 2013 financial performance and operations were impacted by decreased activity levels in Mexico, compared to the prior year, and increased demand for compression services in the U.S., Argentina and Canada. This increased demand, which more than offset decreased activity levels in Mexico, combined with the continuing positive impact of cost reduction efforts implemented in 2012 and maintained throughout 2013, resulted in increased profitability compared to 2012.The Management and Compensation Committee gave significant weight to this improved profitability in its consideration of our executive compensation.

The following are some of the key actions and decisions with respect to our executive compensation program for 2013 that were made by the Board and the Management and Compensation Committee, as well as the ongoing compensation practices that we follow, which we believe contribute to good governance.

•
Grants of Long-Term Performance Phantom Unit Awards to Senior Management. Consistent with our philosophy of basing a significant portion of our Senior Managements' compensation on our financial performance, during 2013, our Board elected to increase the long-term portion of our Senior Managements' performance-based equity awards. During 2012, performance-based equity consisted of performance phantom units that vested based on a one-year performance period. Performance-based equity awards granted to our Senior Management in 2013 consisted 25% of performance phantom units that may be earned based on our attainment of a distributable cash flow per outstanding unit performance objective for the 2013 fiscal year, and 75% of performance phantom units that may be earned based on our attainment of a distributable cash flow per outstanding unit performance objective for the three-year period ending on December 31, 2015. In addition to these performance-based awards, during 2013, members of our Senior Management each received an award of phantom units that vest ratably over a period of three years based on continued employment over such three-year period.

•
Adoption of Procedures for Grants of Awards. In May 2012, our Board and the Management and Compensation Committee each adopted the Procedures for Grants of Awards under the Compressco Partners, L.P. Incentive Compensation Plans (the "Grant Procedures") to assist in the administration of our equity compensation plans. The Grant Procedures provide guidelines under which our Board and the Management and Compensation Committee may make annual and other awards to our eligible employees, non-employee directors, and consultants.

•
Insider Trading Policy. The Compressco Partners GP Inc. Insider Trading Policy provides guidelines with respect to transactions in our securities for the purpose of promoting compliance with applicable securities laws. All of our directors, officers, employees, and consultants are subject to the policy. The policy prohibits purchases of our common units on margin, short sales of common units, and the buying or selling of puts or calls on our common units.

2013 Target Compensation. The following pie charts show the target allocation of the base salary, annual performance incentive, and long-term performance incentive elements of our President's and other NEOs' compensation for fiscal year 2013:
* All Other Compensation includes the employer paid portion of life, health, and disability insurance benefits, matching contributions under our 401(k) Retirement Plan, cash payment of accrued distributions paid upon vesting of restricted unit awards that relate to our common units, and for Mr. Book and Ms. Vanhooser, an annual car allowance.

2013 Actual Compensation. For fiscal year 2013, actual cash compensation paid to our President, Mr. Foster, was $361,118, consisting of $286,000 in base salary,$71,605 as the earned portion of his 2013 annual performance award under TETRA's Cash Incentive Compensation Plan, and a discretionary non-plan bonus of $3,513. Mr. Foster was also granted two long-term awards of phantom units during 2013 with a combined grant date fair value of $300,022 (50% of which may be earned based on our attainment of a distributable cash flow per outstanding unit performance objective as of year-end 2015, and 50% of which vest ratably over a three-year period following the date of grant based on continued employment over such three-year period), and an award of annual performance phantom units with a target value of $50,010, approximately 12.5% of which (or $6,267) was earned based on the level of our attainment of the distributable cash flow per outstanding unit performance objective attained for fiscal year 2013. In addition, Mr. Foster received $30,451 of other compensation during 2013.

The following pie charts show the allocation of the elements of Mr. Foster's actual compensation and the allocation of the elements of our other NEOs' average actual compensation for fiscal year 2013, as set forth in the Summary Compensation Table:
* All Other Compensation includes the employer paid portion of life, health, and disability insurance benefits, matching contributions under our 401(k) Retirement Plan, cash payment of accrued distributions paid upon vesting of restricted unit awards that relate to our common units, and for Mr. Book and Ms. Vanhooser, an annual car allowance.

Oversight of Executive Compensation Program

The Board has appointed the Management and Compensation Committee to discharge many of its responsibilities relating to the compensation of our executive officers. The Management and Compensation Committee is composed entirely of independent, non-management members of TETRA’s Board of Directors, and each member is compensated by fees and equity compensation from TETRA. With the exception of Mr. Sullivan, who is also a director of our general partner and receives compensation for his services to us in the form of cash director fees and equity compensation granted under the Compressco Partners, L.P. 2011 Long Term Incentive Plan, no Management and Compensation Committee member participates in any of our employee compensation programs. In its annual review process, TETRA’s Board of Directors has determined that none of the Management and Compensation Committee members have any material business relationships with us.

Similar to its responsibilities with regard to TETRA’s employees, the responsibilities of the Management and Compensation Committee with regard to our employees include the following:

•
establishing a compensation philosophy to support our overall business strategy and objectives and a compensation strategy to attract and retain executive talent, motivate executive officers to improve their performance and our financial performance, and otherwise implement the compensation philosophy;

•	annually reviewing and establishing annual and long-term performance goals and objectives for our Senior Management that are intended to implement our compensation philosophy and strategy;

•	annually evaluating the performance of our NEOs against established performance goals and objectives;

•
annually reviewing the compensation of our NEOs, including annual salary, performance-based cash incentive awards, and other cash incentive opportunities including long-term incentive opportunities against each NEOs' individual performance evaluation, and any other matter relating to the compensation of the NEOs which the Management and Compensation Committee considers appropriate;

•
reviewing at least annually all equity-based compensation plans and arrangements, including the amount of equity remaining available for issuance under those plans, and making recommendations to the Board regarding the need to amend existing plans or to adopt new plans for the purposes of implementing the Management and Compensation Committee’s goals regarding equity-based compensation;

•
reviewing at least annually all non-equity-based components of compensation paid to or available to the NEOs, which may include salary, cash incentives (both performance-based and otherwise), long-term incentive compensation, perquisites, and other personal benefits, to determine the appropriateness of each component in light of our compensation philosophy and strategy;

•	reviewing all employment, severance, change of control, or other compensation agreements or arrangements to be entered into or otherwise established with our NEOs;

•	reviewing and discussing with management our annual CD&A for inclusion in our annual proxy statement or Form 10-K;

•	reviewing matters relating to management succession, including compensation related issues; and

•	evaluating whether any compensation consultant retained by the Management and Compensation Committee has any conflict of interest in accordance with applicable regulatory requirements.

Overview of Compensation Philosophy and Objectives

In order to recruit and retain highly qualified and competent individuals as Senior Management, we strive to maintain a compensation program that is competitive in the labor markets in which we operate. Our guiding philosophy is to maintain an executive compensation program that will attract, retain, motivate, and reward highly qualified and talented individuals to enable us to perform better than our competitors. The following are our key objectives in setting the compensation programs for our Senior Management:

•	design competitive total compensation programs that enhance our ability to attract and retain knowledgeable and experienced Senior Management;

•	motivate our Senior Management to deliver outstanding financial performance and meet or exceed general and specific business, operational, and individual performance objectives;

•	establish salary and annual cash incentive compensation levels that reflect competitive market practices in relevant markets and are generally within the median range for the relevant peer group;

•	provide long-term incentive compensation opportunities that are consistent with our overall compensation philosophy;

•	provide a significant percentage of total compensation that is “at risk,” or “variable,” based on predetermined performance measures and objectives; and

•	ensure that a significant portion of the total compensation package is determined by equity value, thus assuring an alignment of Senior Management with our unitholders.

Implementation and Management of Compensation Programs

Role of the Management and Compensation Committee. Our Board has appointed the Management and Compensation Committee to discharge many of its responsibilities relating to the compensation of our executive officers. With regard to certain actions that must be taken directly by our Board, the Management and Compensation Committee provides recommendations to the Board that are consistent with our compensation philosophy, programs, and objectives, which are largely a reflection of TETRA’s compensation philosophy, programs, and objectives.

The Management and Compensation Committee has the authority to retain compensation consultants, outside counsel, or other advisors to assist the committee in the discharge of its duties. In any given year, the Management and Compensation Committee bases its decision on whether to retain a compensation consultant on factors including prevailing market conditions, regulatory changes governing executive compensation, and the quality of any other relevant data that may be available. If a compensation consultant is engaged with respect to our compensation programs, the Chairman of the Management and Compensation Committee maintains a direct line of communication with the consultant and arranges meetings with the consultant that may include other members of the committee and/or our President, TETRA’s CEO and certain members of TETRA’s senior management. Through this communication with the Chairman of the Management and Compensation Committee, the consultant reports to, and acts at the discretion of, the Management and Compensation Committee.

Role of Compensation Consultant. At various times since 2009, the Management and Compensation Committee has retained the services of Frost HR Consulting to provide analysis of TETRA's compensation programs and assist the committee in its consideration of prospective changes to those programs, including programs that apply to our NEOs and other Senior Management. Frost HR Consulting does not provide other services to us, to our general partner, or to TETRA, has procedures in place to prevent conflicts of interest, and does not have a business or personal relationship with any of the executive officers of our general partner, any of TETRA’s executive officers, or any member of the Management and Compensation Committee. The individual consultants involved in the engagement do not own our limited partner units, nor do they own TETRA’s common stock. The Management and Compensation Committee discussed these considerations and concluded that there were no conflicts of interest with respect to the consulting services provided by Frost HR Consulting.

In December 2012, the Management and Compensation Committee met to review and discuss our President’s year-end compensation report and to consider prospective changes to 2013 compensation for our NEOs. The Management and Compensation Committee had previously elected not to engage Frost HR Consulting during 2012 to provide a specific analysis of the compensation of our NEOs for the 2013 fiscal year. However, Mr. Foster, as an executive officer of TETRA, was included in the analysis performed by Frost HR Consulting in connection with the Management and Compensation Committee’s review of TETRA’s 2012 compensation programs.

Role of our President. Our President makes recommendations to the Management and Compensation Committee with regard to salary adjustments and the annual and long-term incentives to be provided to our Senior Management, excluding himself. Based upon his judgment and experience and in consultation with TETRA’s CEO, taking into consideration available industry-based compensation surveys and other compensation data and analysis, including data provided by the Management and Compensation Committee’s consultant, if one is retained for that year, our President annually reviews with the Management and Compensation Committee specific compensation recommendations for Senior Management. In preparation for these evaluations, our President prepares a year-end compensation report that includes industry-based compensation data, data generated by any compensation consultant engaged by the Management and Compensation Committee, and our President’s personal evaluation of the performance of each member of Senior Management. The President’s compensation report presents current and historical annual base salaries, annual incentive targets, annual incentives earned and the values of outstanding equity-based and other long-term compensation in a tally sheet format, to provide the

Management and Compensation Committee with a detailed picture of how the various components of total compensation paid or to be paid to each member of Senior Management, including himself, aggregate in the current year and over a multi-year period.

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

Timing of Compensation Decisions. Our President typically distributes his year-end compensation report to the Management and Compensation Committee, TETRA’s CEO, and our Board prior to TETRA’s December board and committee meetings. The Management and Compensation Committee reviews our President’s compensation report, information and recommendations provided by its compensation consultant, if any for that year, and such other information as it considers relevant, and typically approves prospective changes in compensation for employees over which it has decision-making authority that may be implemented during the following year at the discretion of our President. Also at its December meeting, the Management and Compensation Committee typically reviews a preliminary estimate of the aggregate amount of annual cash incentive compensation that may be awarded based on performance during the current year. Based upon audited full-year financial results, the actual aggregate amount of the annual cash incentive compensation to be paid is finalized and approved and the specific amounts to be paid to our Senior Management, including Mr. Foster, are reviewed and approved by the Management and Compensation Committee typically at a meeting in February of the following year.

Compensation Elements

We strongly believe that Senior Management should be compensated with a package that includes the following three elements: salary, performance-based cash incentive compensation, and equity incentive compensation. A significant portion of the total prospective compensation paid to each member of Senior Management should be tied to measurable financial and operational objectives. These objectives may include absolute performance and performance relative to a peer group. During periods when performance meets or exceeds established objectives, Senior Management should be paid at or above the levels targeted for such objectives. When objectives are not met, incentive award payments, if any, should be less than levels targeted for such objectives. The Management and Compensation Committee seeks to structure a balance between achieving strong short-term annual results and ensuring long-term viability and success. To reinforce the importance of this balance, we provide each member of Senior Management with both short-term and long-term incentives. Historically, short-term incentive opportunities for Senior Management have been in the form of annual cash incentives based on both objective performance criteria and subjective criteria. In 2012, our Senior Management’s short-term incentive opportunities were expanded to include equity awards, the value of which is determined by our attainment of an established financial performance objective at the end of the applicable performance period. While the mix of salary, annual cash incentives, and long-term incentives earned by Senior Management can vary from year to year depending on individual performance and on our overall performance, the Management and Compensation Committee believes that long-term incentives, the potential future value of which is heavily contingent on our long-term success, should constitute a significant portion of total compensation each year.

Salary. We believe that a competitive salary program is an important factor in our ability to attract and retain talented Senior Management employees. The Management and Compensation Committee typically reviews relevant compensation data and analysis provided by its compensation consultant, if one is retained for that year, or by management if no compensation consultant is engaged, to ensure that our salary program is competitive. In this respect, the Management and Compensation Committee uses the survey data and compensation offered by peer companies as a market check on the salaries and other elements of compensation it establishes. The

Management and Compensation Committee reviews the salaries of all members of our Senior Management at least annually. Base salaries may be adjusted for performance, which may be individual or company-wide performance, expansion of duties, and changes in market salary levels. In considering salary adjustments each year, the Management and Compensation Committee gives weight to the foregoing factors, with particular emphasis on corporate performance goals, our President’s analysis of each individual’s performance, and his specific compensation recommendations. However, the Management and Compensation Committee does not rely on formulas and considers all factors when considering salary adjustments.

In its December 2012 review of our NEO’s base salary levels, the Management and Compensation Committee considered our significantly improved operational and financial performance during 2012, our President’s evaluation of each individual’s contribution to this improvement, and with regard to our President, the committee considered the evaluation of our President’s performance provided by TETRA’s CEO. In considering prospective changes to base salary levels for 2013, the Management and Compensation Committee weighed each of these factors and approved 4% increases in base salary levels for Messrs. Foster and Book. For Mr. Rounsavall, whose base salary was increased in April 2012 in connection with his appointment to the position of Chief Financial Officer, the Management and Compensation Committee approved a 2% increase in base salary. For Ms. Vanhooser, the Management and Compensation Committee approved an 8% increase in connection with the expanded scope of our business development efforts. The following table sets forth the 2013 base salaries for our currently serving NEOs:

Name	Title	2013 Base Salary
Ronald J. Foster	President	$286,000
James P. Rounsavall	Chief Financial Officer, Treasurer and Secretary	198,900
Kevin W. Book	Vice President of International Operations	213,200
Sheri J. Vanhooser	Vice President of Sales and Business Development	160,000

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

Annual Performance-Based Cash Incentives. While the amount of each award paid to members of our Senior Management under TETRA’s Cash Incentive Compensation Plan is subject to the discretion of the Management and Compensation Committee, the plan provides for cash award opportunities, calculated as a percentage of base salary, based on financial and non-financial performance measures. For each annual incentive award opportunity, a threshold, target, and stretch performance objective is established for each applicable performance measure and the amount of the award payment that may be received is based on the level of achievement of such performance objectives, subject to the discretion of the Management and Compensation Committee. In addition, recipients of annual incentive awards have the opportunity to participate in an additional cash award pool that may be established under the Cash Incentive Compensation Plan for achievement in excess of designated stretch performance objectives.

As part of its December 2012 review of NEO compensation, the Management and Compensation Committee reviewed a preliminary estimate of the aggregate amount of annual cash incentive compensation to be awarded based on 2012 performance under TETRA’s Cash Incentive Compensation Plan, and discussed the overall effectiveness of the plan in furthering our compensation philosophy. In its consideration of changes for the 2013 plan year, the Management and Compensation Committee did not specifically benchmark Cash Incentive Compensation Plan award opportunities relative to any survey or peer group data. The committee elected not to increase the percentages of base salary that determine the threshold, target, and stretch amounts of annual cash incentive opportunities for our NEOs for the 2013 plan year from the percentages of base salary initially established in 2010.

Under the Cash Incentive Compensation Plan, financial and non-financial performance measures may be based on the performance criteria described in the plan or on such other measures as may be determined by the Management and Compensation Committee. Performance measures for 2013 annual incentive awards to our NEOs include: (i) our distributable cash flow; (ii) our profit before taxes; (iii) the net number of compressor units we placed into service during 2013; (iv) health, safety, and environmental metrics; and (v) personal objectives. The following table sets forth the 2013 annual incentive award opportunities established by the Management and Compensation Committee as a percentage of base salary for our President and other current NEOs under the Cash Incentive Compensation Plan:

	Threshold	Target	Stretch
Ronald J. Foster	9%	45%	72%
James P. Rounsavall	5%	25%	40%
Kevin W. Book	5%	25%	40%
Sheri J. Vanhooser	5%	25%	40%

For the 2013 plan year, the specific target performance objectives and the relative weight of each performance measure established by the Management and Compensation Committee for annual cash incentive awards were: (i) distributable cash flow of $36.5 million, weighted 35%; (ii) profit before taxes of $26.9 million, weighted 15%; (iii) a net number of compressor units placed into service of 340 units, weighted 20%; (iv) health, safety, and environmental metrics that represented, in most cases, a minimum 10% improvement versus prior year results, weighted 20%; and (v) personal objectives, weighted 10%.

Our financial and operation performance during 2013 was characterized by decreased activity levels in Mexico, compared to the prior year, and increased demand for compression services in the U.S., Argentina and Canada. Despite this increased demand, which more than offset decreased activity levels in Mexico, we did not reach the threshold level of performance required to earn payment under the net sets performance measure. Our financial results in 2013 continued to benefit from cost reduction efforts implemented in 2012 and maintained throughout 2013. Due in large part to this focus on controlling costs, our profit before taxes for 2013 was $19.8 million, or 73.6% of the target performance objective established by the Management and Compensation Committee, and our 2013 distributable cash flow was $32.5 million, or 89.0% of the target performance objective established by the Management and Compensation Committee. In addition, after reviewing our health, safety, and environmental performance as measured by eight separate performance objectives, the Management and Compensation Committee determined that we reached 82.5% of our target performance objectives for the 2013 plan year.

In its consideration of the level of achievement of the personal objectives component of our NEOs’ 2013 performance measures, the Management and Compensation Committee weighed each individual’s contribution to our annual performance and our longer-term strategic goals, and other subjective factors. Given our success in maintaining profitability despite decreased activity in Mexico, the committee approved payments ranging from 66.7% to 100% of the target personal objective award opportunities for our NEOs.

The following table sets forth the amounts earned by our NEOs for each performance measure established by the Management and Compensation Committee for the 2013 plan year:

	2013 Plan Year Performance Measures
	Profit Before Taxes	Distributable Cash Flow	Net Sets	Health, Safety & Environmental	Personal Objectives	Total Earned Award
Ronald J. Foster
% of objective attained	73.6%	89.0%	*	82.5%	85.0%
amount earned	$5,710	$31,789	$—	$23,166	$10,940	$71,605
James P. Rounsavall
% of objective attained	73.6%	89.0%	*	82.5%	66.7%
amount earned	$2,206	$12,282	$—	$8,951	$3,317	$26,756
Kevin W. Book
% of objective attained	73.6%	89.0%	*	82.5%	100.0%
amount earned	$2,365	$13,165	$—	$9,594	$5,330	$30,454
Sheri J. Vanhooser
% of objective attained	73.6%	89.0%	*	82.5%	75.0%
amount earned	$1,775	$9,880	$—	$7,200	$3,000	$21,855

*	Results were below the threshold level of performance and no amounts were earned.

Discretionary Non-Plan Bonuses. In addition to the annual cash incentive earned for 2013 performance under TETRA's Cash Incentive Compensation Plan , our Board of Directors approved the payment of discretionary non-plan bonuses of $3,513, $1,464, $1,171 and $1,171 to Messrs. Foster, Rounsavall and Book and to Ms. Vanhooser, respectively, in acknowledgment of achievement of actual 2013 distributable cash flow per outstanding unit slightly in excess of the estimated 2013 result used to determine payout of the one-year performance phantom unit awards granted in May 2013 under our equity incentive plan, discussed below.

Equity Incentive Awards. Equity incentives, historically awards of TETRA stock options and restricted stock, and currently awards of Compressco Partners restricted units, phantom units, and performance phantom units, comprise a significant portion of our NEOs’ total compensation package. The Management and Compensation Committee seeks to strike a balance between achieving short-term annual results and ensuring strong long-term success through its use of equity awards, which are geared toward longer-term performance as they generally, though not always, vest ratably over a three-year period, and their values are materially affected by market price appreciation of the underlying security.

In June 2011, our Board adopted the Compressco Partners, L.P. 2011 Long Term Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote our interests by enabling us to grant incentive compensation awards based on our units to employees, officers, consultants, and directors who provide services to us. The 2011 Plan is also intended to enhance our ability to attract and retain the services of individuals who are essential to our growth and profitability, and to encourage those individuals to devote their best efforts to advancing our business. The 2011 Plan seeks to achieve these purposes by providing for grants of restricted units, phantom units, unit awards, and other unit-based awards.

Our Board has appointed the Management and Compensation Committee to administer the 2011 Plan and grant awards under the plan as it relates to individuals who, with respect to the Partnership, are not subject to Section 16 of the Exchange Act and the rules and regulations promulgated thereunder. Our Board has retained the authority to grant awards to individuals who, with respect to the Partnership, are subject to Section 16 of the Exchange Act (“Section 16 Reporting Persons”), and to administer the 2011 Plan and awards thereunder as they relate to such individuals. Subject to the provisions of the 2011 Plan, the Management and Compensation Committee or our Board, as applicable, may (i) designate participants to whom awards may be granted; (ii) determine the type or types of awards to be made; (iii) determine the number of units covered by an award and the terms or conditions of an award, consistent with the terms of the 2011 Plan; (iv) determine whether, to what extent, and under what circumstances awards may be vested, settled, exercised, cancelled, or forfeited; (v) interpret and administer the 2011 Plan, and any instrument or agreement relating to an award made under the 2011 Plan; (vi) establish, amend, suspend, or waive any rules and regulations and appoint such agents as it deems appropriate for the proper administration of the 2011 Plan; (vii) make any other determination and take any other action that it deems necessary or advisable for the administration of the 2011 Plan; and (viii) correct any defect, supply any omission, or reconcile any inconsistency in the 2011 Plan or in any award under the plan.

Our Board and the Management and Compensation Committee have each adopted the Procedures for Grants of Awards Under the Compressco Partners, L.P. Incentive Compensation Plans (the “Grant Procedures”) to assist in the administration of our equity compensation plans. The Grant Procedures provide guidelines under which our Board and the Management and Compensation Committee may make annual and other awards to our eligible employees, non-employee directors, and consultants. With respect to the annual awards, it is presently contemplated that a grant of awards will be made to eligible employees and non-employee directors in May of each year. The Management and Compensation Committee will determine, after consultation with our Board and our President, the aggregate numbers of awards that will be made available in a particular broad-based grant each year. The Management and Compensation Committee will also determine for all participants other than Section 16 Reporting Persons and recommend to our Board for all Section 16 Reporting Persons, the vesting schedule(s), performance measures, and specific target performance objectives applicable to performance-based awards, forms of restrictions, and any other terms and conditions that may be applicable to awards, including terms and conditions applicable to any unit distribution rights or distribution equivalent rights that may be granted in tandem with an award of restricted units or phantom units. Our Board will review the recommended terms as they relate to Section 16 Reporting Persons and may adjust such terms. Following our Board’s consideration of the awards, our President will propose individual grants of particular types of awards totaling up to the aggregate numbers of such awards previously authorized by the Management and Compensation Committee. It is presently contemplated that such annual awards will have a grant date of May 27th. The Management and Compensation Committee and our Board, as applicable, will review and consider the individual grants proposed by our President and make any adjustments they consider appropriate. The Management and Compensation Committee will approve all final individual awards, except those awards proposed to be granted to Section 16 Reporting Persons, at a meeting of the committee or by unanimous consent in lieu of a meeting. The Management and Compensation Committee will recommend to our Board the approval of the proposed awards to Section 16 Reporting Persons. Our Board will review and consider the individual grants to Section 16 Reporting Persons recommended by the Management and Compensation Committee, make any adjustments it considers appropriate, and approve all final individual awards to Section 16 Reporting Persons at a meeting of the Board or by a unanimous consent in lieu of a meeting.
With respect to the contemplated annual awards to be made to non-employee directors, it is anticipated that such awards will consist of restricted units or phantom units, as our Board may determine. Each award to a non-employee director will have an aggregate market value as of the date of grant in an amount determined by our Board. The value of such annual equity award is currently set at $60,000. Such annual awards will be approved at a meeting of the Board or by a unanimous consent in lieu of a meeting, and it is presently contemplated that such annual awards will have a grant date of May 27th. Unless otherwise determined by the Board, one-third portions of such awards will become vested on the date of grant, and additional one-third portions of such awards will vest on January 4th and May 27th of the subsequent year.

Awards other than annual grants may be made in accordance with the Grant Procedures. The Management and Compensation Committee and the Board will consider refraining from making regularly scheduled and other awards if the committee, the Board, or our executive management are aware of any material, non-public information regarding us or our affiliates.
On May 27, 2013, the Management and Compensation Committee and our Board approved awards of phantom units to our Senior Management and a broad-base of our employees. Each phantom unit award was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award. The phantom units and tandem DERs will vest ratably over the three-year period following the date of grant. In addition, consistent with our philosophy of basing a significant portion of our Senior Management's compensation on performance, also on May 27, 2013, our Board granted two separate awards of performance phantom units with tandem DERs to members of our Senior Management. The first of the two performance-based awards (the "1-year performance phantom units") covered the performance period of January 1, 2013 through December 31, 2013, and under such award, up to 200% of the "Target" number of phantom units granted under the award could be earned based on our actual distributable cash flow (“DCF”) per outstanding unit for the performance period relative to the following performance objectives established by our Board:

DCF per Outstanding Unit for the Year Ending Dec. 31, 2013	Percentage of Phantom Units Earned
Less than $2.00	0%
$2.15	50%
$2.30 (Target)	100%
$2.45	150%
>$2.60 (Maximum)	200%

For DCF per outstanding unit amounts that fall between any of the performance objectives set forth above, straight line interpolation is used to determine the specific percentage of phantom units earned. On January 17, 2014, our Board estimated that our DCF per outstanding unit for the 2013 performance period was approximately $2.03 and accordingly determined that 12.5% of the 1-year performance phantom units had been earned.

The second of the two performance-based awards granted by our Board on May 27, 2013 (the "3-year performance phantom units"), covers the performance period of January 1, 2013 through December 31, 2015. Under such award, up to 200% of the "Target" number of phantom units granted may be earned based on our actual DCF per outstanding unit for the year ending December 31, 2015, relative to performance objectives established by our Board.

The following table sets forth the number of phantom units, 1-year performance phantom units, and 3-year performance phantom units awarded to our NEOs during 2013 and the aggregate grant date fair value of such awards as determined in accordance with FASB ASC Topic 718:

	Number of Phantom Units	Number of 1-year Performance Phantom Units	Number of 3-year Performance Phantom Units	Aggregate Grant Date Fair Value Of Unit Awards
Ronald J. Foster	7,397	2,466	7,397	$350,033
James P. Rounsavall	3,082	1,028	3,082	$145,854
Kevin W. Book	2,466	822	2,466	$116,691
Sheri J. Vanhooser	3,452	822	2,466	$136,687

While the Management and Compensation Committee does consider the general compensation practices of other companies in the oil and gas services industry in establishing equity incentive compensation opportunities, it does not specifically benchmark the value of equity awards relative to any survey, peer group, or other compensation data. The Management and Compensation Committee does, however, annually review the equity compensation practices of other companies in our industry in order to gain a general impression of the proportionate share of equity award value in the total compensation packages they offer.

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

Nonqualified Deferred Compensation Plan. Certain of our Senior Management, directors, and certain other key employees have the opportunity to participate in TETRA’s Executive Nonqualified Excess Plan, which is an unfunded, deferred compensation program. Under the program, participants may defer a specified portion of their annual total cash compensation, including salary and performance-based cash incentive, subject to certain established minimums. The amounts deferred increase or decrease depending on the deemed investment elections selected by the participant from among various hypothetical investment election options. Deferral contributions and earnings credited to such contributions are 100% vested and may be distributed in cash at a time selected by the participant and irrevocably designated on the participant’s deferral form. In-service distributions may not be withdrawn until two years following the participant’s initial enrollment. Notwithstanding the participant’s deferral election, the participant will receive distribution of his deferral account if the participant becomes disabled or dies, or upon a change in control. None of our NEOs participated in the Executive Nonqualified Excess Plan during 2013.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for the private use of country clubs, meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. Mr. Book and Ms. Vanhooser receive car allowances each year, as do all of our sales and field service personnel who are not using company-owned vehicles. Further, our NEOs do not receive allowances or reimbursements for hunting and fishing camp costs or home security expenses. During 2013, except for the car allowances for Mr. Book and Ms. Vanhooser, no NEO received an allowance for any of the above or a reimbursement for any expense incurred for non-business purposes.

Severance Plan and Termination Payments

With the exception of the Change of Control Agreement with Mr. Foster, as of the filing date of this Annual Report, we do not have a defined severance plan for, or any agreement with, any NEO that would require us to make any termination payments.

Employment Agreements

Our NEOs have entered into standard form employment agreements that are substantially identical to the form of agreement executed by all employees. Each of these employment agreements provide that the executives are employed on an “at will” basis, and for an indefinite period of time. Both we and the NEOs may terminate the agreement at any time. The agreements prohibit the NEOs from disclosing our or our affiliates’ confidential information during the employment relationship period or at any time following the employment period. The agreements do not provide for severance or change of control payments, nor do they establish the amounts of specific compensation elements such as salary or bonus.

Change of Control Agreements

On May 30, 2013, we entered into a change of control agreement (the “COC Agreement”) with Mr. Foster. The COC Agreement has an initial two-year term, with automatic one-year extensions on the second anniversary of the effective date and every anniversary date thereafter, unless a cancellation notice is given at least 90 days prior to the expiration of the then applicable term. Under the COC Agreement, we have an obligation to provide certain benefits to Mr. Foster upon a qualifying termination event that occurs in connection with or within two years following a “change of control” of Compressco or TETRA. A qualifying termination event under the COC Agreement includes the termination of Mr. Foster’s employment with us other than for Cause (as that term is defined in the COC Agreement) or termination by Mr. Foster for Good Reason (as that term is defined in the COC Agreement). For an overview of the specific terms and conditions of Mr. Foster's COC Agreement, please read the section titled "Potential Payments upon a Change of Control or Termination" in this Item 11, below.

Indemnification Agreements

We and each of our current directors and our NEOs have executed an indemnification agreement that provides that we will indemnify them to the fullest extent permitted by our First Amended and Restated Certificate of Limited Partnership, Bylaws, and applicable law. The indemnification agreement also provides that our directors and officers will be entitled to the advancement of fees as permitted by applicable law and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall be indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his or her services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as an officer or director, subject to the terms and conditions of that insurance. In addition, Messrs. Brightman, Foster, Hertel, and Sullivan, in their capacities as directors and/or executive officers of TETRA, have executed indemnification agreements with TETRA that are substantially similar to the indemnification agreements executed by each of them in connection with their services to us, and they benefit from the protection of similar insurance.

Changes for Fiscal Year 2014

In December 2013, the Management and Compensation Committee met to review and discuss our President’s year-end compensation report and to consider prospective changes to 2014 compensation for our NEOs. The Management and Compensation Committee elected not to engage a compensation consultant during 2013 to provide an analysis of our compensation program. However, Mr. Foster, as an executive officer of TETRA, was included in the analysis of industry-based compensation survey data compiled for the Management and Compensation Committee's December 2013 review and included in the TETRA's CEO's year-end compensation report.

Salary. As discussed under "Compensation Elements" above, in its December 2012 review of our NEOs' base salary levels, the Management and Compensation Committee approved 4% increases in base salary levels for Messrs. Foster and Book, a 2% increase in base salary for Mr. Rounsavall, and an 8% increase in base salary for Ms. Vanhooser. In April of 2013, TETRA's CEO implemented a 90-day deferral of 2014 annual base salary merit increases that would otherwise have been granted to a significant majority of TETRA's non-Senior Management employees. Following this decision, and with input from the Management and Compensation Committee, our President implemented a similar 90-day deferral of his own annual base salary merit increase and annual base salary merit increases for our other NEOs that otherwise would have been made effective prior to the end of January, 2014. In its December 2013 review of our Senior Management compensation, the Management and Compensation Committee considered our strong operational and financial performance during 2013, our President’s evaluation of each individual’s contribution to this performance, and with regard to our President, the committee considered the evaluation of our President’s performance provided by TETRA’s CEO. In considering prospective changes to base salary levels for 2014, the Management and Compensation Committee weighed each of these factors and approved increases in base salary of 4% for each of our NEOs, subject to the 90-day deferral discussed above. The following table sets forth the 2014 base salaries that are expected to be made effective in April 2014, for our NEOs:

Name	2014 Base Salary
Ronald J. Foster	$297,440
James P. Rounsavall	206,856
Kevin W. Book	221,728
Sheri J. Vanhooser	166,400

Cash Incentive Compensation Plan. As part of its December 2013 review of the compensation of our NEOs, the Management and Compensation Committee reviewed a preliminary estimate of the aggregate amount of annual cash incentive compensation to be awarded under TETRA’s Cash Incentive Compensation Plan based on 2013 performance, and discussed the overall effectiveness of the plan in furthering our compensation philosophy. In its consideration of changes for the 2014 plan year, the Management and Compensation Committee did not specifically benchmark Cash Incentive Compensation Plan award opportunities relative to any survey or other compensation data. The Management and Compensation Committee elected not to increase the percentages of base salary that determine the threshold, target, and stretch amounts of annual cash incentive opportunities for our NEOs for the 2014 plan year from the percentages of base salary initially established in 2010.

The following table sets forth the 2014 annual incentive award opportunities established by the Management and Compensation Committee as a percentage of base salary for our President and other NEOs under the Cash Incentive Compensation Plan:

	Threshold	Target	Stretch
Ronald J. Foster	9%	45%	72%
James P. Rounsavall	5%	25%	40%
Kevin W. Book	5%	25%	40%
Sheri J. Vanhooser	5%	25%	40%

Under TETRA's Cash Incentive Compensation Plan, financial and non-financial performance measures may be based on the performance criteria described in the plan or on such other measures as determined by the Management and Compensation Committee. One of the primary factors that contributed to our ability to maintain profitability in 2013 was the continued benefit of cost reduction efforts implemented in 2012 and maintained throughout 2013. To support our continued focus on these efforts, the Management and Compensation Committee elected to designate general and administrative cost reduction as an individual performance goal applicable to all participants in the Cash Incentive Compensation Plan for the 2014 fiscal year. In addition, the Management and Compensation Committee elected to decrease the weighting of the health, safety, and environmental performance measure from 20% in 2013 to 15% in 2014, and increase the weighting of the personal objectives performance measure to 15% from 10% in 2013, in order to bring the portion of our annual incentive that is based on safety metrics into closer alignment with annual bonuses provided by other companies within the oil and gas services industry. Performance measures for 2014 annual incentive awards to our NEOs include: (i) distributable cash flow; (ii) profit before taxes; (iii) the net number of compressor units placed into service during 2014; (iv) health, safety, and environmental metrics; and (v) personal objectives. The Management and Compensation Committee assigned relative weightings to each of our NEO's 2013 performance measures of 35% on distributable cash flow, 15% on profit before taxes, 20% on the net number of compressor units placed into service during 2014, 15% on health, safety, and environmental metrics, and 15% on personal objectives. For each of our NEOs and other members of Senior Management, the general and administrative cost reduction individual performance goal will comprise a minimum 25% of the weighted portion of each participant's personal objectives.

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
Stuart M. Brightman
Ronald J. Foster
D. Frank Harrison
James R. Larson
William D. Sullivan

Compensation of Executive Officers

Summary Compensation

The following table sets forth the compensation earned by (i) our President (“Principal Executive Officer”), (ii) our Chief Financial Officer (“Principal Financial Officer”), and (iii) each of our two most highly compensated executive officers (each a “Named Executive Officer”) for the fiscal year ended December 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Unit Awards(1)	Option Awards	Non-Equity Incentive Plan Comp.(2)	All Other Comp.(3)	Total
		($)	($)	($)	($)	($)	($)	($)
Ronald J. Foster	2013	$286,000	$3,513	$350,033	$—	$71,605	$30,451	$741,602
President	2012	275,000	—	175,293	—	146,273	18,208	614,774
	2011	250,000	6,146	548,168	—	53,854	13,119	871,287

James P. Rounsavall	2013	$198,600	$1,464	$145,854	$—	$26,756	$15,695	$388,369
CFO	2012	190,962	—	81,804	—	57,623	14,141	344,530

Kevin W. Book	2013	$212,569	$1,171	$116,691	$—	$30,454	$28,929	$389,814
VP of Int'l Operations	2012	204,658	—	81,804	—	60,578	25,310	372,350
	2011	200,550	3,748	180,200	—	24,001	24,245	432,744

Sheri J. Vanhooser	2013	$157,405	$1,171	$136,687	$—	$21,855	$23,326	$340,444
VP of Sales & Business	2012	148,500	—	81,804	—	43,882	21,033	295,219
Development	2011	135,000	—	180,200	—	19,831	17,894	352,925

(1)
The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2013, 2012, and 2011, as applicable, in accordance with FASB ASC Topic 718. The grant date fair value of performance phantom unit awards granted in 2013 and included in the total for 2013 is reported based on the probable outcome of the performance conditions on the grant date. The value of the 2013 performance phantom unit awards assuming achievement of the maximum performance level would have been: Mr. Foster, $400,042; Mr. Rounsavall, $166,702; Mr. Book, $133,360; and, Ms. Vanhooser, $133,360. Phantom unit awards and performance phantom unit awards granted under the Compressco Partners equity plan during 2013 relate to our common units and are valued at $20.28 per common unit in accordance with FASB ASC Topic 718.

(2)
The amounts included in the “Non-Equity Incentive Plan Compensation” column for 2013, 2012, and 2011 reflect the actual amount of the annual cash incentive earned for performance during that year and paid in March of the following year under TETRA’s Cash Incentive Compensation Plan.

(3)
The amounts reflected represent the employer paid portion of life, health, and disability insurance benefits, matching contributions under our 401(k) Retirement Plan, annual car allowances during 2013, 2012, and 2011, and accrued distributions paid during 2013 and 2012 upon vesting of restricted unit awards that relate to our common units.

Grants of Plan Based Awards

The following table discloses the actual number of phantom unit awards and performance phantom unit awards granted under the Compressco Partners, L.P. 2011 Long Term Incentive Plan during the fiscal year ended December 31, 2013 to each Named Executive Officer, including the grant date fair value of these awards, and the threshold, target, and maximum amounts of the annual non-equity (cash) incentive granted under TETRA’s Cash Incentive Compensation Plan during the fiscal year ended December 31, 2013 to each Named Executive Officer.

Grants of Plan Based Awards Table

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Units	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date		Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)	(#)	($)
Ronald J. Foster	2/26/2013		$25,740	$128,700	$257,400
	5/27/2013	(4)							7,397	$150,011
	5/27/2013	(5)				77	2,466	4,932		$50,010
	5/27/2013	(6)				231	7,397	14,794		$150,011
James P. Rounsavall	2/26/2013		$9,945	$49,725	$99,450
	5/27/2013	(4)							3,082	$62,503
	5/27/2013	(5)				32	1,028	2,056		$20,848
	5/27/2013	(6)				96	3,082	6,164		$62,503
Kevin W. Book	2/26/2013		$10,660	$53,300	$106,600
	5/27/2013	(4)							2,466	$50,010
	5/27/2013	(5)				26	822	1,644		$16,670
	5/27/2013	(6)				77	2,466	4,932		$50,010
Sheri J. Vanhooser	2/26/2013		$8,000	$40,000	$80,000
	5/27/2013	(4)							3,452	$70,007
	5/27/2013	(5)				26	822	1,644		$16,670
	5/27/2013	(6)				77	2,466	4,932		$50,010

(1)
The estimated possible payouts under non-equity incentive plan awards granted on February 26, 2013 are the threshold, target, and maximum amounts of the annual cash incentive granted for 2013 performance under TETRA’s Cash Incentive Compensation Plan. The actual amount of annual cash incentive earned for 2013 performance and paid in March 2014 for each of the NEOs was: Foster $71,605; Rounsavall $26,756; Book $30,454; and, Vanhooser $21,855.

(2)
The equity incentive plan awards granted on May 27, 2013 are the threshold, target, and maximum numbers of our common units that may be earned under performance phantom unit awards granted under the Compressco equity plan. "Threshold" is the lowest possible payout (3.125% of the award) and "maximum" is the highest possible payout (200% of the award).

(3)	The FASB ASC Topic 718 value of the phantom unit and performance phantom unit awards granted under the Compressco equity plan is $20.28 per unit. Performance phantom units are shown at target value.

(4)
Phantom unit awards granted under the Compressco Partners equity plan vest over a three-year period at a rate of one-third per year beginning on the first anniversary date of the award based on continued employment over such three-year period. Each phantom unit was granted in tandem with a distribution equivalent right (“DER”) that entitles the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(5)
Performance phantom unit awards granted on May 27, 2013 may be earned under the Compressco Partners equity plan based on the level of achievement of the distributable cash flow per outstanding unit performance objective for the one-year performance period of January 1, 2013 through December 31, 2013 (the specific performance objective applicable to this award is described in “Compensation Discussion and Analysis – Equity Incentive Awards”). A 12.5% portion of the award was settled on January 31, 2014 based on an estimated level of attainment of the performance objective for the one-year performance period. Each performance phantom unit was granted in tandem with a DER that entitles the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(6)
Performance phantom unit awards granted on May 27, 2013 may be earned under the Compressco Partners equity plan based on the level of achievement of the distributable cash flow per outstanding unit performance objective for the three-year performance period ending on December 31, 2015. Each performance phantom unit was granted in tandem with a DER that entitles the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding stock option awards previously awarded by TETRA and classified as exercisable as of December 31, 2013 for each Named Executive Officer. The table also discloses the number and value of unvested restricted unit awards and phantom unit awards granted under the Compressco Partners, L.P. 2011 Long Term Incentive Plan as of December 31, 2013.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards(1)				Unit Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Units that Have Not Vested		Market Value of Units that Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Units that Have Not Vested(3)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Units that Have Not Vested(3)
Name	Options Exercisable	Options Unexercisable
	(#)	(#)	($/Share)		(#)		($)	(#)		($)
Ronald J. Foster	8,334	—	$8.3000	7/15/2014
Ronald J. Foster	10,201	—	$9.2067	12/28/2014
Ronald J. Foster	4,000	—	$23.0550	4/12/2016
Ronald J. Foster	4,000	—	$28.0750	5/12/2016
Ronald J. Foster	8,000	—	$21.1000	5/20/2018
Ronald J. Foster	31,500	—	$4.1700	4/9/2019
Ronald J. Foster	14,500	—	$10.2000	5/20/2020
Ronald J. Foster					10,140	(4)	$204,220
Ronald J. Foster					5,281	(5)	$106,359
Ronald J. Foster					7,397	(6)	$148,976
Ronald J. Foster								7,397	(7)	$148,976
James P. Rounsavall					1,333	(4)	$26,847
James P. Rounsavall					2,465	(5)	$49,645
James P. Rounsavall					3,082	(6)	$62,071
James P. Rounsavall								3,082	(7)	$62,071
Kevin Book	10,500	—	$9.2667	12/9/2014
Kevin Book	2,000	—	$23.0550	4/12/2016
Kevin Book	2,000	—	$28.0750	5/12/2016
Kevin Book	5,000	—	$21.1000	5/20/2018
Kevin Book	6,000	—	$4.1700	4/9/2019
Kevin Book	3,250	—	$10.2000	5/20/2020
Kevin Book					3,333	(4)	$67,127
Kevin Book					2,465	(5)	$49,645
Kevin Book					2,466	(6)	$49,665
Kevin Book								2,466	(7)	$49,665
Sheri J. Vanhooser	5,000	—	$21.1000	5/20/2018
Sheri J. Vanhooser	6,000	—	$4.1700	4/9/2019
Sheri J. Vanhooser	3,175	—	$10.2000	5/20/2020
Sheri J. Vanhooser					3,333	(4)	$67,127
Sheri J. Vanhooser					2,465	(5)	$49,645
Sheri J. Vanhooser					3,452	(6)	$69,523
Sheri J. Vanhooser								2,466	(7)	$49,665

(1)
All outstanding option awards relate to TETRA’s common stock. Under the terms of TETRA’s equity plans, the option exercise price must be greater than or equal to 100% of the closing price of the common stock on the date of grant.

(2)
All outstanding unit awards relate to our common units. Market value is determined by multiplying the number of units that have not vested by $20.14, the closing price of our common units on December 31, 2013.

(3)
The number of units earned under these performance phantom unit awards will be determined based on actual level of achievement of an established performance objective as of December 31, 2015. The amounts shown in these columns assume achievement of the target performance objective. Market value is determined by multiplying the target number of unearned units that have not vested by $20.14, the closing price of our common units on December 31, 2013.

(4)	The restricted unit award vested 33.34% on January 4, 2012, 33.33% on January 4, 2013, and 33.33% on January 4, 2014.

(5)	The phantom unit award vested 33.34% on May 27, 2013, and will vest an additional 33.33% of the award on each of May 27, 2014 and 2015.

(6)	The phantom unit award will vest 33.34% on May 27, 2014, and will vest an additional 33.33% of the award on each of May 27, 2015 and 2016.

(7)
The performance phantom unit award for the performance period of January 1, 2013 through December 31, 2015 may be settled pursuant to the terms of the award in January 2016 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

Option Exercises and Stock Vested

The following table sets forth certain information regarding restricted unit awards and performance phantom unit awards under the Compressco Partners, L.P. 2011 Long Term Incentive Plan that became vested or were earned, and restricted stock awards under TETRA’s equity plans that became vested, for each of our Named Executive Officers during the fiscal year ended December 31, 2013.

Option Exercises and Stock Vested Table

	Option Awards		Stock or Unit Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares or Units Acquired on Vesting		Value Realized on Vesting
	(#)	($)	(#)		($)
Ronald J. Foster	—	$—	19,743	(1)	$226,864
James P. Rounsavall	—	$—	5,148		$60,224
Kevin Book	—	$—	7,468	(2)	$84,056
Sheri J. Vanhooser	—	$—	7,460	(3)	$84,001

(1)	For Mr. Foster, the number of shares or units vested includes 1,425 shares of TETRA's common stock.

(2)	For Mr. Book, the number of shares or units vested includes 320 shares of TETRA's common stock.

(3)	For Ms. Vanhooser, the number of shares or units vested includes 312 shares of TETRA's common stock.

Nonqualified Deferred Compensation

TETRA maintains the TETRA Technologies, Inc. Executive Nonqualified Excess Plan, an unfunded, nonqualified deferred compensation plan that allows participants to defer a portion of their base salaries and performance-based compensation. As of December 31, 2013, none of the Named Executive Officers had elected to participate in this plan.

Potential Payments upon a Change of Control or Termination

With the exception of the Change of Control Agreement with Mr. Foster, as of the filing date of this Annual Report, we do not have a defined severance plan for, or any agreement with, any Named Executive Officer that would require us to make any termination payments. We have previously entered into employment agreements with each Named Executive Officer that are substantially identical to the form of agreement executed by all of our employees. These agreements evidence the at-will nature of employment, and do not guarantee term of employment, salary, severance, or change of control payments. Under the Compressco Partners, L.P. 2011 Long Term Incentive Plan, our Board of Directors, in its sole discretion, may accelerate the vesting of restricted units, phantom units, and performance phantom units held by our Named Executive Officers upon termination of their employment. For purposes of the following disclosure, we have assumed that all outstanding unit awards would be accelerated if the Named Executive Officer's employment was terminated in connection with a change of control, or upon the death, disability, or retirement of such officer.

Change of Control Agreement with Mr. Foster. On May 30, 2013, we entered into a change of control agreement (the “COC Agreement”) with Mr. Foster. The COC Agreement has an initial two-year term, with an automatic one-year extension on the second anniversary of the effective date (or any anniversary date thereafter) unless a cancellation notice is given at least 90 days prior to the expiration of the then applicable term. Under the COC Agreement, we have an obligation to provide certain benefits to Mr. Foster upon a qualifying termination event that occurs in connection with or within two years following a “change of control” of Compressco or TETRA. A qualifying termination event under the COC Agreement includes the termination of Mr. Foster’s employment with us other than for Cause (as that term is defined in the COC Agreement) or termination by Mr. Foster for Good Reason (as that term is defined in the COC Agreement).

Under the COC Agreement, if a qualifying termination event occurs in connection with or within two years following a change of control, we have an obligation to pay Mr. Foster the following cash severance amounts: (i)(A) an amount equal to Mr. Foster’s earned but unpaid Annual Bonus (as that term is defined in the COC Agreement) attributable to the immediately preceding calendar year and earned but unpaid Long Term Bonus (as that term is defined in the COC Agreement) attributable to the performance period ended as of the end of the immediately preceding calendar year to the extent such amounts would have been paid to Mr. Foster had he remained employed by us, and in each case only to the extent the performance goals for each such bonus were achieved for the respective performance period, plus (B) Mr. Foster’s prorated target Annual Bonus for the current year, plus (C) an amount equal to Mr. Foster’s target Long Term Bonus for each outstanding award; plus (ii) the product of 2 times the sum of Mr. Foster’s Base Salary and target Annual Bonus amount for the year in which the qualifying termination event occurs; plus (iii) an amount equal to the aggregate premiums and any administrative fees applicable to Mr. Foster due to an election of continuation of coverage that he would be required to pay if he elected to continue medical and dental benefits under the group health plan for Mr. Foster and his eligible dependents without subsidy from us for a period of two years following the date of Mr. Foster’s qualifying termination of employment. The COC Agreement also provides for full acceleration of any outstanding restricted unit awards, phantom unit awards, and other unit-based awards upon Mr. Foster’s qualifying termination of employment to the extent permitted under the applicable plan. All payments and benefits due under the COC Agreement are conditioned upon the execution and nonrevocation by Mr. Foster of a release for our benefit. All payments under the COC Agreement are subject to reduction as may be necessary to avoid exceeding the amount allowed under Section 280G of the Internal Revenue Code of 1986, as amended.

The COC Agreement also contains certain confidentiality provisions and other restrictions applicable to Mr. Foster. In addition to restrictions upon improper disclosure and use of Confidential Information (as defined in the COC Agreement), Mr. Foster agrees that for a period of two years following a termination of employment for any reason, he will not solicit our employees or otherwise engage in a competitive business with us as more specifically set forth in the COC Agreement. Such obligations are only applicable to Mr. Foster if he receives the severance benefits described above.

The following table quantifies the potential payments to Named Executive Officers who were employed by us as of December 31, 2013, under the contracts, agreements, or plans discussed above in various scenarios involving a change of control or termination of employment, assuming a December 31, 2013 termination date. In addition to the amounts reflected in the table, the Named Executive Officers would receive upon termination any salary earned through December 31, 2013, and any benefits they would otherwise be entitled to under TETRA's 401(k) Plan.

Name	Cash Severance Payment		Bonus Payment		Accelerated Vesting of Unit Awards(3)	Continuation of Health Benefits	Total
Ronald J. Foster
Death/disability	$—		$—		$608,530	$—	$608,530
Retirement	—		—		608,530	—	608,530
Termination for cause	—		—		—	—	—
No cause or voluntary termination	—		—		—	—	—
Termination upon a change of control	829,400	(1)	82,160	(2)	608,530	31,930	1,552,020

James P. Rounsavall
Death/disability	$—		$—		$200,635	$—	$200,635
Retirement	—		—		200,635	—	200,635
Termination for cause	—		—		—	—	—
No cause or voluntary termination	—		—		—	—	—
Termination upon a change of control	—		—		200,635	—	200,635

Kevin Book
Death/disability	$—		$—		$216,102	$—	$216,102
Retirement	—		—		216,102	—	216,102
Termination for cause	—		—		—	—	—
No cause or voluntary termination	—		—		—	—	—
Termination upon a change of control	—		—		216,102	—	216,102

Sheri J. Vanhooser
Death/disability	$—		$—		$235,960	$—	$235,960
Retirement	—		—		235,960	—	235,960
Termination for cause	—		—		—	—	—
No cause or voluntary termination	—		—		—	—	—
Termination upon a change of control	—		—		235,960	—	235,960

(1)	Represents a multiple of base salary plus target annual cash bonus, as provided under the terms of his COC Agreement.

(2)
Includes earned annual cash incentive for the 2013 performance period, his 2013 discretionary cash bonus, and the value of phantom performance units earned for the one-year performance period ended December 31, 2013, all of which would have been unpaid as of December 31, 2013.

(3)
Our 2011 Long Term Incentive Plan allows acceleration upon termination following a change of control and upon death, disability, or retirement at the discretion of our Board of Directors (with regard to Named Executive Officers). Under the terms of Mr. Foster's COC Agreement, acceleration would automatically occur upon a qualifying termination of employment following a change of control. The value of accelerated unit awards is calculated by multiplying the number of accelerated units by $20.14, the closing price of our common units on December 31, 2013.

Director Compensation

As of January 1, 2013, each director who is not an employee of our general partner, TETRA, or any of its subsidiaries, receives non-cash compensation of $60,000 per year for attending regularly scheduled board meetings. In order to remain competitive in director compensation, effective May 27, 2013, the Board approved the addition of cash director fees in the amount of $15,000 per year, paid quarterly. The non-cash compensation is paid for the upcoming service year in the form of phantom unit awards that have an intended value of $60,000, prorated for any newly elected director to such director's date of election. Directors who are appointed as the chairmen of our Conflicts Committee and Audit Committee receive additional compensation of $5,000 and $10,000 per year, respectively, prorated from their respective dates of appointment, which is also paid in the form of phantom unit awards. All such awards of phantom units are granted under our 2011 Long Term Incentive Plan. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors.

Directors who are also our officers or employees, or officers or employees of TETRA, do not receive any compensation for duties performed as our directors. Consequently, neither Mr. Foster, our President, nor Mr.

Brightman, the President and Chief Executive Officer of TETRA, was compensated for his service to us as a director during 2013.

On May 27, 2013, the Board approved awards of 2,959 phantom units with an aggregate grant date fair market value of $60,009 to Messrs. Harrison, Hertel, Larson, and Sullivan for their service as directors during the May 2013 through May 2014 service year. Also on May 27, 2013, with regard to the May 2013 through May 2014 service year, Mr. Harrison received an additional award of 247 phantom units with a grant date fair market value of $5,009 for his service as chairman of the Conflicts Committee, and Mr. Larson received an additional award of 493 phantom units with a grant date fair market value of $9,998 for his service as chairman of the Audit Committee. One-third of all of the phantom units so awarded were immediately vested on May 27, 2013, and additional one-third portions of each award vest on January 4, 2014 and May 27, 2014. A phantom unit is a notional unit that entitles the director to receive a common unit of the Partnership upon vesting of the phantom unit. Each award of phantom units to Messrs. Harrison, Hertel, Larson, and Sullivan was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of unvested phantom units subject to the award. DERs are subject to the same vesting restrictions and risk of forfeiture applicable to the corresponding phantom units. It is anticipated that directors will be appointed to the Board in May of each calendar year.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2013.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	All Other Compensation(3)	Total
	($)	($)	($)	($)
D. Frank Harrison	$11,250	$65,018	$25	$76,293
Geoffrey M. Hertel	11,250	60,009	30	71,289
James R. Larson	11,250	70,007	20	81,277
William D. Sullivan	11,250	60,009	30	71,289

(1)
The amounts in this column reflect payments earned in the second, third, and fourth quarters of 2013 following the Board's May 27, 2013 approval of annual cash payments of $15,000 to each eligible director, to be paid on a quarterly basis.

(2)	Phantom units granted on May 27, 2013 are valued at $20.28 per common unit in accordance with FASB ASC Topic 718.

(3)	Includes payment of cash amounts representing the fractional portions of common units due upon settlement of dividend equivalent rights granted in tandem with phantom unit awards.

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

Management and Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board is not required to maintain, and does not maintain, a compensation committee. During 2013, Messrs. Brightman and Foster, who were directors of our general partner, were also executive officers of TETRA. All compensation decisions with respect to Mr. Brightman are made by TETRA and he does not receive any compensation directly from us or from our general partner. All compensation decisions with respect to Mr. Foster are made by TETRA and our general partner as described above, with the exception of equity awards under the Compressco Partners, L.P. 2011 Long Term Incentive Plan which, if awarded, are granted by our general partner’s Board. Please read Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” below, for information about relationships among us, our general partner, and TETRA.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth certain information with respect to the beneficial ownership of our units as of December 31, 2013 with respect to each person that beneficially owns five percent (5%) or more of our outstanding units, and as of March 7, 2014, with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units(1)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units(2)	Percentage of Total Units Beneficially Owned(3)

TETRA Technologies, Inc.(4) 24955 Interstate 45 North The Woodlands, TX 77380	6,427,257	69.3%	6,273,970	100.0%	81.7%
OppenheimerFunds, Inc.(5) Two World Financial Center 225 Liberty Street New York, NY 10281	844,344	9.1%	—	—	5.4%
Stuart M. Brightman	17,500	*	—	—	*
Ronald J. Foster	27,653	*	—	—	*
D. Frank Harrison	7,738	*	—	—	*
Geoffrey M. Hertel	96,323	1.0%	—	—	*
James R. Larson	10,932	*	—	—	*
William D. Sullivan	24,713	*	—	—	*
Kevin W. Book	13,024	*	—	—	*
Mark L. Corlee	—	*	—	—	*
James P. Rounsavall	6,496	*	—	—	*
Sheri J. Vanhooser	10,369	*	—	—	*
Directors and executive officers as a group (10 persons)	214,748	2.3%	—	—	1.4%

*	Less than 1%.

(1)	Reflects common units beneficially owned as a percentage of 9,279,293 common units outstanding.

(2)	Reflects subordinated units beneficially owned as a percentage of 6,273,970 subordinated units outstanding.

(3)	As a percentage of total limited partner interest.

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

(5)	Pursuant to a Schedule 13G/A dated February 6, 2014, OppenheimerFunds, Inc. has shared voting power and shared dispositive power with respect to 844,344 of our common units.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of TETRA as of March 7, 2014 with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Stuart M. Brightman	895,798	(1)	1.1%
Ronald J. Foster	88,283	(2)	*
D. Frank Harrison	—		*
Geoffrey M. Hertel	707,521	(3)	*
James R. Larson	—		*
William D. Sullivan	98,210		*
Kevin W. Book	39,980	(4)	*
Mark L. Corlee	—		*
James P. Rounsavall	—		*
Sheri J. Vanhooser	14,487	(5)	*
Directors and executive officers as a group (10 persons)	1,844,279	(6)	2.3%

*	Less than 1%.

(1)	Includes 628,639 shares subject to options exercisable within 60 days of March 7, 2014.

(2)	Includes 80,535 shares subject to options exercisable within 60 days of March 7, 2014.

(3)	Includes 182,000 shares subject to options exercisable within 60 days of March 7, 2014.

(4)	Includes 28,750 shares subject to options exercisable within 60 days of March 7, 2014.

(5)	Includes 14,175 shares subject to options exercisable within 60 days of March 7, 2014.

(6)	Includes 934,099 shares subject to options exercisable within 60 days of March 7, 2014.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, or Rights	Number of Securities Remaining Available for Future Issuance under Equity Comp. Plans (Excluding Securities Shown in the First Column)
Equity compensation plans approved by security holders	—		$—	—
Equity compensation plans not approved by security holders(1)	94,108	(2)	$—	1,256,749
Total:	94,108		$—	1,256,749

(1)
Consists of the 2011 Long Term Incentive Plan, which was approved by the Board of our general partner in connection with the initial public offering. Please read Item 11 of this Annual Report on Form 10-K for additional information regarding the 2011 Long Term Incentive Plan.

(2)
Represents phantom unit awards and performance phantom unit awards outstanding under the 2011 Long Term Incentive Plan. These phantom unit awards and performance phantom unit awards do not have an exercise price. The table above does not include 38,917 restricted units subject to awards outstanding under the 2011 Long Term Incentive Plan.

Please see “Compensation Discussion and Analysis – Compensation Elements – Equity Incentive Awards” under Item 11 of this Annual Report for information about the material features of the 2011 Long Term Incentive Plan, which information is incorporated by reference in this Item 12.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons. The related person transactions in which we engaged in 2013 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement dated June 20, 2011, among us, our general partner and TETRA Technologies, Inc. (the “Omnibus Agreement”) and other related party agreements entered into in connection with our initial public offering. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

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

Transactions with Related Persons. During the twelve months ended December 31, 2013, we made payments to Curtis1000, a provider of marketing, human resources and safety services, of approximately $30,000. The sales representative of Curtis1000 responsible for our business is the wife of Ronald J. Foster, the President of our general partner. We believe the costs of the services provided by Curtis1000 are comparable to the costs that would be charged by an unaffiliated third party.

Transactions with our General Partner and its Affiliates.

As of March 11, 2014, TETRA and certain of its subsidiaries, including our general partner, owned 6,437,791 common units and 6,273,970 subordinated units, which together constitute an 82.1% limited partner interest in us, and an approximate 2% general partner interest in us. TETRA is, therefore, a “related person” to us as such term is defined by the SEC.

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

For the year ended December 31, 2013, we paid aggregate distributions of approximately $10.9 million on our common units, $10.7 million on our subordinated units and $0.5 million on our general partner interest to TETRA and our general partner. On February 14, 2014, we paid a quarterly distribution with respect to the period from October 1, 2013 through December 31, 2013 of approximately $2.8 million on our common units, $2.7 million on our subordinated units and $0.1 million on our general partner interest to TETRA and our general partner.

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

Subcontract Services

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the entity retaining such services, for such periods of time and in such amounts as may be mutually agreed upon by us and TETRA and our general partner. Any such services are required to be performed on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. For the year ended, December 31, 2013, in connection with our operations in Argentina, a subsidiary of TETRA provided services to a subsidiary of ours on a subcontract basis for approximately $0.5 million.

Sales, Leases or Exchanges of Equipment

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, sell, lease or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired by the acquiring entity to meet its production enhancement or other oilfield services obligations, in such amounts, in such conditions and for such periods of time as may be mutually agreed upon by us and our general partner. Any such sales, leases or in-kind exchanges are required to be on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA may purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in manufacturing such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof. For the year ended December 31, 2013, the approximate dollar value of the amounts involved in transactions between us and TETRA that were related to the sale, lease or exchange of equipment was as follows:

•
Pursuant to an equipment sharing agreement between two of our subsidiaries and a subsidiary of TETRA in connection with operations in Mexico, our subsidiaries charged TETRA's subsidiary equipment rental amounts of approximately $1.3 million and TETRA’s subsidiary charged our subsidiaries equipment rental amounts of approximately $4.3 million during 2013. In addition, another TETRA subsidiary charged our subsidiaries $0.4 million during 2013 for parts purchased for use by our subsidiaries in Mexico.

•
In addition to the foregoing, we also provide early production services to a customer in Argentina. A subsidiary of TETRA charged a subsidiary of ours in Argentina approximately $0.5 million during 2013 for equipment leased from TETRA's subsidiary to our subsidiary in Argentina related to those operations.  In connection with our operations in Argentina, our subsidiary invoiced another subsidiary of TETRA for reimbursement of expenses incurred on behalf of TETRA's subsidiary of approximately $1.0 million during 2013. In addition, one of our subsidiaries charged a subsidiary of TETRA approximately $0.8 million for equipment leased from our subsidiary to TETRA's subsidiary in Argentina.

Provision of Personnel and Services

Our business operations are conducted by our general partner’s employees and certain employees of TETRA’s Mexico-based subsidiaries. In addition, TETRA and our general partner provide certain corporate, general and administrative services to us that are reasonably necessary for the conduct of our business. Such corporate, general and administrative services include legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Under the Omnibus Agreement, the services TETRA and our general partner provide to us must be substantially similar in nature and quantity to the services TETRA and our general partner previously provided to our successor entity and can be no lower in quantity than is reasonably necessary to assist us in the management and operation of our business. For the year ending December 31, 2013, TETRA and our general partner charged us approximately $25.9 million in reimbursement for such services.

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
Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by our principal accounting firm, Ernst & Young LLP, for the fiscal years ended December 31, 2013, and 2012, respectively:

	2013	2012
Audit fees	$375,000	$350,000
Audit related fees	—	—
Tax fees(1)	80,000	99,000
Total fees	$455,000	$449,000

(1)	Consists of fees for international tax compliance review in 2013 and 2012.

Before approving these fees, our Audit Committee considered whether the provision of services by Ernst & Young LLP that are not related to the audit of our financial statements was compatible with maintaining the independence of Ernst & Young LLP, and concluded that it was.

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

10.13
Second Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated May 14, 2013, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC and Compressco Partners Sub, Inc., as the borrowers, the Partnership’s existing and future domestic subsidiaries, as loan guarantors, and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2013 (SEC File No. 001-35195)).

10.14	Change of Control Agreement with Ronald J. Foster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (SEC File No. 001-35195)).
10.15
Credit Agreement, dated October 15, 2013, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC, Compressco Partners Sub, Inc., Compressco Holdings, LLC, Compressco Leasing, LLC, Compressco Field Services International, LLC, and Compressco International, LLC, as the borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association, as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 18, 2013 (SEC File No. 001-35195)).

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
++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Annual Report on Form 10-K shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Compressco Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
		By:	Compressco Partners GP Inc.,
its general partner
Date:	March 14, 2014	By:	/s/Ronald J. Foster
Ronald J. Foster, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Compressco Partners GP Inc., its general partner, and on the dates indicated:

Signature	Title	Date
/s/Geoffrey M. Hertel	Chairman of	March 14, 2014
Geoffrey M. Hertel	the Board of Directors

/s/Ronald J. Foster	President and Director	March 14, 2014
Ronald J. Foster	(Principal Executive Officer)

/s/James P. Rounsavall	Chief Financial Officer	March 14, 2014
James P. Rounsavall	(Principal Financial Officer)

/s/ Terry L. Bond	Controller	March 14, 2014
Terry L. Bond	(Principal Accounting Officer)

/s/Stuart M. Brightman	Director	March 14, 2014
Stuart M. Brightman

/s/D. Frank Harrison	Director	March 14, 2014
D. Frank Harrison

/s/James R. Larson	Director	March 14, 2014
James R. Larson

/s/William D. Sullivan	Director	March 14, 2014
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

10.13
Second Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated May 14, 2013, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC and Compressco Partners Sub, Inc., as the borrowers, the Partnership’s existing and future domestic subsidiaries, as loan guarantors, and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2013 (SEC File No. 001-35195)).

10.14	Change of Control Agreement with Ronald J. Foster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (SEC File No. 001-35195)).

10.15
Credit Agreement, dated October 15, 2013, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC, Compressco Partners Sub, Inc., Compressco Holdings, LLC, Compressco Leasing, LLC, Compressco Field Services International, LLC, and Compressco International, LLC, as the borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association, as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 18, 2013 (SEC File No. 001-35195)).

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
++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Annual Report on Form 10-K shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Compressco Partners GP Inc. and the
Unitholders of Compressco Partners, L.P.

We have audited the accompanying consolidated balance sheets of Compressco Partners, L.P. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compressco Partners, L.P. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Houston, Texas
March 14, 2014

Compressco Partners, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,477	$12,966
Trade accounts receivable, net of allowances for doubtful accounts of $600 in 2013 and $329 in 2012	23,819	18,599
Inventories	14,029	15,908
Deferred tax asset	57	195
Prepaid expenses and other current assets	1,597	3,495
Total current assets	48,979	51,163
Property, plant, and equipment:
Land and building	2,178	2,178
Compressors and equipment	176,592	156,027
Vehicles	12,892	12,997
Construction in progress	—	466
Total property, plant, and equipment	191,662	171,668
Less accumulated depreciation	(89,648)	(78,053)
Net property, plant, and equipment	102,014	93,615
Other assets:
Goodwill	72,161	72,161
Deferred tax asset	937	594
Other assets	1,018	253
Total other assets	74,116	73,008
Total assets	$225,109	$217,786
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$4,854	$4,610
Accrued liabilities and other	4,881	4,108
Accrued payroll and benefits	826	1,613
Amounts payable to affiliates	4,210	8,232
Deferred tax liabilities	2,134	1,976
Total current liabilities	16,905	20,539
Other liabilities:
Long-term debt, net	29,959	10,050
Deferred tax liabilities	4,477	4,894
Other long-term liabilities	52	53
Total other liabilities	34,488	14,997
Commitments and contingencies
Partners' capital:
General partner interest	3,158	3,346
Common units (9,240,490 units issued and outstanding at December 31, 2013 and 9,172,865 units issued and outstanding at December 31, 2012)	104,887	108,943
Subordinated units (6,273,970 units issued and outstanding)	65,258	68,957
Accumulated other comprehensive income	413	1,004
Total partners' capital	173,716	182,250
Total liabilities and partners' capital	$225,109	$217,786

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Compression and other services	$112,937	$102,260	$81,979
Sales of compressors and parts	8,364	6,322	13,200
Total revenues	121,301	108,582	95,179
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and other services	63,425	53,818	43,575
Cost of compressors and parts sales	4,691	3,682	9,620
Total cost of revenues	68,116	57,500	53,195
Selling, general, and administrative expense	17,467	17,270	14,269
Depreciation and amortization	14,642	13,227	12,521
Interest expense, net	469	25	5,052
Other expense, net	782	876	980
Income before income tax provision	19,825	19,684	9,162
Provision for income taxes	2,258	3,353	1,905
Net income	$17,567	$16,331	$7,257
Allocation of 2011 net income:
Net income			7,257
Net income applicable to the period through June 19, 2011			296
Net income applicable to the period June 20 through December 31, 2011			$6,961
General partner interest in net income	$351	$326	$139
Common units interest in net income	$10,251	$9,500	$4,026
Subordinated units interest in net income	$6,965	$6,505	$2,796
Net income per common unit:
Basic	$1.11	$1.04	$0.45
Diluted	$1.10	$1.03	$0.44
Weighted average common units outstanding:
Basic	9,230,876	9,163,798	9,044,293
Diluted	9,305,066	9,193,407	9,063,339
Net income per subordinated unit:
Basic and Diluted	$1.11	$1.04	$0.45
Weighted average subordinated units outstanding:
Basic and Diluted	6,273,970	6,273,970	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$17,567	$16,331	$7,257
Foreign currency translation adjustment, net of tax of $0 in 2013, $0 in 2012, and $490 in 2011	(591)	102	407
Comprehensive income	$16,976	$16,433	$7,664

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statement of Partners’ Capital
(In Thousands)

		Partners' Capital			Accumulated Other Comprehensive Income	Total Partners' Capital
			Limited Partners
	Net Parent Equity	General Partner	Common Unitholders	Subordinated Unitholder
Balance as of December 31, 2010	$25,953	$—	$—	$—	$—	$25,953
Net income attributable to period from January 1, 2011 through June 19, 2011	296	—	—	—	—	296
Foreign currency translation adjustment attributable to period from January 1, 2011 through June 19, 2011	675	—	—	—	—	675
Net contributions from parent to Predecessor	119,053	—	—	—	—	119,053
Contribution of net assets from Predecessor	(146,183)	3,514	69,328	72,171	1,170	—
Initial public offering proceeds, net of underwriter discount	—	—	50,234	—	—	50,234
Offering costs	—	—	(8,057)	—	—	(8,057)
Net income attributable to period from June 20, 2011 through December 31, 2011	—	139	4,026	2,796	—	6,961
Distributions ($0.3875 per unit)	—	(138)	(4,025)	(2,729)	—	(6,892)
Equity compensation	206	—	483	—	—	689
Other comprehensive income (loss), net of tax	—	—	—	—	(268)	(268)
Balance as of December 31, 2011	$—	$3,515	$111,989	$72,238	$902	$188,644
Net income for 2012	—	326	9,500	6,505	—	16,331
Distributions ($1.56 per unit)	—	(495)	(14,451)	(9,786)	—	(24,732)
Equity compensation	—	—	1,905	—	—	1,905
Other comprehensive income (loss)	—	—	—	—	102	102
Balance as of December 31, 2012	$—	$3,346	$108,943	$68,957	$1,004	$182,250
Net income for 2013	—	351	10,251	6,965	—	17,567
Distributions ($1.71 per unit)	—	(539)	(15,766)	(10,664)	—	(26,969)
Equity compensation	—	—	1,459	—	—	1,459
Other comprehensive income (loss)	—	—	—	—	(591)	(591)
Balance as of December 31, 2013	$—	$3,158	$104,887	$65,258	$413	$173,716

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$17,567	$16,331	$7,257
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	14,349	13,227	12,521
Impairments of long-lived assets	293	—	—
Provision (benefit) for deferred income taxes	(266)	1,930	(2,536)
Equity compensation expense	1,459	1,905	689
Provision for doubtful accounts	279	94	504
Other non-cash charges and credits	325	281	—
Loss on sale of property, plant, and equipment	20	205	58
Changes in operating assets and liabilities:
Accounts receivable	(5,534)	(7,477)	(2,263)
Inventories	2,097	1,111	76
Prepaid expenses and other current assets	1,888	(1,887)	(1,302)
Accounts payable and accrued expenses	(3,342)	5,390	3,826
Other	—	(1)	55
Net cash provided by operating activities	29,135	31,109	18,885
Investing activities:
Purchases of property, plant, and equipment, net	(24,574)	(20,947)	(11,193)
Other investing activities	—	(39)	—
Net cash used in investing activities	(24,574)	(20,986)	(11,193)
Financing activities:
Proceeds from long-term debt	19,909	10,050	—
Proceeds from issuance of partnership common units, net of underwriters' discount	—	—	50,234
Payment of offering costs	—	—	(8,057)
Payment of affiliate note payable	—	—	(32,200)
Distributions	(26,969)	(24,732)	(6,816)
Payment of financing costs	(916)	—	(362)
Net distribution (to) from parent	—	—	408
Net cash (used in) provided by financing activities	(7,976)	(14,682)	3,207
Effect of exchange rate changes on cash	(74)	49	(52)
Increase (decrease) in cash and cash equivalents	(3,489)	(4,510)	10,847
Cash and cash equivalents at beginning of period	12,966	17,476	6,629
Cash and cash equivalents at end of period	$9,477	$12,966	$17,476
Supplemental cash flow information:
Taxes paid	$2,204	$1,059	$1,606

See Notes to Consolidated Financial Statements

COMPRESSCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013
NOTE A — FORMATION OF THE PARTNERSHIP AND DESCRIPTION OF BUSINESS

Compressco Partners, L.P., a Delaware limited partnership, is a provider of compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and, in certain circumstances, well monitoring and sand separation services. We provide our services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. We have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Europe, and the Asia-Pacific region. In connection with our initial public offering, we acquired certain natural gas wellhead compression-based production enhancement service business, operations and related assets and liabilities from Compressco, Inc. and its subsidiaries ("Compressco") and certain assets, liabilities and operations of certain other subsidiaries of TETRA Technologies, Inc. ("TETRA") conducting business in Latin America. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing Compressco Partners, L.P. and its wholly owned subsidiaries. We design and fabricate a majority of our compressor packages and use these compressor packages in conjunction with other equipment and personnel from affiliated companies to provide services to our customers.

Prior to the completion on June 20, 2011, of our initial public offering of 2,670,000 common units representing limited partner interests (the Offering), Compressco Partners GP Inc. (the general partner) and Compressco Field Services, Inc., each a wholly owned subsidiary of TETRA, owned all of our ownership interests. In connection with the completion of the Offering, our general partner and TETRA International Incorporated, a wholly owned subsidiary of TETRA, contributed to us certain wellhead compression-based production enhancement service business, operations and related assets and liabilities as well as certain well monitoring and automated sand separation services business, operations and related assets in Latin America, and related assets and liabilities. In exchange for these contributions, we issued 6,026,757 common units and 6,273,970 subordinated units representing limited partner interests to our general partner and TETRA International Incorporated and a 2.0% general partner interest and incentive distribution rights to our general partner. For a discussion of the various agreements associated with this contribution transaction, see Note C – “Related-Party Transactions.” The transactions described above represent transactions between entities under common control. Consequently, we recorded the contributed assets at TETRA’s carrying value. Effective with the completion of the offering on June 20, 2011, our operations are owned and operated by our wholly owned subsidiaries.

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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

For periods prior to June 20, 2011, the accompanying audited consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows, and changes in owner’s equity of our Predecessor, which consists of the assets, liabilities and operations of Compressco and its subsidiaries and certain assets, liabilities and operations of certain other subsidiaries of TETRA conducting business primarily in Mexico (together, our Predecessor). For the periods on and after June 20, 2011, the accompanying audited consolidated financial statements and related notes thereto represent our financial position, results of operations, cash flows and changes in partners’ capital.

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

Reclassifications

Beginning with the three month period ended September 30, 2013, certain ad valorem tax expenses for operating equipment have been reclassified as cost of revenues instead of being included in general and administrative expense as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period's presentation. The amount of such reclassification is $1.5 million and $1.5 million for the year ended December 31, 2012 and 2011, respectively.

Certain other previously reported financial information has been reclassified to conform to the current year's presentation. The impact of such reclassifications was not significant to the prior year's overall presentation.

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

Financial Instruments

The fair values of our financial instruments, which may include cash, accounts receivable, amounts outstanding under our variable rate bank credit facility, and accounts payable, approximate their carrying amounts. Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable, which are primarily due from companies of varying size engaged in oil and gas activities in the United States, Canada, Mexico, and Argentina. Our policy is to review the financial condition of customers before extending credit and periodically update customer credit information. Payment terms are on a short-term basis. During 2013, PEMEX and BP accounted for 21.7% and 10.0%, respectively, of our revenues. During 2012, PEMEX and BP accounted for 26% and 10.2%, respectively, of our revenues. During 2011, PEMEX and BP accounted for 14.3% and 14.3%, respectively, of our revenues.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable.

Inventories

Inventories consist primarily of compressor unit components and parts, and are stated at the lower of cost or market. Inventories are accounted for using the average cost method. We provide a reserve for estimated unrealizable inventory equal to the difference between the cost of the inventory and its estimated realizable value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance (including compressor package overhaul cost) is charged to operations as incurred. Compressors include compressor packages currently placed in service and available for service. Depreciation is computed using the straight-line method based on the following estimated useful lives:

Compressors	12 – 16 years
Other equipment	3 – 8 years
Vehicles	3 years
Information systems	3 years

Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives. Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $14.3 million, $13.2 million, and $12.5 million, respectively.

Intangible Assets other than Goodwill

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 7 years. Amortization expense related to these intangible assets was $0, $28,000 and $81,000 for the twelve months ended December 31, 2013, 2012, and 2011, respectively, and is included in depreciation and amortization. As of December 31, 2013, there are no remaining unamortized intangible assets other than goodwill.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. The annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that it was not “more likely than not” that the fair value of our business was less than its carrying value as of December 31, 2013. If the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test being performed. The first step of the impairment test, if required, is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill and the recorded amount is written down to the hypothetical amount, if lower.

Our management must apply judgment in determining the estimated fair value for purposes of performing the goodwill impairment test. Management uses all available information to make these fair value determinations, including the present value of expected future cash flows using discount rates commensurate with the risks involved in the assets. The resultant fair values calculated are then compared to observable metrics for other companies in our industry or on mergers and acquisitions in our industry, to determine whether those valuations, in our judgment, appear reasonable. We have determined that there is no impairment of the goodwill recorded as of December 31, 2013 or 2012. As of December 31, 2013 and 2012, goodwill totaled $72.2 million, and has not changed significantly since our Predecessor was acquired by TETRA in July 2004.

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

Revenue Recognition

We recognize revenue using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer’s price is fixed or determinable; and (d) collectability is reasonably assured. Our compressor packages and services are provided pursuant to contract terms ranging from two weeks to one month. Monthly agreements are generally cancellable with 30 days written notice by the customer.

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

Earnings per Common and Subordinated Unit

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period. Prior to the Offering, we were wholly owned by TETRA. Accordingly, net income per common unit is not presented for periods prior to the Offering. A reconciliation of the common shares used in the computations of earnings per common and subordinated unit is presented in Note K – “Earnings per Common and Subordinated Unit.”

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in Partners’ Capital/Net Parent Equity in the accompanying audited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income during the periods ended December 31, 2013, 2012, and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Balance, beginning of year	$1,004	$902	$495
Foreign currency translation adjustment, net of taxes of $0 in 2013, $0 in 2012, and $490 in 2011	(591)	102	407
Balance, end of year	$413	$1,004	$902

Fair Value Measurements

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that may differ from the transaction price or market price of the asset or liability.

Under generally accepted accounting principles, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts.
We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a Level 1 measurement). A summary of these fair value measurements as of December 31, 2013, is as follows:

		Fair Value Measurements Using
Description	Total as of Dec 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$32	$32	$—	$—

Recently Issued Accounting Pronouncements

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), with the stated objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2012. The adoption of these ASUs regarding comprehensive income has not had a significant impact on the accounting or disclosures in our financial statements.

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

Under the terms of the Omnibus Agreement, the general partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based business. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our general partner, including, without limitation, accounting and financial reporting, legal, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. The services provided by the employees of  the general partner, TETRA, and TETRA’s subsidiaries under the Omnibus Agreement are required to be substantially similar in nature and quality to the services previously provided by these employees to our Predecessor, in connection with their management and operation of our business and no lower in quantity than is reasonably necessary to assist us in the management and operation of our business, even if greater in quantity than previously provided prior to the completion of the Offering. Pursuant to the Omnibus Agreement, we reimburse the general partner and TETRA for services they provide to us. For the years ended December 31, 2013, 2012, and the period from the Offering to December 31, 2011, we paid TETRA $35.7 million, $35.4 million, and $6.4 million, respectively, for expenses incurred on our behalf.

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

Although our general partner has the ability to cause us and our subsidiaries to engage in activities other than the business of providing production enhancement services, our general partner has no current plans to do so and may decline to do so free of any fiduciary duty or obligation whatsoever to us or the limited partners, including any duty to act in good faith or in the best interests of us or the limited partners. Our general partner is authorized in general to perform all acts it determines to be necessary or appropriate to carry out our purposes and to conduct our business.

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
NOTE D — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		December 31,
		2013	2012
	Scheduled Maturity	(In Thousands)
Previous Credit Agreement	June 24, 2015	$—	$10,050
Partnership Credit Agreement	October 15, 2017	29,959	—
Total debt		29,959	10,050
Less current portion		—	—
Total long-term debt		$29,959	$10,050

On June 24, 2011, we entered into a credit agreement with JPMorgan Chase Bank, N.A. which was amended on December 4, 2012 and May 14, 2013 (as amended, the Previous Credit Agreement). The May 2013 amendment, among other modifications, increased the maximum credit commitment under the credit facility from $20.0 million to $40.0 million. Under the Previous Credit Agreement, we, along with certain of our subsidiaries, were named as borrowers, and all obligations under the Previous Credit Agreement were guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Previous Credit Agreement included borrowing capacity of $40.0 million, was available for letters of credit (with a sublimit of $5.0 million), and included an uncommitted $20.0 million expansion feature. The Previous Credit Agreement could be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as we were not in default, the Previous Credit Agreement could also be used to fund quarterly distributions. Borrowings under the Previous Credit Agreement were subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Previous Credit Agreement was June 24, 2015.  Borrowings under the Previous Credit Agreement bore interest at a rate equal to three month British Bankers Association LIBOR (adjusted to reflect any required bank reserves) plus a margin of 2.25% per annum. During the year ended December 31, 2013, and prior to repayment on October 15, 2013, we borrowed $24.4 million pursuant to the Previous Credit Agreement, which was used to fund ongoing capital expenditures related to the expansion of our Latin American and other international fleet of compressor packages and other equipment as a result of increased demand. We used the remaining proceeds to fund our ongoing upgrades of compressor packages and for the manufacture of additions to our fleet of compressor packages domestically.

 On October 15, 2013, we entered into a new asset-based revolving credit agreement with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the Partnership Credit Agreement). Under the Partnership Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the Partnership Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Partnership Credit Agreement includes a maximum credit commitment of $100.0 million that is available for letters of credit (with a sublimit of $20.0 million), and includes an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the Partnership Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent. As of December 31, 2013, we have availability under our revolving credit facility of $37.0 million, based upon a $67.4 million borrowing capacity and the $30.0 million outstanding balance.

The Partnership Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including the repayment of the indebtedness under the Previous Credit Agreement, capital expenditures, and potential future expansions or acquisitions. So long as we are not in default, the Partnership Credit Agreement could also be used to fund our quarterly distributions at the option of the board of directors of our general partner (provided, that after giving effect to such distributions, we will be in compliance with the financial covenants). The initial borrowings under the Partnership Credit Agreement were used to repay in full the $24.4 million balance outstanding under the Previous Credit Agreement. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Partnership Credit Agreement is October 15, 2017.

Borrowings under the Partnership Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.5% per annum. The weighted average interest rate on borrowings outstanding as of December 31, 2013, was 2.5625% per annum. In addition to paying interest on any outstanding principal under the Partnership Credit Agreement, we are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.375% per annum, paid quarterly in arrears. We are also required to pay customary letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Partnership Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 4.0 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarters basis. In addition, the Partnership Credit Agreement includes customary negative covenants, which, among other things, limits our ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. We are in compliance with all of our covenants contained in the Partnership Credit Agreement as of December 31, 2013. The Partnership Credit Agreement provides that we can make distributions to holders of our common and subordinated units, but only if there is no default or event of default under the facility.

All obligations under the Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets (excluding real property) and the assets of our existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of our existing and future, direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).
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

Future minimum lease payments by year and in the aggregate, under operating leases with terms of one year or more, consist of the following at December 31, 2013:

Operating Leases
(In Thousands)
2014	$174
2015	76
2016	18
2017	17
2018	17
After 2018	48
Total minimum lease payments	$350

Rental expense for all operating leases was $2.6 million, $2.3 million, and $1.3 million in 2013, 2012, and 2011, respectively.

NOTE F — INCOME TAXES

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. The net Federal tax basis of the non-taxable Partnership’s assets and liabilities is less than the reported amounts on the financial statements by approximately $122 million as of December 31, 2013.

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

The income tax provision attributable to our operations for the years ended December 31, 2013, 2012, and 2011 consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Current
Federal	$846	$420	$3,094
State	150	157	199
Foreign	1,528	846	1,148
	2,524	1,423	4,441
Deferred
Federal	(438)	471	(2,263)
State	(49)	28	(92)
Foreign	221	1,431	(181)
	(266)	1,930	(2,536)
Total tax provision	$2,258	$3,353	$1,905

A reconciliation of the provision for income taxes attributable to continuing operations, computed by applying the federal statutory rate for the years ended December 31, 2013, 2012, and 2011 to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Income tax provision computed at statutory federal income tax rates	$6,939	$6,889	$3,207
Partnership earnings	(6,939)	(6,889)	(3,013)
Corporate subsidiary earnings subject to federal tax	405	924	757
Income tax expense attributable to foreign earnings	1,749	2,277	780
State income taxes (net of federal benefit)	89	132	92
Nondeductible expenses	15	20	82
Total tax provision	$2,258	$3,353	$1,905

Income before income tax provision includes the following components:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Domestic	$9,883	$8,333	$5,768
International	9,942	11,351	3,394
Total	$19,825	$19,684	$9,162

We file U.S. federal, state, and foreign income tax returns on behalf of all of our consolidated subsidiaries. With few exceptions, Compressco is not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2007. We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2011
United States – State and Local	2011
Non-U.S. jurisdictions	2007

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We will establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While we consider future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize all of our deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

Deferred Tax Assets

	December 31,
	2013	2012
	(In Thousands)
Accruals	$4	$5
Net operating losses	1,229	800
Bad debt reserve	64	65
Total deferred tax assets	1,297	870
Valuation allowance	—	—
Net deferred tax assets	$1,297	$870

Deferred Tax Liabilities

	December 31,
	2013	2012
	(In Thousands)
Accruals	$2,332	$1,983
Excess book over tax basis in property, plant, and equipment	4,553	4,940
All other	29	28
Total deferred tax liability	6,914	6,951
Net deferred tax liability	$5,617	$6,081

At December 31, 2013, we have approximately $4.3 million of foreign net operating loss carryforwards/carrybacks. In those foreign jurisdictions in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire in 2022.

ASC 740 provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2013, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.
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
NOTE I — EQUITY-BASED COMPENSATION

2011 Long Term Incentive Plan

During 2013, we granted restricted unit, phantom unit and performance phantom unit awards to certain employees, officers, and directors of our general partner pursuant to the Compressco Partners, L.P. 2011 Long Term Incentive Plan. Awards of restricted units and phantom units generally vest over a three year period. Awards of performance phantom units cliff vest at the end of a performance period and are settled based on achievement of related performance measures over the performance period. Each of the phantom unit and performance phantom unit awards includes distribution equivalent rights that enable the recipient to receive additional units equal in value to the accumulated cash distributions made on the units subject to the award from the date of grant. Accumulated distributions associated with each underlying unit are payable upon settlement of the related phantom unit award (and are forfeited if the related award is forfeited). Restricted units are common units subject to time-based vesting restrictions. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the award.

During the year ended December 31, 2013, we granted to certain officers and employees an aggregate of 97,713 phantom unit, and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $20.29 per unit, or an aggregate market value of $2.0 million. During the year ended December 31, 2012, we granted to certain officers and employees 94,728 restricted common unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $13.68 per unit, or an aggregate market value of $1.3 million. The fair value of awards vesting during 2013 and 2012 was approximately $1.3 million and $1.2 million, respectively.

The following is a summary of restricted and phantom unit activity for the year ended December 31, 2013:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2012	153	$16.07
Units granted(1)	98	20.29
Units cancelled	(18)	15.68
Units vested	(69)	18.36
Adjustment for performance results achieved	(9)	20.29
Nonvested units outstanding at December 31, 2013	155	$17.52

(1)
The number of units granted shown above includes 47,674 performance-based phantom units, which represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 47,674.

Total estimated unrecognized equity-based compensation expense from unvested common units as of December 31, 2013, was approximately $2.8 million and is expected to be recognized over a weighted average period of approximately 1.5 years. The amount recognized in 2013, 2012, and 2011 was approximately $1.5 million, $1.9 million, and $0.7 million, respectively.

Predecessor Equity-Based Compensation

 Equity-based compensation expense incurred by TETRA associated with our Predecessor’s employees is a direct cost of our Predecessor’s operations. During 2013, 2012, and 2011, equity-based compensation expense incurred by TETRA and allocated to Compressco totaled $0 thousand, $157 thousand, and $206 thousand, respectively, which approximated the fair value of equity-based compensation awards vesting during the periods.

NOTE J – MARKET RISKS AND DERIVATIVE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have currency exchange rate risk exposure related to transactions denominated in foreign currencies as well as to investments in certain of our international operations. As a result of our variable rate bank credit facility, we face market risk exposure related to changes in applicable interest rates. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. Our financial risk management activities may at times involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures. We formally document our risk management objectives and our strategies for undertaking various derivative transactions.

Foreign Currency Derivative Contracts

In October 2013, we began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2013, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Value Date
	(In Thousands)
Forward sale Mexican pesos	$10,332	13.01	1/17/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 1 measurement). The fair value of our foreign currency derivative instruments as of December 31, 2013, is as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at December 31, 2013
		(In Thousands)
Forward sale contracts	Current assets	$32
Total		$32

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the year ended December 31, 2013, we recognized approximately $92,000 of net gains associated with our foreign currency derivative program, and such amount is included in Other Income in the accompanying consolidated statement of operations.
NOTE K — EARNINGS PER COMMON AND SUBORDINATED UNIT

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

	Year Ended December 31,
	2013		2012		2011
	Common Units	Subordinated Units	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	9,230,876	6,273,970	9,163,798	6,273,970	9,044,293	6,273,970
Restricted units outstanding	74,190	—	29,609	—	19,046	—
Average diluted units outstanding	9,305,066	6,273,970	9,193,407	6,273,970	9,063,339	6,273,970
NOTE L — GEOGRAPHIC INFORMATION

Nearly all of our operations consist of production enhancement services. Accordingly, we operate as a single reportable business segment. All of our revenues are from external customers.

We are domiciled in the United States of America, with significant operations in Latin America and Canada and an established presence in other countries located in South America, Europe and the Asia-Pacific region. We attribute revenue to the countries based on the location of customers. Long-lived assets consist primarily of compressor packages and are attributed to the countries based on the physical location of the compressor packages at a given year-end. Information by geographic area is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Revenues from external customers:
U.S.	$73,388	$65,010	$69,034
Latin America	34,556	33,430	15,169
Canada	5,549	3,950	4,789
Other	7,808	6,192	6,187
Total	$121,301	$108,582	$95,179
Identifiable assets:
U.S.	$176,638	$170,584	$172,301
Latin America	38,426	37,611	22,731
Canada	6,650	5,942	7,663
Other	3,395	3,649	3,649
Total identifiable assets	$225,109	$217,786	$206,344

NOTE M — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2013 and 2012 is as follows:

	Three Months Ended 2013
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$30,767	$28,124	$29,964	$32,446
Net income	4,539	2,478	4,203	6,347
Net income per common unit	$0.29	$0.16	$0.27	$0.40
Net income per diluted common unit	$0.29	$0.15	$0.26	$0.40

	Three Months Ended 2012
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$22,531	$24,949	$28,684	$32,418
Net income	2,767	3,602	5,063	4,899
Net income per common unit	$0.18	$0.23	$0.32	$0.31
Net income per diluted common unit	$0.18	$0.23	$0.32	$0.31
NOTE N — SUBSEQUENT EVENTS

On January 17, 2014, we declared a cash distribution attributable to the quarter ended December 31, 2013 of $0.4375 per unit. This distribution equates to a distribution of $1.75 per outstanding unit on an annualized basis. This cash distribution was paid on February 14, 2014, to all unitholders of record as of the close of business January 31, 2014.