Form 10-Q
period 2014-03-31
Compressco Partners, L.P.
filed 2014-05-13
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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
Yes [   ]  No [ X ]
As of May 12, 2014, there were 9,279,293 Common Units and 6,273,970 Subordinated Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Compressco Partners, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Compression and other services	$27,927	$29,679
Sales of compressors and parts	1,883	1,088
Total revenues	29,810	30,767
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and other services	15,154	17,096
Cost of compressors and parts sales	929	617
Total cost of revenues	16,083	17,713
Selling, general, and administrative expense	4,094	4,279
Depreciation and amortization	3,682	3,473
Interest expense, net	159	58
Other (income) expense, net	539	(17)
Income before income tax provision	5,253	5,261
Provision for income taxes	634	722
Net income	$4,619	$4,539
General partner interest in net income	$92	$91
Common units interest in net income	$2,700	$2,646
Subordinated units interest in net income	$1,827	$1,802
Net income per common unit:
Basic	$0.29	$0.29
Diluted	$0.29	$0.29
Weighted average common units outstanding:
Basic	9,275,936	9,216,331
Diluted	9,313,078	9,275,480
Net income per subordinated unit:
Basic and diluted	$0.29	$0.29
Weighted average subordinated units outstanding:
Basic and diluted	6,273,970	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$4,619	$4,539
Foreign currency translation adjustment	(2,968)	(27)
Comprehensive income	$1,651	$4,512

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,633	$9,477
Trade accounts receivable, net of allowances for doubtful accounts of $777 in 2014 and $600 in 2013	18,726	23,819
Inventories	13,545	14,029
Deferred tax asset	57	57
Prepaid expenses and other current assets	1,502	1,597
Total current assets	46,463	48,979
Property, plant, and equipment:
Land and building	2,178	2,178
Compressors and equipment	177,782	176,592
Vehicles	12,656	12,892
Construction in progress	—	—
Total property, plant, and equipment	192,616	191,662
Less accumulated depreciation	(92,162)	(89,648)
Net property, plant, and equipment	100,454	102,014
Other assets:
Goodwill	72,161	72,161
Deferred tax asset	1,750	937
Other assets	2,803	1,018
Total other assets	76,714	74,116
Total assets	$223,631	$225,109
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$6,524	$4,854
Accrued liabilities and other	4,154	4,881
Accrued payroll and benefits	634	826
Amounts payable to affiliates	4,698	4,210
Deferred tax liabilities	2,021	2,134
Total current liabilities	18,031	16,905
Other liabilities:
Long-term debt, net	32,220	29,959
Deferred tax liabilities	4,725	4,477
Other long-term liabilities	50	52
Total other liabilities	36,995	34,488
Commitments and contingencies
Partners' capital:
General partner interest	3,112	3,158
Common units (9,279,293 units issued and outstanding at March 31, 2014 and 9,279,293 units issued and outstanding at December 31, 2013)	103,709	104,887
Subordinated units (6,273,970 units issued and outstanding)	64,339	65,258
Accumulated other comprehensive income (loss)	(2,555)	413
Total partners' capital	168,605	173,716
Total liabilities and partners' capital	$223,631	$225,109

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
		Limited Partners
	General Partner	Common Unitholders	Subordinated Unitholder

Balance at December 31, 2013	$3,158	$104,887	$65,258	$413	$173,716
Net income	92	2,700	1,827	—	4,619
Distributions ($0.4375 per unit)	(138)	(4,080)	(2,746)	—	(6,964)
Equity compensation	—	202	—	—	202
Other comprehensive income (loss)	—	—	—	(2,968)	(2,968)
Balance at March 31, 2014	$3,112	$103,709	$64,339	$(2,555)	$168,605

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$4,619	$4,539
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	3,682	3,473
Provision for deferred income taxes	67	(172)
Equity compensation expense	202	322
Provision for doubtful accounts	177	(19)
Other non-cash charges and credits	67	—
Loss on sale of property, plant, and equipment	230	97
Changes in operating assets and liabilities:
Accounts receivable	4,640	(8,226)
Inventories	526	(172)
Prepaid expenses and other current assets	—	291
Accounts payable and accrued expenses	2,024	6,623
Other	—	8
Net cash provided by operating activities	16,234	6,764
Investing activities:
Purchases of property, plant, and equipment, net	(6,004)	(7,889)
Other investing activities	(1,853)	1
Net cash used in investing activities	(7,857)	(7,888)
Financing activities:
Proceeds from long-term debt	2,000	4,250
Distributions	(6,964)	(6,660)
Net cash used in financing activities	(4,964)	(2,410)
Effect of exchange rate changes on cash	(257)	(20)
Increase (decrease) in cash and cash equivalents	3,156	(3,554)
Cash and cash equivalents at beginning of period	9,477	12,966
Cash and cash equivalents at end of period	$12,633	$9,412
Supplemental cash flow information:
Income taxes paid	$410	$977

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of March 31, 2014, and for the three month periods ended March 31, 2014 and 2013, include all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the interim periods. Operating results for the period ended March 31, 2014 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2014.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the SEC and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2013, and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 14, 2014.

Beginning with the three month period ended September 30, 2013, certain ad valorem tax expenses for operating equipment have been classified as cost of compression and other services instead of being included in general and administrative expense as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period presentation. The amount of such reclassification is $0.3 million for the three month period ended March 31, 2013. This reclassification had no effect on net income for any of the periods presented. This revised presentation results in a presentation that is consistent with other reporting entities in our industry.

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

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. Effective January 1, 2014, we changed the functional currency in Argentina from the U.S. dollar to the Argentina peso. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations.

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

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	9,275,936	6,273,970	9,216,331	6,273,970
Restricted units outstanding	37,142	—	59,149	—
Average diluted units outstanding	9,313,078	6,273,970	9,275,480	6,273,970

Environmental Liabilities

Costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Accumulated Other Comprehensive Income (Loss)

Certain of our foreign operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three month periods ended March 31, 2014 and 2013, is as follows:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Balance, beginning of period	$413	$1,004
Foreign currency translation adjustment	(2,968)	(27)
Balance, end of period	$(2,555)	$977

Activity within accumulated other comprehensive income (loss) includes no reclassifications to net income.

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

Subsequent to March 31, 2014, on April 21, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2014 of $0.4450 per unit. This distribution equates to a distribution of $1.78 per outstanding unit, or approximately $28.2 million, on an annualized basis. This cash distribution is to be paid on May 15, 2014 to all unitholders of record as of the close of business on May 1, 2014.

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
We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a Level 2 measurement). A summary of these fair value measurements as of March 31, 2014, is as follows:

		Fair Value Measurements Using
Description	Total as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	(60)	—	(60)	—
	$(60)

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) published ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). The amendments in this ASU provide guidance on presentation of unrecognized tax benefits and are expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which modifies the criteria for disposals to quality as discontinued operations and expands related disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. Adoption of this amendment will not have a material impact on the Company's financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31,
		2014	2013
		(In Thousands)
	Scheduled Maturity
Previous Credit Agreement	June 24, 2015	$—	$29,959
Credit Agreement	October 15, 2017	32,220	—
Total debt		32,220	29,959
Less current portion		—	—
Total long-term debt		$32,220	$29,959

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

Foreign Currency Derivative Contracts

In October 2013, we began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2014, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Mexican peso	$2,374	13.07	4/15/2014
Forward purchase Canadian dollar	$2,238	1.10	4/15/2014
Forward purchase Argentina peso	$3,173	8.06	4/15/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 measurement). The fair value of our foreign currency derivative instruments as of March 31, 2014, is as follows:

	Balance Sheet	Fair Value at
Foreign currency derivative instruments	Location	March 31, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$—
	Current liabilities	(60)
Total		$(60)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month period ended March 31, 2014, we recognized approximately $0.5 million of net gains associated with our foreign currency derivative program, and such amount is included in Other Income in the accompanying consolidated statement of operations.

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

Under the terms of the Omnibus Agreement, we or TETRA may, but are under no obligation to, sell, lease or exchange on a like-kind basis to the other such production enhancement or other oilfield services equipment as is needed or desired to meet either of our production enhancement or other oilfield services obligations, in such amounts, upon such conditions and for such periods of time, if applicable, as may be mutually agreed upon by TETRA and our General Partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of our General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our General Partner. In addition, unless otherwise approved by the conflicts committee of our General Partner’s board of directors, TETRA may purchase newly fabricated equipment from us at a negotiated price, provided that such price may not be less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof.

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

The Omnibus Agreement (other than the indemnification obligations described above) will terminate upon the earlier to occur of (i) a change of control of our General Partner or TETRA, or (ii) the third anniversary of the completion of the Offering, unless we, our General Partner, and TETRA decide to extend the term of the Omnibus Agreement.

NOTE E – INCOME TAXES

Our U.S. operations are not subject to U.S. federal income tax other than the operations that are conducted through our taxable subsidiaries. We will incur state and local income taxes in certain states of the United States in which we conduct business. We incur income taxes and will be subject to withholding requirements related to certain of our operations in Mexico, Argentina, Canada, and other foreign countries in which we operate. Furthermore, we will also incur Texas Margin Tax, which, in accordance with FASB ASC 740, is classified as an income tax for reporting purposes.

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

NOTE G – SUBSEQUENT EVENTS

On April 21, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2014 of $0.4450 per unit. This cash distribution is to be paid on May 15, 2014, to all unitholders of record as of the close of business on May 1, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 14, 2014. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

We are a provider of compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and, in certain circumstances, well monitoring and sand separation services. We provide our services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Outside of the United States, we have significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region.

Over time, oil and natural gas wells exhibit declining pressure and production. Production enhancement technologies are designed to increase daily production and total recoverable reserves. Our conventional compression-based production enhancement services are utilized to increase production by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our conventional applications include production enhancement for dry gas wells and liquid-loaded gas wells, and backside auto injection systems (“BAIS”) for liquid-loaded gas wells. Our unconventional compression-based services applications are utilized primarily in horizontal resource plays and include vapor recovery, gas lift, and casing gas system applications. During late 2013, we purchased three-stage compressor packages with higher discharge pressure for use in gas lift services applications. Gas lift involves the use of compression equipment to inject natural gas downhole in order to increase oil and liquids production, primarily in horizontal wells. In certain circumstances, in connection with our primary production enhancement services, we also provide well monitoring and automated sand separation services. While our conventional applications are primarily utilized with mature gas wells with low formation pressures, they are also effectively utilized on newer gas wells that have experienced significant production declines. Our field services are performed by our highly trained staff of regional service supervisors, optimization specialists, and field mechanics. In addition, we design and manufacture most of the compressor packages that we use to provide our services, and, in certain markets, we sell our compressor packages to oil and gas operators.

We seek to strategically grow our business through the expansion of our existing fleet and by offering additional services to our customers. In addition, as part of our strategic growth plans, we evaluate opportunities to acquire businesses and assets and intend to consider acquisition opportunities that may involve the payment of cash or the issuance of debt securities or equity, including our common units.

Increased demand for unconventional compression services applications, particularly vapor recovery, contributed to increased U.S. service revenues during the first three months of 2014 compared to the prior year period. This growth in U.S. service revenues was more than offset, however, by decreased activity levels in Mexico. In addition to the increased demand for unconventional compression services, U.S. and Canadian natural gas prices were higher compared to the prior year period, which has had a positive impact on demand and pricing for conventional compression services in these markets. As a result of this increased U.S. and Canadian services activity, the average utilization rate for our compressor fleet increased to 84.8% during the current year period compared to 83.7% during the prior year period. The growth of our U.S. unconventional compression services applications has helped reduce our overall dependence on natural gas prices, however, the level of our conventional production enhancement services operations remains generally dependent upon the demand for and prices of natural gas in the locations in which we operate. Demand for our unconventional compression services remains strong and we expect continued growth in demand for those applications. In addition, foreign compression service revenues increased compared to the prior year period, particularly in Argentina and Canada.

Decreased activity levels by our primary customer in Mexico, Petróleos Mexicanos (PEMEX), resulted in decreased compression services revenues during the three months ended March 31, 2014, compared to the prior year period. During late March 2013, we began to experience a decline in the level of activity and revenues in Mexico. We believe this decline in demand is temporary. However, any long-term increase in the levels of Mexico revenues is dependent upon the resumption of activity by PEMEX in the regions in which we operate as well as the renewal or extension of certain of our contracts, or the awarding of new contracts, with PEMEX. Recently the Mexican government implemented an energy industry reform that is designed to allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain. Regardless of the impact of this reform, we anticipate that we will continue to be dependent on PEMEX as a significant customer.

Overall, our total revenues and cost of revenues decreased during the three month period ended March 31, 2014, compared to the corresponding prior year period. These decreases reflect:
•         lower activity in Mexico;

•	improved overall utilization of the existing fleet, particularly in the U.S.;
•         increased compression services activity in Argentina and Canada;

•	growth of our unconventional compression services applications in the U.S;
•         growth of the fleet within our other international operations; and

•	decreased operating expenses driven by cost reductions in Mexico as well as overall labor and equipment cost reductions.

Despite the decreased activity levels in Mexico, our operations in Latin America remain significant, and require a significant investment in working capital, equipment, and the levels of personnel and related administrative services provided under the Omnibus Agreement and our other agreements with TETRA and its subsidiaries. In addition, our operations in Latin America are subject to potential volatility relating to our Mexico and Argentina operations as addressed in more detail under “Liquidity and Capital Resources - Cash Flows.”

How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, year-to-date, and year-to-year comparisons, and as compared to budget. This analysis is useful in identifying adverse cost trends and allows us to investigate the cause of these trends and implement remedial measures, if possible. The most significant portions of our operating expenses are for our field labor, repair and maintenance of our equipment, and the fuel and other supplies consumed while providing our services. Other materials consumed while performing our services, ad valorem taxes, other labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with the level of activities performed.

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three month period ended March 31, 2014, is provided within the results of operations sections below.

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

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Net income	$4,619	$4,539
Provision for income taxes	634	722
Depreciation and amortization	3,682	3,473
Interest expense, net	159	58
EBITDA	$9,094	$8,792

The following table reconciles cash flow from operating activities to EBITDA:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Cash flow from operating activities	$16,234	$6,764
Changes in current assets and current liabilities	(7,190)	1,476
Deferred income taxes	(67)	172
Other non-cash charges	(676)	(400)
Interest expense, net	159	58
Provision for income taxes	634	722
EBITDA	$9,094	$8,792
Average Utilization Rate of our Compressor Packages. We measure the average compressor package utilization rate of our fleet of compressor packages as the average number of compressor packages used to provide services during a particular period, divided by the average number of compressor packages in our fleet during such period. Our management primarily uses this metric to determine our future need for additional compressor packages.

The following table sets forth our historical fleet size and average number of compressor packages being utilized to provide our production enhancement services during the periods shown and our average utilization rates during those periods.

	Three Months Ended March 31,
	2014	2013
Total compressor packages in fleet (at period end)	4,054	3,843
Total compressor packages in service (at period end)	3,398	3,149
Average number of compressor packages in service (during period)(1)	3,412	3,174
Average compressor package utilization (during period)(2)	84.8%	83.7%

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

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor packages we placed into service, less the number of compressor packages we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the three month period ended March 31, 2014 is provided within the results of operations sections below.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2013. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the useful life of long-lived assets, and the collectability of accounts receivable. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of a large portion of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

	Three Months Ended March 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Combined Results of Operations	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In Thousands)
Revenues:
Compression and other services	$27,927	$29,679	$(1,752)	93.7%	96.5%	(5.9)%
Sales of compressors and parts	1,883	1,088	795	6.3%	3.5%	73.1%
Total revenues	$29,810	$30,767	$(957)	100.0%	100.0%	(3.1)%
Cost of revenues:
Cost of compression and other services	$15,154	$17,096	(1,942)	50.8%	55.6%	(11.4)%
Cost of compressors and parts sales	929	617	312	3.1%	2.0%	50.6%
Total cost of revenues	$16,083	$17,713	$(1,630)	54.0%	57.6%	(9.2)%
Selling, general and administrative expense	4,094	4,279	(185)	13.7%	13.9%	(4.3)%
Depreciation and amortization	3,682	3,473	209	12.4%	11.3%	6.0%
Interest (income) expense, net	159	58	101	0.5%	0.2%	174.1%
Other (income) expense, net	539	(17)	556	1.8%	(0.1)%	(3,270.6)%
Income before income taxes	$5,253	$5,261	$(8)	17.6%	17.1%	(0.2)%
Provision for income taxes	634	722	(88)	2.1%	2.3%	(12.2)%
Net income	$4,619	$4,539	$80	15.5%	14.8%	1.8%

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenues

Revenues during the first quarter of 2014 decreased compared to the prior year period due to decreased service revenues. This decrease in service revenues was due to a significant decrease in revenues in Mexico, which was caused by decreased activity by PEMEX, our primary customer in Mexico. In late March 2013, we began to experience a decline in demand in the northern region of Mexico for oil and gas services from this customer, and this decline has continued through the current year period. We believe this decline in demand is temporary, however, and we have seen a subsequent modest increase in activity in certain gas producing regions of Mexico that began during late 2013. However, any long-term increase in the levels of Mexico revenues is dependent upon the resumption of activity by PEMEX in the regions in which we operate as well the renewal or extension of certain contracts, or the awarding of new contracts, with PEMEX. Recently the Mexican government implemented an energy industry reform that is designed to allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain.

Decreased service revenues in Mexico were partially offset by increased revenues in the U.S., Argentina, and Canada. The increase in U.S. service revenues was primarily due to increased unconventional compression services applications activity, primarily in horizontal resource play reservoirs. This increase in higher priced unconventional services activity have resulted in increased revenues per domestic compressor unit, and we expect the growth in demand for these higher priced unconventional services to continue. In addition, increased natural gas prices in the U.S. and Canada have had a positive impact on demand and pricing for conventional compression services in these markets. We have continued to increase our compressor fleet, both in the U.S. and certain foreign markets, to serve increasing demand for services.

In addition to the increase in consolidated compression and other service revenues, there was an increase of approximately $0.8 million in revenues from sales of compressor packages and parts during the three month ended March 31, 2014, compared to the prior year period. Although sales of compressor packages are a part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast than are our revenues from compression and other services.

Cost of revenues

The decrease in cost of compression and other services during the quarter ended March 31, 2014, compared to the prior year period was due to the decreased service activity in Mexico, where we have reduced headcount, relocated assets, and taken other measures to reduce operating expenses. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues decreased to 54.3% during the current year period from 57.6% during the prior year period, despite the decrease in the higher margin Mexico activity. This improvement was due to overall efforts to decrease U.S. and Canada operating costs despite the increase in activity in these regions, and despite the increase in unconventional compression services applications, which have higher operating cost levels.

Cost of compressors and parts sales increased compared to the prior year due to the increased sales discussed above.

Selling, general and administrative expense

Selling, general and administrative expense decreased slightly for the three months ended March 31, 2014, compared to the three months ended March 31, 2014, primarily due to decreased administrative salary and personnel related expenses, including decreased equity compensation expense. These decreases were offset by approximately $0.2 million of increased provision for bad debt.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased primarily as a result of additional compressor packages placed into service as compared to the prior year period.

Interest expense

As of March 31, 2014, our total outstanding borrowing under the Credit Agreement was $32.2 million. We incurred approximately $0.1 million of interest expense in the current year period associated with these borrowings under the Credit Agreement.

Other expense, net

Other expense, net, was $0.5 million during the first quarter of 2014 compared to $0.02 million of income during the prior year period, primarily due to increased charges associated with foreign currency exchange losses.

Provision for income taxes

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations in the foreign countries in which we operate.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, operating leases, and future issuances of equity, which we believe will be sufficient to meet our working capital requirements. We believe that we have sufficient liquid assets, cash flow from operations, and borrowing capacity to meet our financial commitments, debt service obligations, and anticipated capital expenditures. We expect to fund future acquisitions and capital expenditures with cash flow generated from operations, funds borrowed under our Credit Agreement, funds received from the issuance of long-

term debt, and the issuance of additional equity. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

The continued growth in our operations, both internationally and in the U.S, requires ongoing significant capital expenditure investment. In addition to this capital expenditure investment, reduced activity levels and related increased receivable collection time from our primary customer in Mexico have resulted in increased working capital requirements. Continued growth of our operations or increased working capital requirements could result in the need for additional borrowings.

On April 23, 2014, we filed a universal shelf registration statement on Form S-3 that permits us, or our financing subsidiary, to issue up to $500 million of common units, debt securities, or other securities in one or more public offerings that we may undertake from time to time. As part of our strategic growth plans, we evaluate opportunities to acquire businesses and assets that may involve the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities (including pursuant to our Credit Agreement) or cash generated from the issuance of securities issued under our shelf registration statement.

On April 21, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2014 of $0.4450 per unit. This cash distribution is to be paid on May 15, 2014, to all unitholders of record as of the close of business on May 1, 2014.

Cash Flows

The following table summarizes our primary sources and uses of cash for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Net cash provided by operating activities	$16,234	$6,764
Net cash used in investing activities	(7,857)	(7,888)
Net cash used in financing activities	(4,964)	(2,410)

Operating Activities

Net cash from operating activities increased by $9.5 million during the three month period ended March 31, 2014 to $16.2 million compared to $6.8 million for the 2013 period. Improvements in the collection of accounts receivable, particularly in Mexico, were partially offset by changes in accounts payable and accrued expenses.

Cash provided from our Latin America operations is subject to various uncertainties including the volatility associated with interruptions caused by PEMEX budgetary decisions, uncertainties regarding the renewal of our existing customer contracts with PEMEX under their current terms and the possibility that new contracts for such projects could be awarded to our competitors, and other changes in contract arrangements, security concerns, the timing of collection of our receivables from PEMEX, and the repatriation of cash generated by our Argentina operations. During the first quarter of 2014, PEMEX represented 17.5% of our total revenues and during the first quarter of 2013, PEMEX represented 31.6% of total revenues. During 2013, we were notified by PEMEX of their intention to further extend, until June 2014, a contract that represents a majority of our Mexico revenues and that expired in June 2013. At the request of PEMEX, we are currently operating under this understanding and anticipate that we will bid on new contracts covering these activities during the first half of 2014. Based on our prior course of business with PEMEX, we anticipate that we will be awarded new contracts or be able to extend some or a majority of our activities under the extended contracts on the same or similar terms or to provide similar services under other of our contracts with PEMEX.  However, there are no assurances that our future activity levels with PEMEX will approach first quarter 2013 levels or that we will retain all of our current business with PEMEX. Recently the Mexican government implemented an energy industry reform that is designed to allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain.

Investing Activities

Capital expenditures during the three month period ended March 31, 2014, slightly decreased compared to the 2013 period, primarily due to a decrease in the number of compressor packages fabricated or upgraded during the period. During the fourth quarter of 2013, we purchased eighteen SuperJackTM compressor packages for approximately $3.6 million and subsequently deployed them in gas lift application markets. During the three months ended March 31, 2014, we also paid in advance approximately $1.9 million toward the purchase of additional SuperJackTM packages being fabricated for us by a third party. This amount is included in Other Investing Activities in our consolidated statement of cash flows for the period. Included within current year period capital expenditures were maintenance capital expenditures of $0.2 million. Our capital programs in 2014 are focused on increasing and upgrading our fleet to meet market demand. We currently plan to spend up to approximately $34 million on capital expenditures during 2014 including approximately $0.6 million of estimated maintenance capital expenditures. This level of maintenance capital expenditures reflects our decision to enter into operating leases for field vehicles in many of our operating locations rather than purchasing such field vehicles.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to our unitholders of record on the applicable record date and to our General Partner. During the three month period ended March 31, 2014, we distributed approximately $7.0 million to our unitholders and General Partner. On April 21, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2014 of $0.4450 per unit. This cash distribution is to be paid on May 15, 2014, to all unitholders of record as of the close of business on May 1, 2014.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity.

Bank Credit Facilities

On October 15, 2013, we entered into a new asset-based revolving credit agreement with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the Partnership Credit Agreement) which replaced the previous credit agreement. Under the Partnership Credit Agreement, we, along with certain of our subsidiaries, are named as borrowers, and all obligations under the New Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Partnership Credit Agreement includes a maximum credit commitment of $100.0 million that is available for letters of credit (with a sublimit of $20.0 million) and includes an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent. As of March 31, 2014, we had a balance outstanding under the Partnership Credit Agreement of $32.2 million and had availability under the Partnership Credit Agreement of $38.4 million, based upon a $71.0 million borrowing base and the $32.2 million outstanding balance.

The Partnership Credit Agreement may be used to fund our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential acquisitions. So long as we are not in default, the Partnership Credit Agreement can also be used to fund our quarterly distributions at the option of the board of directors of our general partner (provided, that after giving effect to such distributions, we will be in compliance with the financial covenants). The initial borrowings under the Credit Agreement of $24.5 million were used to repay in full all amounts outstanding under the previous credit agreement dated June 24, 2011. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Partnership Credit Agreement is October 15, 2017. Borrowings under the Partnership Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as selected by us) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on outstanding principal under the Partnership Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder of 0.375% per annum, paid quarterly in arrears. We are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Partnership Credit Agreement requires us to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 4.0 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarters basis. In addition, the Credit Agreement includes customary negative covenants, which, among other things, limits our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The Credit Agreement provides that we can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility.

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

Off Balance Sheet Arrangements

As of March 31, 2014, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first three months of 2014, there were no material changes outside the ordinary course of business in the specified contractual obligations.

During the three month period ended March 31, 2014, we borrowed $2.0 million pursuant to our bank credit agreement, resulting in an aggregate of $32.2 million outstanding. The maturity date for the bank credit agreement is October 15, 2017.

For additional information about our contractual obligations as of December 31, 2013, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual Report on Form 10-K for the year ended December 31, 2013.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “would,” “could,” “estimates,” and similar terms. These forward-looking statements include, without limitation, statements concerning our business outlook, future or expected sales, earnings, costs, expenses, acquisitions, asset recoveries, working capital, capital expenditures, financial condition, other results of operations, anticipated activities by our customers, our ability to extend or obtain contracts with our customers, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are set forth in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014, and others that may be set forth from time to time in our filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any commodities in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 14, 2014. We depend on U.S. and international demand for and production of oil and natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and cash available for distribution to our unitholders to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility. On March 31, 2014, we had a total of $32.2 million outstanding under the Partnership Credit Agreement. As interest charged on the Partnership Credit Agreement is based on a variable rate, we are exposed to floating interest rate risk on outstanding borrowings. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under the Partnership Credit Agreement. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but as of May 12, 2014, we do not have in place any interest rate hedges or forward contracts.

	Expected Maturity Date								Fair Market Value
	2014	2015	2016	2017	2018	2019	There-after	Total
	(In Thousands, Except Percentages)
As of March 31, 2014
Long-term debt:
U.S. dollar variable rate	$—	$—	$—	$32,200	$—	$—	$—	$32,200	$32,200
Weighted average interest rate	—	—	—	2.563%	—	—	—	2.563%	2.563%
Variable to fixed swaps	—	—	—	—	—	—	—	—	—
Fixed pay rate	—	—	—	—	—	—	—	—	—
Variable receive rate	—	—	—	—	—	—	—	—	—

Exchange Rate Risk

 We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 10.0% would have a $26,000 impact on our net income for the three month period ended March 31, 2014.

In October 2013, we began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2014, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Mexican peso	$2,374	13.07	4/15/2014
Forward purchase Canadian dollar	$2,238	1.10	4/15/2014
Forward purchase Argentina peso	$3,173	8.06	4/15/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 measurement). The fair value of our foreign currency derivative instruments as of March 31, 2014, is as follows:

	Balance Sheet	Fair Value at
Foreign currency derivative instruments	Location	March 31, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$—
	Current liabilities	(60)
Total		$(60)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the period ended March 31, 2014, we recognized approximately $500,000 of net gains associated with our foreign currency derivative program, and such amount is included in Other Income in the accompanying consolidated statement of operations.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2014, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Annual Report on Form 10-K filed with SEC on March 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
Jan 1 – Jan 31, 2014	—	$—	N/A	N/A
Feb 1 – Feb 28, 2014	—		N/A	N/A
March 1 – March 31, 2014	324	23.00	N/A	N/A
Total	324		N/A	N/A

(1)	Units acquired in connection with the vesting of certain employee restricted units.

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iv) Consolidated Statement of Partners’ Capital for the three months ended March 31, 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
		By:	Compressco Partners GP Inc.,
its General Partner

Date:	May 12, 2014	By:	/s/Ronald J. Foster
Ronald J. Foster, President
Principal Executive Officer

Date:	May 12, 2014	By:	/s/James P. Rounsavall
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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iv) Consolidated Statement of Partners’ Capital for the three months ended March 31, 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2014.