Form 10-Q
period 2014-06-30
Compressco Partners, L.P.
filed 2014-08-14
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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
Yes [   ]  No [ X ]
As of August 14, 2014, there were 26,868,144 Common Units and 6,273,970 Subordinated Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Compressco Partners, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Compression and other services	$30,043	$26,783	$57,970	$56,462
Sales of compressors and parts	2,065	1,341	3,948	2,429
Total revenues	32,108	28,124	61,918	58,891
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and other services	16,227	16,164	31,381	33,259
Cost of compressors and parts sales	1,066	753	1,995	1,370
Total cost of revenues	17,293	16,917	33,376	34,629
Selling, general, and administrative expense	5,008	4,235	9,102	8,515
Depreciation and amortization	3,751	3,533	7,433	7,006
Interest expense, net	145	109	304	167
Other (income) expense, net	498	240	1,037	223
Income before income tax provision	5,413	3,090	10,666	8,351
Provision for income taxes	534	612	1,168	1,334
Net income	$4,879	$2,478	$9,498	$7,017
General partner interest in net income	$98	$50	$190	$141
Common units interest in net income	$2,853	$1,446	$5,554	$4,092
Subordinated units interest in net income	$1,928	$982	$3,754	$2,784
Net income per common unit:
Basic	$0.31	$0.16	$0.60	$0.44
Diluted	$0.30	$0.15	$0.59	$0.44
Weighted average common units outstanding:
Basic	9,284,500	9,227,136	9,280,242	9,221,763
Diluted	9,370,041	9,330,128	9,343,188	9,303,734
Net income per subordinated unit:
Basic and diluted	$0.31	$0.16	$0.60	$0.44
Weighted average subordinated units outstanding:
Basic and diluted	6,273,970	6,273,970	6,273,970	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,879	$2,478	$9,498	$7,017
Foreign currency translation adjustment	77	(67)	(2,891)	(94)
Comprehensive income	$4,956	$2,411	$6,607	$6,923

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,840	$9,477
Trade accounts receivable, net of allowances for doubtful accounts of $809 in 2014 and $600 in 2013	20,784	23,819
Inventories	15,505	14,029
Deferred tax asset	533	57
Prepaid expenses and other current assets	1,438	1,597
Total current assets	49,100	48,979
Property, plant, and equipment:
Land and building	2,177	2,178
Compressors and equipment	182,236	176,592
Vehicles	12,339	12,892
Construction in progress	—	—
Total property, plant, and equipment	196,752	191,662
Less accumulated depreciation	(95,304)	(89,648)
Net property, plant, and equipment	101,448	102,014
Other assets:
Goodwill	72,161	72,161
Deferred tax asset	1,549	937
Other assets	2,549	1,018
Total other assets	76,259	74,116
Total assets	$226,807	$225,109
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$4,213	$4,854
Accrued liabilities and other	5,431	4,881
Accrued payroll and benefits	860	826
Amounts payable to affiliates	5,065	4,210
Deferred tax liabilities	1,396	2,134
Total current liabilities	16,965	16,905
Other liabilities:
Long-term debt, net	37,851	29,959
Deferred tax liabilities	5,437	4,477
Other long-term liabilities	52	52
Total other liabilities	43,340	34,488
Commitments and contingencies
Partners' capital:
General partner interest	3,069	3,158
Common units (9,296,144 units issued and outstanding at June 30, 2014 and 9,240,490 units issued and outstanding at December 31, 2013)	102,436	104,887
Subordinated units (6,273,970 units issued and outstanding)	63,475	65,258
Accumulated other comprehensive income (loss)	(2,478)	413
Total partners' capital	166,502	173,716
Total liabilities and partners' capital	$226,807	$225,109

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
		Limited Partners
	General Partner	Common Unitholders	Subordinated Unitholder

Balance at December 31, 2013	$3,158	$104,887	$65,258	$413	$173,716
Net income	190	5,554	3,754	—	9,498
Distributions ($0.8825 per unit)	(279)	(8,442)	(5,537)	—	(14,258)
Equity compensation	—	437	—	—	437
Other comprehensive income (loss)	—	—	—	(2,891)	(2,891)
Balance at June 30, 2014	$3,069	$102,436	$63,475	$(2,478)	$166,502

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$9,498	$7,017
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	7,433	7,006
Provision for deferred income taxes	(141)	(144)
Equity compensation expense	437	693
Provision for doubtful accounts	212	21
Other non-cash charges and credits	153	—
Loss on sale of property, plant, and equipment	266	185
Changes in operating assets and liabilities:
Accounts receivable	2,765	(7,925)
Inventories	(1,434)	1,189
Prepaid expenses and other current assets	5	77
Accounts payable and accrued expenses	2,043	5,121
Other	(281)	149
Net cash provided by operating activities	20,956	13,389
Investing activities:
Purchases of property, plant, and equipment, net	(10,882)	(14,872)
Advances and other investing activities	(1,405)	(15)
Net cash used in investing activities	(12,287)	(14,887)
Financing activities:
Proceeds from long-term debt	7,348	11,444
Distributions	(14,258)	(13,399)
Net cash used in financing activities	(6,910)	(1,955)
Effect of exchange rate changes on cash	(396)	(40)
Increase (decrease) in cash and cash equivalents	1,363	(3,493)
Cash and cash equivalents at beginning of period	9,477	12,966
Cash and cash equivalents at end of period	$10,840	$9,473
Supplemental cash flow information:
Income taxes paid	$997	$1,711

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

As a result of transactions entered into subsequent to June 30, 2014, we have significantly expanded our operations through the acquisition of Compressor Systems, Inc. (CSI). See Note B - Acquisition for further discussion.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2014, and for the three and six month periods ended June 30, 2014 and 2013, include all normal recurring adjustments that are necessary to provide a fair statement of our results for the interim periods. Operating results for the period ended June 30, 2014 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2014.

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

Beginning with the three month period ended September 30, 2013, certain ad valorem tax expenses for operating equipment have been classified as cost of compression and other services instead of being included in general and administrative expense as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period presentation. The amount of such reclassification is $0.3 million and $0.7 million for the three and six month periods ended June 30, 2013, respectively. This reclassification had no effect on net income for any of the periods presented. This revised presentation results in a presentation that is consistent with other reporting entities in our industry.

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

Financial Instruments

The fair values of our financial instruments, which include cash, accounts receivable, accounts payable, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts.

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

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	9,284,500	6,273,970	9,280,242	6,273,970
Nonvested units outstanding	85,541	—	62,946	—
Average diluted units outstanding	9,370,041	6,273,970	9,343,188	6,273,970

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	9,227,136	6,273,970	9,221,763	6,273,970
Nonvested units outstanding	102,992	—	81,971	—
Average diluted units outstanding	9,330,128	6,273,970	9,303,734	6,273,970

Accumulated Other Comprehensive Income (Loss)

Certain of our foreign operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three month periods ended June 30, 2014 and 2013, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Balance, beginning of period	$(2,555)	$977	$413	$1,004
Foreign currency translation adjustment	77	(67)	(2,891)	(94)
Balance, end of period	$(2,478)	$910	$(2,478)	$910

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

On April 21, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2014 of $0.4450 per unit. This distribution equates to a distribution of $1.78 per outstanding unit on an annualized basis. This cash distribution was paid on May 15, 2014 to all unitholders of record as of the close of business on May 1, 2014.

Subsequent to June 30, 2014, on July 11, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2014 of $0.4525 per unit. This distribution equates to a distribution of $1.81 per outstanding unit, or approximately $28.8 million, on an annualized basis. This cash distribution is to be paid on August 15, 2014 to all unitholders of record as of the close of business on July 21, 2014.

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

We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 measurement). A summary of these fair value measurements as of June 30, 2014, is as follows:

		Fair Value Measurements Using
Description	Total as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	(81)	—	$(81)	—
	$(81)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for our first quarter in fiscal 2017 under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE B – ACQUISITION

Acquisition of Compressor Systems, Inc.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of Compressor Systems, Inc. (CSI), a Delaware corporation, for $825.0 million cash (the CSI Acquisition). The purchase price is subject to an adjustment based on working capital. CSI owns one of the largest fleets of natural gas compression equipment in the U.S. Headquartered in Midland, Texas, CSI fabricates, sells, and maintains natural gas compressors and provides a full range of compression products and services that cover a wide range of the natural gas production and transportation cycle to a broad customer base. CSI derives revenues through three primary business lines: service operations, unit sales, and aftermarket services. Strategically, the acquisition is expected to afford us the opportunity to capture significant synergies associated with our product and service offerings and our fabrication and manufacturing operations, further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits.

The CSI Acquisition purchase price was funded from (i) the issuance of 7.25% Senior Notes due 2022 in the aggregate principal amount of $350.0 million by us and one of our subsidiaries, Compressco Finance, Inc. (the 7.25% Senior Notes) resulting in net proceeds of $337.8 million ($350.0 million aggregate principal amount), (ii) the issuance by us (the Common Unit Issuance) of 15,280,000 common units (the New Units) in an underwritten public offering resulting in the net proceeds of $346.0 million ($359.1 million gross proceeds less commissions), and (iii) a portion of $210.0 million borrowed under our new $400.0 million bank revolving credit facility (the New Credit Facility).

In connection with the Common Unit Issuance, we granted an option to the underwriters (subject to certain terms and conditions as set forth in the Underwriting Agreement) to purchase up to 2,292,000 common units at the public offering price of $23.50 per common unit, less the underwriting discount. On August 11, 2014, the underwriters exercised their option and purchased all 2,292,000 additional common units for $23.50 resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount).

Following the underwriters' purchase of the 2,292,000 additional units, the total amount of New Units issued is 17,572,000. A subsidiary of our General Partner purchased 1,391,113 of the New Units. Additionally, our General Partner contributed approximately $7.3 million following the issuance of the New Units and subsequently contributed approximately $1.1 million following the issuance of the additional common units upon the exercise of the underwriters' option in order to maintain its approximately 2% general partner interest in the Partnership.

Our preliminary allocation of the purchase price to the estimated fair value of the CSI net assets is as follows (in thousands):

Current assets	$112,147
Property and equipment	559,507
Intangible and other assets	236,738
Total assets acquired	908,392

Current liabilities	83,392
Long-term debt	—
Other long-term liabilities	—
Total liabilities assumed	83,392
Net assets acquired	$825,000
The actual allocation of the CSI Acquisition purchase price will be based on the CSI balance sheet as of the August 4, 2014 closing date and the finalization of fair value measurements. The final purchase price allocation could differ materially from the above summary. Actual purchase price allocation amounts will be disclosed in subsequent filings. CSI Acquisition-related costs of approximately $0.9 million were incurred during the three months ended June 30, 2014 related to external legal fees and due diligence costs. These costs have been recognized in selling, general, and administrative expenses in the consolidated statement of operations.

Approximately $0.2 million of deferred financing costs were incurred as of June 30, 2014. Additional acquisition and financing costs will be incurred and recorded during the third quarter of 2014.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the acquisition of CSI as if the transaction had occurred at the beginning of the periods presented. The pro forma information includes the impact from the preliminary allocation of the acquisition purchase price for the acquisition on depreciation and amortization. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred at the beginning of the periods presented or the future results that we will achieve after the transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Amounts)

Revenues	$109,426	$114,669	$232,267	$259,119
Depreciation and amortization	18,398	17,501	36,527	34,534
Net income	2,984	3,289	7,898	13,270

Per share information:
Net income per common unit:
Basic	$0.09	$0.10	$0.25	$0.42
Diluted	$0.09	$0.10	$0.25	$0.42

Net income per subordinated unit:
Basic and diluted	$0.09	$0.10	$0.25	$0.42

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30,	December 31,
		2014	2013
		(In Thousands)
	Scheduled Maturity
Previous Credit Agreement	June 24, 2015	—	29,959
Credit Agreement	October 15, 2017	37,851	—
Total debt		37,851	29,959
Less current portion		—	—
Total long-term debt		$37,851	$29,959

7.25% Senior Notes

On July 29, 2014, we and one of our indirect wholly owned subsidiaries, Compressco Finance Inc., a Delaware corporation (we, together with Compressco Finance, the Issuers), and the guarantors named therein (the Guarantors and, together with the Issuers, the Obligors), entered into the Note Purchase Agreement (the Note Purchase Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of the initial purchasers named therein (collectively, the Initial Purchasers) related to the issuance and sale by the Issuers to the Initial Purchasers of $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes due 2022 (the 7.25% Senior Notes) in a private offering (the Offering) exempt from the registration requirements under the Securities Act of 1933, as amended (the Securities Act). The Note Purchase Agreement contains customary representations and warranties of the parties thereto and indemnification and contribution provisions under which the Obligors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The Issuers closed the Offering on August 4, 2014. Their obligations under the 7.25% Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis initially by each of our domestic restricted subsidiaries (other than Compressco Finance) that guarantee our other indebtedness. The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the Securities) were issued pursuant to an indenture described below.

We used the net proceeds of the Offering of approximately $337.8 million (consisting of $350.0 million aggregate principal amount net of a $5.2 million discount and certain fees and offering expenses) to fund a portion of the $825.0 million cash purchase price for the CSI Acquisition, to pay certain acquisition expenses and to repay a portion of outstanding borrowings under our previous Credit Agreement dated October 15, 2013.

Pursuant to the Note Purchase Agreement, CSI and any domestic subsidiaries of CSI required to guarantee the 7.25% Senior Notes pursuant to the indenture governing the 7.25% Senior Notes were joined as parties to the Note Purchase Agreement pursuant to a purchase agreement joinder, dated August 4, 2014.

The Obligors issued the Securities pursuant to the Indenture dated as of August 4, 2014 (the Indenture) by and among the Obligors and U.S. Bank National Association, as trustee (the Trustee). The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the 7.25% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The 7.25% Senior Notes are scheduled to mature on August 15, 2022.

On and after August 15, 2017, we may on one or more occasions redeem the 7.25% Senior Notes, in whole or in part, upon not less than 30-days’ nor more than 60-days’ prior notice, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest and liquidated damages thereon, if any, to the applicable redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on August 15 of the years indicated below:

Date	Price
2017	105.438%
2018	103.625%
2019	101.813%
2020 and after	100.000%

In addition, any time or from time to time before August 15, 2017, we may redeem all or a part of the 7.25% Senior Notes at a redemption price equal to 100% of the principal amount of the 7.25% Senior Notes redeemed, plus an applicable "make whole" prepayment premium and interest up to the redemption date.

Prior to August 15, 2017, we may, on one or more occasions, redeem up to 35% of the principal amount of the 7.25% Senior Notes with an amount of cash not greater than the amount of the net cash proceeds from one or more equity offerings at a redemption price equal to 107.250% of the principal amount of the 7.25% Senior Notes to be redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, as long as (a) at least 65% of the aggregate principal amount of the 7.25% Senior Notes originally issued on the issue date (excluding notes held by us and our subsidiaries) remains outstanding after such redemption; and (b) the redemption occurs within 180 days after the date of the closing of the equity offering.

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.25% Senior Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable.

The offer and sale of the Securities were not registered under the Securities Act or applicable state securities laws, and the Securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. In connection with the Offering of the 7.25% Senior Notes, the Obligors entered into the Registration Rights Agreement dated as of August 4, 2014 (the Registration Rights Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers, obligating the Obligors to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission (the SEC) registering an exchange offer by the Obligors that would allow holders of the Securities to exchange their restricted Securities for registered freely tradable notes having substantially the same terms as the Securities and evidencing the same indebtedness as the restricted Securities. Under certain circumstances, in lieu of a registered exchange offer, the Obligors must use commercially reasonable efforts to file a shelf registration statement for the resale of the Securities. If, among other things, such exchange offer registration statement is not declared effective by the SEC on or prior to 365 days after the closing of the Offering, or the exchange offer has not been consummated within 30 business days following the expiration of the 365-day period following the closing of the Offering to have an exchange offer registration statement declared effective by the SEC, the Obligors will be required to pay to the holders of the 7.25% Senior Notes liquidated damages in an amount equal to 0.25% per annum on the principal amount of the 7.25% Senior Notes held by such holder during the 90-day period immediately following the occurrence of such registration default, and if such registration default is not cured, such amount of liquidated damages shall increase by 0.25% per annum at the end of such 90-day period, such that the maximum amount of liquidated damages for all registration defaults would be one-half of one percent (0.5%) per annum.

Bank Credit Facilities

On August 4, 2014, in connection with the CSI Acquisition, we entered into a new credit agreement (the New Credit Agreement), and we borrowed $210.0 million, which was used to fund, in part, our $825.0 million CSI Acquisition purchase price. In addition, the New Credit Agreement borrowings were also used to pay fees and expenses related to the CSI Acquisition, the 7.25% Senior Notes offering, and the New Credit Agreement, and to repay the $38.1 million balance outstanding under our previous Credit Agreement dated October 15, 2013, which was then terminated. Approximately $0.8 million of deferred financing costs associated with that terminated Credit Agreement will be expensed and charged to income during the third quarter of 2014. Under the New Credit Agreement, we and our subsidiary, Compressco Partners Sub, Inc., were named as the borrowers, and all obligations under the New Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries, other than domestic subsidiaries that are wholly owned by foreign subsidiaries. The New Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million).

The New Credit Agreement is available to provide our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as we are not in default, the New Credit Agreement can also be used to fund our quarterly distributions at the option of the board of directors of our General Partner (provided that after giving effect to such distributions, the borrowers will be in compliance with the financial covenants). Borrowings under the New Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the New Credit Agreement is August 4, 2019.

Borrowings under the New Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage-based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3)

LIBOR (adjusted to reflect any required bank reserves) for a one month interest period on such day plus 1.00% per annum. Initially, from the closing date until the delivery of the financial statements for the first full fiscal quarter after closing, LIBOR based loans will have an applicable margin of 2.75% per annum, and base rate loans will have an applicable margin of 1.75% per annum; thereafter, the applicable margin will range between 1.75% and 2.50% per annum for LIBOR based loans and 0.75% and 1.50% per annum for base rate loans based on our consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under the New Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder initially at the rate of 0.50% per annum until the delivery of the financial statements for the first full quarter after the closing date and thereafter at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on our consolidated total leverage ratio. We are required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

The New Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Credit Agreement provides that we can make distributions to holders of our common and subordinated units, but only if there is no default or event of default under the facility.

All obligations under the New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets of our existing and future domestic subsidiaries, and all of the capital stock of our existing and future subsidiaries (limited in the case of foreign subsidiaries, to 66% of the voting stock of first tier foreign subsidiaries to the extent security over a greater percentage would result in a material tax liability).

NOTE D – MARKET RISKS AND DERIVATIVE CONTRACTS

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

Foreign Currency Derivative Contracts

In October 2013, we began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of June 30, 2014, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Argentina peso	$3,694	8.26	7/18/2014
Forward purchase Canadian dollar	$1,891	1.07	7/18/2014
Forward purchase Mexican peso	$2,129	13.01	7/18/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 measurement). The fair value of our foreign currency derivative instruments as of June 30, 2014, is as follows:

	Balance Sheet	Fair Value at
Foreign currency derivative instruments	Location	June 30, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$—
	Current liabilities	(81)
Total		$(81)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the six month period ended June 30, 2014, we recognized approximately $0.2 million of net gains associated with our foreign currency derivative program, and such amount is included in other income in the accompanying consolidated statement of operations.

NOTE E – RELATED PARTY TRANSACTIONS

Set forth below is a description of one of the agreements we entered into with related parties in connection with the completion of our initial public offering (the IPO) on June 20, 2011. This description is not a complete discussion of this agreement and is qualified in its entirety by reference to the full text of the complete agreement, which is filed, along with other agreements, as exhibits to our filings with the SEC.

Omnibus Agreement

On June 20, 2014, Compressco Partners, L.P. (the Partnership), Compressco Partners GP Inc. (the General Partner) and TETRA Technologies, Inc. (TETRA) entered into a First Amendment to Omnibus Agreement (the First Amendment). The First Amendment revised the Omnibus Agreement previously entered into by the Partnership, the General Partner and TETRA on June 20, 2011 (as amended, the Omnibus Agreement) to extend the term thereof. The Omnibus Agreement originally provided that it would terminate upon the earlier of (i) a change of control of the General Partner or TETRA, or (ii) the third anniversary thereof, or June 20, 2014. The First Amendment provides that the Omnibus Agreement will continue and terminate on the earlier of (i) a change of control of the General Partner or TETRA, or (ii) upon any party providing at least 180 days' prior written notice of termination.

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

TETRA will indemnify us for tax liabilities attributable to the operations of our assets prior to the IPO. This indemnity obligation shall survive until sixty days following the expiration of the applicable statute of limitations.

TETRA and General Partner Ownership

As discussed in Note B - Acquisition, to finance a portion of the $825.0 million CSI Acquisition purchase price, we completed the Common Unit Issuance in which we sold 15,280,000 additional common units for net proceeds of $346.0 million. TETRA, through a subsidiary of our General Partner, purchased 1,391,113 of the common units issued in the Common Unit Issuance for approximately $32.7 million. In addition, in connection with our Common Unit Issuance, our General Partner made a $7.3 million capital contribution in order to maintain its approximate 2% general partnership interest in us. Following the August 11, 2014, exercise by the underwriters of their option to purchase 2,292,000 additional common units, our General Partner made an additional $1.1 million capital contribution in order to maintain its approximate 2% general partnership interest in us.

Prior to the Common Unit Issuance and other transactions described above, TETRA's ownership in us was approximately 82% through its aggregate ownership of common units, subordinated units and indirect general partner interest plus incentive distribution rights. Common units held by the public represented an approximately 18% ownership in us prior to the above transactions. However, following the CSI Acquisition, the completion of our Common Unit Issuance, and the underwriters' exercise of their option to purchase additional common units, TETRA's ownership interest in us is approximately 44% and the common units held by the public represent an approximate 56% interest in us. TETRA's ownership is through its wholly owned subsidiaries and consists of approximately 42% of the limited partner interests plus the approximately 2% general partner interest, through which it holds incentive distribution rights.

NOTE F – INCOME TAXES

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

In connection with the CSI Acquisition, we and the seller of CSI will make a joint Section 338(h) (10) election to treat the purchase of CSI as an asset acquisition for U.S. federal income tax purposes. Accordingly, no federal deferred tax assets or liabilities will be recorded as part of the acquisition.

NOTE G – COMMITMENTS AND CONTINGENCIES

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

NOTE H – SUBSEQUENT EVENTS

On July 11, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2014 of $0.4525 per unit. This cash distribution is to be paid on August 15, 2014 to all unitholders of record as of the close of business on July 21, 2014.

On July 11, 2014 the Board confirmed that the conditions set forth in the definition of the Subordination Period contained in our Partnership Agreement will be met upon the payment of the August 15, 2014 cash distribution discussed above. As a result, effective August 18, 2014, the 6,273,970 subordinated units held by TETRA and its affiliates will automatically convert on a one-for-one basis into common units. After the conversion of these subordinated units, we will no longer have any subordinated units outstanding and our common units will no longer be entitled to arrearages in cash distributions. The conversion of our subordinated units does not impact the amount of cash distributions we pay or the total number of our outstanding units. We issued the subordinated in connection with our June 2011 IPO.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, we acquired, through one of our subsidiaries, all of the outstanding capital stock of CSI for $825.0 million, subject to an adjustment for working capital. To finance the purchase price of the CSI Acquisition, we issued the 7.25% Senior Notes, borrowed under our New Credit Agreement, and issued additional common units. See Note B - Acquisition and Note C - Long-Term Debt and Other Borrowings for further discussion.

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

Business Overview

As a result of our August 4, 2014, acquisition of Compressor Systems, Inc. (CSI), our operations have been significantly expanded. Our revenues, gross profit, general and administrative expenses, interest expense, and pretax earnings are expected to be significantly affected. For further discussion of the CSI acquisition, see below.

Over time, oil and natural gas wells exhibit declining pressure and production. Production enhancement technologies are designed to increase daily production and total recoverable reserves. Our conventional compression-based production enhancement services are utilized to increase production by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our conventional applications include production enhancement for dry gas wells and liquid-loaded gas wells, and including backside auto injection systems (“BAIS”) for liquid-loaded gas wells. Our unconventional compression-based services applications are utilized primarily in horizontal resource plays and include vapor recovery, gas lift, and casing gas system applications. We have capitalized on the increasing demand for these unconventional compression-based services over the past year as a result of increased oil and liquids production primarily associated with horizontal resource plays. During late 2013, we purchased three-stage compressor packages with higher discharge pressure for use in gas lift services applications. Gas lift involves the use of compression equipment to inject natural gas downhole in order to increase oil and liquids production, primarily in horizontal wells. As a result of the acquisition of all of the outstanding capital stock of CSI (the CSI Acquisition), we have significantly expanded our operations and now design and fabricate natural gas reciprocating and rotary screw compressor units up to 8,000 horsepower for use in our service fleet and for sale to our broadened customer base.

Increased demand for unconventional compression services applications, particularly vapor recovery, contributed to increased U.S. and Canadian service revenues during the six months ended June 30, 2014 compared to the prior year period. This growth in U.S. service revenues was more than offset, however, by decreased activity levels in Mexico over the six month period. In addition to the increased demand for unconventional compression services, U.S. and Canadian natural gas prices were higher compared to the prior year period, which has had a positive impact on demand and pricing for conventional compression services in these markets. As a result of this increased U.S. and Canadian services activity, the average utilization rate for our compressor fleet increased to 86.5% during the current year period compared to 84.3% during the prior year period. The growth of our U.S. unconventional compression services applications has helped reduce our overall dependence on natural gas prices, however, the level of our conventional production enhancement services operations remains generally dependent upon the demand for and prices of natural gas in the locations in which we operate. Demand for our unconventional compression services remains strong and we expect continued growth in demand for those applications. In addition, foreign compression service revenues increased compared to the prior year period, particularly in Mexico.

Increased activity levels by our primary customer in Mexico, Petróleos Mexicanos (PEMEX), resulted in increased compression services revenues during the three months ended June 30, 2014, compared to the prior year period. During late March 2013, we began to experience a decline in the level of activity and revenues in Mexico. The renewal and extension of certain contracts with PEMEX during the second quarter of 2014, along with continuing modest increases in PEMEX activity levels in Mexico, cause us to believe that demand for compression services will continue to increase going forward. However, any long-term increase in the levels of revenues for compression services provided in Mexico is dependent upon the activity levels by PEMEX in the regions in which we operate as well as the granting of additional future renewals or extensions of certain of our other contracts, or the awarding of new contracts, with PEMEX. The Mexican government is in the process of enacting legislation pursuant to recent energy industry reform designed to allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain. Regardless of the impact of this reform, we anticipate that we will continue to be dependent on PEMEX as a significant customer.

Overall, our total revenues and cost of revenues increased during the three month period ended June 30, 2014, compared to the corresponding prior year period. These increases reflect:
•         increased activity in Mexico;

•	improved overall utilization of the existing fleet, particularly in the U.S.;
•        increased compression services activity in Argentina and Canada;

•	growth of our unconventional compression services applications in the U.S;
•        growth of the fleet within our other international operations; and

•	decreased operating expenses as a percentage of service revenues driven by cost reductions in Mexico as well as overall labor and equipment cost reductions.

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

On August 4, 2014, we completed the CSI Acquisition. CSI has three primary business lines: service operations, unit sales, and aftermarket services. Through these business lines, CSI provides a full range of products and services that cover a wide range of compression needs throughout the gas production and transportation cycle to a broad customer base. CSI owns the largest fleet of natural gas compression equipment in the U.S. With the acquisition of CSI, we have effected a significant change in the composition of our operations and our capital structure. The acquisition of CSI increases our total horsepower (HP) offering from approximately 187,000 to over 1,045,000, and will allow us utilize an expanded range of compressor packages (from 20 HP to 2,370 HP units) to provide compression services to customers. The CSI Acquisition dramatically expands our participation in the higher horsepower market, complementing our existing strong presence in the low horsepower services market. It is anticipated that this expansion of our service offerings will allow us to participate in the compression market at a broader level. Strategically, the acquisition is expected to afford us the opportunity to capture significant synergies associated with our product and service offerings, our fabrication and manufacturing operations, the further penetration into new and existing markets, administrative efficiencies, and other strategic benefits.

The CSI Acquisition purchase price was funded from (i) the issuance of 7.25% Senior Notes due 2022 in the aggregate principal amount of $350.0 million by us and our subsidiary, Compressco Finance, Inc., (the 7.25% Senior Notes) resulting in net proceeds of $337.8 million (after deducting a $5.2 million discount and certain transaction related fees), (ii) the issuance by us of 15,280,000 common units (the New Units) in an underwritten public offering resulting in net proceeds of $346.0 million, and (iii) a portion of the $210.0 million borrowed under our new $400 million bank revolving credit facility (the New Credit Agreement). A subsidiary of our General Partner purchased 1,391,113 of the New Units for approximately $32.7 million. On August 11, 2014, the underwriters exercised their option to purchase 2,292,000 additional common units for $23.50 resulting in additional net proceeds of $51.7 ($53.9 million less $2.2 underwriting discount and fees). We intend to use a significant portion, if not all, of the proceeds generated from the exercise of this option to reduce indebtedness outstanding under the New Credit Agreement. Our General Partner contributed approximately $8.4 million in order to maintain its approximately 2% general partner interest in us following the Offering of the New Units and the additional common units issued upon the exercise of the underwriters' option.

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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three month period ended June 30, 2014, is provided within the results of operations sections below.

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

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Net income	$4,879	$2,478	$9,498	$7,017
Provision for income taxes	534	612	1,168	1,334
Depreciation and amortization	3,751	3,533	7,433	7,006
Interest expense, net	145	109	304	167
EBITDA	$9,309	$6,732	$18,403	$15,524

The following table reconciles cash flow from operating activities to EBITDA:

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Cash flow from operating activities	$20,956	$13,389
Changes in current assets and current liabilities	(3,098)	1,389
Deferred income taxes	141	144
Other non-cash charges	(1,068)	(899)
Interest expense, net	304	167
Provision for income taxes	1,168	1,334
EBITDA	$18,403	$15,524

Following the acquisition of CSI, there will be a significant impact on EBITDA going forward.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total compressor packages in fleet (at period end)	4,072	3,949	4,072	3,949
Total compressor packages in service (at period end)	3,535	3,290	3,535	3,290
Average number of compressor packages in service (during period)(1)	3,467	3,220	3,481	3,244
Average compressor package utilization (during period)(2)	85.3%	82.6%	86.5%	84.3%

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

Following the closing of the CSI Acquisition, based upon information regarding the CSI fleet, we will have, on a combined basis, a fleet of approximately 6,295 compressor packages with an approximate total horsepower of 1,045,000 (including utilized horsepower of 901,000) and a compressor package horsepower range of 20 to 2,370. We expect the CSI Acquisition to further enhance our operations in the United States. CSI’s operations will significantly expand our manufacturing and unit sales capabilities as well as our service offerings.

Net Increase in Compressor Fleet Size. We define the net increase in our compressor fleet size during a given period of time as the difference between the number of compressor packages we placed into service, less the number of compressor packages we removed from service. Management uses this metric to evaluate our operating performance and specifically the effectiveness of our marketing efforts. Additional information regarding changes in the size of our compressor fleet for the three month period ended June 30, 2014 is provided within the results of operations sections below.

Critical Accounting Policies

Other than as described below, there have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2013. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the useful life of long-lived assets, the collectability of accounts receivable, and the allocation of acquisition purchase price. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of a large portion of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Acquisition Purchase Price Allocations

We account for acquisitions of businesses using the purchase method, which requires the allocation of the purchase price based on the fair values of the assets and liabilities acquired. We estimate the fair values of the assets and liabilities acquired using accepted valuation methods, and, in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. We will account for the various assets (including intangible assets) and liabilities acquired with the CSI Acquisition based on our estimate of fair values. Goodwill represents the excess of acquisition purchase price over the estimated fair values of the net assets acquired. Our estimates and judgments of the fair value of acquired businesses are imprecise, and the use of inaccurate fair value estimates could result in the improper allocation of the acquisition purchase price to acquired assets and liabilities, which could result in asset impairments, the recording of previously unrecorded liabilities, and other financial statement adjustments. The difficulty in estimating the fair values of acquired assets and liabilities is increased during periods of economic uncertainty.

Results of Operations

Following the closing of the CSI Acquisition, which occurred on August 4, 2014, we anticipate a significant impact on our combined results of operations. For the twelve months ended September 30, 2013, CSI had aggregate revenues of $345.6 million. During this period, $145.7 million was derived from service operations, $144.6 million was derived from unit sales, $55.3 million was derived from aftermarket services and net cash provided by operating activities was $101.4 million. For the three and six month periods ended June 30, 2014, CSI had aggregate revenues of $77.3 million and $170.4 million, respectively.

	Three Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Combined Results of Operations	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In Thousands)
Revenues:
Compression and other services	$30,043	$26,783	$3,260	93.6%	95.2%	12.2%
Sales of compressors and parts	2,065	1,341	724	6.4%	4.8%	54.0%
Total revenues	32,108	$28,124	$3,984	100.0%	100.0%	14.2%
Cost of revenues:
Cost of compression and other services	16,227	$16,164	63	50.5%	57.5%	0.4%
Cost of compressors and parts sales	1,066	753	313	3.3%	2.7%	41.6%
Total cost of revenues	17,293	$16,917	$376	53.9%	60.2%	2.2%
Selling, general and administrative expense	5,008	4,235	773	15.6%	15.1%	18.3%
Depreciation and amortization	3,751	3,533	218	11.7%	12.6%	6.2%
Interest (income) expense, net	145	109	36	0.5%	0.4%	33.0%
Other (income) expense, net	498	240	258	1.6%	0.9%	107.5%
Income before income taxes	5,413	$3,090	$2,323	16.9%	11.0%	75.2%
Provision for income taxes	534	612	(78)	1.7%	2.2%	(12.7)%
Net income	$4,879	$2,478	$2,401	15.2%	8.8%	96.9%

Three months ended June 30, 2014 compared to three months ended June 30, 2013

As a result of our August 4, 2014, acquisition of CSI, our operations have been significantly expanded. Our product and compression services revenues, gross profit, general and administrative expenses, interest expense, and pretax earnings are expected to be significantly affected. For the three months ended June 30, 2014, CSI had revenues of $77.3 million.

Revenues

Revenues during the second quarter of 2014 increased compared to the prior year period primarily due to increased service revenues in the U.S. and Mexico. The increase in U.S. service revenues was primarily due to increased unconventional compression services applications activity, primarily in horizontal resource play reservoirs. This increase in higher priced unconventional services activity have resulted in increased revenues per domestic compressor unit, and we expect the growth in demand for these higher priced unconventional services to continue. In addition, increased natural gas prices in the U.S. and Canada have had a positive impact on demand and pricing for conventional compression services in these markets. We have continued to increase our compressor fleet, both in the U.S. and certain foreign markets, to serve increasing demand for services.

The increase in Mexico service revenues is related to increased activity by PEMEX during the current year quarter compared to the prior year period. In addition, the June 2014 contract renewal and award of certain contracts with PEMEX is expected to generate additional increased compression services activity levels going forward. However, any continued long-term increase in the levels of Mexico revenues for compression services is dependent upon increased activity by PEMEX in the regions in which we operate as well as the granting of additional future renewals or extensions of certain contracts, or the awarding of new contracts, with PEMEX. Recently the Mexican government implemented an energy industry reform that is designed to allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain.

In addition to the increase in consolidated compression and other service revenues, there was an increase of approximately $0.7 million in revenues from sales of compressor packages and parts during the three month ended June 30, 2014, compared to the prior year period. Although sales of compressor packages are a part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast than are our revenues from compression and other services.

Cost of revenues

The slight increase in cost of compression and other services during the quarter ended June 30, 2014, compared to the prior year period was due to the increased service activity in the U.S. and Mexico as discussed above. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues decreased to 54.0% during the current year period from 60.3% during the prior year period. This improvement was due to overall efforts to decrease U.S. and Canada operating costs despite the increase in activity in these regions, and despite the increase in unconventional compression services applications, which have higher operating cost levels.

Cost of compressors and parts sales increased compared to the prior year due to the increased sales discussed above.

Selling, general and administrative expense

Selling, general and administrative expense increased for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to increased professional services expenses of approximately $0.9 million associated with the CSI Acquisition. Professional services expenses and transaction costs associated with the CSI Acquisition are expected to significantly increase in the third quarter of 2014.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased primarily as a result of additional compressor packages placed into service as compared to the prior year period.

Interest expense

As of June 30, 2014, our total outstanding borrowing under our credit facility was $37.9 million. We incurred approximately $0.1 million of interest expense in the current year period associated with these borrowings under the credit facility. Interest expense is expected to significantly increase beginning in the third quarter of 2014, following the issuance of the 7.25% Senior Notes and the borrowings under the New Credit Facility in connection with the CSI Acquisition.

Other expense, net

Other expense, net, was $0.5 million during the second quarter of 2014 compared to $0.2 million of expense during the prior year period, primarily due to increased charges associated with foreign currency exchange losses.

Provision for income taxes

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiary. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations in the foreign countries in which we operate. Our provision for income taxes decreased compared to the prior year period, despite increased pretax earnings, as earnings from our taxable subsidiaries decreased.

	Six Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Combined Results of Operations	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In Thousands)
Revenues:
Compression and other services	$57,970	$56,462	$1,508	93.6%	95.9%	2.7%
Sales of compressors and parts	3,948	2,429	1,519	6.4%	4.1%	62.5%
Total revenues	61,918	$58,891	$3,027	100.0%	100.0%	5.1%
Cost of revenues:
Cost of compression and other services	31,381	$33,259	(1,878)	50.7%	56.5%	(5.6)%
Cost of compressors and parts sales	1,995	1,370	625	3.2%	2.3%	45.6%
Total cost of revenues	33,376	$34,629	$(1,253)	53.9%	58.8%	(3.6)%
Selling, general and administrative expense	9,102	8,515	587	14.7%	14.5%	6.9%
Depreciation and amortization	7,433	7,006	427	12.0%	11.9%	6.1%
Interest (income) expense, net	304	167	137	0.5%	0.3%	82.0%
Other (income) expense, net	1,037	223	814	1.7%	0.4%	365.0%
Income before income taxes	10,666	$8,351	$2,315	17.2%	14.2%	27.7%
Provision for income taxes	1,168	1,334	(166)	1.9%	2.3%	(12.4)%
Net income	$9,498	$7,017	$2,481	15.3%	11.9%	35.4%

Six months ended June 30, 2014 compared to six months ended June 30, 2013

As a result of our August 4, 2014 acquisition of CSI, our product and compression services revenues, gross profit, general and administrative expenses, interest expense, and pretax earnings will be significantly affected. For the six months ended June 30, 2014, CSI had aggregate revenues of $170.3 million.

Revenues

Revenues during the six months ended June 30, 2014 increased compared to the prior year period due to increased service revenues in the U.S. This increase in U.S. service revenues was primarily due to increased unconventional compression services applications activity, primarily in horizontal resource play reservoirs. This increase in higher priced unconventional services activity has resulted in increased revenues per domestic compressor unit, and we expect the growth in demand for these higher priced unconventional services to continue. In addition, increased natural gas prices in the U.S. and Canada have had a positive impact on demand and pricing for conventional compression services in these markets. We have continued to increase our compressor fleet, both in the U.S. and certain foreign markets, to serve increasing demand for services.

Increased service revenues in the U.S. and Canada were largely offset by decreased revenues in Mexico, due to decreased activity by PEMEX, our primary customer in Mexico. In late March 2013, we began to experience a decline in demand in the northern region of Mexico for oil and gas services from this customer. Activity levels in Mexico remain significantly below those of the first quarter of 2013, however, during the second quarter of 2014, activity levels have continued to increase modestly, and following the June renewal and award of certain contracts with PEMEX, continuing increased compression services activity in Mexico is expected going forward. However, any long-term increase in the levels of Mexico revenues is dependent upon the increased compression services activity by PEMEX in the regions in which we operate as well as the granting of additional future renewals or extensions of certain contracts, or the awarding of new contracts, with PEMEX. Recently the Mexican government implemented an energy industry reform that is designed to allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain.

In addition to the increase in consolidated compression and other service revenues, there was an increase of approximately $1.5 million in revenues from sales of compressor packages and parts during the six months ended June 30, 2014, compared to the prior year period. Although sales of compressor packages are a part of our operations, the level of revenues from sales of compressors is volatile and more difficult to forecast than are our revenues from compression and other services.

Cost of revenues

The decrease in cost of compression and other services during the six months ended June 30, 2014, compared to the prior year period was due to the decreased service activity in Mexico, where we reduced headcount, relocated assets, and took other measures to reduce operating expenses. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues decreased to 54.1% during the current year period from 58.9% during the prior year period, despite the decrease in the higher margin Mexico activity. This improvement was due to overall efforts to decrease U.S. and Canada operating costs despite the increase in activity in these regions, and despite the increase in unconventional compression services applications, which have higher operating cost levels.

Cost of compressors and parts sales increased compared to the prior year due to the increased sales discussed above.

Selling, general and administrative expense

Selling, general and administrative expense increased for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increased professional services expenses of approximately $0.9 million associated with the CSI Acquisition. This increase was largely offset by decreased administrative salary and personnel related expenses. Professional services expenses and transaction costs associated with the CSI Acquisition are expected to significantly increase in the third quarter of 2014.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased primarily as a result of additional compressor packages placed into service as compared to the prior year period.

Interest expense

As of June 30, 2014, our total outstanding borrowing under our credit facility was $37.9 million. We incurred approximately $0.3 million of interest expense in the current year period associated with these borrowings under the credit facility. Interest expense is expected to significantly increase beginning in the third quarter of 2014, following the issuance of the 7.25% Senior Notes and the borrowings under the New Credit Facility in connection with the CSI Acquisition.

Other expense, net

Other expense, net, was $1.0 million during the first six months of 2014 compared to $0.2 million of expense during the prior year period, primarily due to increased charges associated with foreign currency exchange losses.

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

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of CSI for $825.0 million cash, subject to an adjustment based on working capital. The CSI Acquisition purchase price was funded from (i) the issuance of the 7.25% Senior Notes in the aggregate principal amount of $350.0 million resulting in net proceeds of $337.8 million (after deducting a $5.2 million discount and certain transaction related fees), (ii) the issuance by us of the New Units in an underwritten public offering resulting in net proceeds of $346.0 million ($359.1 million gross proceeds less commissions), and (iii) a portion of $210.0 million borrowed under the New Credit Agreement. A subsidiary of our General Partner purchased 1,391,113 of the New Units. On August 11, 2014, the underwriters exercised their option to purchase 2,292,000 additional common units for $23.50 per unit resulting in additional net proceeds of $51.7 ($53.9 million less $2.2 underwriting discount and fees). We intend to use a significant portion, if not all, of the proceeds generated from the exercise of this option to reduce outstanding indebtedness. Our General Partner contributed approximately $7.3 million following the issuance of the New Units, and subsequently contributed approximately $1.1 million following the issuance of the additional common units issued upon the exercise of the underwriters' option, to us in order to maintain its approximately 2% general partner interest in us. Although a portion of our resulting expected increased operating cash flows will be used to fund the debt service requirements of the 7.25% Senior Notes and our New Credit Agreement, our distributable cash flows following our acquisition of CSI are expected to increase.

As a result of the transactions undertaken to finance the CSI Acquisition, our consolidated capital structure has been significantly changed. As a result of the significant impact the CSI Acquisition is expected to have on our EBITDA and operating cash flows going forward, we believe that we will have sufficient liquid assets, cash flow from operations, and other capital resources to meet our financial commitments, debt service obligations, and anticipated capital expenditures. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our expanded operations, funds borrowed under our New Credit Agreement, funds received from the issuance of additional debt and equity. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors” included in this Quarterly Report and in Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The continued growth in our operations, both internationally and in the U.S, requires ongoing significant capital expenditure investment. In addition to this capital expenditure investment, reduced activity levels and related increased receivable collection time from our primary customer in Mexico have resulted in increased working capital requirements. Continued growth or expansion of our operations or increased working capital requirements could result in the need for additional borrowings or equity offerings.

On July 11, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2014 of 0.4525 per unit. This cash distribution is to be paid on August 15, 2014 to all unitholders of record as of the close of business on July 21, 2014. The amount to be distributed on August 15, 2014 will also include the impact of incentive distribution rights of our General Partner, for amounts distributed in excess of $0.445625 per unit.

Cash Flows

The following table summarizes our primary sources and uses of cash for the three month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Net cash provided by operating activities	$20,956	$13,389
Net cash used in investing activities	(12,287)	(14,887)
Net cash used in financing activities	(6,910)	(1,955)

Operating Activities

Net cash from operating activities increased by $7.6 million during the six month period ended June 30, 2014 to $21.0 million compared to $13.4 million for the 2013 period. Improvements in the collection of accounts receivable, particularly in Mexico, were partially offset by changes in accounts payable and accrued expenses.

Cash provided from our Latin America operations is subject to various uncertainties including the volatility associated with interruptions caused by PEMEX budgetary decisions, uncertainties regarding the renewal of our existing customer contracts with PEMEX under their current terms and the possibility that new contracts for such projects could be awarded to our competitors, and other changes in contract arrangements, security concerns, the timing of collection of our receivables from PEMEX, and the repatriation of cash generated by our Argentina operations. During the first six months of 2014, PEMEX represented 19.8% of our total revenues and during the first six months of 2013, PEMEX represented 26.1% of total revenues. During the second quarter of 2014, activity levels with PEMEX have continued to increase modestly, and following the June renewal of certain contracts with PEMEX, and the award of additional contracts with PEMEX, continuing increased compression services activity in Mexico is expected going forward. Based on our prior course of business with PEMEX, we anticipate that we will be awarded new contracts or be able to extend some or a majority of our compression services activities under the extended contracts on the same or similar terms or to provide similar services under other of our contracts with PEMEX. However, there are no assurances that our future compression services activity levels with PEMEX will approach first quarter 2013 levels or that we will retain all of our current compression services business with PEMEX. The Mexican government is in the process of enacting legislation pursuant to recent energy industry reform designed to allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain.

Investing Activities

Capital expenditures during the six month period ended June 30, 2014, decreased compared to the 2013 period, primarily due to a decrease in the number of compressor packages fabricated or upgraded during the period. During the fourth quarter of 2013, we purchased eighteen SuperJackTM compressor packages for approximately $3.6 million and subsequently deployed them in gas lift application markets. During the six months ended June 30, 2014, we also paid in advance approximately $1.4 million toward the purchase of additional SuperJackTM packages being fabricated for us by a third party. This amount is included in Other Investing Activities in our consolidated statement of cash flows for the period.

Our expansion capital programs in 2014 are focused on increasing our fleet to meet customer needs, and we currently plan to expend up to approximately $34 million on capital expenditures during 2014, excluding the CSI Acquisition and future CSI-related capital expenditures, but including approximately $0.6 million of estimated maintenance capital expenditures. We have not yet determined our capital expenditures related to CSI’s business for the remainder of 2014, but as of June 30, 2014, CSI had capital expenditures commitments of approximately $59.6 million.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to our unitholders of record on the applicable record date and to our General Partner. During the three month period ended June 30, 2014, we distributed approximately $7.1 million to our unitholders and General Partner. On July 11, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2014 of $0.4525 per unit. This cash distribution is to be paid on August 15, 2014 to all unitholders of record as of the close of business on July 21, 2014.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity.

7.25% Senior Notes

On July 29, 2014, we and one of our indirect wholly owned subsidiaries, Compressco Finance Inc., a Delaware corporation (we, together with Compressco Finance Inc., the Issuers), and the guarantors named therein (the Guarantors and, together with the Issuers, the Obligors), entered into the Note Purchase Agreement (the Note Purchase Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of the initial purchasers named therein (collectively, the Initial Purchasers) related to the issuance and sale by the Issuers to the Initial Purchasers of $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes in a private offering (the Offering) exempt from the registration requirements under the Securities Act of 1933, as amended (the Securities Act). The Note Purchase Agreement contains customary representations and warranties of the parties thereto and indemnification and contribution provisions under which the Obligors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The Issuers closed the Offering on August 4, 2014. Their obligations under the 7.25% Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis initially by each of our domestic restricted subsidiaries (other than Compressco Finance) that guarantee our other indebtedness. The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the Securities) were issued pursuant to an indenture described below.
We used the net proceeds of the Offering of approximately $337.8 million (consisting of $350.0 million aggregate principal amount net of a $5.2 million discount and certain fees and offering expenses) to fund a portion of the $825.0 million cash purchase price for the CSI Acquisition, to pay certain acquisition expenses and to repay a portion of outstanding borrowings under the previous Credit Agreement dated October 15, 2013.

Pursuant to the Note Purchase Agreement, CSI and any domestic subsidiaries of CSI required to guarantee the 7.25% Senior Notes pursuant to the indenture governing the 7.25% Senior Notes were joined as parties to the Note Purchase Agreement pursuant to a purchase agreement joinder, dated August 4, 2014.

The Obligors issued the Securities pursuant to the Indenture dated as of August 4, 2014 (the Indenture) by and among the Obligors and U.S. Bank National Association, as trustee (the Trustee). The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the 7.25% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The 7.25% Senior Notes are scheduled to mature on August 15, 2022.

On and after August 15, 2017, we may on one or more occasions redeem the 7.25% Senior Notes, in whole or in part, upon not less than 30-days’ nor more than 60-days’ prior notice, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest and liquidated damages thereon, if any, to the applicable redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on August 15 of the years indicated below:

Date	Price
2017	105.438%
2018	103.625%
2019	101.813%
2020 and after	100.000%

In addition, any time or from time to time before August 15, 2017, we may redeem all or a part of the 7.25% Senior Notes at a redemption price equal to 100% of the principal amount of the 7.25% Senior Notes redeemed, plus an applicable "make whole" prepayment premium and interest up to the redemption date.

Prior to August 15, 2017, we may, on one or more occasions, redeem up to 35% of the principal amount of the 7.25% Senior Notes with an amount of cash not greater than the amount of the net cash proceeds from one or more equity offerings at a redemption price equal to 107.250% of the principal amount of the 7.25% Senior Notes to be redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, as long as (a) at least 65% of the aggregate principal amount of the 7.25% Senior Notes originally issued on the issue date (excluding notes held by us and our subsidiaries) remains outstanding after such redemption; and (b) the redemption occurs within 180 days after the date of the closing of the equity offering.

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.25% Senior Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable.

The offer and sale of the Securities were not registered under the Securities Act or applicable state securities laws, and the Securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. In connection with the Offering of the 7.25% Senior Notes, the Obligors entered into the Registration Rights Agreement dated as of August 4, 2014 (the Registration Rights Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers, obligating the Obligors to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission (the SEC) registering an exchange offer by the Obligors that would allow holders of the Securities to exchange their restricted Securities for registered freely tradable notes having substantially the same terms as the Securities and evidencing the same indebtedness as the restricted Securities. Under certain circumstances, in lieu of a registered exchange offer, the Obligors must use commercially reasonable efforts to file a shelf registration statement for the resale of the Securities. If, among other things, such exchange offer registration statement is not declared effective by the SEC on or prior to 365 days after the closing of the Offering, or the exchange offer has not been consummated within 30 business days following the expiration of the 365-day period following the closing of the Offering to have an exchange offer registration statement declared effective by the SEC, the Obligors will be required to pay to the holders of the 7.25% Senior Notes liquidated damages in an amount equal to 0.25% per annum on the principal amount of the 7.25% Senior Notes held by such holder during the 90-day period immediately following the occurrence of such registration default, and if such registration default is not cured, such amount of liquidated damages shall increase by 0.25% per annum at the end of such 90-day period, such that the maximum amount of liquidated damages for all registration defaults would be one-half of one percent (0.5%) per annum.

Bank Credit Facilities

On October 15, 2013, we entered into an asset-based revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the Credit Agreement) which replaced the previous credit agreement. Under the Credit Agreement, we, along with certain of our subsidiaries, were named as borrowers, and all obligations under the Credit Agreement were guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement included a maximum credit commitment of $100.0 million that was available for letters of credit (with a sublimit of $20.0 million) and included an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent.

On August 4 2014, in connection with the CSI Acquisition, we entered into a new credit agreement (the New Credit Agreement), and with the initial $210.0 million of proceeds received, repaid the $38.1 million balance outstanding under our previous Credit Agreement dated October 15, 2013, which was then terminated. Approximately $0.8 million of deferred financing costs associated with that terminated Credit Agreement will be expensed and charged to income during the third quarter of 2014. Under the New Credit Agreement, we and our Compressco Partners Sub, Inc. subsidiary were named as the borrowers, and all obligations under the New Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). The New Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As of August 13 2014, we have a balance outstanding under the New Credit Agreement of $210.0 million and had availability under the New Credit Agreement of $179.1 million, and $10.9 million letters of credit and performance bonds outstanding.

The New Credit Agreement was used to fund, in part, the $825.0 million CSI Acquisition purchase price and fees and expenses related to the CSI acquisition, our 7.25% Senior Notes offering, and the New Credit Agreement, and to repay in full all borrowings outstanding under the previous Credit Agreement. The New Credit Agreement is available to provide our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as we are not in default, the New Credit Agreement can also be used to fund our quarterly distributions at the option of the board of directors of our General Partner (provided, that after giving effect to such distributions, the borrowers will be in compliance with the financial covenants). Borrowings under the New Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the New Credit Agreement is August 4, 2019.

Borrowings under the New Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 1.00% per annum. Initially, from the closing date until the delivery of the financial statements for the first full fiscal quarter after closing, LIBOR based loans will have an applicable margin of 2.75% per annum and base rate loans will have an applicable margin of 1.75% per annum; thereafter, the applicable margin will range between 1.75% and 2.50% per annum for LIBOR based loans and 0.75% and 1.50% per annum for base rate loans based on our consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under the New Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder initially at the rate of 0.50% per annum until the delivery of the financial statements for the first full quarter after the closing date and thereafter at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on our consolidated total leverage ratio. We are required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

The New Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA ) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Credit Agreement provides that we can make distributions to holders of our common and subordinated units, but only if there is no default or event of default under the facility.

All obligations under the New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets of our existing and future domestic subsidiaries, and all of the capital stock of our existing and future subsidiaries (limited in the case of foreign subsidiaries, to 66% of the voting stock of first tier foreign subsidiaries to the extent security over a greater percentage would result in a material tax liability).

Off Balance Sheet Arrangements

As of June 30, 2014, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first six months of 2014, there were no material changes outside the ordinary course of business in the specified contractual obligations.

During the six month period ended June 30, 2014, we borrowed $5.9 million pursuant to our bank credit facility, resulting in an aggregate of $37.9 million outstanding. In connection with the acquisition of CSI for a purchase price of $825.0 million, we, and our subsidiary, Compressco Finance, Inc., issued $350.0 million aggregate principal amount of 7.25% Senior Notes and we entered into a New Credit Agreement with an initial borrowing of $210.0 million. The $38.1 million balance outstanding on August 4, 2014 under our previous bank credit facility was repaid and this facility was terminated with the related deferred financing costs of approximately $0.8 being expensed and charged to income during the third quarter of 2014. The 7.25% Senior Notes have a maturity of August 15, 2022, and the New Credit Agreement has a maturity of August 4, 2019.

For additional information about our contractual obligations as of December 31, 2013, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual Report on Form 10-K for the year ended December 31, 2013.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “would,” “could,” “estimates,” and similar terms. These forward-looking statements include, without limitation, statements concerning our business outlook, future or expected results and benefits from the CSI Acquisition, sales, earnings, costs, expenses, asset recoveries, working capital, capital expenditures, financial condition, other results of operations, anticipated activities by our customers, our ability to extend or obtain contracts with our customers, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are set forth in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014, those set forth in Item 1A "Risk Factors" in Part II of this Quarterly Report on Form 10-Q, and others that may be set forth from time to time in our filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement, except as may be required by law.

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

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with the revolving credit facility. On June 30, 2014, we had a total of $37.8 million outstanding under our previous credit agreement. As interest charged on our previous credit agreement was based on a variable rate, we were exposed under the previous credit agreement to floating interest rate risk on outstanding borrowings. Interest charged under the New Credit Agreement is also based on a variable rate and we expect our exposure to floating interest rate risk will increase significantly as a result of the borrowings under the New Credit Agreement in connection with the CSI Acquisition. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under our credit facility. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but as of August 13, 2014, we do not have in place any interest rate hedges or forward contracts.

	Expected Maturity Date								Fair Market Value
	2014	2015	2016	2017	2018	2019	There-after	Total
	(In Thousands, Except Percentages)
As of June 30, 2014
Long-term debt:
U.S. dollar variable rate	$—	$—	$—	$37,851	$—	$—	$—	$37,851	$37,851
Weighted average interest rate	—	—	—	2.563%	—	—	—	2.563%	2.563%
Variable to fixed swaps	—	—	—	—	—	—	—	—	—
Fixed pay rate	—	—	—	—	—	—	—	—	—
Variable receive rate	—	—	—	—	—	—	—	—	—

Exchange Rate Risk

 We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 10.0% would have a $22,000 impact on our net income for the three month period ended June 30, 2014.

In October 2013, we began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of June 30, 2014, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Argentina peso	$3,694	8.26	7/18/2014
Forward purchase Canadian dollar	$1,891	1.07	7/18/2014
Forward purchase Mexican peso	$2,129	13.01	7/18/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 measurement). The fair value of our foreign currency derivative instruments as of June 30, 2014, is as follows:

	Balance Sheet	Fair Value at
Foreign currency derivative instruments	Location	June 30, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$—
	Current liabilities	(81)
Total		$(81)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the period ended June 30, 2014, we recognized approximately $0.2 million of net gains associated with our foreign currency derivative program, and such amount is included in Other Income in the accompanying consolidated statement of operations.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2014, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Pursuant to the acquisition (the CSI Acquisition) of Compressor Systems, Inc. (CSI) there are additional risk factors to consider in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas our customers produce, while the physical effects of climate change could disrupt production and cause us to incur costs in preparing for or responding to those effects.

The EPA has determined that greenhouse gases (“GHGs”) present an endangerment to public health and the environment because, according to the EPA, they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of greenhouse gases, including air emissions associated with oil and natural gas production particularly as they relate to the hydraulic fracturing of natural gas wells. In addition, the EPA has issued regulations requiring the reporting of greenhouse gas emissions from certain sources, including petroleum refineries and certain oil and natural gas production facilities, on an annual basis.

In March 2014, the Obama Administration announced a strategy to address methane emissions, including through reduction of methane emissions from the oil and gas industry. Pursuant to the strategy, in April 2014, the EPA released white papers evaluating potentially significant sources of methane, including compressors, as well as possible control technologies. Based on these white papers and public comments, the EPA may develop additional regulations that could be implemented by the end of 2016. At this time we cannot predict the impact of any laws or regulations relating to methane emissions on our equipment, our operations or our customers’ operations, but such laws or regulations could require us to incur material costs, or result in reduced demand for our services.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Further, U.S. Congress has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and cause us to incur costs in preparing for or responding to those effects.

Additional Risks Related to the CSI Acquisition

The CSI Acquisition will substantially change the scope and size of our operations and business.

The CSI Acquisition will substantially expand the scope and size of our business, with larger manufacturing, unit sales, and aftermarket service operations. Prior to our CSI Acquisition, we fabricated and provided services utilizing small horsepower wellhead compression packages, with total fleet horsepower of approximately 187,000 as of June 30, 2014. We and CSI operate in many of the same regions; however, CSI covers a broader range of compression services and as of June 30, 2014 had total fleet horsepower of approximately 858,000. CSI’s business also includes substantial international sales operation, including large sales in 2013 to two customers in Mexico and

Southeast Asia. Additionally, CSI’s business includes operations and equipment that we have not historically provided. Consequently, we may not be able to integrate CSI’s operations into our operations or to realize the expected economic benefits of the CSI Acquisition.

We and CSI each have customers that collectively accounted for significant percentages of our respective 2013 fiscal year revenues. The loss of any of these significant customers would result in a decline in our revenue and cash available to pay distributions to our unitholders.

Our five most significant customers collectively accounted for approximately 42.5% of our 2013 revenues. Our five largest customers for the year ended December 31, 2013, were PEMEX, BP, Yacimientos Petroliferos Fiscales (“YPF”), Anadarko Petroleum Corporation and Apache Corporation. These five customers accounted for approximately 21.7%, 10.0%, 4.0%, 3.4%, and 3.4% of our revenues, respectively, for the year ended December 31, 2013. For the year ended September 30, 2013, CSI had revenues from five major customers, DCP Midstream, South-East Asian Crude Oil Pipeline Ltd., ConocoPhillips, Cimarex Energy Company and Devon Energy, representing approximately 17.8%, 13.6%, 7.8%, 3.9% and 3.0% of its revenues, respectively. The loss of all or even a portion of the revenues CSI derives from these customers, as a result of competition or otherwise, could have a material adverse effect on our combined business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

We may not have accurately estimated the benefits to be realized from the CSI Acquisition.

The expected benefits from the pending CSI Acquisition may not be realized if our estimates of the potential net cash flows associated with the assets are materially inaccurate or if we fail to identify operating problems or liabilities prior to closing. We have performed an inspection of assets to be acquired, which we believe to be generally consistent with industry practices. However, the accuracy of our assessments of the assets and our estimates are inherently uncertain. There could also be environmental or other problems that are not necessarily observable even when the inspection is undertaken. If problems are identified after closing of the CSI Acquisition, the stock purchase agreement provides for limited recourse against the seller.

In addition, our estimate of the required working capital for the CSI business and targeted working capital set forth in the stock purchase agreement may not be sufficient for actual working capital needs of the CSI business. If our estimate and the targeted working capital was lower than the actual needs of the acquired business, we may be required to fund such additional working capital needs out of other operating cash flows or borrowings under our New Credit Agreement.

The CSI Acquisition could result in unexpected disruptions on the combined business.

In response to the announcement of the CSI Acquisition, either our customers or CSI’s customers may delay or defer purchasing decisions. Any delay or deferral of purchasing decisions by customers could negatively affect our combined business operations. Similarly, current or prospective employees of us or of CSI may experience uncertainty about their future roles with the combined entity until after the CSI Acquisition is completed. This may adversely affect our ability to attract and retain key management, marketing and technical personnel. In addition, the diversion of the attention of our respective management teams away from day-to-day operations during the negotiation and pendency of the CSI Acquisition could have an adverse effect on the financial condition and operating results of either us or CSI.

If CSI or we fail to obtain all required consents and waivers, third parties may terminate or alter existing contracts.

Certain agreements with suppliers, customers, licensors or other business partners may require CSI or us to obtain the consent, approval, waiver or authorization of these other parties in connection with the CSI Acquisition. We and the selling stockholder of CSI have agreed to use commercially reasonable, good faith efforts to obtain all required consents, waivers, approvals and authorizations. However, we cannot assure you that we will be able to obtain all of the required consents, waivers, approvals and authorizations, and the failure to do so could have a material adverse effect on the business of the combined company after the CSI Acquisition.

We are exposed to interest rate risk with regard to our indebtedness.

Our New Credit Agreement will consist of floating rate borrowings that bear interest at an agreed upon percentage rate spread above LIBOR or a base rate. As of August 13, 2014, we have approximately $210.0 million of borrowings outstanding, plus $10.6 million of letters of credit, under the New Credit Agreement. Accordingly, our cash flows and results of operations could be subject to interest rate risk exposure associated with the level of the variable rate debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk, therefore if interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our cash available for servicing our indebtedness would decrease. A 1.0% increase in interest rates on the $210.0 million outstanding under our New Credit Agreement as of August 13, 2014 would cost us approximately $2.1 million in additional annual interest expense.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of August 13, 2014, after giving effect to the CSI Acquisition, we have approximately $560.0 million of total indebtedness, including $210 million of debt outstanding under our New Partnership Credit Agreement. Our level of indebtedness could affect our operations in several ways, including the following:

•	our ability to make payments on the 7.25% Senior Notes may be impaired.

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including acquisitions), or other purposes, may be impaired or such financing may not be available on favorable terms;

•
covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities and our failure to comply with covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our indebtedness.

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

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our New Partnership Credit Agreement and under the indenture for the notes offered hereby. If we incur any additional indebtedness that ranks pari passu with the notes and the guarantees, the holders of that indebtedness will be entitled to share ratably with the notes offered hereby and the related guarantees in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations, including those relating to the notes.

We may be unable to service our indebtedness.

Our ability to make scheduled payments on and to refinance our indebtedness, including the 7.25% Senior Notes and our New Credit Agreement, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the 7.25% Senior Notes, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, including the 7.25% Senior Notes, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
April 1 – April 30, 2014	—	$—	N/A	N/A
May 1 – May 31, 2014	—	—	N/A	N/A
June 1 – June 30, 2014	122	24.38	N/A	N/A
Total	122		N/A	N/A

(1)	Units acquired in connection with the vesting of certain employee restricted units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2014 (SEC File No. 001-35195)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iv) Consolidated Statement of Partners’ Capital for the six month period ended June 30, 2014; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
		By:	Compressco Partners GP Inc.,
its General Partner

Date:	August 14, 2014	By:	/s/Timothy A. Knox
Timothy A. Knox, President
Principal Executive Officer

Date:	August 14, 2014	By:	/s/James P. Rounsavall
James P. Rounsavall
Chief Financial Officer, Treasurer and Secretary
Principal Financial Officer

EXHIBIT INDEX

10.1
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2014 (SEC File No. 001-35195)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iv) Consolidated Statement of Partners’ Capital for the six month period ended June 30, 2014; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements for the three months ended June 30, 2014.