Form 10-Q
period 2014-09-30
Compressco Partners, L.P.
filed 2014-11-14
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO______

COMMISSION FILE NUMBER 001-35195

Compressco Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	94-3450907
(State of incorporation)	(I.R.S. Employer Identification No.)

3809 S. FM 1788
Midland, Texas	79706
(Address of principal executive offices)	(zip code)

(432) 563-1170
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
Yes [   ]  No [ X ]
As of November 13, 2014, there were 33,142,114 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Compressco Partners, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Compression and related services	58,300	28,408	116,270	84,870
Aftermarket services	6,595	—	6,595	—
Equipment and parts sales	30,997	1,555	34,945	3,984
Total revenues	95,892	29,963	157,810	88,854
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	30,561	15,354	61,942	48,613
Cost of aftermarket services	5,266	—	5,266	—
Cost of equipment and parts sales	26,622	726	28,617	2,096
Total cost of revenues	62,449	16,080	95,825	50,709
Selling, general, and administrative expense	10,163	4,473	19,265	12,988
Depreciation and amortization	13,476	3,717	20,909	10,723
Interest expense, net	4,998	136	5,302	303
Other expense, net	8,758	210	9,795	433
Income (loss) before income tax provision	(3,952)	5,347	6,714	13,698
Provision (benefit) for income taxes	(1,351)	1,144	(183)	2,478
Net income (loss)	$(2,601)	$4,203	$6,897	$11,220
General partner interest in net income (loss)	$30	$84	$220	$225
Common units interest in net income (loss)	$(2,306)	$2,453	$3,248	$6,545
Subordinated units interest in net income (loss)	$(325)	$1,666	$3,429	$4,450

Net income (loss) per common unit:
Basic	$(0.10)	$0.27	$0.35	$0.71
Diluted	$(0.10)	$0.26	$0.35	$0.70
Weighted average common units outstanding:
Basic	23,697,093	9,235,680	14,138,668	9,227,116
Diluted	23,697,093	9,319,142	14,138,668	9,311,061
Net income (loss) per subordinated unit:
Basic and diluted	$(0.10)	$0.27	$0.34	$0.71
Weighted average subordinated units outstanding:
Basic and diluted	3,341,571	6,273,970	5,285,762	6,273,970

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(2,601)	$4,203	$6,897	$11,220
Foreign currency translation adjustment	(506)	58	(3,397)	(36)
Comprehensive income (loss)	$(3,107)	$4,261	$3,500	$11,184

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,147	$9,477
Trade accounts receivable, net of allowances for doubtful accounts of $1,525 in 2014 and $600 in 2013	66,551	23,819
Inventories	97,946	14,029
Deferred tax asset	1,716	57
Prepaid expenses and other current assets	3,255	1,597
Total current assets	190,615	48,979
Property, plant, and equipment:
Land and building	33,635	2,178
Compressors and equipment	733,113	176,592
Vehicles	15,918	12,892
Total property, plant, and equipment	782,666	191,662
Less accumulated depreciation	(104,994)	(89,648)
Net property, plant, and equipment	677,672	102,014
Other assets:
Goodwill	242,218	72,161
Deferred tax asset	2,348	937
Intangible assets, net of accumulated amortization of $1,512 as of September 30, 2014	58,188	—
Deferred financing costs and other assets	16,569	1,018
Total other assets	319,323	74,116
Total assets	$1,187,610	$225,109
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$38,297	$4,854
Accrued liabilities and other	61,229	4,881
Accrued payroll and benefits	10,623	826
Amounts payable to affiliates	3,964	4,210
Deferred tax liabilities	2,954	2,134
Total current liabilities	117,067	16,905
Other liabilities:
Long-term debt, net	509,881	29,959
Deferred tax liabilities	3,726	4,477
Other long-term liabilities	45	52
Total other liabilities	513,652	34,488
Commitments and contingencies
Partners' capital:
General partner interest	11,360	3,158
Common units (33,142,114 units issued and outstanding at September 30, 2014 and 9,240,490 units issued and outstanding at December 31, 2013)	548,515	104,887
Subordinated units (6,273,970 units issued and outstanding at December 31, 2013)	—	65,258
Accumulated other comprehensive income (loss)	(2,984)	413
Total partners' capital	556,891	173,716
Total liabilities and partners' capital	$1,187,610	$225,109

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
		Limited Partners
	General Partner	Common Unitholders	Subordinated Unitholder

Balance at December 31, 2013	$3,158	$104,887	$65,258	$413	$173,716
Net income	220	3,248	3,429	—	6,897
Distributions ($1.3350 per unit)	(423)	(12,648)	(8,376)	—	(21,447)
Conversion of subordinated units to common units	—	60,311	(60,311)	—	—
Proceeds from issuance of common units, net of issuance costs	—	391,798	—	—	391,798
Contribution of capital	8,405	—	—	—	8,405
Equity compensation	—	919	—	—	919
Other comprehensive income (loss)	—	—	—	(3,397)	(3,397)
Balance at September 30, 2014	$11,360	$548,515	$—	$(2,984)	$556,891

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$6,897	$11,220
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	20,909	10,723
Provision for deferred income taxes	(1,207)	210
Equity compensation expense	919	1,030
Provision for doubtful accounts	210	192
Other non-cash charges and credits	(582)	—
Loss on sale of property, plant, and equipment	352	219
Financing expense	6,750	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(12,572)	(6,238)
Inventories	(12,426)	1,328
Prepaid expenses and other current assets	(1,032)	1,313
Accounts payable and accrued expenses	21,452	2,792
Other	1,671	183
Net cash provided by operating activities	31,341	22,972
Investing activities:
Purchases of property, plant, and equipment, net	(28,820)	(19,975)
Acquisition of CSI	(825,000)	—
Advances and other investing activities	(823)	—
Net cash used in investing activities	(854,643)	(19,975)
Financing activities:
Proceeds from long-term debt	572,778	14,323
Payments of long-term debt	(93,584)	—
Proceeds from issuance of partnership common units, net	391,798	—
Distributions	(21,447)	(20,144)
Financing costs	(22,485)	—
Contribution from general partner	8,405	—
Net cash provided by (used in) financing activities	835,465	(5,821)
Effect of exchange rate changes on cash	(493)	(40)
Increase (decrease) in cash and cash equivalents	11,670	(2,864)
Cash and cash equivalents at beginning of period	9,477	12,966
Cash and cash equivalents at end of period	$21,147	$10,102
Supplemental cash flow information:
Income taxes paid	$1,784	$1,890

See Notes to Consolidated Financial Statements

Compressco Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. Our compression and related services business includes a fleet of over 6,000 compressor packages providing in excess of 1.0 million in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. We also provide well monitoring services and automated sand separation services in conjunction with compression services in Mexico. Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and engine-driven oilfield fluid pump systems designed and fabricated primarily at our facilities in Midland, Texas and Oklahoma City, Oklahoma, as well as the sale of compressor parts and components manufactured by third-party suppliers. Our aftermarket services business provides compressor package reconfiguration and maintenance services. Our customers comprise a broad base of natural gas and oil exploration and production, mid-stream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina.
Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of September 30, 2014, and for the three and nine month periods ended September 30, 2014 and 2013, include all normal recurring adjustments that are necessary to provide a fair statement of our results for the interim periods. Operating results for the period ended September 30, 2014 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2014.

Results of operations for the three and nine months ended September 30, 2014, reflect the impact of the acquisition of Compressor Systems, Inc. (CSI), a Delaware corporation, for the portion of the period beginning with the August 4, 2014, closing date of the acquisition. For further discussion of the acquisition, see Note B - Acquisition.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For further discussion of fair value measurements in connection with the allocation of the purchase price of the CSI Acquisition, see Note B - Acquisition. Actual results could differ from those estimates, and such differences could be material.

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

Inventories

Inventories consist primarily of compressor package raw materials, parts and supplies, and work in process that are stated at the lower of cost or market value. For raw materials and parts, cost is determined using the weighted average cost method. The cost of work-in-process is determined using the specific identification method. Significant components of inventories as of September 30, 2014, and December 31, 2013, are as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Finished goods	$601	$—
Parts and supplies	40,390	13,859
Work in progress	56,955	170
Total inventories	$97,946	$14,029

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three and nine month periods ended September 30, 2013 and 2014, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Rental revenue	$29,235	$3,221	$34,845	$9,651
Cost of rental revenue	$14,674	$1,763	$18,299	$5,708

Net Income (Loss) Per Common and Subordinated Unit

The computations of net income (loss) per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security, and, therefore, we are required to use the two-class method in the computation of net income per unit. Effective August 18, 2014, all of the 6,273,970 subordinated units were automatically converted on a one-for-one basis into common units. See further discussion in Note E - Related Party Transactions. Basic net income (loss) per common and subordinated unit is determined by dividing net income (loss) allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our General Partner (including any distributions to our General Partner on its incentive distribution rights) by the weighted average number of outstanding common and subordinated units, respectively, during the period.

We determine cash distributions based on available cash and determine the actual incentive distributions allocable to our General Partner, if any, based on actual distributions. When computing net income (loss) per common and subordinated unit under the two-class method, the amount of the actual incentive distribution rights, if any, is deducted from net income and allocated to our General Partner for the period to which the calculation relates. The remaining amount of net income (loss), after deducting the incentive distribution rights, is allocated among our General Partner, common, and subordinated units based on how our partnership agreement allocates net income (loss).

The following is a reconciliation of the weighted average number of common and subordinated units outstanding to the number of common and subordinated units used in the computations of net income (loss) per common and subordinated unit.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	23,697,093	3,341,571	14,138,668	5,285,762
Nonvested units outstanding	—	—	—	—
Average diluted units outstanding	23,697,093	3,341,571	14,138,668	5,285,762

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	9,235,680	6,273,970	9,227,116	6,273,970
Nonvested units outstanding	83,462	—	83,945	—
Average diluted units outstanding	9,319,142	6,273,970	9,311,061	6,273,970

For the three and nine months ended September 30, 2014, the average diluted units outstanding excludes the impact of all of the outstanding restricted unit awards, as the inclusion of these units would have been antidilutive.

Accumulated Other Comprehensive Income (Loss)

Certain of our foreign operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2014 and 2013, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Balance, beginning of period	$(2,478)	$910	$413	$1,004
Foreign currency translation adjustment	(506)	58	(3,397)	(36)
Balance, end of period	$(2,984)	$968	$(2,984)	$968

Activity within accumulated other comprehensive income (loss) includes no reclassifications to net income (loss).

Allocation of Net Income (Loss)

Our net income (loss) is allocated to partners’ capital accounts in accordance with the provisions of our partnership agreement.

Distributions

On January 17, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2013 of $0.4375 per unit. This distribution equates to a distribution of $1.75 per outstanding unit on an annualized basis. This cash distribution was paid on February 14, 2014, to all unitholders of record as of the close of business January 31, 2014.

On April 21, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2014 of $0.4450 per unit. This distribution equates to a distribution of $1.78 per outstanding unit on an annualized basis. This cash distribution was paid on May 15, 2014 to all unitholders of record as of the close of business on May 1, 2014.

On, July 11, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2014 of $0.4525 per unit. This distribution equates to a distribution of $1.81 per outstanding unit on an annualized basis. This cash distribution was paid on August 15, 2014, to all unitholders of record as of the close of business on July 21, 2014.

Subsequent to September 30, 2014, on October 17, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2014 of $0.46 per unit. This distribution equates to a distribution of $1.84 per outstanding unit, or approximately $62.2 million, on an annualized basis. This cash distribution is to be paid on November 14, 2014 to all unitholders of record as of the close of business on October 31, 2014.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term 7.25% Senior Notes at September 30, 2014, was approximately $348.9 million compared to a face amount of $350.0 million as current rates on those dates were more favorable than the stated interest rates on the 7.25% Senior Notes. We calculate the fair value of our 7.25% Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement).
We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 measurement). A summary of these fair value measurements as of September 30, 2014, is as follows:

		Fair Value Measurements Using
Description	Total as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$77	$—	$77	$—
Liability for foreign currency derivative contracts	(30)	—	(30)	—
	$47

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

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which modifies the criteria for disposals to quality as discontinued operations and expands related disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. Adoption of this amendment will not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Topic 250). The ASU provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE B – ACQUISITION

Acquisition of Compressor Systems, Inc.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of CSI for $825.0 million cash (the CSI Acquisition). CSI owns one of the largest fleets of natural gas compressor packages in the United States. Headquartered in Midland, Texas, CSI fabricates, sells, and maintains natural gas compressors and provides a full range of compression products and services that covers compression needs throughout the entire natural gas production and transportation cycle to natural gas and oil producing clients. CSI derives revenues through three primary business lines: service operations, equipment sales, and aftermarket services. Strategically, the acquisition is expected to afford us the opportunity to capture significant synergies associated with our product and service offerings and our fabrication operations, further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits.

The CSI Acquisition purchase price was funded from (i) the issuance of 7.25% Senior Notes due 2022 in the aggregate principal amount of $350.0 million by us and one of our subsidiaries, Compressco Finance, Inc. (the 7.25% Senior Notes), resulting in net proceeds of $337.8 million ($350.0 million aggregate principal amount), (ii) the issuance by us (the Common Unit Issuance) of 15,280,000 common units (the New Units), at the public offering price of $23.50 per common unit (the Offering Price), in an underwritten public offering resulting in the net proceeds of $346.0 million ($359.1 million gross proceeds less commissions), and (iii) a portion of $210.0 million borrowed under our new $400.0 million bank revolving credit facility (the New Credit Facility).

In connection with the Common Unit Issuance, we granted an option to the underwriters (subject to certain terms and conditions as set forth in the Underwriting Agreement) to purchase up to 2,292,000 common units at the Offering Price, less the underwriting discount. On August 11, 2014, the underwriters exercised their option and purchased all 2,292,000 additional common units resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount). We used these additional net proceeds to repay a portion of the amount outstanding under the New Credit Facility.

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

Our preliminary allocation of the purchase price to the estimated fair value of the CSI net assets is as follows (in thousands):

Current assets	$104,456
Property and equipment	570,500
Intangible assets	59,672
Goodwill	169,984
Total assets acquired	$904,612

Current liabilities	79,612
Total liabilities assumed	79,612
Net assets acquired	$825,000
The allocation of purchase price to CSI's net assets and liabilities as of August 4, 2014 is preliminary and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. The final purchase price allocation could differ materially from the preliminary allocation above. Actual purchase price allocation amounts will be disclosed in subsequent filings. The preliminary allocation of purchase price includes approximately $170.0 million allocated to nondeductible goodwill recorded, and is supported by the strategic benefits discussed above to be generated from the acquisition. The acquired property and equipment is stated at fair value, and depreciation on the acquired property and equipment is computed using the straight-line method over the estimated useful lives of each asset. Buildings are depreciated using useful lives of 15 to 30 years.

Machinery and equipment is depreciated using useful lives of 2 to 15 years. Automobiles and trucks are depreciated using useful lives of 4 years. The acquired intangible assets represent approximately $32.4 million for the trademarks/trade names, approximately $15.0 million for customer relationships, and approximately $12.3 million of other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 10 years. These intangible assets are recorded net of approximately $1.5 million of accumulated amortization as of September 30, 2014.

For the three and nine month periods ended September 30, 2014, our revenues, depreciation and amortization, and pretax earnings included $61.0 million, $9.6 million, and $6.4 million, respectively, associated with the acquisition of CSI after the closing on August 4, 2014. In addition, CSI Acquisition-related costs of approximately $2.1 million and $3.0 million were incurred during the three and nine month periods ended September 30, 2014, respectively, related to external legal fees and due diligence costs. These costs have been recognized in selling, general, and administrative expenses in the consolidated statement of operations. Approximately $15.7 million of deferred financing costs were incurred and included in Other Assets as of September 30, 2014, and will be amortized over the term of the related debt. An additional $6.8 million of interim financing costs were incurred and reflected in other expense during the three months ended September 30, 2014.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the CSI Acquisition as if the transaction had occurred at the beginning of the periods presented. The pro forma information includes the impact of the preliminary allocation of the purchase price for the CSI Acquisition on revenues, depreciation and amortization, and net income. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred at the beginning of the periods presented or the future results that we will achieve after the transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Amounts)

Revenues	$133,441	$90,555	$365,708	$349,674
Depreciation and amortization	21,843	17,900	48,512	52,433
Net income	2,869	1,929	10,633	10,232

Per share information:
Net income per common unit:
Basic	$0.08	$0.06	$0.49	$0.30
Diluted	$0.08	$0.06	$0.49	$0.30

Net income per subordinated unit:
Basic and diluted	$0.08	$0.06	$0.49	$0.30

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30, 2014	December 31, 2013
	Scheduled Maturity	(In Thousands)
Previous Credit Agreement	October 15, 2017	$—	$29,959
New Credit Agreement	August 4, 2019	165,000	—
7.25% Senior Notes (presented net of the unamortized discount of $5.1 million as of September 30, 2014)	August 15, 2022	344,881	—
Total debt		509,881	29,959
Less current portion		—	—
Total long-term debt		$509,881	$29,959

7.25% Senior Notes

On July 29, 2014, we and one of our indirect wholly owned subsidiaries, Compressco Finance Inc., a Delaware corporation (we, together with Compressco Finance, the Issuers), and the guarantors named therein (the Guarantors and, together with the Issuers, the Obligors), entered into the Note Purchase Agreement (the Note Purchase Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of the initial purchasers named therein (collectively, the Initial Purchasers) related to the issuance and sale by the Issuers to the Initial Purchasers of $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes due 2022 (the 7.25% Senior Notes) in a private offering (the Offering) exempt from the registration requirements under the Securities Act of 1933, as amended (the Securities Act). The Note Purchase Agreement contains customary representations and warranties of the parties thereto and indemnification and contribution provisions under which the Obligors and the Initial Purchasers have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The Issuers closed the Offering on August 4, 2014. We used the net proceeds of the Offering of approximately $337.8 million (consisting of $350.0 million aggregate principal amount net of a $5.2 million discount and certain fees and offering expenses) to fund a portion of the $825.0 million cash purchase price for the CSI Acquisition, to pay certain acquisition expenses and to repay a portion of outstanding borrowings under our previous Credit Agreement dated October 15, 2013. The Issuers' obligations under the 7.25% Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis initially by each of our domestic restricted subsidiaries (other than Compressco Finance) that guarantee our other indebtedness. The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the Securities) were issued pursuant to an indenture described below. During the three months ended September 30, 2014, we incurred financing costs of approximately $8.4 million related to the 7.25% Senior Notes. These costs are included in Other Assets and are being amortized over the term of the 7.25% Senior Notes. The $5.2 million discount is being amortized using the effective interest method at an interest rate of 7.50% over the term of the 7.25% Senior Notes. Approximately $0.1 million of discount amortization expense was recognized during the three months ended September 30, 2014.

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

In addition, at any time or from time to time before August 15, 2017, we may redeem all or a part of the 7.25% Senior Notes at a redemption price equal to 100% of the principal amount of the 7.25% Senior Notes redeemed, plus an applicable "make whole" prepayment premium and interest up to the redemption date.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.25% Senior Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the Compressco Senior Note Purchase Agreement as of September 30, 2014.

The offer and sale of the Securities were not registered under the Securities Act or applicable state securities laws, and the Securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. In connection with the Offering of the 7.25% Senior Notes, the Obligors entered into the Registration Rights Agreement dated as of August 4, 2014 (the Registration Rights Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers, obligating the Obligors to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission (the SEC) registering an exchange offer by the Obligors that would allow holders of the Securities to exchange their restricted Securities for registered freely tradable notes and guarantees having substantially the same terms as the Securities and evidencing the same indebtedness as the restricted Securities. Under certain circumstances, in lieu of a registered exchange offer, the Obligors must use commercially reasonable efforts to file a shelf registration statement for the resale of the Securities. If, among other things, such exchange offer registration statement is not declared effective by the SEC on or prior to 365 days after the closing of the Offering, or the exchange offer has not been consummated within 30 business days following the expiration of the 365-day period following the closing of the Offering to have an exchange offer registration statement declared effective by the SEC, the Obligors will be required to pay to the holders of the 7.25% Senior Notes liquidated damages in an amount equal to 0.25% per annum on the principal amount of the 7.25% Senior Notes held by such holder during the 90-day period immediately following the occurrence of such registration default, and if such registration default is not cured, such amount of liquidated damages shall increase by 0.25% per annum at the end of such 90-day period, such that the maximum amount of liquidated damages for all registration defaults would be one-half of one percent (0.5%) per annum.

Bank Credit Facilities

On August 4, 2014, in connection with the CSI Acquisition, we entered into a new credit agreement (the New Credit Agreement), and borrowed $210.0 million, which was used to fund, in part, the $825.0 million purchase price of the CSI Acquisition. In addition, the New Credit Agreement borrowings were also used to pay fees and expenses related to the CSI Acquisition, the 7.25% Senior Notes offering, and the New Credit Agreement and to repay the $38.1 million balance outstanding under our previous Credit Agreement dated October 15, 2013, which was then terminated. As a result, approximately $0.8 million of unamortized deferred financing costs associated with that terminated Credit Agreement was charged to earnings and reflected in interest expense during the three months ended September 30, 2014. Under the New Credit Agreement, we and our subsidiary, Compressco Partners Sub, Inc., were named as the borrowers, and all obligations under the New Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries, other than domestic subsidiaries that are wholly owned by foreign subsidiaries. The New Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As of September 30, 2014, we incurred financing costs of approximately $7.3 million related to the New Credit Agreement. These costs are included in Other Assets and are being amortized over the term of the New Credit Agreement.

On August 11, 2014, the underwriters exercised their option and purchased 2,292,000 additional common units at the Offering Price resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount). Following the receipt of proceeds from this option exercise, approximately $55.0 million of the outstanding balance under the New Credit Agreement was repaid.

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

The New Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Credit Agreement provides that we can make distributions to holders of our common and subordinated units, but only if there is no default or event of default under the facility. We are in compliance with all covenants and conditions of the New Credit Agreement as of September 30, 2014.

All obligations under the New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets of our existing and future domestic subsidiaries, and all of the capital stock of our existing and future subsidiaries (limited in the case of foreign subsidiaries, to 65% of the voting stock of first tier foreign subsidiaries).

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

Foreign Currency Derivative Contracts

In October 2013, we began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2014, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Argentina peso	$3,823	8.60	10/15/2014
Forward purchase Canadian dollar	$2,266	1.21	10/15/2014
Forward purchase Mexican peso	$2,249	13.43	10/15/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 measurement). The fair value of our foreign currency derivative instruments as of September 30, 2014, is as follows:

	Balance Sheet	Fair Value at
Foreign currency derivative instruments	Location	September 30, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$77
	Current liabilities	(30)
Total		$47

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the nine month period ended September 30, 2014, we recognized approximately $0.2 million of net gains associated with our foreign currency derivative program, and such amount is included in other income in the accompanying consolidated statement of operations.

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

On July 11, 2014, the Board confirmed that the conditions set forth in the definition of the Subordination Period contained in our Partnership Agreement would be met upon the payment of the August 15, 2014 cash distribution. As a result, effective August 18, 2014, the 6,273,970 subordinated units held by TETRA and its affiliates converted on a one-for-one basis into common units. As a result of the conversion of these subordinated units which were issued in connection with our June 2011 IPO, no subordinated units are outstanding and our common units will no longer be entitled to arrearages in cash distributions. The conversion of our subordinated units does not impact the amount of cash distributions we pay or the total number of our outstanding units.

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

In connection with the CSI Acquisition, we and the seller of CSI made a joint Section 338(h) (10) election to treat the purchase of CSI as an asset acquisition for U.S. federal income tax purposes. Accordingly, no U.S. federal deferred tax assets or liabilities have been recorded as part of the acquisition.

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

NOTE H – SEGMENTS

ASC 280-10-50, “Operating Segments”, defines the characteristics of an operating segment as i) being engaged in business activity from which it may earn revenues and incur expenses, ii) being reviewed by the company's chief operating decision maker (CODM) to make decisions about resources to be allocated and to assess its performance, and iii) having discrete financial information. Although management of our General Partner reviews our products and services to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income, and EBITDA are not captured or analyzed by these items. Therefore discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these items, but rather in the aggregate. Based on this, our General Partner believes that we operate in one business segment.

In our analysis of product lines as potential operating segments, we also considered ASC 280-10-50-11, “Aggregation Criteria”, which allows for the aggregation of operating segments if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

•	The nature of the products and services;

•	The nature of the production processes;

•	The type or class of customer for their products and services;

•	The methods used to distribute their products or provide their services; and

•	The nature of the regulatory environment, if applicable.

     We are a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We fabricate and sell engine-driven oilfield fluid pump systems, standard compressor packages, custom-designed compressor packages and we sell compressor parts and components manufactured by third-party suppliers. We also provide aftermarket compression and other services. These business activities are similar in most geographic areas. Our compression services fleet includes a full spectrum of low-, medium- and high-horsepower compressor packages that are designed, engineered, and fabricated in our facilities in Midland, Texas and Oklahoma City, Oklahoma. Our customers comprise a broad base of natural gas and oil exploration and production, mid-stream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada and Argentina. The regulatory environment is similar in every jurisdiction in the United States in that the regulations and practices that most affect us are the result of federal energy policy.

NOTE I – SUBSEQUENT EVENTS

On October 17, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2014 of $0.46 per unit. This distribution equates to a distribution of $1.84 per outstanding unit, or approximately $62.2 million, on an annualized basis. This cash distribution is to be paid on November 14, 2014 to all unitholders of record as of the close of business on October 31, 2014.

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

Business Overview

On August 4, 2014, we completed the acquisition of Compressor Systems, Inc. (CSI). CSI has three primary business lines: compression and related services, aftermarket services, and equipment and parts sales. Through these business lines, CSI provides products and services that cover a wide range of compression needs throughout the natural gas production and transportation cycle to a broad customer base. CSI owns one of the largest fleets of natural gas compressor packages in the United States. With the acquisition of CSI (the CSI Acquisition), we have effected a significant change in the composition of our operations and our capital structure.

The CSI Acquisition increases our total horsepower (HP) offering from approximately 187,000 to over 1,045,000, and allows us to utilize an expanded range of compressor packages (from 20 HP to 2,370 HP) to provide compression services to customers. The CSI Acquisition dramatically expands our service and equipment sales offerings in the over-100 horsepower compression services market, complementing our existing strong presence in the below-100 horsepower compression services market. Strategically, the acquisition is expected to afford us the opportunity to capture significant synergies associated with our service and product offerings and our fabrication operations, to further penetrate into new and existing markets, and to achieve administrative efficiencies and other strategic benefits.
As a result of the CSI Acquisition, we have significantly expanded our operations and now design and fabricate natural gas reciprocating and rotary compressor packages up to 8,000 horsepower for use in our service fleet and for sale to our broadened customer base. Through CSI, we provide compression services and equipment for natural gas and oil production, processing, gathering, transportation, and storage. The CSI compression service fleet includes over 2,000 units that provide in excess of 1,000,000 in total aggregate horsepower, utilizing medium- and high-horsepower engines. The CSI service line currently generates approximately 40% of the revenues that were added as a result of the acquisition. Additionally, CSI fabricates and sells equipment that includes engine-driven oilfield fluid pump systems, standard compressor packages, and custom-designed compressor packages that are sold to natural gas and oil exploration and production, mid-stream, and transmission companies. Equipment sold by CSI supports customer needs for various applications including for gas gathering systems, gas lift, carbon dioxide injection, wellhead compression, gas storage systems, refrigeration plant compression, gas processing, pressure maintenance, pipelines, vapor recovery, pipeline station optimization, gas transmission, fuel gas boosters, and coal bed methane. Utilizing our below-100 horsepower compressor packages that were a majority of our business before the CSI Acquisition, we provide wellhead compression-based production enhancement services that are utilized to increase production by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our below-100 horsepower applications include production enhancement for dry gas wells and liquid-loaded gas wells using our GasJack(R) and VJackTM branded compressor packages. Additionally, over the past several years, the below-100 horsepower compression-based services applications are being utilized to a greater extent in liquids-rich resource plays providing vapor recovery, gas lift, and casing gas system applications.

The CSI Acquisition purchase price was funded from (i) the issuance of 7.25% Senior Notes due 2022 in the aggregate principal amount of $350.0 million by us and our subsidiary, Compressco Finance, Inc., (the 7.25% Senior Notes) resulting in net proceeds of $337.8 million (after deducting a $5.2 million discount and certain transaction related fees), (ii) the issuance by us of 15,280,000 common units (the New Units), at a public offering price of $23.50 per common unit (the Offering Price), in an underwritten public offering resulting in net proceeds of $346.0 million, and (iii) a portion of the $210.0 million borrowed under our new $400 million bank revolving credit facility (the New Credit Agreement). A subsidiary of our General Partner purchased 1,391,113 of the New Units for approximately $32.7 million. On August 11, 2014, the underwriters exercised their option to purchase 2,292,000 additional common units at the Offering Price resulting in additional net proceeds of $51.7 ($53.9 million less $2.2 underwriting discount and fees). We used the proceeds generated from the exercise of this option to reduce indebtedness outstanding under the New Credit Agreement. Our General Partner contributed approximately $8.4 million in order to maintain its approximately 2% general partner interest in us following the offering of the New Units and the additional common units issued upon the exercise of the underwriters' option.

The CSI Acquisition, which closed on August 4, 2014, significantly impacted our revenues, results of operations, and operating cash flow during the three month period ended September 30, 2014. Consolidated revenues generated by CSI during the third quarter subsequent to the August 4, 2014 closing date totaled approximately $61.0 million, increasing consolidated revenues for the third quarter of 2014 to $95.9 million, compared to $30.0 million during the third quarter of 2013. CSI revenues contributed $33.3 million of compression and aftermarket services, primarily in the U.S. and approximately $27.7 million of revenues from sales of equipment and parts. Primarily due to the continuing increased demand for our below-100 horsepower production enhancement compression services applications, particularly in liquids-rich resource plays and vapor recovery, our pre-CSI acquisition compression service revenues increased approximately $3.2 million during the three month period ended September 30, 2014 compared to the corresponding prior year period. In addition to the increased demand for below-100 horsepower compression services, U.S. and Canadian natural gas prices were higher compared to the prior year period, which has had a positive impact on overall demand and pricing for these compression services in these markets. Overall demand for our compression and related services remains strong and we expect continued growth in demand for our services, following the increase in U.S. production of oil and gas. Our foreign compression and related service revenues increased compared to the prior year period.

Overall, our total revenues and cost of revenues increased during the three month period ended September 30, 2014, compared to the corresponding prior year period. These increases reflect:
•         the impact of the August 4, 2014 CSI Acquisition;

•	improved overall utilization of the pre-acquisition fleet, particularly in the U.S.; and
•        increased international compression services activity in Mexico, Argentina, and Canada.

The growth of our operations is particularly dependent upon our continued capital expenditure program. We anticipate that our total capital expenditures during 2015 will be approximately $90 to $100 million, including approximately $10.0 million of maintenance capital expenditures. We plan to fund this continuing investment through the available capacity under our New Credit Agreement, undistributed operating cash flows, and potentially from other sources.

How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, year-to-date, and year-to-year comparisons and as compared to budget. This analysis is useful in identifying adverse cost trends and allows us to investigate the cause of these trends and implement remedial measures, if possible. The most significant portions of our operating expenses are for our field labor, repair and maintenance of our equipment, and for the fuel and other supplies consumed while providing our services. Other materials consumed while performing our services, ad valorem taxes, other labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with our level of activity.

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three month period ended September 30, 2014, is provided within the Results of Operations sections below.

EBITDA. We view EBITDA as one of our primary management tools and we track it on a monthly basis, both in dollars and as a percentage of revenues (compared to the prior month, prior year period, and to budget). We define EBITDA as earnings before interest, taxes, depreciation, and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

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

The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Net income (loss)	$(2,601)	$4,203	$6,897	$11,220
Provision (benefit) for income taxes	(1,351)	1,144	(183)	2,478
Depreciation and amortization	13,476	3,717	20,909	10,723
Interest expense, net	4,998	136	5,302	303
EBITDA	$14,522	$9,200	$32,925	$24,724

Net income and EBITDA for the three and nine month periods ended September 30, 2014, include the impact of $2.1 million and $3.0 million, respectively, of pretax transaction costs associated with the CSI Acquisition. In addition, the three and nine month periods ended September 30, 2014, include the impact of $6.7 million of pretax interim financing expenses in connection with the CSI Acquisition.

The following table reconciles cash flow from operating activities to EBITDA:

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Cash flow from operating activities	$31,341	$22,972
Changes in current assets and current liabilities	2,907	622
Deferred income taxes	1,207	(210)
Other non-cash charges	(899)	(1,441)
Financing expense	(6,750)	—
Interest expense, net	5,302	303
Provision for income taxes	(183)	2,478
EBITDA	$32,925	$24,724

The CSI Acquisition is expected to continue to have a significant impact on EBITDA going forward.
Average Horsepower Utilization Rate of our Compressor Packages. We measure the average horsepower utilization rate of our fleet of compressor packages as the average amount of horsepower of compressor packages used to provide services during a particular period, divided by the average amount of horsepower of compressor packages in our fleet during such period. Management primarily uses this metric to determine our future need for additional compressor packages and to measure marketing effectiveness.

The following table sets forth our total horsepower in our fleet and our total horsepower in service as of the dates shown.

	September 30,
	2014	2013
Horsepower
Total horsepower in fleet	1,072,304	179,048
Total horsepower in service	920,379	152,690
Net Increase in Compression Fleet Horsepower. We measure the net increase in our compression fleet horsepower during a given period of time by taking the difference between the aggregate horsepower of compressor packages placed into service during the period, less the aggregate horsepower of compressor packages removed from service during the period. Management uses this metric to evaluate our operating performance and our relative size in the market. Additional information regarding changes in the size of our compression fleet for the three month period ended September 30, 2014 is provided within the results of operations sections below.

Manufacturing and Backlog. Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and engine-driven pump systems designed and fabricated primarily at our facilities in Midland, Texas and Oklahoma City, Oklahoma. The equipment is fabricated to customer and standard specifications as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of September 30, 2014, our fabrication backlog was approximately $146.2 million, of which approximately $33.1 million is expected to be recognized through the year ended December 31, 2014, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

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

Acquisition Purchase Price Allocations

We account for acquisitions of businesses using the purchase method, which requires the allocation of the purchase price based on the fair values of the assets and liabilities acquired. We estimate the fair values of the assets and liabilities acquired using accepted valuation methods, and, in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. We have accounted for the various assets (including intangible assets) and liabilities acquired with the CSI Acquisition based on our estimate of fair values. Goodwill represents the excess of acquisition purchase price over the estimated fair values of the net assets acquired. Our estimates and judgments of the fair value of acquired businesses are imprecise, and the use of inaccurate fair value estimates could result in the improper allocation of the acquisition purchase price to acquired assets and liabilities, which could result in asset impairments, the recording of previously unrecorded liabilities, and other financial statement adjustments. The difficulty in estimating the fair values of acquired assets and liabilities is increased during periods of economic uncertainty.

Results of Operations

Results of operations for the three and nine months ended September 30, 2014, reflect the impact of the CSI Acquisition for the portion of the period beginning with the August 4, 2014, closing date of the acquisition.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

	Three Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In Thousands)
Revenues:
Compression and related services	58,300	28,408	$29,892	60.8%	94.8%	105.2%
Aftermarket services	6,595	—	$6,595	6.9%	0.0%	100.0%
Equipment and parts sales	30,997	1,555	29,442	32.3%	5.2%	1,893.4%
Total revenues	95,892	29,963	$65,929	100.0%	100.0%	220.0%
Cost of revenues:
Cost of compression and related services	30,561	15,354	15,207	31.9%	51.2%	99.0%
Cost of aftermarket services	5,266	—	$5,266	5.5%	0.0%	100.0%
Cost of equipment and parts sales	26,622	726	25,896	27.8%	2.4%	3,566.9%
Total cost of revenues	62,449	16,080	$46,369	65.1%	53.7%	288.4%
Selling, general and administrative expense	10,163	4,473	5,690	10.6%	14.9%	127.2%
Depreciation and amortization	13,476	3,717	9,759	14.1%	12.4%	262.6%
Interest expense, net	4,998	136	4,862	5.2%	0.5%	3,575.0%
Other expense, net	8,758	210	8,548	9.1%	0.7%	4,070.5%
Income (loss) before income taxes	(3,952)	5,347	$(9,299)	(4.1)%	17.8%	(173.9)%
Provision (benefit) for income taxes	(1,351)	1,144	(2,495)	(1.4)%	3.8%	(218.1)%
Net income (loss)	$(2,601)	$4,203	$(6,804)	(2.7)%	14.0%	(161.9)%

Revenues

Revenues during the third quarter of 2014 significantly increased compared to the prior year period primarily due to the CSI Acquisition, which generated aggregate revenues of approximately $61.0 million during the portion of the third quarter subsequent to the August 4, 2014 closing date of the acquisition. Approximately $26.7 million of the $29.9 million increase in compression and related services revenues were generated by CSI, with the additional increase primarily a result of increased below-100 horsepower compression services applications activity, primarily in liquids-rich resource play reservoirs in the U.S. An additional $6.6 million of aftermarket services revenues were also added as a result of the CSI Acquisition. The increased natural gas prices in the U.S. and Canada have had a positive impact on overall demand and pricing for compression services in these markets. Increased demand for compression and related services in the U.S. has been driven by the recent significant investments made into increased exploration and production of oil and natural gas and the related infrastructure, including midstream transmission, gathering, processing, vapor recovery, and wellhead compression. We have continued to increase our compressor fleet, both in the U.S. and certain foreign markets, to serve increasing demand for services.

In addition to the increase in consolidated compression and related services and aftermarket services revenues, there was an increase of approximately $29.4 million in revenues from the sales of equipment and parts during the three months ended September 30, 2014, compared to the prior year period. This increase is primarily due to the acquisition of CSI which generated equipment and parts sales revenues of $27.7 million during the portion of the quarter subsequent to the closing date of the acquisition. The level of revenues from equipment and parts sales is volatile and typically difficult to forecast, as these revenues are tied to specific projects that vary in scope, design, complexity and customer needs. Our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in cost of compression and related services revenues during the quarter ended September 30, 2014, compared to the prior year period was primarily due to the impact of the CSI Acquisition, which generated approximately $12.8 million of cost during the period subsequent to the August 4, 2014, closing date as well as the increased activity in the U.S. and Canada as discussed above. Cost of compression and related services as a percentage of compression and related services revenues was 52.4% during the quarter ended September 30, 2014, compared to 54.0% from the prior year period. CSI cost of compression services as a percentage of compression services revenues was 48.0% during the current year period. During the third quarter, we began the process of capturing the synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward, and are expected to result in increased cost efficiencies in future periods.

Cost of equipment and parts sales increased compared to the prior year due to the increased sales, primarily related to the CSI Acquisition, discussed above.

Selling, general and administrative expense

Selling, general and administrative expense increased for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to the impact of the CSI Acquisition, and included approximately $2.1 million of professional services and other transaction costs associated with the CSI Acquisition. Additionally, we completed an enterprise business system software project during the current year quarter, including consulting, training, and non-capitalized implementation costs of approximately $0.9 million. The ongoing efforts to integrate the administrative functions of CSI are expected to result in efficiencies going forward.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased primarily as a result of the acquisition of CSI, and includes the impact of the preliminary allocation of the purchase price to the estimated fair values of CSI's property, plant and equipment and identified intangible assets.

Interest expense

Interest expense increased due to increased borrowings under the New Credit Agreement and the issuance of the 7.25% Senior Notes in connection with the CSI Acquisition. As of September 30, 2014, our total outstanding borrowing under our credit facility was $165 million. Interest expense is expected to continue to be increased compared to prior periods as a result of the borrowings associated with the CSI Acquisition.

Other expense, net

Other expense, net, was $8.8 million during the third quarter of 2014 compared to $0.2 million of expense during the corresponding prior year period, primarily due to approximately $6.7 million of one-time interim financing costs incurred in connection with the CSI Acquisition.

Provision (benefit) for income taxes

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiaries. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations in the foreign countries in which we operate. We reflected a benefit for income taxes during the current year period due to the pretax loss recorded compared to a provision for income taxes recorded in the corresponding prior year period.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

	Nine Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Combined Results of Operations	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In Thousands)
Revenues:
Compression and related services	116,270	84,870	$31,400	73.7%	95.5%	37.0%
Aftermarket services	6,595	—	$6,595	4.2%	0.0%	100.0%
Equipment and parts sales	34,945	3,984	30,961	22.1%	4.5%	777.1%
Total revenues	157,810	88,854	$68,956	100.0%	100.0%	77.6%
Cost of revenues:
Cost of compression and related services	61,942	48,613	$13,329	39.3%	54.7%	27.4%
Cost of aftermarket services	5,266	—	$5,266	3.3%	0.0%	100.0%
Cost of equipment and parts sales	28,617	2,096	26,521	18.1%	2.4%	1,265.3%
Total cost of revenues	95,825	50,709	$45,116	60.7%	57.1%	89.0%
Selling, general and administrative expense	19,265	12,988	6,277	12.2%	14.6%	48.3%
Depreciation and amortization	20,909	10,723	10,186	13.2%	12.1%	95.0%
Interest expense, net	5,302	303	4,999	3.4%	0.3%	1,649.8%
Other expense, net	9,795	433	9,362	6.2%	0.5%	2,162.1%
Income (loss) before income taxes	6,714	13,698	$(6,984)	4.3%	15.4%	(51.0)%
Provision (benefit) for income taxes	(183)	2,478	(2,661)	(0.1)%	2.8%	(107.4)%
Net income (loss)	$6,897	$11,220	$(4,323)	4.4%	12.6%	(38.5)%

Revenues

Revenues during the nine months ended September 30, 2014 increased compared to the prior year period primarily due to the CSI Acquisition, which generated aggregate revenues of approximately $61.0 million subsequent to the August 4, 2014, closing date of the acquisition. Approximately $26.7 million of the $31.4 million increase in compression and related services revenues were generated by CSI, with the additional increase primarily a result of increased below-100 horsepower compression services applications activity, primarily in liquids-rich resource play reservoirs in the U.S. An additional $6.6 million of aftermarket services revenues were also added as a result of the acquisition of CSI operations. Increased natural gas prices in the U.S. and Canada have had a positive impact on overall demand and pricing for compression services in these markets. Increased demand for compression and related services in the U.S. has been driven by the recent significant investments made into increased exploration and production of oil and natural gas and the related infrastructure, including midstream transmission, gathering, processing, vapor recovery, and wellhead compression. We have continued to increase our compressor fleet, both in the U.S. and certain foreign markets, to serve increasing demand for services. .

In addition to the increase in compression and related services and aftermarket services revenues, there was an increase of approximately $31.0 million in revenues from the sale of compressor packages, equipment, and parts during the nine months ended September 30, 2014, compared to the prior year period. This increase is primarily due to the acquisition of CSI which generated revenues of $27.7 million during the portion of the period subsequent to the closing date of the acquisition. The level of revenues from such sales is volatile and typically difficult to forecast, as these revenues are tied to specific projects that vary in scope, design, complexity, and customer needs. Our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in cost of compression services revenues during the nine months ended September 30, 2014, compared to the prior year period was also due to the CSI Acquisition, which generated approximately $12.8 million of cost during the period subsequent to the August 4, 2014, closing date of the acquisition. Consolidated cost of compression and related services as a percentage of consolidated compression and related services revenues decreased to 53.3% during the current year period from 57.3% during the prior year period. This improvement was due to the impact during the first half of 2014 of overall efforts to decrease U.S. and Canada operating costs despite the increase in activity in these regions, and despite the increase in unconventional compression services applications, which have higher operating cost levels. During the third quarter, we began the process of capturing the synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward, and are expected to result in increased cost efficiencies in future periods.

Cost of equipment and parts sales increased compared to the prior year due to the increased sales associated with the CSI Acquisition as discussed above.

Selling, general and administrative expense

Selling, general and administrative expense increased for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to the impact of the CSI Acquisition, and included increased professional services expenses of approximately $3.0 million associated with the CSI Acquisition. Additionally, we completed an enterprise business system software project during the third quarter of 2014, including consulting, training, and non-capitalized implementation costs approximating $0.9 million. These increases were partially offset by decreased administrative salary and personnel related expenses. The ongoing efforts to integrate the administrative functions of CSI are expected to result in efficiencies going forward.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased primarily due to the acquisition of CSI, and includes the impact of the preliminary allocation of the purchase price to the estimated fair values of CSI's property, plant and equipment and identified intangible assets.

Interest expense

Interest expense increased significantly as a result of the issuance of our Senior Notes and the increased borrowings under our New Credit Agreement in connection with the August 4, 2014 CSI Acquisition. Increased interest expense levels compared to the prior year period are expected to continue going forward. As of September 30, 2014, our total outstanding borrowing under our credit facility was $165.0 million. Interest expense is expected to continue to be increased.

Other expense, net

Other expense, net, was $9.8 million during the first nine months of 2014 compared to $0.4 million of expense during the corresponding prior year period, primarily due to the impact of $6.7 million of non-recurring interim financing costs associated with the CSI Acquisition during the current year period.

Provision (benefit) for income taxes

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiaries. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations in the foreign countries in which we operate. We reflected a benefit for income taxes during the current year period due to the pretax loss recorded by our U.S. corporate subsidiaries during the third quarter of 2014.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, operating leases, and future issuances of equity and debt, which we believe will be sufficient to meet our working capital requirements.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of CSI for $825.0 million cash. The CSI Acquisition purchase price was funded from (i) the issuance of the 7.25% Senior Notes in the aggregate principal amount of $350.0 million resulting in net proceeds of $337.8 million (after deducting a $5.2 million discount and certain transaction related fees), (ii) the issuance by us of 15,280,000 New Units at the Offering Price resulting in net proceeds of $346.0 million ($359.1 million gross proceeds less commissions), and (iii) a portion of $210.0 million borrowed under the New Credit Agreement. A subsidiary of our General Partner purchased 1,391,113 of the New Units. On August 11, 2014, the underwriters exercised their option to purchase 2,292,000 additional common units at the Offering Price less an underwriting discount resulting in additional net proceeds of $51.7 ($53.9 million less $2.2 underwriting discount and fees). Following the receipt of proceeds from this option exercise, we utilized approximately $55.0 million of these proceeds to pay a portion of the outstanding balance under the New Credit Agreement. Our General Partner contributed approximately $8.4 million (following the issuance of the New Units and the underwriter's option exercise) to us in order to maintain its approximately 2% general partner interest in us. Although a portion of the increased operating cash flows will be used to fund the debt service requirements of the 7.25% Senior Notes and our New Credit Agreement, our distributable cash flows following our acquisition of CSI are expected to increase.

As a result of the transactions undertaken to finance the CSI Acquisition, our consolidated capital structure has significantly changed. Due to the significant impact the CSI Acquisition is expected to have on our future EBITDA and operating cash flows, we believe that we have sufficient liquid assets, cash flow from operations, and other capital resources to meet our financial commitments, debt service obligations, and anticipated capital expenditures. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our expanded operations, funds borrowed under our New Credit Agreement, and funds received from the issuance of additional debt and equity. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part II, Item 1A “Risk Factors” included in this Quarterly Report and in Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Continued growth in our operations, both internationally and in the U.S, will require ongoing significant capital expenditure investment. We anticipate that our total capital expenditures during 2015 will be approximately $90 to $100 million, including approximately $10.0 million of maintenance capital expenditures. Continued growth or expansion of our operations or increased working capital requirements could result in the need for additional borrowings or equity offerings.

Our capital expenditure program consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compressor fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to increase their capability. Expansion capital expenditures generally result in the ability for us to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor fleet or support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity, and include the maintenance of existing assets and the replacement of obsolete assets. Expansion capital expenditures and maintenance capital expenditures also include capitalized interest on debt incurred to finance such expenditures.

On October 17, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2014 of $0.46 per unit. This distribution equates to a distribution of $1.84 per outstanding common unit, or approximately $62.2 million, on an annualized basis. This quarterly cash distribution is to be paid on November 14, 2014 to all common unitholders of record as of the close of business on October 31, 2014. The amount to be distributed on November 14, 2014, will also include the impact of incentive distribution rights of our General Partner, for amounts distributed in excess of $0.445625 per common unit.

Cash Flows

The following table summarizes our primary sources and uses of cash for the three month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Net cash provided by operating activities	$31,341	$22,972
Net cash used in investing activities	(854,643)	(19,975)
Net cash provided by (used in) financing activities	835,465	(5,821)

Operating Activities

Net cash from operating activities increased by $8.3 million during the nine month period ended September 30, 2014 to $31.3 million compared to $23.0 million for the 2013 period. Cash provided from operating activities increased during the third quarter of 2014 as a result of increased operations following the CSI Acquisition.

Cash provided from our foreign operations is subject to various uncertainties, including the volatility associated with interruptions caused by customer budgetary decisions, uncertainties regarding the renewal of our existing customer contracts, and other changes in contract arrangements, security concerns, the timing of collection of our receivables, and the repatriation of cash generated by our operations.

Investing Activities

Capital expenditures during the nine month period ended September 30, 2014, increased compared to the 2013 period, reflecting the impact of our expanded operations subsequent to the CSI Acquisition. The capital expenditure requirements of CSI are significantly increased compared to our pre-existing operations due to the size and scope of the operations of CSI and the significantly higher horsepower of CSI compressor packages. Total capital expenditures during the current year period of $28.8 million include $2.1 million of maintenance capital expenditures. Our expansion capital programs for the remainder of 2014 is focused on increasing our fleet to meet customer needs, and we currently plan to spend up to approximately $33.1 million on capital expenditures during the remainder of 2014, including approximately $2.7 million of estimated maintenance capital expenditures.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of Compressor Systems, Inc. (CSI) for $825.0 million cash.

During the nine months ended September 30, 2014, we also paid in advance approximately $0.8 million toward the purchase of additional SuperJackTM packages being fabricated for us by a third party. This amount is included in Other Investing Activities in our consolidated statement of cash flows for the period.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to our unitholders of record on the applicable record date and to our General Partner. During the nine month period ended September 30, 2014, we distributed approximately $21.4 million to our unitholders and General Partner. On October 17, 2014, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2014 of $0.46 per unit. This cash distribution is to be paid on November 14, 2014 to all unitholders of record as of the close of business on October 31, 2014.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity and debt.

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

The Issuers closed the Offering on August 4, 2014. We used the net proceeds of the Offering of approximately $337.8 million (consisting of $350.0 million aggregate principal amount net of a $5.2 million discount and certain fees and offering expenses) to fund a portion of the $825.0 million cash purchase price for the CSI Acquisition, to pay certain acquisition expenses and to repay a portion of outstanding borrowings under the previous Credit Agreement dated October 15, 2013. The Issuers' obligations under the 7.25% Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis initially by each of our domestic restricted subsidiaries (other than Compressco Finance) that guarantee our other indebtedness. The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the Securities) were issued pursuant to an indenture described below. Pursuant to the Note Purchase Agreement, CSI and any domestic subsidiaries of CSI required to guarantee the 7.25% Senior Notes pursuant to the indenture governing the 7.25% Senior Notes were joined as parties to the Note Purchase Agreement pursuant to a purchase agreement joinder, dated August 4, 2014.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.25% Senior Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the 7.25% Senior Note Agreement as of September 30, 2014.

The offer and sale of the Securities were not registered under the Securities Act or applicable state securities laws, and the Securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. In connection with the Offering of the 7.25% Senior Notes, the Obligors entered into the Registration Rights Agreement dated as of August 4, 2014 (the Registration Rights Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers, obligating the Obligors to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission (the SEC) registering an exchange offer by the Obligors that would allow holders of the Securities to exchange their restricted Securities for registered freely tradable notes and guarantees having substantially the same terms as the Securities and evidencing the same indebtedness as the restricted Securities. Under certain circumstances, in lieu of a registered exchange offer, the Obligors must use commercially reasonable efforts to file a shelf registration statement for the resale of the Securities. If, among other things, such exchange offer registration statement is not declared effective by the SEC on or prior to 365 days after the closing of the Offering, or the exchange offer has not been consummated within 30 business days following the expiration of the 365-day period following the closing of the Offering to have an exchange offer registration statement declared effective by the SEC, the Obligors will be required to pay to the holders of the 7.25% Senior Notes liquidated damages in an amount equal to 0.25% per annum on the principal amount of the 7.25% Senior Notes held by such holder during the 90-day period immediately following the occurrence of such registration default, and if such registration default is not cured, such amount of liquidated damages shall increase by 0.25% per annum at the end of such 90-day period, such that the maximum amount of liquidated damages for all registration defaults would be one-half of one percent (0.5%) per annum.

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

On August 4, 2014, in connection with the CSI Acquisition, we entered into a new credit agreement (the New Credit Agreement), and with the initial $210.0 million of borrowings received, repaid the $38.1 million balance outstanding under our previous Credit Agreement dated October 15, 2013, which was then terminated. Approximately $0.8 million of deferred financing costs associated with that terminated Credit Agreement were expensed and charged to income during the third quarter of 2014.

On August 11, 2014, the underwriters exercised their option and purchased all 2,292,000 additional common units at the Offering Price resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount). Following the receipt of proceeds from this option exercise, approximately $55 million was paid to reduce the balance of the New Credit Agreement.

Under the New Credit Agreement, we and our Compressco Partners Sub, Inc. subsidiary were named as the borrowers, and all obligations under the New Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). The New Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As of November 13, 2014, and following additional borrowings of $15.0 million to fund capital expenditures, we have a balance outstanding under the New Credit Agreement of $180.0 million and had availability under the New Credit Agreement of $212.9 million, and $7.1 million letters of credit and performance bonds outstanding.

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

The New Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA ) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Credit Agreement provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility. We are in compliance with all covenants and conditions of the New Credit Agreement as of September 30, 2014.

All obligations under the New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets of our existing and future domestic subsidiaries, and all of the capital stock of our existing and future subsidiaries (limited in the case of foreign subsidiaries, to 65% of the voting stock of first tier foreign subsidiaries).

Off Balance Sheet Arrangements

As of September 30, 2014, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

The table below summarizes our contractual cash obligations as of September 30, 2014:

	Payments Due
	Total	2014	2015	2016	2017	2018	2019	Thereafter
	(In Thousands)
Long-term debt	$509,881	$—	$—	$—	$—	$—	$165,000	$344,881
Interest on debt	224,785	7,559	30,236	30,236	30,236	30,236	28,615	67,667
Operating leases	1,158	277	617	177	22	17	17	31
Total contractual cash obligations	$735,824	$7,836	$30,853	$30,413	$30,258	$30,253	$193,632	$412,579

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

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with the New Credit Agreement. On September 30, 2014, we had a total of $165.0 million outstanding under our New Credit Agreement. As interest charged on our New Credit Agreement is based on a variable rate, we are exposed under the New Credit Agreement to floating interest rate risk on outstanding borrowings. Our exposure to floating interest rate risk has increased significantly as a result of the borrowings under the New Credit Agreement in connection with the CSI Acquisition. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under our credit facility. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but as of November 13, 2014, we do not have in place any interest rate hedges or forward contracts.

	Expected Maturity Date								Fair Market Value
	2014	2015	2016	2017	2018	2019	There-after	Total
	(In Thousands, Except Percentages)
As of September 30, 2014
Long-term debt:
U.S. dollar variable rate	$—	$—	$—	$—	$—	$165,000	$—	$165,000	$165,000
Weighted average interest rate	—	—	—	—	—	2.946%	—	2.946%	—
Variable to fixed swaps	—	—	—	—	—	—	—	—	—
U.S. dollar fixed rate	—	—	—	—	—	—	350,000	350,000	393,300
Interest rate (fixed)	—	—	—	—	—	—	7.25%	7.25%	—

Exchange Rate Risk

 We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 10.0% would have an $18,000 impact on our net income for the three month period ended September 30, 2014.

In October 2013, we began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2014, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Argentina peso	$3,823	8.60	10/15/2014
Forward purchase Canadian dollar	$2,266	1.21	10/15/2014
Forward purchase Mexican peso	$2,249	13.43	10/15/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 measurement). The fair value of our foreign currency derivative instruments as of September 30, 2014, is as follows:

	Balance Sheet	Fair Value at
Foreign currency derivative instruments	Location	September 30, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$77
	Current liabilities	(30)
Total		$47

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the period ended September 30, 2014, we recognized approximately $0.2 million of net gains associated with our foreign currency derivative program, and such amount is included in Other Income in the accompanying consolidated statement of operations.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2014, the end of the period covered by this quarterly report.

During the quarter ended September 30, 2014, in order to streamline our financial systems processes and to be consistent with TETRA's financial system environment, we implemented JD Edwards EnterpriseOne financial system software. This implementation, which excluded the operations acquired as part of the CSI Acquisition, was subject to various testing and review procedures prior to execution. We believe the conversion to and implementation of this new system further strengthened our existing internal control over financial reporting by enhancing certain business processes.

As discussed above in this Quarterly Report on Form 10-Q, on August 4, 2014, we completed the acquisition of CSI. We are currently integrating CSI into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and, where necessary, making changes in controls and procedures related to the CSI business, which we expect to be completed in fiscal year 2015. We expect to exclude CSI from our assessment of internal control over financial reporting as of December 31, 2014. Total assets of CSI represented approximately 78.1% of our consolidated total assets as of September 30, 2014, and CSI's revenues following the August 4, 2014 acquisition date represented approximately 62.7% of our consolidated revenues for the three month period ended September 30, 2014.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional Risks Related to the CSI Acquisition

The CSI Acquisition has substantially changed the scope and size of our operations and business.

The CSI Acquisition has substantially expanded the scope and size of our business, with larger fabrication, equipment sales, and aftermarket service operations. Prior to our CSI Acquisition, we fabricated and provided services utilizing small horsepower wellhead compression packages, with total fleet horsepower of approximately 187,000 as of June 30, 2014. We and CSI operate in many of the same regions; however, CSI covers a broader range of compression services and as of September 30, 2014 had total fleet horsepower of approximately 1,072,304. CSI’s business also includes substantial international sales operation, including large sales in 2013 to two customers in Mexico and Southeast Asia. Additionally, CSI’s business includes operations and equipment that we have not historically provided. Consequently, we may not be able to integrate CSI’s operations into our operations or to realize the expected economic benefits of the CSI Acquisition.

We and CSI each have customers that collectively accounted for significant percentages of our respective 2013 fiscal year revenues. The loss of any of these significant customers would result in a decline in our revenue and cash available to pay distributions to our unitholders.

For the year ended December 31, 2013, and prior to the CSI Acquisition, our five most significant customers collectively accounted for approximately 42.5% of our revenues. Our five largest customers for the year ended December 31, 2013, were PEMEX, BP, Yacimientos Petroliferos Fiscales (“YPF”), Anadarko Petroleum Corporation and Apache Corporation. These five customers accounted for approximately 21.7%, 10.0%, 4.0%, 3.4%, and 3.4% of our revenues, respectively, for the year ended December 31, 2013. For the fiscal year ended September 30, 2013, and prior to being acquired by us, CSI had revenues from five major customers, DCP Midstream, South-East Asian Crude Oil Pipeline Ltd., ConocoPhillips, Cimarex Energy Company and Devon Energy, representing approximately 17.8%, 13.6%, 7.8%, 3.9% and 3.0% of its revenues, respectively. The loss of all or even a portion of the revenues from these customers, as a result of competition or otherwise, could have a material adverse effect on our combined business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

We may not have accurately estimated the benefits to be realized from the CSI Acquisition.

The expected benefits from the CSI Acquisition may not be realized if our estimates of the potential net cash flows associated with the CSI assets are materially inaccurate or if we encounter unanticipated CSI operating problems or liabilities. We performed an inspection of the CSI assets acquired, which we believe to be generally consistent with industry practices. However, the accuracy of our assessments of the CSI assets and our estimates are inherently uncertain. There could also be environmental or other problems that are not necessarily observable from our inspection. If subsequent problems are identified after the CSI Acquisition, the stock purchase agreement provides for limited recourse against the seller.

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

In response to the announcement of the CSI Acquisition, either our customers or CSI’s customers may delay or defer purchasing decisions. Any delay or deferral of purchasing decisions by customers could negatively affect our combined business operations. Similarly, current or prospective employees of us or of CSI may experience uncertainty about their future roles with the combined entity. This may adversely affect our ability to attract and retain key management, marketing and technical personnel. In addition, the diversion of the attention of our respective management teams away from day-to-day operations during the integration of CSI's operations could have an adverse effect on our financial condition and operating results.

If we fail to obtain all required consents and waivers, third parties may terminate or alter existing contracts.

Certain agreements with suppliers, customers, licensors or other business partners may require CSI or us to obtain the consent, approval, waiver or authorization of these other parties in connection with the CSI Acquisition. We and the selling stockholder of CSI have agreed to use commercially reasonable, good faith efforts to obtain all required consents, waivers, approvals and authorizations. However, we cannot assure you that we will be able to obtain all of the required consents, waivers, approvals and authorizations, and the failure to do so could have a material adverse effect on the business of the combined company.

We are exposed to interest rate risk with regard to our indebtedness.

Our New Credit Agreement consists of floating rate borrowings that bear interest at an agreed upon percentage rate spread above LIBOR or a base rate. As of September 30, 2014, we have approximately $165.0 million of borrowings outstanding, plus $7.1 million of letters of credit, under the New Credit Agreement. Accordingly, our cash flows and results of operations could be subject to interest rate risk exposure associated with the level of the variable rate debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk, therefore if interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our cash available for servicing our indebtedness would decrease. A 1.0% increase in interest rates on the $165.0 million outstanding under our New Credit Agreement as of September 30, 2014 would cost us approximately $1.7 million in additional annual interest expense.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of September 30, 2014, after giving effect to the CSI Acquisition, we have approximately $509.9 million of total indebtedness, including $165 million of debt outstanding under our New Partnership Credit Agreement. Our level of indebtedness could affect our operations in several ways, including the following:

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

We may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our New Partnership Credit Agreement and under the indenture for the 7.25% Senior Notes. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations, including those relating to the notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 31, 2014	—	$—	N/A	N/A
August 1 – August 31, 2014	—	—	N/A	N/A
September 1 – September 30, 2014	—	—	N/A	N/A
Total	—		N/A	N/A

(1)	Units acquired in connection with the vesting of certain employee restricted units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

2.1
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

4.1
Underwriting Agreement, dated July 24, 2014, by and among the Partnership and the Underwriters named therein, relating to the Common Units (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on July 29, 2014 (SEC File No. 001-35195)).

4.2
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

4.3
Registration Rights Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.1
Guaranty, dated July 20, 2014, by Compressco Partners, L.P. in favor of Warren Equipment Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.2
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compresso Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.3
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.4
Purchase Agreement Joinder, dated as of August 4, 2014, by and among the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.5
Credit Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Partners Sub, Inc., the lenders from time to time party thereto, Bank of America, N.A., in its capacity as administrative agent for the lenders and collateral agent, and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.6*	Employment Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox.
10.7*	Change in Control Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended September 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) Consolidated Statement of Partners’ Capital for the six month period ended September 30, 2014; (v) Consolidated Statements of Cash Flows for the six month periods ended September 30, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements for the six months ended September 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPRESSCO PARTNERS, L.P.
		By:	Compressco Partners GP Inc.,
its General Partner

Date:	November 14, 2014	By:	/s/Timothy A. Knox
Timothy A. Knox, President
Principal Executive Officer

Date:	November 14, 2014	By:	/s/James P. Rounsavall
James P. Rounsavall
Chief Financial Officer, Treasurer and Secretary
Principal Financial Officer

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

4.1
Underwriting Agreement, dated July 24, 2014, by and among the Partnership and the Underwriters named therein, relating to the Common Units (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on July 29, 2014 (SEC File No. 001-35195)).

4.2
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

4.3
Registration Rights Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.1
Guaranty, dated July 20, 2014, by Compressco Partners, L.P. in favor of Warren Equipment Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.2
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compresso Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.3
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.4
Purchase Agreement Joinder, dated as of August 4, 2014, by and among the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.5
Credit Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Partners Sub, Inc., the lenders from time to time party thereto, Bank of America, N.A., in its capacity as administrative agent for the lenders and collateral agent, and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.6*	Employment Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox.
10.7*	Change in Control Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox.
31.1*	Certification of Principal Executive Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended September 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) Consolidated Statement of Partners’ Capital for the six month period ended September 30, 2014; (v) Consolidated Statements of Cash Flows for the six month periods ended September 30, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements for the three months ended September 30, 2014.