Form 10-K
period 2014-12-31
CSI Compressco LP
filed 2015-03-20
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             .

COMMISSION FILE NUMBER 001-35195

CSI Compressco LP
(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-3450907
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

3809 S. FM 1788
Midland, Texas	79706
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (432) 563-1170

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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]
THE AGGREGATE MARKET VALUE OF COMMON UNITS HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $71,711,465 AS OF JUNE 30, 2014, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
THE NUMBER OF COMMON UNITS OUTSTANDING AS OF MARCH 13, 2015 WAS 33,145,876 UNITS.
DOCUMENTS INCORPORATED BY REFERENCE- NONE

(i)

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” and information based on our beliefs and those of our general partner. Forward-looking statements in this annual report are identifiable by the use of the following words and other similar words: “anticipates”, “assumes”, “believes”, “budgets”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “intends”, “may”, “might”, “plans”, “predicts”, “projects”, “schedules”, “seeks”, “should, “targets”, “will” and “would”.

Such forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable but such forward-looking statements are subject to numerous risks, and uncertainties, including, but not limited to:

•	economic and operating conditions that are outside of our control, including the supply, demand, and prices of crude oil and natural gas;

•	the levels of competition we encounter;

•	the activity levels of our customers;

•	the availability of adequate sources of capital to us;

•	our ability to comply with contractual obligations, including those under our financing arrangements;

•	our operational performance;

•	risks related to acquisitions and our growth strategy, including our recent acquisition of Compressor Systems, Inc.;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to our foreign operations;

•	the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies; and

•
other risks and uncertainties under “Item 1A. Risk Factors” in this Annual Report and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

The risks and uncertainties referred to above are generally beyond our ability to control and we cannot predict all the risks and uncertainties that could cause our actual results to differ from those indicated by the forward-looking statements. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results may vary from those indicated by the forward-looking statements, and such variances may be material.

All subsequent written and oral forward-looking statements made by or attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements we may make, except as may be required by law.

Certain Defined Terms

Unless the context requires otherwise, when we refer to “we,” “us,” “our,” and “the Partnership,” we are describing CSI Compressco LP (formerly named Compressco Partners, L.P.) and its wholly owned subsidiaries on a consolidated basis. References to “CSI Compressco GP” or “our general partner” refer to our general partner, CSI Compressco GP Inc. References to “TETRA” refer to TETRA Technologies, Inc. and TETRA’s controlled subsidiaries, other than us. References to “Compressco” refer to Compressco, Inc. and its controlled subsidiaries, other than us. References to “TETRA International” refer to TETRA International Incorporated and TETRA International’s controlled subsidiaries. References to “Compressco Partners Predecessor” or “our Predecessor” refer to the predecessor of CSI Compressco LP for accounting purposes. As further described elsewhere in this Annual Report, our Predecessor consists of (1) all of the historical assets, liabilities and operations of Compressco, combined with (2) certain assets, liabilities and operations of TETRA International conducting wellhead compression-based production enhancement services and related well monitoring and automated sand separation services in Mexico. References to the “Initial Public Offering” refer to the Partnership’s initial public offering of 2,670,000 common units representing limited partner interests in the Partnership ("common units") at $20.00 per common unit completed on June 20, 2011 pursuant to a Registration Statement on Form S-1, as amended (File No. 333-155260) (the "Registration Statement"), initially filed on November 10, 2008 by the Partnership with the Securities and Exchange Commission (the "SEC") pursuant to the Securities Act of 1933, as amended (the "Securities Act"), including a prospectus regarding the Initial Public Offering (the "Prospectus") filed with the SEC on June 16, 2011 pursuant to Rule 424(b).

(ii)

PART I

Item 1. Business.

General

We are a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We fabricate and sell standard and custom-designed compressor packages and oilfield fluid pump systems, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina.

We are one of the largest service providers of natural gas compression services in the United States, utilizing our fleet of compressor packages that employs a full spectrum of low-, medium-, and high-horsepower engines. Low-horsepower compressor packages enhance production for dry gas wells and liquid-loaded gas wells by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our low-horsepower compressor packages are also utilized in connection with oil and liquids production and in vapor recovery and casing gas system applications. Low- to medium-horsepower compressor packages are typically utilized in wellhead and natural gas gathering systems and other applications primarily in connection with natural gas and oil production. Our high-horsepower compressor package offerings are typically utilized in midstream applications including natural gas gathering and centralized compression facilities.

Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facilities in Midland, Texas and Oklahoma City, Oklahoma, as well as the sale of compressor package parts and components manufactured by third-party suppliers. We design and fabricate natural gas reciprocating and rotary screw compressor packages up to 8,000 horsepower for sale to our customers. The compressor packages that we fabricate are sold to customers for their use in various applications including gas gathering, gas lift, carbon dioxide injection, wellhead compression, gas storage, refrigeration plant compression, gas processing, pressure maintenance, pipeline transmission, vapor recovery, gas transmission, fuel gas boosters, and coal bed methane systems. Our pump systems can be utilized in multiple applications including oil and liquids production, transfer, and pipeline transmission, as well as water injection and disposal and other systems.

Our aftermarket services business provides a full-range of services to customers who own compression equipment. These services include operations, maintenance, overhaul, and reconfiguration services and may be provided under turnkey engineering, procurement and construction contracts. Our aftermarket services are provided by our factory- and internally-trained technicians in most of the major oil and natural gas producing basins in the United States.

Our growth strategy includes expanding our existing businesses – through internal growth and acquisitions – both in the U.S. and in select foreign countries.

Our operations are organized into a single business segment. For financial information regarding our revenues and total assets, see Note M –Geographic Information contained in the Notes to Consolidated Financial Statements in this Annual Report.

Prior to our Initial Public Offering in June 2011, TETRA contributed to us substantially all of the business, operations, and related assets and liabilities of our Predecessor. As a result of TETRA's contributions and the other formation transactions that occurred prior to our Initial Public Offering, TETRA held a significant economic interest in us through its ownership of common units, subordinated units (which have since been converted into common units), and its indirect general partner interest that represented an aggregate ownership interest in us of approximately 82%, as well as incentive distribution rights. On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of Compressor Systems, Inc. ("CSI") for $825.0 million cash (the "CSI Acquisition"). The CSI Acquisition purchase price was funded by the sale and issuance of new senior notes and common units and borrowings under our revolving credit facility. A subsidiary of TETRA purchased a portion of the new equity issued and TETRA contributed cash to maintain its approximately 2% general partner interest in us following the offering of the new common units. The issuance of the new common units, including those purchased by TETRA, together with the contribution by TETRA of additional capital to maintain its general partner interest, resulted in the net reduction of TETRA’s ownership interest in us from approximately 82% to approximately 44%. Through TETRA’s wholly owned subsidiary, CSI Compressco GP Inc., TETRA will continue to manage and control us, despite its decreased ownership interest in us. As of December 31, 2014, common units held by the public represent approximately a 56% ownership interest in us.

Certain of our domestic services are performed by our wholly owned subsidiary CSI Compressco Operating LLC, a Delaware limited liability company (our “Operating LLC”), pursuant to contracts that our legal counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code, or “qualifying income.” We do not pay U.S. federal income taxes on the portion of our business conducted by Operating LLC. CSI Compressco Sub Inc. and CSI, which are also wholly owned subsidiaries of ours, conduct substantially all of our operations that our legal counsel has not concluded generate qualifying income, and pay U.S. federal income tax with respect to such operations. We strive to ensure that all new domestic compression contracts are entered into by our Operating LLC and generate qualifying income. We also pay state and local income taxes in certain states, and we incur income taxes related to our foreign operations.

We rely on our general partner’s board of directors and executive officers to manage our operations and make decisions on our behalf. Our general partner is an indirect, wholly owned subsidiary of TETRA. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner or its directors. All of our general partner’s directors are elected by TETRA. Our general partner does not receive any management fee in connection with its management of our business. However, our general partner receives distributions based on its limited and general partner interests and incentive distribution rights.

We are a Delaware limited partnership formed in October 2008. Our headquarters are located at 3809 S. FM 1788, in Midland, Texas. Our phone number is 432-563-1170, and our website is accessed at www.compressco.com. Our common units are traded on the NASDAQ Exchange under the symbol “CCLP.”

Our Corporate Governance Guidelines, Code of Conduct, Financial Code of Ethics, and Audit Committee Charter, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are all available, free of charge, on our website at www.compressco.com as soon as practicable after we file the reports with the SEC. Information contained on or connected to our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings with the SEC. The documents referenced above are available in print at no cost to any unitholder who requests them by writing or telephoning our Corporate Secretary.

Products and Services

We are a provider of compression services and equipment for natural gas and oil production, gathering, transmission, processing, and storage. Natural gas compression is a mechanical process in which the pressure of a given volume of natural gas is increased to a higher pressure. It is essential to the production and movement of natural gas. Compression is typically required numerous times in the natural gas production and sales cycle, including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) in natural gas pipelines. Compression is also utilized for gas lift, an artificial lift technique for producing oil that has insufficient reservoir pressure. We fabricate and sell standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems, and we sell compressor package parts and components manufactured by third-party suppliers. We also provide aftermarket compression and other related services.

Compression Services

We utilize our fleet of compressor packages to provide a variety of compression services to our customers to meet their specific requirements. Our fleet includes more than 6,000 compressor packages that provide more than 1.0 million in aggregate horsepower, employing a wide spectrum of low-, medium-, and high-horsepower engines. We fabricate our compressor packages primarily at our fabrication facilities in Midland, Texas and Oklahoma City, Oklahoma. The horsepower of our natural gas compressor package fleet as of December 31, 2014 is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Horsepower

0 - 100	4,411	207,869	19.0%
101 - 800	1,685	473,354	43.5%
801 and over	306	407,928	37.5%
Total	6,402	1,089,151	100.0%

Low-Horsepower (0-100 Horsepower) Compression Services. Our natural gas powered, low-horsepower compressor packages include our GasJack® packages that are relatively compact and easy to transport to our customer’s well site. We utilize our electric powered, low-horsepower VJack™ compressor packages to provide production enhancement services on wells where electric power is available. Our low-horsepower packages allow us to perform wellhead compression, fluids separation, and optional gas metering services all from one skid, thereby providing services that otherwise would generally require the use of multiple, more costly pieces of equipment. We utilize our low-horsepower compressor packages to provide production enhancement for dry gas wells and liquid-loaded gas wells and backside auto injection systems (“BAIS”). BAIS monitor tubing pressure to redirect gas flow into the casing annulus as needed to help gas wells unload liquids that hinder production. We also utilize our low-horsepower compressor packages to collect hydrocarbon vapors that are a by-product of oil production and storage (“vapor recovery”) and to reduce casing pressure of pumping oil wells to enhance oil production (“casing gas systems”).

Medium-Horsepower (101-800 Horsepower) Compression Services. Our medium-horsepower compressor packages are primarily utilized to move natural gas from the wellhead through the field gathering system by boosting the pressure of the natural gas flowing through the system. Additionally, these compressor packages are used to reinject natural gas into producing vertical and horizontal oil wells that have insufficient reservoir pressure, to help lift liquids to the surface ("gas lift operations"). Typically, these applications require medium-horsepower compressor packages located at or near the wellhead. These compressor packages are also used to increase the efficiency of low-capacity natural gas fields by providing a central compression point from which the natural gas can be further processed and transported. These compressor packages feature primarily three-stage compressors powered by natural gas engines ranging from 101 to 800 horsepower and equipped with interstage coolers.

High-Horsepower (Over 801 Horsepower) Compression Services. Our high-horsepower compressor packages are primarily utilized in midstream applications including natural gas gathering and centralized compression facilities. They move natural gas from individual wells or a group of wells to boost the pressure while being moved into a gathering pipeline that leads to various types of processing facilities. A significant number of these compressor packages in midstream applications also serve the dual purpose of gas lift operations by injecting a percentage of the compressed natural gas into producing oil wells. Our high-horsepower compressor packages are also used in connection with the movement of natural gas from gathering systems to storage facilities or the end user.

Other Related Services.    In certain Latin America markets, we provide well monitoring and sand separation services in connection with our primary low-horsepower compression services. Well monitoring services include a variety of services that monitor and optimize production from oil and gas wells. We utilize automated sand separators, which are high-pressure vessels with automated valve operation functions, at the well to remove solids that would otherwise cause abrasive wear damage to compression and other equipment that is installed downstream and inhibit production from the well. We also provide early production services (“EPS”) to a customer in Argentina through a subcontract with TETRA. We rent the related equipment from TETRA under a separate rental agreement. Under our agreement with TETRA, TETRA bears all of the risk associated with the EPS customer contract, and we retain a portion of the income generated under the EPS contract.

Compression Services Contract Terms. Prior to the CSI Acquisition, our compression services were primarily performed under service contracts using our low-horsepower compressor packages. A significant portion of these low-horsepower compression services are provided under services contracts that our legal counsel has concluded will generate qualifying income that is not subject to U.S. federal income taxes. Under these services contracts, we are responsible for providing our services in accordance with the particular specifications of a job. As owner and operator, we are responsible for operating and maintaining the equipment we utilize to provide our services. Our domestic services contracts typically have an initial term of one month and, unless terminated by us or our customers with 30-days' notice, continue on a month-to-month basis thereafter. We charge our customers a fixed monthly fee for the services provided under the contract. If the level of services we provide falls below certain contractually-specified percentages, other than as a result of factors beyond our control, our customers are generally entitled to request limited credits against our service fees. To date, these credits have been insignificant as a percentage of revenue. Although CSI's contract compression business is very similar in substance to ours, it was not conducted under service contracts. The CSI contracts typically have twelve month initial terms and are month-to-month thereafter. Some customers may renew for additional twelve month extensions. Since our acquisition of CSI, we are in the process of transitioning CSI customer contracts to service contracts.

We generally own the equipment we use to provide services to our customers, and we bear the risk of loss to this equipment to the extent not caused by (i) a breach of certain obligations of the customer, primarily involving the service site and the fuel gas being supplied to us, or (ii) an uncontrolled well condition. Utilizing our proprietary, satellite telemetry-based reporting system, we remotely monitor, in real time, whether our services are being continuously provided at domestic customer well sites.

As owner of the equipment, we are obligated to pay ad valorem taxes levied on the equipment and related insurance expenses, and we do not seek reimbursement for such taxes and expenses from our service agreement customers.

Equipment and Parts Sales

We fabricate and sell natural gas compressor packages for various applications, including: gas gathering, gas lift, carbon dioxide injection, wellhead compression, gas storage, refrigeration plant compression, gas processing, pressure maintenance, pipeline transmission, vapor recovery, pipeline station optimization, gas transmission, fuel gas boosters and coal bed methane systems. We sell engine parts, compressor package parts, and a number of other parts manufactured by third parties that are utilized in natural gas compressor packages.

We also fabricate and sell oilfield fluid pump systems through our wholly-owned Pump Systems International, Inc. subsidiary. The pump systems are fabricated at our facility in Midland, Texas or by third-party fabricators and they are sold primarily in South American, Asian and Middle Eastern markets.

  Aftermarket Services

Through our aftermarket services operations, we provide a wide range of services to support the needs of customers who own compression equipment. The services provided are primarily operation, maintenance, overhaul and reconfiguration services, which may be provided under turnkey engineering, procurement and construction contracts. We have factory- and internally-trained technicians in most of the major oil and natural gas producing basins in the United States to perform these services.

Compressor Package Fabrication Facilities and Sources of Raw Materials

At our facilities in Midland, Texas, and Oklahoma City, Oklahoma, we design, engineer, and fabricate a wide spectrum of natural gas reciprocating and rotary screw compressor packages up to 8,000 horsepower, including both standard field compression equipment meeting industry standards and specialty engineered compression equipment designed for unique customer specifications. We internally fabricate skids, pressure vessels, and piping systems and join them with engines, compressors, and other components obtained from third-party suppliers. The compressor packages are used in our services business and they are sold to major and independent oil and natural gas exploration and production companies as well as midstream processing and transmission companies. We design, engineer, fabricate, and market high quality gas compressor packages that have superior reputation in the industry as indicated by occasional sales to competitive fleets and to end users who have their own compressor package fabrication capabilities.

A majority of the components we use to fabricate compressor packages and pump systems are obtained from third-party suppliers. These components represent a significant portion of the cost of the compressor packages and pump systems. Some of the components used in the assembly of our compressor packages and pump systems are obtained from a single supplier or a limited group of suppliers. Typical contracts with these suppliers are for a period of twelve months. Should we experience a lack of availability of the components we use to fabricate our packages and systems, we believe that there are adequate, alternative suppliers and that any impact would not be severe, although short-term disruptions could be material. We occasionally experience long lead times for components from suppliers and, therefore, at times make purchases in anticipation of future orders.

Market Overview and Competition

Customers

We provide services to a broad base of natural gas and oil exploration and production companies as well as midstream and pipeline transmission companies operating in many of the onshore producing regions of the United States. We also have operations in Latin America and certain other foreign regions. While most of our domestic services are performed in Texas, the San Juan Basin, the Rocky Mountain region, and the Mid-Continent region of the United States, we also have a presence in other U.S. producing regions. We continue to seek opportunities to further expand our operations into other regions in the U.S. and elsewhere in the world.

 Our service contracts are generally terminable upon 30 days’ notice after the primary term has expired. Although we enter into short-term contracts, many of our largest customers have been with us for over five years. Our largest customers for the year ended December 31, 2014, included PEMEX and DCP Midstream, which accounted for approximately 11.1% and 10.2%, respectively, of our consolidated revenues for the year. Other major customers for the year ended December 31, 2014 included ConocoPhillips and BP America Production Company. The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

Competition

The natural gas compression services and compressor package fabrication and sale businesses are highly competitive. We experience competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities, and adopt more aggressive pricing policies. Primary competition for our low-horsepower compression services business comes from smaller local and regional companies that utilize packages consisting of screw or reciprocating compressors driven by a separate engine or motor. These local and regional competitors tend to compete on the basis of price, as opposed to our focus on providing production enhancement value to the customer. Competition for our mid- and high-horsepower compression services business comes primarily from large national and multinational companies who may have greater financial resources than ours. Such competitors include Exterran, USA Compression, CDM Resource Management, J-W Power, and AXIP Energy Services. Our competition in the standard compressor package fabrication and sale markets includes several large companies and a large number of small, regional fabricators, including some of those who we compete with for compression services, as well as AG Equipment Company, SEC Energy Products & Services, Enerflex, and others. Our competition in the custom-designed market usually consists of larger companies with the ability to provide integrated projects and product support after the sale, including some of the competitors noted above. The ability to fabricate these large custom-designed packages at our facilities near the point of end-use of many customers is often a competitive advantage.

Many of our compression services competitors compete on the basis of price. We believe our pricing has proven to be competitive because of the significant increases in the value that results from use of our services, our customer service, trained field personnel, and the quality of the compressor packages we use to provide our services.

Other Business Matters

Marketing

We utilize various marketing strategies to promote our services and compressor package and pump system products. Our account managers attempt to build close working relationships with our existing and potential customers to educate them about our services and products by scheduling personal visits, hosting and attending tradeshows and conferences, and participating in industry organizations. We sponsor and make presentations at industry events that are targeted to production managers, compression specialists, and other decision makers. Our marketing representatives also use these marketing opportunities to promote our value-added service initiatives, such as the use of our proprietary satellite telemetry-based system, our wellsite optimization program, and our call center.

Backlog

Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and pump systems. Our custom-designed packages are typically greater in size and scope than standard fabrication packages, requiring more labor, materials, and overhead resources. Our fabrication and sales business requires diligent planning of those resources and project and backlog management in order to meet the customer's desired delivery dates and performance criteria, and achieve fabrication efficiencies. As of December 31, 2014, our fabrication and sales backlog was approximately $120.0 million, all of which is expected to be recognized through the year ended December 31, 2014, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication and sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication and sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

Employees

As of December 31, 2014, our general partner and certain of our subsidiaries had an aggregate of approximately 950 full-time employees who provide services to conduct our operations. Our general partner’s U.S. employees and our employees in Canada are not subject to a collective bargaining agreement. Under an Omnibus Agreement with TETRA, certain employees of TETRA and its affiliates also provide services to our general partner, us, and our subsidiaries, and we reimburse TETRA for these services. Our employees in Argentina are subject to a collective bargaining agreement. The employees of TETRA who provide services to us in Mexico are subject to numerous collective labor agreements. We believe that TETRA, our general partner, and our applicable subsidiaries have good relations with these employees and we have not experienced work stoppages in the past.

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

We sell various services and products under a variety of trademarks and service marks, some of which are registered in the United States.

Health, Safety, and Environmental Affairs Regulations

We believe that our service and sales operations and fabricating plants are in substantial compliance with all applicable U.S. and foreign health, safety, and environmental laws and regulations. We are committed to conducting all of our operations under the highest standards of safety and respect for the environment. However, risks of substantial costs and liabilities are inherent in certain of our operations and in the development and handling of certain products and equipment produced or used at our plants, well locations, and worksites. Because of these risks, there can be no assurance that significant costs and liabilities will not be incurred in the future. Changes in environmental and health and safety regulations could subject us to more rigorous standards. We cannot predict the extent to which our operations may be affected by future regulatory and enforcement policies.

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

•	the Resource Conservation and Recovery Act, or (“RCRA”), and comparable state laws, and regulations, thereunder, which regulate the management and disposal of solid and hazardous waste; and

•
the federal Comprehensive Environmental Response, Compensation, and Liability Act, or (“CERCLA”), and comparable state laws, and regulations thereunder, known more commonly as “Superfund,” which impose liability for the cleanup of releases of hazardous substances in the environment.

Our operations in the United States are also subject to regulation under the Occupational Safety and Health Act ("OSHA") and comparable state laws, and regulations thereunder, which regulate the protection of the health and safety of workers.

The Clean Air Act and implementing regulations and comparable state laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our compressor packages and require us to meet more stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008. In addition, the Environmental Protection Agency ("EPA") issued regulations in April 2012 that require the reduction of emissions of volatile organic compounds, air toxins, and methane, a greenhouse gas, at certain oil and gas operations. We are not currently aware of material impacts to our operations associated with these rules.

The EPA has determined that greenhouse gases present an endangerment to public health and the environment because, according to the EPA, they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of greenhouse gases, including air emissions associated with oil and gas production particularly as they relate to the hydraulic fracturing of natural gas wells. In addition, the EPA has issued regulations requiring the reporting of greenhouse gas emissions from certain sources including onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities. Reporting of greenhouse gas emissions from such facilities is required on an annual basis. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA or state environmental agencies from implementing the rules. Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources.

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

We are subject to the requirements of OSHA and comparable state statutes. These laws and regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we maintain and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these requirements and other applicable similar laws.

Our compressor packages may be subject to additional regulatory requirements under the Clean Air Act. For example, regulations under the National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) provisions of the Clean Air Act require control of hazardous air pollutants from new and existing stationary reciprocal internal combustion engines. Our equipment is also subject to additional prescribed maintenance practices and catalyst installation may also be required. More recently, the EPA finalized rules that establish new air emission controls under the New Source Performance Standards and NESHAPS for natural gas and natural gas liquids production, processing and transportation activities. These rules establish specific requirements associated with emissions from compressors and controllers at natural gas gathering and boosting stations.

We design and fabricate our compressor packages to meet applicable customer and government regulatory health, safety, and environmental requirements. Our operations outside the United States are subject to foreign governmental laws and regulations relating to the environment, health and safety, and other regulated activities. We believe that our operations are in substantial compliance with existing foreign governmental laws and regulations.

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

The Omnibus Agreement, as amended in June 2014 to extend its term (as amended, the Omnibus Agreement) will terminate (other than the indemnification obligations contained therein) upon the earlier to occur of a change of control of the general partner or TETRA or upon any party providing at least 180 days' prior written notice of termination.

In addition to the Omnibus Agreement, we have entered into other operational agreements with TETRA. For a more comprehensive discussion of the Omnibus Agreement and other agreements we have entered into with TETRA, please see “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

Item 1A. Risk Factors.

Certain Business Risks

Although it is not possible to identify all of the risks we encounter, we have identified the following significant risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecasted, or estimated by us in this report.

We depend on domestic and international demand for and production of natural gas and oil, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenue and cash available for distribution to our unitholders to decrease.

Our operations are significantly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international locations in which we operate. Natural gas and oil production may be affected by, among other factors, prices for such commodities, weather, and availability of alternative energy sources. U.S. natural gas prices were volatile in 2014, with Henry Hub prices ranging from a high of $6.49 per million British thermal units (“MMBtu”) in February 2014 to a low of $2.88 per MMBtu in December 2014, with an average price during the fourth quarter of 2014 of $3.85 per MMBtu. The Henry Hub price for natural gas as of March 13, 2015 was $2.72 per MMBtu. During 2014, WTI oil prices ranged from a high of $107.50 per barrel in June 2014 to a low of $52.44 per barrel in December 2014. The reduction in natural gas and oil prices that began in 2014 is expected to result in a decline in demand for certain of our products and services, which may reduce our cash available for distribution. Natural gas and oil production from newly developed shale plays in the U.S., which has contributed to the growth of our compression services operations during the past two years, may decrease in the future due to decreased drilling activity in response to current reduced natural gas and oil pricing. While foreign prices of natural gas and oil have historically been higher than domestic prices, foreign prices are also subject to volatility.

 A sustained decrease in the price of natural gas and oil may cause customers to slow or cease production of natural gas or oil. If customers shut in wells due to a decline in commodity prices, or any other reason, or reduce drilling activity, demand for our compression services may decline.

The CSI Acquisition has substantially changed the scope and size of our operations and business.

The CSI Acquisition has substantially expanded the scope and size of our operations and business. Prior to the CSI Acquisition, we fabricated and provided services utilizing small horsepower wellhead compression packages, with total fleet horsepower of approximately 187,000 horsepower as of June 30, 2014. CSI has more and a broader range of contract compression equipment and the acquisition has resulted in our aggregate fleet horsepower as of December 31, 2014 increasing to approximately 1,089,151 horsepower. Additionally, CSI has much larger equipment fabrication operations and provides aftermarket services that we have not historically provided. We may not be able to quickly and efficiently integrate CSI’s operations into our operations or to realize the expected economic benefits of the CSI Acquisition.

We may not have accurately estimated the benefits to be realized from the CSI Acquisition.

We may not realize the expected benefits from the CSI Acquisition if our estimates of the potential net cash flows associated with the assets are materially inaccurate or if we failed to identify operating problems or liabilities prior to closing. In addition, the expected benefits may not be realized if we are unable to successfully integrate the business and operations of CSI. We performed an inspection of the assets to be acquired, which we believe to be generally consistent with industry practices. However, the accuracy of our assessments of the assets and our estimates are inherently uncertain. There could also be environmental or other problems that are not necessarily observable even when the inspection is undertaken. If problems are identified after closing of the CSI Acquisition, the stock purchase agreement provides for limited recourse against the seller. In addition, our estimate of the required working capital for the CSI business and targeted working capital set forth in the stock purchase agreement may not be sufficient for actual working capital needs of the CSI business. If our estimate and the targeted working capital were lower than the actual needs of the acquired business, we may be required to fund such additional working capital needs out of other operating cash flows or borrowings under our new revolving credit facility (the "New Credit Agreement").

Restrictions in our 7.25% Senior Notes and our New Credit Agreement could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders, and value of our units.

We have a New Credit Agreement with a borrowing capacity of up to $400 million, subject to borrowing base requirements. As of December 31, 2014, our outstanding borrowings under the New Credit Agreement were approximately $195 million. In addition, we have $350 million in aggregate principal amount of our 7.25% Senior Notes outstanding. We depend on the earnings and cash flow generated by our operations to meet our debt service obligations. Payment of our debt service obligations reduces cash available for distribution to our common unitholders. The operating and financial restrictions and covenants applicable to the New Credit Agreement and the 7.25% Senior Notes restrict our ability to take certain actions. Violations of these restrictions and covenants may result in a breach of, or our inability to borrow under, the New Credit Agreement, including to fund distributions (if we elected to do so). For example, the New Credit Agreement and the 7.25% Senior Notes restrict our ability to, among others things:

•	make distributions;

•	incur certain additional debt or issue certain guarantees;

•	incur or permit certain liens to exist on our assets;

•	conduct businesses that are not substantially similar or related to our current business;• make certain loans, investments, acquisitions, or other restricted payments;

•	cancel, terminate, or modify certain material agreements;

•	dispose of assets outside the ordinary course of business;

•	enter into sale-leaseback transactions;

•	enter into certain hedging contracts and certain other prohibited contracts;

•	engage in certain types of transactions with affiliates;

•	make certain amendments to organizational documents;

•	discount, assign or sell receivables;

•	make certain capital expenditures;

•	change accounting practices; and

•	merge, consolidate, transfer all or substantially all of our assets, liquidate, or dissolve.

The New Credit Agreement restricts our ability to pay distributions upon the occurrence of any of the following events, among others:

•	our failure to pay principal, interest, or any other amount due under the revolving credit facility when due;

•	our breach of the representations or warranties in the revolving credit facility;

•	our failure to comply with the covenants in the revolving credit facility;

•	our cross-default on other indebtedness;

•	our bankruptcy, insolvency or failure generally to pay our debts as they become due;

•	certain events under the Employee Retirement Income Security Act of 1974;

•	a material court judgment being entered against us; and

•	a change of control of us.

Furthermore, the New Credit Agreement contains covenants requiring us to maintain (i) a consolidated interest coverage ratio (ratio of consolidated EBITDA to consolidated interest charges) of not less than 3.0 to 1.0; (ii) a consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBTIDA) of not more than 5.5 to 1.0 (with step downs to 5.0 to 1.0); and (iii) a consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of not more than 4.0 to 1.0, in each case calculated on a quarterly basis for the trailing four quarters. Our New Credit Agreement provides that we may make distributions to holders of our common units, but only if there is no default under the agreement. Our ability to comply with the covenants and restrictions contained in the New Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the provisions of the New Credit Agreement could result in an event of default. Upon an event of default, unless waived, the lenders under the New Credit Agreement would have all remedies available to secured lenders and could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, institute foreclosure proceedings against our or our subsidiaries’ assets, and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our common units could experience a partial or total loss of their investment.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2014, we had approximately $195 million outstanding under the New Credit Agreement and $350 million aggregate principal amount outstanding under our 7.25% Senior Notes. As of March 16, 2015, the amount outstanding under the New Credit Agreement had increased to approximately $208.0 million out of a maximum borrowing capacity of $400 million under the New Credit Agreement.

Increases in our indebtedness would increase our total interest expense, which would in turn reduce our cash available for distribution. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we may be forced to consider taking actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these courses of action.

We have five customers that collectively accounted for approximately 38.4% of our 2014 revenues. Our services and products are provided to these customers pursuant to equipment sales or short-term contract compression agreements, many of which are cancellable with 30-days' notice. The loss of any of these significant customers would result in a decline in our revenue and cash available to pay distributions to our common unitholders.

Our five most significant customers collectively accounted for approximately 38.4% of our 2014 revenues. Our two largest customers for the year ended December 31, 2014, were PEMEX and DCP Midstream, which accounted for approximately 11.1% and 10.2% of our consolidated revenues, respectively, for the year ended December 31, 2014. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

The credit and risk profile of TETRA could adversely affect our business and our ability to make distributions to our common unitholders.

The credit and business risk profile of TETRA could adversely affect our ability to incur indebtedness in the future or obtain a credit rating, as credit rating agencies may consider the leverage and credit profile of TETRA and its affiliates in assigning a rating because of their control of us, their performance of administrative functions for us, our close operational links, and our contractual relationships. Furthermore, the trading price of our common units may be adversely affected by financial or operational difficulties or excessive debt levels at TETRA. In addition, if TETRA’s ownership of our general partner is pledged to TETRA’s lenders, control over our general partner could be transferred to TETRA’s lenders in the event of a default by TETRA.

We may be unable to negotiate extensions or replacements of our contracts with our customers, which are generally cancellable on 30-days' notice, which could adversely affect our results of operations and cash available for distribution to our common unitholders.

We generally provide compression services to our customers under “evergreen” contracts that are cancellable on thirty days’ notice. We may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all, which could adversely affect our results of operations and cash available for distribution to our common unitholders.

We are exposed to interest rate risk with regard to our indebtedness.

Our New Credit Agreement provides for floating rate borrowings that bear interest at an agreed upon percentage rate spread above LIBOR or a base rate. As of March 16, 2015, we had approximately $208.0 million of borrowings outstanding, including $7.1 million of letters of credit and performance bonds. Accordingly, our cash flows and results of operations are subject to interest rate risk exposure associated with the level of variable rate borrowings outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase (even if the amount borrowed remained the same). A 1.0% increase in interest rates on the borrowings outstanding under our New Credit Agreement would cost us approximately $2.1 million in additional annual interest expense.

We face competition that may cause us to lose market share and harm our financial performance.

Our business is highly competitive. We face competition from a variety of large and small companies, including national and multinational companies with greater financial resources than we have. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. Our competitors could substantially increase the resources they devote to the development and marketing of competitive equipment or services, develop more efficient equipment, or decrease the price at which they offer their equipment services or sell their equipment. Any of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition, and ability to make cash distributions to our common unitholders.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of any debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to our common unitholders at the current quarterly distribution rate.

Under the terms of our partnership agreement, the amount of cash otherwise available for distribution is reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements, and future cash distributions to our common unitholders. We may not have sufficient available cash each quarter to enable us to make cash distributions at the current quarterly distribution rate under our cash distribution policy, or any distribution at all. The amount of cash we can distribute to our common unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter-to-quarter based on, among other things, the risks described in this section.

During 2014, costs of fuel, field labor, maintenance, repair, and refurbishment increased. Many of those costs have been volatile and may continue to be volatile or increase in the future. To the extent our efforts to contain these costs are not successful, our generation of operating cash flows to fund our quarterly distributions will be negatively affected.

We depend on particular suppliers and are vulnerable to engine and compressor component shortages and price increases, which could have a negative impact on our results of operations and cash available for distribution to our common unitholders.

We fabricate most of our compressor packages and pump systems. We obtain some of the components used in our compressor packages and pump systems from a single source or a limited group of suppliers. Significant suppliers of material components include Caterpillar, Inc. and Ariel Corporation for engines and compressor components, respectively. Our reliance on these and other suppliers involves several risks, including our potential inability to obtain an adequate supply of required components in a timely manner. We do not have long-term contracts with these sources and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, since any increase in component prices for compressor packages and pump systems fabricated by us could decrease our margins, a significant increase in the price of one or more of these components could have a negative impact on our results of operations and cash available for distribution to our common unitholders.

Operating cash flow levels from the sale of compressor packages and pump systems are inconsistent.

A significant portion of our revenues is derived from the sales of compressor packages and pump systems. During 2014, we reported revenues of approximately $74.9 million from the sale of compressor packages and parts, the significant majority of which was earned after the August 4, 2014 closing of the CSI Acquisition, and we expect an increased amount of our revenues will be derived from sales of compressor packages and pump systems in the future. As of December 31, 2014, we had a compressor package and pump system sales order backlog of approximately $120.0 million. Demand to purchase our compressor packages and pump systems is also affected by numerous factors, including the prices of natural gas and oil and the level of capital spending by our customers. A change in our business strategy or any of these factors could cause cash flows from the sale of compressor packages and pump systems to decrease.

Our future growth and success will depend upon a number of factors, some of which we cannot control.

Our growth strategy includes both internal growth and growth through acquisitions. Our future internal growth and success will depend upon a number of factors that are outside of our control. These factors include our ability to:

•	attract new customers;

•	maintain our existing customers and maintain or expand the level of services we provide to them; and

•	recruit, train, and retain qualified field services and other personnel.

Failure in any of these areas could adversely affect our ability to execute our internal growth strategy.

We may be unable to grow successfully through future acquisitions and we may not be able to achieve the expected benefits of and integrate the businesses we do acquire effectively, which may impact our operations and limit our ability to increase distributions to our common unitholders.

From time to time, we may choose to make business acquisitions to pursue market opportunities, increase our existing capabilities, and expand into new areas of operations. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. We may not achieve the expected benefits of or be successful in integrating the CSI Acquisition or any future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of attention from our general partner’s personnel. Even if we are successful in integrating the CSI Acquisition or any future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expect from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making acquisitions or causing us to refrain from making acquisitions. Our inability to make acquisitions or to achieve the expected results of and integrate successfully future acquisitions into our existing operations may impact our operations and limit our ability to increase distributions to our common unitholders.

Our sales to and operations in foreign countries exposes us to additional risks and uncertainties, including with respect to U.S. trade and economic sanctions, export control laws, and the Foreign Corrupt Practices Act
(“FCPA”), and similar anti-bribery laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures that could have a material impact on our business.

We have operations in Mexico, Canada, and Argentina as well as a number of other foreign countries. A portion of our expected future growth includes expansion in these and other foreign countries. Foreign operations carry special risks. Our operations in the countries in which we currently operate and those countries in which we may operate in the future, could be adversely affected by:

•	government controls and actions, such as expropriation of assets and changes in legal and regulatory environments;

•	import and export license requirements;

•	political, social, or economic instability;

•	trade restrictions;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States; and

•	the impact of anti-corruption laws.

Sanctions imposed by the U.S. Office of Foreign Assets Control (“OFAC”) prohibit our operations in or sales to customers in certain foreign countries. We are also subject to the FCPA, which prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and other similar laws governing our foreign operations. The FCPA’s foreign counterparts, including the UK Bribery Act, contain similar prohibitions, although varying in both scope and jurisdiction. We operate in parts of the world that have experienced governmental corruption in the past.

We have policies and procedures to maintain our compliance with the FCPA, OFAC sanctions, export controls, and similar laws and regulations. While we do not believe that CSI was in violation of any of the aforementioned laws or regulations, including with respect to its historical sales to customers in Mexico and the Republic of the Union of Myanmar (also referred to as Myanmar or Burma), it is possible that we could discover such violations in the process of our integration. The implementation of such policies and procedures may be time consuming and expensive, and could result in the discovery of issues or violations with respect to the foregoing by us or our employees, independent contractors, subcontractors, or agents of which we were previously unaware. If we violate, or discover that CSI has violated, any of these regulations, significant administrative, civil, and criminal penalties could be assessed on us. In addition, foreign governments and agencies often establish permit and regulatory standards different from those in the U.S. If we cannot obtain foreign regulatory approvals or cannot obtain them in a timely manner, our growth and profitability from international operations could be adversely affected.

The majority of our business in Mexico is performed for PEMEX under contracts with limited terms, and any cutbacks in PEMEX’s annual spending budget or our failure to renegotiate expiring PEMEX contracts could adversely affect our business, financial condition, results of operations, and cash flows.

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

For the year ended December 31, 2014, PEMEX accounted for approximately 11.1% of our revenues. No work or services are required to be ordered by PEMEX under our contracts with them. PEMEX is a decentralized public entity of the Mexican Government, and, therefore, the Mexican Government controls PEMEX, as well as its annual budget. The Mexican Government may cut spending in the future. These cuts could adversely affect PEMEX’s annual budget and, thus, its ability to engage us or compensate us for our services. As a result, our business, financial condition, results of operations, and cash flows could be negatively affected.

Escalating security disruptions in regions of Mexico served by us could adversely affect our Mexican operations, and, as a result, the levels of revenue and operating cash flow from our Mexican operations could be reduced.

In recent years, incidents of security disruptions throughout many regions of Mexico have increased. Drug-related gang activity has grown in Mexico. Certain incidents of violence have occurred in regions in which we operate and have resulted in the interruption of our operations, and these interruptions could increase in the future. To the extent that such security disruptions increase, the levels of revenue and operating cash flow from our Mexican operations could be reduced.

Our growing operations in Argentina expose us to the changing economic and political environment in that country, including changing regulations governing the repatriation of cash generated from our operations in Argentina.

The current economic and political environment in Argentina and recent devaluations of the Argentinian peso have created increased economic instability for foreign investment in Argentina. Additional devaluation may be necessary to help boost the current Argentina economy, and they may be accompanied by fiscal and monetary tightening, including additional restrictions on the transfer of U.S. dollars out of Argentina.

As a result of our expanding operations in Argentina, consolidated revenues from Argentina have increased over the past three years. As of December 31, 2014, approximately $1.9 million of our consolidated cash balance is in bank accounts in Argentina, and the process of repatriating this cash to the U.S. is growing increasingly complex and uncertain. There can be no assurances that our growing Argentinian operations will not expose us to the loss of liquidity, foreign exchange losses, and other potential financial impacts.

Our ability to grow in the future may be dependent on our ability to access external expansion capital.

We distribute to our common unitholders all of our available cash after paying expenses and establishing desired reserves. As of December 31, 2014, our total cash balance was $34.1 million. If our cash balances are insufficient to fund future growth opportunities, we plan to rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund such growth. To the extent we are unable to efficiently finance growth externally, our cash distribution policy will significantly impair our ability to grow. To the extent we issue additional partnership units in connection with our growth, the payment of distributions on those additional partnership units may increase the risk that we will be unable to maintain or increase our per-unit distribution. There are no limitations in our partnership agreement or our revolving credit agreement on our ability to issue additional partnership units, including partnership units ranking senior to the common units.

Our ability to manage and grow our business effectively and provide quality services to our customers may be adversely affected if our general partner loses its management or is unable to retain trained personnel.

We rely primarily on the executive officers and other senior management of our general partner, which now includes many of the former executive officers and other senior management of CSI, to manage our operations and make decisions on our behalf. Our ability to provide quality production enhancement services depends upon our general partner’s ability to hire, train, and retain an adequate number of trained personnel. The departure of any of our general partner’s executive officers or other senior management could have a significant negative effect on our business, operating results, financial condition, and our ability to compete effectively in the marketplace. We operate in an industry characterized by highly competitive labor markets, and, similar to many of our competitors, we have experienced high employee turnover in certain regions. It is possible that our labor expenses could increase if there is a shortage in the supply of skilled regional service supervisors and other service professionals. Our general partner may be unable to maintain an adequate skilled labor force necessary for us to operate efficiently and to support our growth strategy. Failure to do so could impair our ability to operate efficiently and to retain current customers and attract prospective customers, which could cause our business to suffer materially. Additionally, increases in labor expenses may have an adverse impact on our operating results and may reduce the amount of cash available for distribution to our common unitholders.

The employees conducting our operations in Mexico and Argentina are party to collective labor agreements, and a prolonged work stoppage of our operations in Mexico or Argentina could adversely impact our revenues, cash flows and net income.

The personnel conducting our operations in Mexico are currently subject to collective labor agreements. These collective labor agreements consist of “evergreen” contracts that have no expiration date and whose terms remain in full force and effect from year-to-year, unless the parties agree to negotiate new terms. The employees subject to these “evergreen” agreements may, however, request a renegotiation of their employee compensation terms on an annual basis or a renegotiation of the entire agreement on a biannual basis, although we are not required to honor any such request. The personnel conducting operations in Argentina are also subject to collective labor agreements. We have not experienced work stoppages in Mexico or Argentina in the past, but cannot guarantee that we will not experience work stoppages in the future. A prolonged work stoppage could adversely impact our revenues, cash flows, and net income.

TETRA and its affiliates are not limited in their ability to compete with us, which could cause conflicts of interest and limit our ability to acquire additional assets or businesses, which in turn could adversely affect our results of operations and cash available for distribution to our common unitholders.

Neither our partnership agreement nor the Omnibus Agreement between TETRA and us prohibits TETRA and its affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. TETRA currently provides some services for PEMEX in Mexico in competition with us and could choose to further compete with us for additional services for PEMEX in Mexico. In addition, TETRA and its affiliates may acquire compression-based services businesses or assets in the future, without any obligation to offer us the opportunity to purchase any of that business or those assets. As a result, competition from TETRA could adversely affect our results of operations and cash available for distribution.

Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.

Because we have operations in Mexico, Canada, and Argentina and in certain other foreign countries, a portion of our business is conducted in foreign currencies. As a result, we are exposed to currency exchange rate fluctuations that could have an adverse effect on our results of operations. If a foreign currency weakened significantly, we would be required to convert more of that foreign currency to U.S. dollars to satisfy our obligations, which would cause us to have less cash available for distribution. A significant strengthening of the U.S. dollar could result in an increase in our financing expenses and could materially affect our financial results under U.S. generally accepted accounting principles (U.S. GAAP). Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. Most of our billings under the contracts with PEMEX and other clients in Mexico are in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos. In addition, future contract awards with PEMEX may require us to bill a larger portion of our revenues in Mexican pesos, which would expose us to additional foreign currency exchange rate risks.

As a result of the above, we are exposed to fluctuations in the values of the Mexican and Argentinian peso against the U.S. dollar. A material increase in the values of these foreign currencies relative to the U.S. dollar would adversely affect our cash flows and net income. In addition, for our operations in Canada, where the Canadian dollar is the functional currency under U.S. GAAP, all U.S. dollar-denominated monetary assets and liabilities, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, long-term debt and capital lease obligations, are revalued and reported based on the prevailing exchange rate at the end of the reporting period. This revaluation may cause us to report significant foreign currency exchange gains and losses in certain periods.

An impairment of goodwill could reduce our earnings.

As of December 31, 2014, we have approximately $233.6 million of goodwill. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of goodwill. If we determine that any of our goodwill is impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt to total capitalization.

During the last half of 2014, global oil and natural gas commodity prices, particularly crude oil, decreased significantly. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on oil and gas drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The accompanying decrease in the price of our common units during the last half of 2014 caused an overall reduction in our market capitalization. As part of our annual internal business outlook that we performed during the fourth quarter of 2014, we considered changes in the global economic environment that affected our common unit price and market capitalization. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. Because our estimated fair value exceeded our carrying value by approximately 4%, there is a reasonable possibility that the $233.6 million of goodwill may be impaired in a future period, and the amount of such impairment may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, prices for oil and natural gas, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Negative developments with regard to these factors could have a further negative effect on our fair value.

We are subject to environmental regulations, and changes in these regulations could increase our costs or liabilities.

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

The U.S. Environmental Protection Agency (the “EPA”) is performing a study of the environmental impact of hydraulic fracturing, a process used by the oil and natural gas industry in the development of certain oil and natural gas reservoirs. Specifically, the EPA is reviewing the impact of hydraulic fracturing on drinking water resources and has published proposed guidance for the permitting of hydraulic fracturing using diesel fuels. Certain environmental and other groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. We cannot predict whether any federal, state, or local laws or regulations will be enacted regarding hydraulic fracturing, and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on oil and natural gas operators through the adoption of new laws and regulations, the domestic demand for our services in areas in shale reservoir markets could be decreased.

We routinely deal with natural gas, oil, and other petroleum products. Hydrocarbons or other hazardous wastes may have been released during our operations or by third parties on wellhead sites where we provide services or store our equipment or on or under other locations where wastes have been taken for disposal. These properties may be subject to investigatory, remediation, and monitoring requirements under foreign, federal, state, and local environmental laws and regulations.

The EPA has adopted regulations under the Clean Air Act to control emissions of hazardous air pollutants from reciprocal internal combustion engines and more recently the EPA adopted regulations that establish air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including New Source Performance Standards as well as emission standards to address hazardous air pollutants. Certain CSI compressors are subject to these new requirements and additional control equipment and maintenance operations are required. While we do not believe that compliance with current regulatory requirements will have a material adverse effect on the business, additional regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs.

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

The EPA has determined that "greenhouse gases" (“GHGs”) present an endangerment to public health and the environment because, according to the EPA, they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of greenhouse gases, including air emissions associated with oil and natural gas production particularly as they relate to the hydraulic fracturing of natural gas wells. In addition, the EPA has issued regulations requiring the reporting of greenhouse gas emissions from certain sources, including petroleum refineries and certain oil and natural gas production facilities, on an annual basis.

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

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Further, the U.S. Congress has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our services.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our assets and operations are subject to inherent risks such as vehicle accidents, equipment defects, malfunctions and failures, as well as other incidents that result in releases or uncontrolled flows of gas or well fluids, fires, or explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution, and other environmental damages. We do not insure all of our assets and the insurance we do obtain may be inadequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future, or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we did not maintain liability insurance, our business, results of operations, and financial condition could be adversely affected. In addition, we do not maintain business interruption insurance. Please read “Health, Safety, and Environmental Affairs Regulations” for a description of how we are subject to federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and environment.

Risks Inherent in an Investment in Us

Our partnership agreement requires us to distribute all of the available cash that we generate each quarter after paying expenses and establishing prudent operating reserves, which could limit our ability to grow.

Our partnership agreement requires us to distribute all of the available cash we generate each quarter. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our common unitholders. As a result, our general partner relies primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, as well as cash flows from operations to a certain extent, to fund our expansion capital expenditures. To the extent that we are unable to finance growth externally, this requirement significantly impairs our ability to grow. In addition, also as a result of this requirement, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations.

To the extent that we issue additional units in connection with any expansion capital expenditures, the payment of distributions on those additional units will decrease the amount we distribute on each outstanding unit.

TETRA controls our general partner, which has sole responsibility for conducting our business and managing our operations, and thereby controls us. TETRA has conflicts of interest, which may permit it to favor its own interests to our unitholders’ detriment.

TETRA controls our general partner, and through the general partner controls us. Some of our general partner’s directors are directors of TETRA or its affiliates that own our general partner. Therefore, conflicts of interest may arise between TETRA and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of TETRA and its affiliates over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•
our general partner has limited its liability and reduced its fiduciary duties to our common unitholders and us, and has also restricted the remedies available to our common unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•
our general partner will determine the amount and timing of asset purchases and sales, capital expenditures, borrowings, repayment of indebtedness, and issuances of additional partnership interests, each of which can affect the amount of cash that is available for distribution to our common unitholders;

•
our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus, and this determination can affect the amount of cash that is distributed to our common unitholders, which, in turn, may affect the ability of the subordinated units to convert;

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

•
our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or the common unitholders. This election may result in lower distributions to the common unitholders in certain situations.

Our cash distribution policy, as expressed in our partnership agreement, may not be modified or repealed in a manner materially adverse to our common unitholders without a vote of the holders of a majority of our common units. TETRA’s indirect control of our general partner and over a majority of our common unitholders would also allow TETRA to modify or repeal our cash distribution policy in a manner materially adverse to our common unitholders.

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

Pursuant to an Omnibus Agreement entered into between TETRA, our general partner and us, TETRA provides to us certain general and administrative services, including, without limitation, legal, accounting, treasury, insurance administration and claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Our ability to execute our growth strategy depends significantly upon TETRA’s performance of these services. Our reliance on TETRA could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. Additionally, TETRA will receive reimbursement for the provision of various general and administrative services for our benefit. Our general partner is also entitled to significant reimbursement for expenses it incurs on our behalf, including reimbursement for the cost of its employees who perform services for us. Payments for these services are substantial and reduce the amount of cash available for distribution to our common unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

Our partnership agreement limits our general partner’s fiduciary duties to our common unitholders and restricts the remedies available to our common unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

•
provides that our general partner will not have any liability to us or our common unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

•
generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner acting in good faith and not involving a vote of our common unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

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

Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of its board of directors or our common unitholders. This could result in lower distributions to our common unitholders.

Our general partner has the right, at any time when it has received incentive distributions at the highest level to which it is entitled (48.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and will retain its then-current general partner interest. The number of common units to be issued to our general partner will equal the number of common units that would have entitled the holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such reset. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels.

Our common unitholders have limited voting rights and are not entitled to elect our general partner or its directors.

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

Even if our common unitholders are dissatisfied, they cannot remove our general partner without its consent.

Our common unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner. As of March 19, 2015, TETRA, which indirectly owns our general partner, owns 42.5% of our aggregate outstanding common units.

We can issue an unlimited number of partnership units in the future, including units that are senior in right of distributions, liquidation and voting to the common units, without the approval of our common unitholders, and our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of its board of directors or our common unitholders, each of which would dilute our common unitholders’ existing ownership interests.

Our partnership agreement does not limit the number of additional partnership units that we may issue at any time without the approval of our common unitholders. In addition, we may issue an unlimited number of partnership units that are senior to the common units in right of distribution, liquidation, or voting. Our general partner also has the right, at any time when it has received incentive distributions at the highest level to which it is entitled (48.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and will retain its then-current general partner interest.

The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our previously existing common unitholders’ proportionate ownership interests in us will decrease;

•	the amount of cash available for distribution on each common unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding common unitholders may be diminished; and

•	the market price of the common units may decline.

Control of our general partner may be transferred to a third party without common unitholder consent.

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

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any partnership units held by a person that owns 20% or more of any class of partnership units then outstanding, other than our general partner, its affiliates, including TETRA, its transferees and persons who acquired such partnership units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of our common unitholders to call meetings or to acquire information about our operations, as well as other provisions.

Our general partner has a limited call right that may require our unitholders to sell common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of March 19, 2015, our general partner and its affiliates own an aggregate of 42.5% of our common units.

Our common unitholders’ liability may not be limited if a court finds that common unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Our common unitholders could be liable for any and all of our obligations as if they were a general partner if:

•	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
our common unitholders’ right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement, or to take other actions under our partnership agreement constitutes “control” of our business.

Our common unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, our common unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not

make a distribution to our common unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners because of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended.

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of TETRA). As of March 19, 2015, TETRA and its affiliates own 42.5% of our common units.

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

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. Although we do not believe based upon our current operations that we should be treated as a corporation, a change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

We have subsidiaries that are treated as corporations for U.S. federal income tax purposes and are subject to corporate-level income taxes.

We conduct a portion of our operations through subsidiaries that are organized as corporations for U.S. federal income tax purposes, including our CSI subsidiary. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to U.S. corporate-level tax, which reduces the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced. Distributions from any such corporate subsidiary will generally be treated as dividend income to the extent of the current and accumulated earnings and profits of such corporate subsidiary. An individual unitholder's share of dividend income from any corporate subsidiary would constitute portfolio income that could not be offset by the unitholder's share of our other losses or deductions.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the Obama Administration and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. One such Obama Administration budget proposal for fiscal year 2016 would, if enacted, tax publicly traded partnerships with “fossil fuels” activities as corporations for U.S. federal income tax purposes beginning in 2021. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units and the amount of cash available for distribution to our unitholders.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation, for U.S. federal, state, or local tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

Although we are not subject to U.S. federal income tax other than with respect to our operating U.S. subsidiaries that are treated as corporations for U.S. federal income tax purposes, certain of our foreign operations are subject to certain non-U.S. taxes. If a taxing authority were to successfully assert that we have more tax liability than we anticipate or legislation were enacted that increased the taxes to which we are subject, our cash available for distribution to our unitholders could be further reduced.

Approximately 19.3% of our consolidated revenues for the year ended December 31, 2014, was generated in non-U.S. jurisdictions, primarily Mexico, Canada, and Argentina. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional taxes being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated taxes being imposed in jurisdictions in which we are organized or from which we receive income and further reducing the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted, and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

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

If our unitholders sell common units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in that common unit, the amount, if any, of such prior excess distributions with respect to the units our unitholders sell will, in effect, become taxable income to our unitholders if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash the unitholders receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If a unitholder is a tax-exempt entity or a non-U.S. person, the unitholder should consult a tax advisor before investing in our common units.

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

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates ourselves using a methodology based on the market value of our common units as a means to determine the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction for U.S. federal income tax purposes.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.

We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one fiscal year, and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder's taxable income for the year of termination. A technical termination would not affect our classification as a partnership for U.S. federal income tax purposes, but, instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred.

Unitholders will likely be subject to non-U.S., state and local taxes, and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including non-U.S., state and local taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or control property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file non-U.S., state, and local income tax returns and pay non-U.S., state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. In the United States, we own assets and conduct business in many states, most of which currently impose a personal income tax on individuals and an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional jurisdictions that impose a personal income tax.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2014, we owned a headquarters and fabrication facility in Midland, Texas, a fabrication facility in Oklahoma City, Oklahoma and additional service facilities in North Dakota, Oklahoma, Texas, and Utah. We lease a fabrication facility and an administrative facility in Oklahoma, and lease 32 additional service facilities in Alabama, California, Colorado, Louisiana, New Mexico, Ohio, Oklahoma, Texas, Wyoming, and foreign locations in Argentina, Australia, Canada, and Mexico. We lease a number of storage facilities located across the geographic markets we serve. We utilize one of TETRA’s facilities in Texas as a sales office. Our primary assets include our fleet of compression and other equipment. See Item 1 Business - Compression Services, for a discussion and description of our compressor fleet. All obligations under our bank revolving credit facility are secured by a first-lien security interest in substantially all of our assets, including our equipment fleet and our fabrication facilities in Midland, Texas and Oklahoma City, Oklahoma, but excluding other real property assets.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Price Range of Common Units and Cash Distributions

Our common units are traded on the NASDAQ Global Market under the symbol “CCLP.” As of March 13, 2015, there were 46 holders of record of the common units. The following table sets forth the high and low sale prices of the common units and cash distributions to common unitholders for each calendar quarter during the two years ended December 31, 2014, as reported by the NASDAQ.

	High	Low	Cash Distribution per Common Unit(1)
2013
First Quarter	$20.44	$16.76	$0.4250
Second Quarter	25.72	18.37	0.4250
Third Quarter	22.13	18.07	0.4300
Fourth Quarter	23.08	18.82	0.4375
2014
First Quarter	$25.95	$19.15	$0.4450
Second Quarter	31.00	22.56	0.4525
Third Quarter	28.00	20.19	0.4600
Fourth Quarter	24.51	12.93	0.4850

(1)	Represents cash distributions attributable to the quarter and paid in the following calendar quarter.

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

Quarterly Distribution. We pay quarterly distributions to the holders of common units to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including payments to our general partner and its affiliates. For the fourth quarter of 2014 we paid a distribution of $0.4850 per unit, or $1.94 on an annualized basis. There is no guarantee that we will continue to pay the current quarterly distribution on the common units. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2014 totaled $1.8425 per common unit. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” for a discussion of provisions included in our revolving credit facility that restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Initially, our general partner is entitled to approximately 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its initial 2.0% general partner interest. Our general partner’s initial 2.0% interest in our distributions has been and may be further reduced if we issue additional limited partner units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its approximately 2.0% general partner interest.

Our general partner also currently holds incentive distribution rights ("Incentive Distribution Rights") that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.445625 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to our general partner on its 2.0% general partner interest and assumes that our general partner maintains its general partner interest at 2.0%. The maximum distribution of 50.0% does not include any distributions that our general partner may receive on any limited partner units that it owns.

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

On July 11, 2014, the Board confirmed that the conditions set forth in the definition of the Subordination Period contained in our Partnership Agreement would be met upon the payment of the August 15, 2014 cash distribution. As a result, effective August 18, 2014, the 6,273,970 subordinated units held by TETRA and its affiliates converted on a one-for-one basis into common units. As a result of the conversion of these subordinated units which were issued in connection with our June 2011 Initial Public Offering, no subordinated units are outstanding and our common units will no longer be entitled to arrearages in cash distributions. The conversion of our subordinated units does not impact the amount of cash distributions we pay or the total number of our outstanding units.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
Oct 1 – Oct 31, 2014	—		N/A	N/A
Nov 1 – Nov 30, 2014	–	–	N/A	N/A
Dec 1 – Dec 31, 2014	–	–	N/A	N/A
Total	—		N/A	N/A

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the years ended December 31, 2014, 2013, and 2012 and selected consolidated financial data for our Predecessor for the years ended December 31, 2011, and 2010. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report. Please read “Item 1A. Risk Factors” for a discussion of the material uncertainties that might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of CSI for $825.0 million cash. For the periods on and after June 20, 2011, the following audited consolidated financial statements represent CSI Compressco LP. Financial information for periods prior to June 20, 2011 represents the operations of our Predecessor.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands, Except Per Unit Amounts)
Income Statement Data
Revenues	$282,647	$121,301	$108,582	$95,179	$81,413
Cost of revenues	174,667	68,116	57,500	53,195	39,238
Selling, general, and administrative expenses	32,100	17,467	17,270	14,269	13,068
Depreciation and amortization expense	41,158	14,642	13,227	12,521	13,112
Interest expense, net	12,964	469	25	5,052	13,096
Other expense, net	11,672	782	876	980	113
Income before income tax provision	10,086	19,825	19,684	9,162	2,786
Net income	$11,258	$17,567	$16,331	$7,257	$1,617
Net income per common unit, basic	$0.47	$1.11	$1.04	$0.45
Weighted average common units outstanding, basic	18,928,640	9,230,876	9,163,798	9,044,293
Net income per common unit, diluted	$0.47	$1.10	$1.03	$0.44
Weighted average common units outstanding, diluted	18,928,640	9,305,066	9,193,407	9,063,339

	December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Balance Sheet Data
Working capital	$90,916	$32,074	$30,624	$34,043	$28,943
Total assets	1,232,664	225,109	217,786	206,344	196,566
Long-term debt	539,961	29,959	10,050	—	145,085
Partners' capital/net parent equity	550,281	173,716	182,250	188,644	25,953
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

Business Overview

On August 4, 2014, we completed the acquisition of Compressor Systems, Inc. ("CSI"). CSI has three primary business lines: compression and related services, aftermarket services, and equipment and parts sales. Through these business lines, CSI provides products and services that cover a wide range of compression needs throughout the natural gas production and transportation cycle to a broad customer base. CSI owns one of the largest compression services fleets of natural gas compressor packages in the United States. With the acquisition of CSI (the "CSI Acquisition"), we have effected a significant change in the composition of our operations and our capital structure. The CSI Acquisition increased our total horsepower (HP) offering from approximately 187,000 HP to over 1,045,000 HP, and allows us to utilize an expanded range of compressor packages (from 20 HP to 2,370 HP) to provide compression services to customers. The CSI Acquisition dramatically expands our service and equipment sales offerings in the over-100 HP compression services market, complementing our existing strong presence in the below-100 HP compression services market. Strategically, the acquisition is expected to afford us the opportunity to capture significant synergies associated with our service and product offerings and our fabrication operations, to further penetrate into new and existing markets, and to achieve administrative efficiencies and other strategic benefits.
As a result of the CSI Acquisition, we have significantly expanded our operations and now design and fabricate natural gas reciprocating and rotary screw compressor packages up to 8,000 HP for sale to our broadened customer base. Through CSI, we provide compression services and equipment for natural gas and oil production, processing, gathering, transportation, and storage. The CSI compression service fleet includes over 2,000 compressor packages that provide in excess of 800,000 in total aggregate HP, utilizing medium- and high-HP engines. The CSI service lines generated approximately 56.5% of the revenues that were added as a result of the acquisition. Additionally, CSI fabricates and sells equipment that includes oilfield fluid pump systems, standard compressor packages, and custom-designed compressor packages that are sold to natural gas and oil exploration and production, mid-stream, and transmission companies. Equipment sold by CSI supports customer needs for various applications including for gas gathering systems, gas lift, carbon dioxide injection, wellhead compression, gas storage systems, refrigeration plant compression, gas processing, pressure maintenance, pipelines, vapor recovery, pipeline station optimization, gas transmission, fuel gas boosters, and coal bed methane. Utilizing our below-100 HP compressor packages that were a majority of our business before the CSI Acquisition, we provide wellhead compression-based production enhancement services that are utilized to increase production by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our below-100 HP applications include production enhancement for dry gas wells and liquid-loaded gas wells using our GasJack(R) and VJackTM branded compressor packages. Additionally, over the past several years, the below-100 HP compression-based services applications are being utilized to a greater extent in liquids-rich resource plays providing vapor recovery, gas lift, and casing gas system applications.

The CSI Acquisition significantly impacted our revenues, results of operations, and operating cash flow during the year ended December 31, 2014. Consolidated revenues generated by CSI during the portion of the year after the August 4, 2014 closing date totaled approximately $152.5 million, increasing consolidated revenues for 2014 to $282.6 million, compared to $121.3 million during 2013. CSI revenues after the August 4, 2014 closing date included approximately $85.6million of compression and aftermarket services revenues, primarily in the U.S., and approximately $66.5 million of revenues from sales of equipment and parts. Primarily due to the continuing increased demand for our below-100 HP production enhancement compression services applications, particularly in liquids-rich resource plays and vapor recovery, our pre-CSI Acquisition compression service revenues increased approximately $8.9 million during the year ended December 31, 2014 compared to the corresponding prior year period. In addition to the increased demand for below-100 HP compression services, until late 2014, U.S. and Canadian natural gas prices were higher compared to the prior year period, which had a positive impact on overall demand and pricing for these compression services in these markets. However, along with declines in oil prices that began in the second half of 2014, prices for natural gas in late 2014 and early 2015 are below prior year levels. We expect oil and gas exploration activity levels will decrease in 2015 compared to 2014, while most ongoing customer projects supporting gas gathering, midstream, and processing will proceed to completion. Much of our current equipment sales backlog is associated with such projects. We feel the diversity of our compressor fleet and the existing levels of natural gas production combine to support the continuing demand for our compressor packages and compressor services, despite current prices for oil and natural gas.

The CSI Acquisition purchase price was funded from (i) the issuance of 7.25% Senior Notes due 2022 in the aggregate principal amount of $350.0 million by us and our subsidiary, CSI Compressco Finance Inc., (the "7.25% Senior Notes") resulting in net proceeds of $337.8 million (after deducting a $5.2 million discount and certain transaction related fees), (ii) the issuance by us of 15,280,000 common units (the "New Units"), at a public offering price of $23.50 per common unit (the "Offering Price"), in an underwritten public offering resulting in net proceeds of $346.0 million, and (iii) a portion of the $210.0 million borrowed under our new $400 million bank revolving credit facility (the "New Credit Agreement"). A subsidiary of our General Partner purchased 1,390,290 of the New Units for approximately $32.7 million. On August 11, 2014, the underwriters exercised their option to purchase 2,292,000 additional common units at the Offering Price resulting in additional net proceeds of $51.7 ($53.9 million less $2.2 underwriting discount and fees). We used the proceeds generated from the exercise of this option to reduce indebtedness outstanding under the New Credit Agreement. Our General Partner contributed approximately $8.4 million in order to maintain its approximately 2% general partner interest in us following the offering of the New Units and the additional common units issued upon the exercise of the underwriters' option.

Overall, our total revenues and cost of revenues increased during the year ended December 31, 2014, compared to December 31, 2013. These increases reflect:

•	The impact of the August 4, 2014 CSI Acquisition;

•	improved overall utilization of the pre-CSI Acquisition fleet, particularly in the U.S.; and
•        increased international compression services activity in Mexico and Argentina.

The growth of our operations is particularly dependent upon our continued capital expenditure program. We anticipate that our total capital expenditures during 2015 will be approximately $100 million, including approximately $14 million of maintenance capital expenditures. We plan to fund this continuing investment through the available capacity under our New Credit Agreement, undistributed operating cash flows, and potentially from other sources.

We are not a restricted subsidiary of TETRA for purposes of TETRA’s credit facility, which we refer to as the “TETRA Credit Facility,” or under several series of notes that TETRA has issued pursuant to certain note purchase agreements in April 2006, April 2008, October 2010, and April 2013, which we collectively refer to as the “TETRA Senior Notes.” Although our ability to take certain actions, including incurring indebtedness and making acquisitions and capital expenditures, is limited under our New Credit Agreement and Senior Notes, it is not restricted by the TETRA Credit Facility or the TETRA Senior Notes.
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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year ended December 31, 2014, is provided within the results of operations sections below.

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

EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities, or any other measure of financial performance presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Our EBITDA may not be comparable to EBITDA or similarly titled financial metrics of other entities, as other entities may not calculate EBITDA in the same manner as we do. Management compensates for the limitations of EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. EBITDA should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

The following table reconciles net income to EBITDA for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Net income	$11,258	$17,567	$16,331
Provision (benefit) for income taxes	(1,172)	2,258	3,353
Depreciation and amortization	41,158	14,642	13,227
Interest expense, net	12,964	469	25
EBITDA	$64,208	$34,936	$32,936

Net income and EBITDA for the year ended December 31, 2014, include the impact of $6.5 million of pretax transaction costs associated with the CSI Acquisition. In addition, the year ended December 31, 2014, includes the impact of $6.7 million of pretax interim financing expenses in connection with the CSI Acquisition.

The following table reconciles cash flow from operating activities to EBITDA for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Cash flow from operating activities	$44,819	$29,135	$31,109
Changes in current assets and current liabilities	13,971	5,423	2,864
Deferred income taxes	3,514	(266)	(1,930)
Other non-cash charges	(3,138)	(2,083)	(2,485)
Financing expense	(6,750)	—	—
Interest expense, net	12,964	469	25
Provision (benefit) for income taxes	(1,172)	2,258	3,353
EBITDA	$64,208	$34,936	$32,936

The CSI Acquisition is expected to continue to have a significant impact on EBITDA going forward.

Average Horsepower Utilization Rate of our Compressor Packages. We measure the average horsepower utilization rate of our fleet of compressor packages as the average amount of horsepower of compressor packages used to provide service during a particular period, divided by the average amount of horsepower of compressor packages in our fleet during such period. Management primarily uses this metric to determine our future need for additional compressor packages and to measure marketing effectiveness.

The following table sets forth our total horsepower in our fleet and our total horsepower in service as of the dates shown.

	December 31,
	2014	2013	2012
Horsepower
Total horsepower in fleet	1,089,151	180,315	169,692
Total horsepower in service	955,095	154,813	145,428

Net Increase in Compression Fleet Horsepower. We measure the net increase in our compression fleet horsepower during a given period of time by taking the difference between the aggregate horsepower of compressor packages placed into service during the period, less the aggregate horsepower of compressor packages removed from service during the period. Management uses this metric to evaluate our operating performance and our relative size in the market. Additional information regarding changes in the size of our compression fleet for the year ended December 31, 2014, is provided within the results of operations sections below.
Manufacturing and Backlog. Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and pump systems designed and fabricated primarily at our facilities in Midland, Texas and Oklahoma City, Oklahoma. The equipment is fabricated to customer and standard specifications as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of December 31, 2014, our fabrication backlog was approximately $120.0 million, all of which is expected to be recognized through the year ended December 31, 2015, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepared these financial statements in conformity with United States generally accepted accounting principles. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base these estimates on historical experience, available information, and various other assumptions that we believe are reasonable under the circumstances. We periodically evaluate these estimates and judgments, which may change as new events occur, as new information is acquired, and with changes in our operating environment. Actual results are likely to differ from current estimates, and those differences may be material. The following critical accounting policies reflect the most significant judgments and estimates used in the preparation of our financial statements.

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

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Historically, our business has not experienced significant impairments of its long-lived compressor assets, as utilized compressor packages generate cash flows sufficient to support their carrying values. Unutilized assets are maintained and evaluated on a regular basis. Serviceable compressor packages that are currently unutilized are anticipated to be placed in service in future years as demand increases or as fully depreciated packages in service are replaced. Sales of compressor packages have historically been at selling prices in excess of asset cost. While we have not experienced significant impairments in the past, impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production or pricing.

Impairment of Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. Our annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that due to the decrease in the market price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital as of December 31, 2014, it was “more likely than not” that the fair value of our business was less than its carrying value as of December 31, 2014.

When the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test being performed. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill, and the recorded amount is written down to the hypothetical amount, if lower. Our estimates of our fair value, if required, are based on a combination of an income and market approach. These estimates are imprecise and are subject to our estimates of the future cash flows of our business and our judgment as to how these estimated cash flows translate into our business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. If we overestimate the fair value of our business, the balance of our goodwill asset may be overstated. Alternatively, if our estimated fair values are understated, an impairment might be recognized unnecessarily or in excess of the appropriate amount.

During the last half of 2014, global oil and natural gas commodity prices, particularly crude oil, decreased significantly. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The accompanying decrease in the price of our common units during the last half of 2014 caused an overall reduction in our market capitalization. As part of our annual internal business outlook that we performed during the fourth quarter, we considered changes in the global economic environment that affected our common unit price and market capitalization. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of December 31, 2014. However, because our estimated fair value exceeded our carrying value by approximately 4%, there is a reasonable possibility that the $233.6 million of goodwill may be impaired in a future period, and the amount of such impairment may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, the prices of oil and natural gas, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Negative developments with regard to these factors could have a further negative effect on our fair value.

Equity-Based Compensation

Our general partner adopted the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan, which provides for the grant of restricted units and other equity-based awards. The compensation cost for all equity-based grants under the 2011 Long Term Incentive Plan is based on the grant date fair value estimated in accordance with Accounting Standards Codification 718 —“Compensation — Stock Compensation.” We estimate expected pre-vesting forfeitures based on actual historical pre-vesting forfeitures over the most recent periods for the expected term. These estimates are inherently imprecise and may result in compensation cost being recorded that is materially different from the actual fair value of the awards granted. While the assumptions for volatility and pre-vesting forfeiture rate are updated with each year’s option-valuing process, there have not been significant revisions made in these estimates to date.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In Thousands)
Revenues:
Compression and related services	$192,151	$112,937	$102,260	$79,214	$10,677
Aftermarket services	15,624	—	—	15,624	$—
Equipment and part sales	74,872	8,364	6,322	66,508	2,042
Total revenues	282,647	121,301	108,582	161,346	12,719
Cost of revenues:
Cost of compression and related services	98,874	63,425	53,818	35,449	9,607
Cost of aftermarket services	13,579	—	—	13,579	—
Cost of equipment and part sales	62,214	4,691	3,682	57,523	1,009
Total cost of revenues	174,667	68,116	57,500	106,551	10,616
Selling, general, and administrative expense	32,100	17,467	17,270	14,633	197
Depreciation and amortization	41,158	14,642	13,227	26,516	1,415
Interest expense, net	12,964	469	25	12,495	444
Other expense, net	11,672	782	876	10,890	(94)
Income before income taxes	10,086	19,825	19,684	(9,739)	141
Provision (benefit) for income taxes	(1,172)	2,258	3,353	(3,430)	(1,095)
Net income	$11,258	$17,567	$16,331	$(6,309)	$1,236

	Percentage of Total Revenues
	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Compression and related services	68.0%	93.1%	94.2%	70.1%	10.4%
Aftermarket services	5.5%	—%	—%	100.0%	—%
Equipment and part sales	26.5%	6.9%	5.8%	795.2%	32.3%
Total revenues	100.0%	100.0%	100.0%	133.0%	11.7%
Cost of revenues:
Cost of compression and related services	35.0%	52.3%	49.6%	55.9%	17.9%
Cost of aftermarket services	4.8%	—%	—%	100.0%	—%
Cost of equipment and part sales	22.0%	3.9%	3.4%	1,226.2%	27.4%
Total cost of revenues	61.8%	56.2%	53.0%	156.4%	18.5%
Selling, general, and administrative expense	11.4%	14.4%	15.9%	83.8%	1.1%
Depreciation and amortization	14.6%	12.1%	12.2%	181.1%	10.7%
Interest expense, net	4.6%	0.4%	—%	2,664.2%	1,776.0%
Other expense, net	4.1%	0.6%	0.8%	1,392.6%	(10.7)%
Income before income taxes	3.6%	16.3%	18.1%	(49.1)%	0.7%
Net income	4.0%	14.5%	15.0%	(35.9)%	7.6%

2014 Compared to 2013

Revenues

Revenues during the year ended December 31, 2014 increased significantly compared to the prior year, primarily due to the CSI Acquisition, which generated aggregate revenues of approximately $152.5 million after the August 4, 2014, closing date. Approximately $70.3 million of the $79.2 million increase in compression and related services revenues were generated by CSI, with the remainder of the increase primarily a result of increased below-100 HP compression services applications activity, primarily in liquids-rich resource play reservoirs in the U.S. Aftermarket service revenues of $15.6 million were also added as a result of the CSI Acquisition. Increased natural gas prices in the U.S. and Canada during the first half of 2014 had a positive impact on overall demand and pricing for compression services in these markets during much of the year. However, natural gas prices decreased during late 2014 and early 2015, and decreased levels of capital expenditure activity by many of our exploration and production customers is expected in 2015. Activity levels by our midstream transmission, gathering, and processing customers are expected to be less affected by near term natural gas prices. We have continued to increase our compressor fleet, both in the U.S. and certain foreign markets, to serve the current demand for services.

In addition to the increase in compression and related services and the aftermarket services revenues which became available as a result of the CSI Acquisition, there was also a significant increase in revenues from the sale of compressor packages, equipment, and parts during the year ended December 31, 2014, compared to the prior year. This increase is entirely due to the acquisition of CSI which generated revenues of $66.5 million during the portion of the period subsequent to the closing date of the acquisition. The level of revenues from such sales is inconsistent and typically difficult to forecast, as these revenues are tied to specific projects that vary in scope, design, complexity, and customer needs. Our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in cost of compression services revenues during the year ended December 31, 2014, compared to the prior year was also due to the CSI Acquisition, which generated approximately $32.5 million of cost during the period subsequent to the August 4, 2014, closing date of the acquisition. Consolidated cost of compression and related services as a percentage of consolidated compression and related services revenues increased to 61.8% during 2014 from 56.2% during the prior year. This was due the increase in activity in the U.S.

and Mexico regions and increases in below-100 HP compression services applications activity in liquids-rich resource play reservoirs, which have higher operating cost levels. Cost of CSI aftermarket services as a percentage of associated revenues was 87.0% during 2014. During the third quarter of 2014, we began the process of capturing the synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward, and are expected to result in increased cost efficiencies in future periods.

Cost of compressors and parts sales increased compared to the prior year due to approximately $57.9 million of increased costs associated with the CSI sales as discussed above.

Selling, general, and administrative expense

Selling, general and administrative expense increased during the year ended December 31, 2014, compared to the prior year, primarily due to the impact of the CSI Acquisition, and included increased professional services expenses of approximately $5.6 million associated with the CSI Acquisition. Additionally, we completed an enterprise business system software project during the third quarter of 2014, including consulting, training, and non-capitalized implementation costs approximating $1.2 million. Also, administrative costs allocated from TETRA increased by approximately $1.6 million, as a result of increased activity following the CSI Acquisition, and these increased allocated costs are expected to continue going forward. The ongoing efforts to integrate the administrative functions of CSI are expected to result in efficiencies going forward.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased primarily due to the acquisition of CSI, and includes the impact of the preliminary allocation of the purchase price to the estimated fair values of CSI's property, plant, and equipment and identifiable intangible assets.

Interest expense, net

Interest expense increased significantly as a result of the issuance of $350 million aggregate principal amount of our 7.25% Senior Notes and the increased borrowings under our New Credit Agreement in connection with the CSI Acquisition. Increased interest expense levels compared to 2014 are expected to continue to be increased going forward. As of December 31, 2014, our total outstanding borrowing under our New Credit Agreement was $195.0 million.

Other expense, net

Other expense, net, was $11.7 million for 2014 compared to $0.8 million during the prior year, primarily due to the impact of $6.7 million of non-recurring interim financing costs associated with the CSI Acquisition during the current year period. Also included during 2014 is approximately $1.5 million of amortization of deferred financing costs. In addition, approximately $1.2 million of foreign currency exchange losses were recorded, primarily associated with our Canadian and Latin American operations.

Income before taxes, provision (benefit) for income taxes, and net income

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiaries. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations in the foreign countries in which we operate. Our effective tax rate reflects the pre-tax loss recorded by our taxable U.S. corporate subsidiaries during 2014, primarily due to costs associated with the CSI Acquisition.

2013 Compared to 2012

Revenues

The increase in revenues from compression and other services during 2013 was primarily due to a $9.4 million increase in U.S. and Canada, and reflected an overall increased compressor utilization, as we utilized an average of 3,312 compressor packages to provide services during 2013, compared to an average of 3,070 compressor packages during 2012. Increases in U.S. and Canadian natural gas prices from the prior year positively affected demand for our conventional compression services in those regions during 2013. Average revenues per U.S. and Canadian compressor packages have increased, primarily due to the growth of our higher priced compression services applications in U.S. shale resource plays. Latin America service revenues for 2013 increased $1.1 million as compared to the prior year due to increased demand for compression services in Argentina, and despite decreased activity in Mexico. As a result of budget re-evaluations by PEMEX, in March 2013 we began to experience a decline in the level of activity and revenues in Mexico. Compression and other services revenues from foreign markets other than Canada and Latin America increased $0.1 million during 2013 compared to the prior year.

In addition to the increase in consolidated compression and other service revenues, there was an increase of approximately $2.0 million in revenues from sales of compressor packages and parts during the year ended December 31, 2013, compared to the prior year. Although sales of compressor packages are a part of our operations, the level of revenues from sales of compressors is inconsistent and more difficult to forecast than are our revenues from compression and other services.

Cost of revenues

The increase in consolidated cost of compression and other services during the year ended December 31, 2013 compared to the prior year was primarily due to the increased service activity, particularly in the U.S. and Latin America. Consolidated cost of compression and other services as a percentage of consolidated compression and other services revenues increased to 56.2% during the current year from 52.6% during the prior year. This increase was due to increased equipment maintenance, labor, and fuel costs in the U.S. and due to the decrease in the higher margin Mexico business during 2013 compared to the prior year. Costs in the U.S. have also increased due to the increased operating costs in certain of the shale resource play markets where we provide compression services. We also incurred increased operating expenses during 2013 associated with engine quality improvement initiatives associated with the compressor packages we fabricate. Subsequent to the first quarter of 2013, we took appropriate cost reduction steps overall, particularly in response to the decline in demand for our services in Mexico where we have taken aggressive reductions in headcount and relocated certain compressor equipment assets into the U.S.

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

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, operating leases, and future issuances of equity and debt, which we believe will be sufficient to meet our working capital requirements. Increasingly competitive market environments, along with the late 2014 decline in oil and natural gas prices, have resulted in additional challenges in many of our domestic and international business regions. We reported significantly increased revenues and gross profit as a result of the August 4, 2014 acquisition of CSI. Despite the growth in revenues and gross profit, we have experienced decreased activity from project delays by customers as a result of the oil and natural gas price declines in late 2014.

Our cash flows from operating activities increased during 2014, when compared to the prior year, by $15.7 million primarily as a result of the increased operations following the CSI Acquisition. Cash flows used in investing activities for the year ended December 31, 2014, increased $849.4 million when compared to the same period in 2013, reflecting the impact of the CSI Acquisition purchase price and the increased capital expenditures stemming from expanded operations subsequent to the CSI Acquisition. Cash flows from financing activities increased significantly during 2014 by $846.3 million, when compared to 2013, primarily as a result of the proceeds from increased equity and indebtedness resulting from the CSI Acquisition. Our sources and uses of cash during the three year period ended December 31, 2014, is as follows:

	Year Ended December 31,
	2014	2013	2012
Operating activities	$44,819	$29,135	$31,109
Investing activities	(873,942)	(24,574)	(20,986)
Financing activities	854,300	(7,976)	(14,682)

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of CSI for $825.0 million cash. The CSI Acquisition purchase price was funded from (i) the issuance of the 7.25% Senior Notes in the aggregate principal amount of $350.0 million resulting in net proceeds of $337.8 million (after deducting a $5.2 million discount and certain transaction related fees), (ii) the issuance by us of 15,280,000 New Units at the Offering Price resulting in net proceeds of $346.0 million ($359.1 million gross proceeds less commissions), and (iii) a portion of $210.0 million borrowed under the New Credit Agreement. A subsidiary of our General Partner purchased 1,390,290 of the New Units. On August 11, 2014, the underwriters exercised their option to purchase 2,292,000 additional common units at the Offering Price less an underwriting discount resulting in additional net proceeds of $51.7 million ($53.9 million less $2.2 million underwriting discount and fees). Following the receipt of proceeds from this option exercise, we utilized approximately $55.0 million of these proceeds to pay a portion of the outstanding balance under the New Credit Agreement. Our General Partner contributed approximately $8.4 million (following the issuance of the New Units and the underwriter's option exercise) to us in order to maintain its approximately 2% general partner interest in us. Although a portion of the increased operating cash flows will be used to fund the debt service requirements of the 7.25% Senior Notes and our New Credit Agreement, our distributable cash flows following our acquisition of CSI are expected to increase.

As a result of the transactions undertaken to finance the CSI Acquisition, our capital structure has significantly changed. As a result of the CSI Acquisition purchase price and the associated issuance of new long-term debt and common units to fund the acquisition, cash flows from both investing and financing activities were materially larger than in prior years. Results of operations for the year ended December 31, 2014, reflect the impact of the CSI Acquisition. The operations of CSI contributed revenues of approximately $152.5 million and pretax earnings of approximately $15.8 million. As a result of increased borrowings to fund the purchase price of the CSI Acquisition, net interest expense for the year ended December 31, 2014, increased by $10.9 million compared to prior year. In connection with the CSI Acquisition, interim financing commitment fees totaling approximately $6.7 million, as well as other transaction costs totaling approximately $5.5 million, were incurred and charged to earnings in 2014.

Due to the significant impact the CSI Acquisition is expected to have on our future EBITDA and operating cash flows, we believe that we have sufficient liquid assets, cash flow from operations, and other capital resources to meet our financial commitments, debt service obligations, and anticipated capital expenditures. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our expanded operations, funds borrowed under our New Credit Agreement, and funds received from the issuance of additional debt and equity. However, we are subject to business and operational risks that could materially adversely affect our cash flow. In late 2014, significant decreases in oil and natural gas commodity prices led to downward revisions in the capital expenditure and operating plans of many of our customers, creating additional uncertainty regarding the expected demand for our products and services, and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in the current capital markets is becoming more limited and costly. Please read Part I, Item 1A “Risk Factors" included in this Annual Report.

Continued growth in our operations, both internationally and in the U.S, will require ongoing significant capital expenditure investment. We anticipate that our total capital expenditures during 2015 will be approximately $100 million, including approximately $14 million of maintenance capital expenditures. Continued growth or expansion of our operations or increased working capital requirements could result in the need for additional borrowings or equity offerings.

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

On January 20, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2014, of $0.4850 per unit, which represents a $0.025 per unit increase over the previous quarterly distribution. This distribution equates to a distribution of $1.94 per outstanding unit, or approximately $64.3 million, on an annualized basis. This cash distribution was paid on February 13, 2015, to all unitholders of record as of the close of business on January 31, 2015.
Cash Flows

Operating Activities

Net cash from operating activities increased by $15.7 million during the year ended December 31, 2014 to $44.8 million compared to $29.1 million in 2013. Cash provided from operating activities increased primarily as a result of increased operations following the CSI Acquisition.

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

Investing Activities

On August 4, 2014, we acquired all of the outstanding capital stock of CSI for $825.0 million cash. Capital expenditures for other purchases of property, plant, and equipment during the year ended December 31, 2014, increased compared to 2013 reflecting the impact of our expanded operations subsequent to the CSI Acquisition. The capital expenditure requirements of CSI are significantly increased compared to our pre-existing operations due to the size and scope of the operations of CSI and the significantly higher HP of CSI compressor packages. Total capital expenditures during the current year of $48.1 million include $5.0 million of maintenance capital expenditures. Our expansion capital programs for 2015 are focused on increasing our fleet to meet customer needs, and we currently plan to spend up to approximately $100 million on capital expenditures during 2015, including approximately $14.0 million of estimated maintenance capital expenditures.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined in our Partnership Agreement, to our unitholders of record on the applicable record date and to our General Partner. For the year ended December 31, 2014, we distributed approximately $36.4 million to our unitholders and General Partner. On January 20, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2014, of $0.485 per unit, which represents an increase of $0.025 per unit compared to the previous quarterly distribution. This distribution equates to a distribution of $1.94 per outstanding unit, or approximately $64.3 million, on an annualized basis. This cash distribution was paid on February 13, 2015, to all unitholders of record as of the close of business on January 31, 2015.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, and future issuances of equity.

7.25% Senior Notes

On July 29, 2014, we and one of our indirect wholly owned subsidiaries, Compressco Finance Inc., a Delaware corporation (we, together with Compressco Finance Inc., the "Issuers"), and the guarantors named therein (the "Guarantors" and, together with the Issuers, the "Obligors"), entered into the Note Purchase Agreement (the "Note Purchase Agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of the initial purchasers named therein (collectively, the "Initial Purchasers") related to the issuance and sale by the Issuers to the Initial Purchasers of $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes in a private offering (the "Offering") exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Note Purchase Agreement contains customary representations and warranties of the parties thereto and indemnification and contribution provisions under which the Obligors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The Issuers closed the Offering on August 4, 2014. We used the net proceeds of the Offering of approximately $337.8 million (consisting of $350.0 million aggregate principal amount net of a $5.2 million discount and certain fees and offering expenses) to fund a portion of the $825.0 million cash purchase price for the CSI Acquisition, to pay certain acquisition expenses and to repay a portion of outstanding borrowings under the previous Credit Agreement dated October 15, 2013. The Issuers' obligations under the 7.25% Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis initially by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness. The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below. Pursuant to the Note Purchase Agreement, CSI and any domestic subsidiaries of CSI required to guarantee the 7.25% Senior Notes pursuant to the indenture governing the 7.25% Senior Notes were joined as parties to the Note Purchase Agreement pursuant to a purchase agreement joinder, dated August 4, 2014.

The Obligors issued the Securities pursuant to the Indenture dated as of August 4, 2014 (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the 7.25% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The 7.25% Senior Notes are scheduled to mature on August 15, 2022.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. There are no significant restrictions upon the ability of the Issuers or the Guarantors to obtain funds from their respective subsidiaries by dividend or loan. None of the assets of the Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.25% Senior Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the Indenture as of December 31, 2014.

The offer and sale of the Securities were not registered under the Securities Act or applicable state securities laws, and the Securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. In connection with the Offering of the 7.25% Senior Notes, the Obligors entered into the Registration Rights Agreement dated as of August 4, 2014 (the "Registration Rights Agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers, obligating the Obligors to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission (the "SEC") registering an exchange offer by the Obligors that would allow holders of the Securities to exchange their restricted Securities for registered freely tradable notes and guarantees having substantially the same terms as the Securities and evidencing the same indebtedness as the restricted Securities. Under certain circumstances, in lieu of a registered exchange offer, the Obligors must use commercially reasonable efforts to file a shelf registration statement for the resale of the

Securities. If, among other things, such exchange offer registration statement is not declared effective by the SEC on or prior to 365 days after the closing of the Offering, or the exchange offer has not been consummated within 30 business days following the expiration of the 365-day period following the closing of the Offering to have an exchange offer registration statement declared effective by the SEC, the Obligors will be required to pay to the holders of the 7.25% Senior Notes liquidated damages in an amount equal to 0.25% per annum on the principal amount of the 7.25% Senior Notes held by such holder during the 90-day period immediately following the occurrence of such registration default, and if such registration default is not cured, such amount of liquidated damages shall increase by 0.25% per annum at the end of such 90-day period, such that the maximum amount of liquidated damages for all registration defaults would be one-half of one percent (0.5%) per annum.

Bank Credit Facilities

On October 15, 2013, we entered into an asset-based revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the "Credit Agreement") which replaced the previous credit agreement. Under the Credit Agreement, we, along with certain of our subsidiaries, were named as borrowers, and all obligations under the Credit Agreement were guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement included a maximum credit commitment of $100.0 million that was available for letters of credit (with a sublimit of $20.0 million) and included an uncommitted $30.0 million expansion feature.

On August 4, 2014, in connection with the CSI Acquisition, we entered into the New Credit Agreement, and with the initial $210.0 million of borrowings received, repaid the $38.1 million balance outstanding under our previous Credit Agreement dated October 15, 2013, which was then terminated. Approximately $0.8 million of deferred financing costs associated with that terminated Credit Agreement were expensed and charged to income during the third quarter of 2014.

On August 11, 2014, the underwriters exercised their option and purchased all 2,292,000 additional common units at the Offering Price resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount). Following the receipt of proceeds from this option exercise, approximately $55 million was paid to reduce the balance of the New Credit Agreement.

Under the New Credit Agreement, we and our CSI Compressco Sub, Inc. subsidiary were named as the borrowers, and all obligations under the New Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). The New Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As of March 16, 2015, and following additional borrowings of $13.0 million to fund capital expenditures, we have a balance outstanding under the New Credit Agreement of $208.0 million and had availability under the New Credit Agreement of $184.9 million, and $7.1 million letters of credit and performance bonds outstanding.

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

The New Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA ) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Credit Agreement provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility. We are in compliance with all covenants and conditions of the New Credit Agreement as of December 31, 2014.

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

During 2014, we borrowed $165.0 million, net, under our revolving credit facilities primarily to fund a portion of the CSI Acquisition purchase price and to fund the expansion and upgrade of our compressor package fleet.
Off Balance Sheet Arrangements

As of December 31, 2014, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

The table below summarizes our contractual cash obligations as of December 31, 2014:

	Payments Due
	Total	2015	2016	2017	2018	2019	Thereafter
	(In Thousands)
Long-term debt	$545,000	$—	$—	$—	$—	$195,000	$350,000
Interest on debt	226,423	30,754	30,754	30,754	30,754	28,378	75,029
Operating leases	3,123	1,862	828	307	126	—	—
Total contractual cash obligations	$774,546	$32,616	$31,582	$31,061	$30,880	$223,378	$425,029

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") published ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). The amendments in this ASU provide guidance on presentation of unrecognized tax benefits and are expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for our first quarter in fiscal 2017 under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks.” We depend on domestic and international demand for and production of natural gas and oil and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenue and cash available for distribution to our unitholders to decrease in the future. We do not intend to hedge our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with the New Credit Agreement. On December 31, 2014, we had a total of $195 million outstanding under our New Credit Agreement. As interest charged on our New Credit Agreement is based on a variable rate, we are exposed under the New Credit Agreement to floating interest rate risk on outstanding borrowings. Our exposure to floating interest rate risk has increased significantly as a result of the borrowings under the New Credit Agreement in connection with the CSI Acquisition. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under our credit facility.

The following table sets forth as of December 31, 2014, our principal cash flows for our long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rate by their expected maturity dates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair Market Value
	2015	2016	2017	2018	2019	Thereafter	Total
As of December 31, 2014
Long-term debt:
U.S. dollar variable rate	$—	$—	$—	$—	$195,000	$—	$195,000	$195,000
Weighted average interest rate	—	—	—		3.109%	—	3.109%
U.S. dollar fixed rate	—	—	—	—	—	350,000	350,000	354,900
Interest rate (fixed)	—	—	—	—	—	7.25%	7.25%	—

Exchange Rate Risk

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in Mexican pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate by 2.0% would have changed our net income by approximately $43,000 for the year ended December 31, 2014.

In October 2013, we began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2014, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Canadian dollar	$1,150	1.16	1/16/2015

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty. The fair value of our foreign currency derivative instruments as of December 31, 2014, is as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at December 31, 2014
(In Thousands)
Forward purchase contracts	Current assets	$—
	Current liabilities	—
Total		$—

Based on the derivative contracts that were in place as of December 31, 2014, a 5% devaluation of the Canadian dollar compared to the U.S. dollar would result in an increase in the market value of our forward sale contract of $0.05 million.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2014, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation under the framework in Internal Control – Integrated Framework issued by the COSO, our general partner’s management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our general partner's management's evaluation of the effectiveness of our internal control over financial reporting excludes CSI, which was acquired on August 4, 2014. Total assets and net assets of CSI represented approximately 77.9% and 70.3%, respectively, of our consolidated total assets as of December 31, 2014, and CSI's revenues following the August 4, 2014 acquisition date represented approximately 54.0% of our consolidated revenues for the year ended December 31, 2014. In accordance with guidance issued by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to acquisition while integrating the acquired operations.

Changes in Internal Control over Financial Reporting

On August 4, 2014 we completed the acquisition of CSI. We are currently integrating CSI into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and, where necessary, making changes in controls and procedures related to the CSI business, which we expect to be completed in fiscal year 2015.

Other than the changes described above related to the CSI Acquisition, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Corporate Governance and Director Independence

Our general partner, CSI Compressco GP Inc., is an indirect, wholly owned subsidiary of TETRA Technologies, Inc. (“TETRA”) and has sole responsibility for conducting our business and managing our operations. The members of our general partner’s board of directors (our “Board”) oversee our operations. Unitholders are not entitled to elect the members of our Board or directly or indirectly participate in our management or operation. All of the members of our Board are appointed by Compressco Field Services, L.L.C. (formerly known as Compressco Field Services, Inc.), a wholly owned subsidiary of TETRA, and we do not hold annual unitholder meetings for the election of our Board. References in this Part III to the “Board,” “directors,” "executive officers," or “officers” refer to the Board, directors, executive officers, and officers of our general partner, unless otherwise indicated.

Our Board has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the functioning of the Board and its committees. The Corporate Governance Guidelines and the charters of the Audit Committee and Conflicts Committee are available in the Corporate Governance section of the Investor Relations area of our website at www.compressco.com. In addition, our Board and our general partner have adopted a Code of Conduct and a Financial Code of Ethics, copies of which are also available in the Corporate Governance section of the Investor Relations area of our website at www.compressco.com. We will post on our website all waivers to or amendments of our Code of Conduct and Financial Code of Ethics that are required to be disclosed by applicable law or the listing requirements of the NASDAQ. We will provide to our unitholders, without charge, printed copies of the foregoing materials upon written request to Investor Relations, CSI Compressco LP, 3809 S. FM 1788, Midland, Texas 79706.

The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board currently consists of seven directors, four of whom, Paul D. Coombs, D. Frank Harrison, James R. Larson, and William D. Sullivan, are independent as defined under the listing standards of the NASDAQ.

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

Name	Age	Position with CSI Compressco GP
Stuart M. Brightman	58	Chairman of the Board of Directors
D. Frank Harrison	67	Independent Director
Timothy A. Knox	46	President and Director
James R. Larson	65	Independent Director
William D. Sullivan	58	Independent Director
Paul D. Coombs	59	Independent Director
Ronald J. Foster	58	Sr. Vice President, Chief Marketing Officer and Director
James P. Rounsavall	50	Chief Financial Officer, Treasurer and Secretary
C. Brad Benge	55	Vice President of Operations
Kevin W. Book	40	Vice President - International Sales and Operations
Anthony D. Speer	46	Vice President of Manufacturing

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

Stuart M. Brightman has served as a director of our general partner's Board since October 31, 2008, and as Chairman of its Board since May 2014. Mr. Brightman has served as TETRA’s president and chief executive officer since May 2009, at which time Mr. Brightman was also elected as a member of TETRA’s board of directors. He served as TETRA’s executive vice president and chief operating officer from April 2005 through May 2009. From April 2004 to April 2005, Mr. Brightman was self-employed. Mr. Brightman served as president of the Dresser Flow Control division of Dresser, Inc. from April 2002 until April 2004. Dresser Flow Control, which manufactures and sells valves, actuators, and other equipment and provides related technology and services for the oil and gas industry, had revenues in excess of $400 million in 2004. From November 1998 to April 2002, Mr. Brightman was president of the Americas Operation of the Dresser Valve Division of Dresser, Inc. He served in other capacities during the earlier portion of his career with Dresser, from 1993 to 1998. From 1982 to 1993, Mr. Brightman served in several financial and operational positions with Cameron Iron Works and its successor, Cooper Oil Tools. Mr. Brightman received his B.S. degree from the University of Pennsylvania and his Master of Business Administration degree from the Wharton School of Business.

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

Paul D. Coombs has served as an independent director of our general partner's Board since May 6, 2014. Mr. Coombs has served as a member of TETRA’s board of directors since June 1994 and as a member of its nominating and corporate governance committee since July 2012. From April 2005 until his retirement in June 2007, Mr. Coombs served as TETRA’s executive vice president of strategic initiatives, and from May 2001 to April 2005, as TETRA’s executive vice president and chief operating officer. From January 1994 to May 2001, Mr. Coombs served as TETRA’s executive vice president - oil & gas, from 1987 to 1994 he served as senior vice president - oil & gas, and from 1985 to 1987, as general manager - oil & gas. Mr. Coombs has served in numerous other positions with TETRA since 1982. Mr. Coombs is presently a director and serves on the audit and corporate governance committees of the board of directors of Balchem Corporation, a public company that is subject to the reporting requirements of the Exchange Act.

Mr. Coombs has more than thirty years of experience with TETRA, which, together with his entrepreneurial approach to management, provides our general partner’s Board of Directors with insight into our capabilities and personnel. Mr. Coombs has substantial experience with the services we provide and with oil and gas exploration and production operations in general.

D. Frank Harrison has served as an independent director of our general partner's Board and as Chairman of its Conflicts Committee and a member of its Audit Committee since April 2012. Since June 2011, Mr. Harrison is an owner and the managing partner of Eufaula Energy, LLC, a privately held company that invests in oil and gas interests. Mr. Harrison served as chairman of the board of directors (since 2007) and as chief executive officer and a director (since 2005) of Bronco Drilling Company, Inc. ("Bronco") until the acquisition of Bronco by Chesapeake Energy Corporation in June 2011. Bronco was a publicly traded company that provided contract drilling and well services. From 2002 to 2005, Mr. Harrison served as an agent for the purchase of oil and gas properties for entities controlled by Wexford Capital LLC. From 1999 to 2002, Mr. Harrison served as president of Harding and Shelton, Inc., a privately held oil and natural gas exploration, drilling and development firm.  Mr. Harrison currently serves on the board of directors of the Oklahoma Independent Petroleum Association. He received his B.S. degree in Sociology from Oklahoma State University.

Mr. Harrison has significant management experience in the exploration and production of oil and gas in the U.S. Mr. Harrison also has substantial experience in serving on the board of a publicly held corporation operating in the oil and gas industry, which provides cross board experience and perspective.

Timothy A. Knox has served as President and a director of our general partner's Board since August 2014. Mr. Knox served as president and chief operating officer of Compressor Systems, Inc. ("CSI") from September 2010 until it was acquired by CSI Compressco in August 2014. Mr. Knox served as senior vice president of CSI from August 2009 to September 2010 and as vice president - engineering and manufacturing of CSI from December 2004 to August 2009. Mr. Knox joined CSI as a regional account manager and a mid-continent business unit manager in 1996 and served in those roles until 2004. From 1991 to 1996, Mr. Knox served in multiple roles for

Dresser-Rand Compression Services including; applications, project engineering, project management and sales. Mr. Knox has 24 years of industry experience, including 18 years with CSI. He received his B.S. degree in Mechanical Engineering from the University of Oklahoma in 1990 and an M.B.A. from Oklahoma State University in 1999.

Mr. Knox has significant experience in the natural gas compression industry and provides our general partner's Board with an in-depth knowledge regarding our customers, operations, business strategies, and the markets and geographies in which we operate. Mr. Knox's management experience and leadership skills are highly valuable in assessing our business strategies and accompanying risks.

James R. Larson has served as an independent director of our general partner's Board and as Chairman of its Audit Committee since July 2011 and as a member of its Conflicts Committee since April 2012. Since January 1, 2006, Mr. Larson has been retired. From September 2005 until January 1, 2006, Mr. Larson served as senior vice president of Anadarko Petroleum Corporation ("Anadarko"). From December 2003 to September 2005, Mr. Larson served as senior vice president, finance and chief financial officer of Anadarko. From 2002 to 2003, Mr. Larson served as senior vice president, finance of Anadarko where he oversaw treasury, investor relations, internal audits and acquisitions and divestitures. From 1995 to 2002, Mr. Larson served as vice president and controller of Anadarko where he was responsible for accounting, financial reporting, budgeting, forecasting, and tax. Prior to that, he held various tax and financial positions within Anadarko after joining the company in 1981. Mr. Larson is a current member of the American Institute of Certified Public Accountants, Financial Executives International, and the Tax Executives Institute. Mr. Larson also serves on the Board of Directors of EV Management, LLC, the general partner of EV Energy GP, L.P., which is the general partner of EV Energy Partners, L.P., a Houston-based publicly traded limited partnership engaged in acquiring, producing, and developing oil and gas properties. He received his B.B.A. degree in business from the University of Iowa.

Mr. Larson has significant management experience in the exploration and production of oil and gas on an international as well as domestic level. Mr. Larson also has substantial experience in corporate finance and financial reporting matters and in serving on the board of a publicly traded limited partnership operating in the oil and gas industry.

William D. Sullivan is an independent director of our general partner's Board and has served as a member of its Audit Committee since July 2011. Mr. Sullivan has served as a member of TETRA’s board of directors since August 2007. Mr. Sullivan currently serves as the chairman of TETRA’s nominating and corporate governance committee and as a member of the compensation committee. Mr. Sullivan is the non-executive chairman of the board of directors of SM Energy Company, a publicly traded exploration and production company. Mr. Sullivan is also a director and serves on the audit, nominating and corporate governance and conflicts, and compensation committees of Legacy Reserves GP, LLC, the general partner of Legacy Reserves, LP, a publicly traded limited partnership holding oil and gas producing assets. Mr. Sullivan is a director and serves on the conflicts and audit committees of Targa Resources Partners GP, LLC, the general partner of Targa Resources Partners LP, a publicly traded limited partnership focused on mid-stream gas gathering, processing, liquids fractionation, and transportation. From 1981 through August 2003, Mr. Sullivan was employed in various capacities by Anadarko Petroleum Corporation, most recently as executive vice president, exploration and production. Mr. Sullivan has been retired since August 2004. Mr. Sullivan received his B.S. degree in Mechanical Engineering from Texas A&M University.

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

Ronald J. Foster has served as Senior Vice President and Chief Marketing Officer of our general partner since the closing of the CSI Acquisition in August 2014, and as a director since October 2008. Prior to the CSI Acquisition, Mr. Foster served as President of CSI Compressco GP Inc. from October 2008 until July 2014, and as President and a director of our Compressco, Inc. subsidiary from October 2008 until October 2012. From August 2002 to September 2008, Mr. Foster served as Senior Vice President of Sales and Marketing with Compressco, Inc. Mr. Foster has over 30 years of energy-related work experience that also includes positions with Wood Group, Halliburton and Dresser. He is an active member of several regional industry trade organizations, including the

American Petroleum Institute (API), the Society of Petroleum Engineers (SPE) and the Oklahoma Independent Petroleum Association (OIPA). Mr. Foster received his B.S. degree in Economics from Oklahoma State University.

Mr. Foster’s day-to-day leadership as our Chief Marketing Officer and his role in forming the Partnership provide our general partner's Board with an intimate knowledge of our compression operations as well as a unique understanding of market factors, our customers, and sales and marketing strategies and opportunities.

James P. Rounsavall has served as Chief Financial Officer of our general partner since April 2012. Mr. Rounsavall served as Chief Financial Officer of Compressco, Inc. from April 2012 until October 1, 2012. From July 2011 through April 2012, Mr. Rounsavall served as Controller of our general partner and Controller of Compressco, Inc. From June 2008 until July 2011, Mr. Rounsavall served as the controller and in various other roles for Mustang Engineering, a global provider of engineering and construction services supporting the oilfield, chemical, process, and industrial industries. From March 2008 until June 2008, Mr. Rounsavall provided consulting services. From March 2006 until March 2008, Mr. Rounsavall served as regional controller, and later as regional vice president of finance of Worley Parsons Corporation, a global provider of engineering and professional services. From 1998 until 2006, Mr. Rounsavall served in various roles with Halliburton Company, ultimately serving as controller, U.S. Western area. Prior to that, Mr. Rounsavall was with Weatherford Enterra and Ernst & Young. Mr. Rounsavall received a Bachelor of Accountancy from the University of Houston and a Bachelor of Science in Business Administration from the University of Arkansas. Mr. Rounsavall is a Certified Public Accountant.

C. Brad Benge has served as Vice President of Operations of our general partner since August 2014. Mr. Benge served as vice president of compression services of CSI from September 2010 through July 2014. From September 2009 to September 2010, Mr. Benge served as vice president of Eastern region compression services of CSI. Mr. Benge joined CSI in February 2008 and served as project manager until September 2009. From 1984 to 2007, Mr. Benge served in multiple roles at Exterran including; vice president of operations, multiple mergers and acquisitions positions and various supervisory positions. Mr. Benge began his career in 1979 as a natural gas compressor and engine mechanic for Halliburton in Central Texas. Mr. Benge has more than 35 years of industry experience, and he attended Tarleton State University.

Kevin W. Book has served as Vice President - International Sales and Operations of our general partner since October 31, 2008 and also served as Vice President – International Operations of Compressco, Inc. from May 2008 until October 1, 2012. Mr. Book joined Compressco, Inc. in 2001 and served a significant role in establishing and growing Compressco Canada, Inc., from its inception to its current level of activity. In May 2008 Mr. Book was promoted to Vice President – International Operations of Compressco, Inc. from Vice President – Canada. Mr. Book has over fourteen years of experience in the oil and gas industry. Mr. Book holds a B.S. degree in Petroleum Engineering with Special Distinction from the University of Oklahoma, and a B.S. degree in Mathematics with Distinction from the University of Alberta.

Anthony D. Speer has served as Vice President of Manufacturing of our general partner since August 2014. Mr. Speer served as vice president of manufacturing and supply chain of CSI from January 2014 through July 2014. After joining CSI in April 2006, Mr. Speer progressed through various roles including; director-manufacturing, director-engineering and manufacturing and vice president of engineering and manufacturing. From 1991 to 2006, Mr. Speer worked for Halliburton. He served for three years as a manufacturing engineer for Halliburton and was nominated to participate in the Halliburton Management Program. After graduating from this program in 1996, he served in various leadership roles within Halliburton’s manufacturing organization. He began as a shop supervisor and eventually served as a plant manager. Mr. Speer holds a B.S. degree in Industrial Engineering from Texas A&M University and currently serves as a member of the Advisory Board for the Gas Compressor Association.

Board Meetings and Committees

During 2014, the Board held twelve meetings. The standing committees of the Board during 2014 consisted of an Audit Committee and a Conflicts Committee. During 2014, the Audit Committee held four meetings, and the Conflicts Committee held seven meetings.

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

As required by the First Amended and Restated Agreement of Limited Partnership of CSI Compressco LP (as amended, the Partnership Agreement), the Board has reviewed the independence of Messrs. Harrison and Larson and has determined that each of them meets the independence standards established thereunder as required for service on the Conflicts Committee. Included within such determination, the Board has also determined that each of Messrs. Harrison and Larson is independent as defined in Section 10A of the Exchange Act and the listing standards of the NASDAQ.

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

To our knowledge, and based solely on our review of the copies of such reports and written representations provided to us by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% holders were complied with in a timely manner.
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

This Compensation Discussion and Analysis (“CD&A”) is designed to provide an understanding of our compensation philosophy and objectives and insight into the process by which our specific compensation practices are established. The Compensation Committee of TETRA’s Board of Directors (the “Compensation Committee”), is responsible for the oversight of compensation programs that apply to a broad-base of our employees, and for specific compensation decisions that relate to the President and other officers of our general partner named in the

Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”) and other officers of our general partner designated as our senior managers (together with our NEOs, “Senior Management”). We have not formed, and do not intend to form, a compensation committee, and for the immediate future the Board intends to continue to delegate oversight of certain aspects of our compensation programs to the Compensation Committee. Our general partner’s executive officers serve at the discretion of the Board.

Our relationship with our general partner and TETRA relating to the personnel who operate our business is governed by the Omnibus Agreement dated June 20, 2011 and amended on June 20, 2014, among us, our general partner and TETRA (as amended, the “Omnibus Agreement”). Under the terms of the Omnibus Agreement, we reimburse our general partner and TETRA for all expenses incurred on our behalf, including the compensation of employees of our general partner and TETRA who perform services on our behalf. The compensation expense allocated to us in 2014 with respect to each of our NEOs was 100% of their total compensation, since each of our NEOs devote virtually all of their business time to our operations. Accordingly, the compensation disclosed herein for our NEOs reflects all of the compensation expense that is payable by us under the Omnibus Agreement with regard to such individuals. Please read the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our reimbursement of expenses.

Executive Summary

We are a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We fabricate and sell standard and custom designed compressor packages and oilfield fluid pump systems, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina.

As a result of our relationship with TETRA, the compensation of our NEOs is structured in a manner similar to TETRA’s compensation of its executive officers. In addition, the compensation policies and practices of our general partner are similar to those of TETRA. Our 2014 financial performance and operations were significantly impacted by our acquisition of CSI on August 4, 2014. Consolidated revenues generated by CSI during the year subsequent to the August 4, 2014 closing date totaled approximately $152.5 million, contributing to our 133.0% increase in consolidated revenues for 2014 compared to 2013. Primarily due to the continuing increased demand for our below-100 HP compression services applications, particularly in liquids-rich resource plays and for vapor recovery, our pre-CSI acquisition compression service revenues also increased during the year ended December 31, 2014 compared to the corresponding prior year period. However, along with declines in oil prices that have occurred since the summer of 2014, prices for natural gas in late 2014 and early 2015 are below prior year levels. We anticipate that oil and gas exploration activity levels will decrease in 2015 compared to 2014, while most ongoing customer projects supporting midstream, gas gathering, and processing will proceed to completion. Much of our current equipment sales backlog is associated with such projects. The Compensation Committee gave significant weight to our 2014 results and expected activity levels in 2015 in its consideration of our executive compensation.

The following are some of the key factors to consider in evaluating our executive compensation program:

•
Compensation Linked to Long-Term Performance. We seek to structure a balance between achieving positive short-term annual results and ensuring long-term viability and success by providing both annual and long-term incentive opportunities.

◦
Grants of Long-Term Phantom Unit Awards to Senior Management. We continue to believe that tying a significant portion of our Senior Management's compensation to our unitholders' returns and our financial and operating results is an important aspect of our total compensation plan. For the fiscal year 2014, an average 52.0% of the total target compensation awarded to our NEOs consisted of phantom unit awards, and for the executive officers who received annual awards in May of 2014, 63.0% of such phantom unit awards were performance-based.

•
Competitiveness. In order to maintain our ability to attract and retain highly-skilled executives and managers, the Compensation Committee believes that the total compensation of our NEOs and other members of Senior Management should be competitive with the market in which we compete for talent. In order to assess the competitiveness of our compensation programs within the oilfield services industry, the

Compensation Committee reviews compensation offered by peer group companies and broader oilfield services compensation data. The Compensation Committee generally seeks to target NEO compensation at the market median level. However, target levels of NEO pay are not based on strict adherence to the market median, and may vary from median levels based on a number of factors, including individual performance, internal equity, and general industry conditions.

Some of the challenges that we face in recruiting and retaining highly-skilled executives and senior management include:

◦
Increased activity levels in the North American oil and gas industry have significantly intensified competition for talented executives with relevant knowledge and expertise. This competition for executive talent is not limited to our direct peers and competitors, but spans the entire energy industry, which includes companies both smaller, and significantly larger than us.

◦
The decline in the market price for our common units has decreased the retention value of equity awards granted to our executives in recent years. Although many companies in the oilfield services industry have experienced similar market price declines, particularly during the second half of 2014, the reduced value of our executives' outstanding equity awards creates an opportunity for peer group companies seeking to fill open positions.

In evaluating the competitiveness of our compensation programs, the Compensation Committee gives significant consideration to these challenges and from time-to-time may make adjustments to individual NEO and Senior Management compensation levels in order to protect our investment in their talent.

2014 Target Compensation. In connection with our acquisition of CSI on August 4, 2014, Mr. Knox was appointed as our President. Mr. Foster, who had served as our President from October 2008 through August 4, 2014, was appointed Senior Vice President and Chief Marketing Officer, and Messrs. Benge and Speer were appointed as Vice Presidents. Due to these significant changes in our leadership during 2014 that, in some cases, were accompanied by compensation adjustments that are described in detail below, we have not provided pie charts showing target allocations of 2014 compensation for our NEOs.

2014 Actual Compensation. For the portion of fiscal year 2014 subsequent to our acquisition of CSI and Mr. Knox's appointment as our President, actual cash compensation paid by us to Mr. Knox, was $393,876, consisting of $161,540 in base salary, $159,076 in cash incentives initially put in place by CSI and paid by us following the acquisition, and $73,260 as the earned portion of his fourth quarter 2014 performance-based cash incentive award. Mr. Knox was also granted a long-term award of phantom units during 2014 with a grant date fair value of $700,015 in connection with his employment by us following the CSI acquisition. In addition, Mr. Knox received $8,805 of other compensation during 2014.

For the purpose of the following pie charts, the annual base salaries of Messrs. Knox, Benge, and Speer, each of whom was employed by us on August 4, 2014, have been annualized to provide a more accurate image of intended compensation. For our other NEOs, the amounts included are consistent with actual 2014 compensation as set forth in the Summary Compensation Table:

* All Other Compensation includes the employer paid portion of life, health, and disability insurance benefits, matching contributions under our 401(k) Retirement Plan, the value of dividend equivalent rights settled in connection with the vesting of equity awards that relate to our common units, and for Messrs. Knox, Foster, Book, and Speer, a car allowance or the use of a car provided by the company.

Continuing Improvements in Compensation Practices. We have implemented and continue to maintain existing compensation practices that we believe contribute to good governance:

•
TETRA has amended the Cash Incentive Compensation Plan under which performance-based annual cash bonuses may be awarded to our NEOs and other Senior Management to include a clawback provision that provides us with a mechanism to recover amounts awarded under the plan in certain circumstances.

•	The compensation consultant retained directly by the Compensation Committee does not provide any services to our management, or to TETRA's management.

•	Every member of the Compensation Committee is independent, as such term is defined in the listing standards of the New York Stock Exchange (the applicable listing standards for TETRA).

•
Our insider trading policy prohibits transactions involving short sales, the buying or selling of puts, calls, or other derivative instruments, and transactions involving certain forms of hedging or monetization.

•
Our Board and the Compensation Committee have adopted the Procedures for Grants of Awards under the CSI Compressco LP Incentive Compensation Plans (the "Grant Procedures") to assist in the administration of our equity compensation plans. The Grant Procedures provide guidelines under which our Board, the Compensation Committee, and, in certain circumstances, the Chief Executive Officer ("CEO") of TETRA may make annual and other awards to our eligible employees, non-employee directors, and consultants.

In summary, our compensation philosophies and programs are subject to a thorough process that includes input and recommendations from management, the Compensation Committee, the Board, and/or TETRA's Chief Operating Officer ("COO") and CEO, as well as review and approval by the Compensation Committee, the Board, and/or TETRA’s COO and CEO, as appropriate, the advice of an independent, third-party consultant engaged by the Compensation Committee from time to time, and guidelines concerning the granting of our equity awards.

Oversight of Executive Compensation Program

The Board has appointed the Compensation Committee to discharge many of its responsibilities relating to the compensation of our executive officers. The Compensation Committee is composed entirely of independent, non-management members of TETRA’s Board of Directors, and each member is compensated by fees and equity compensation from TETRA. With the exception of Mr. Sullivan, who is also a director of our general partner and receives compensation for his services to us in the form of cash director fees and equity compensation granted under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan, no Compensation

Committee member participates in any of our employee compensation programs. In its annual review process, TETRA’s Board of Directors has determined that none of the Compensation Committee members have any material business relationships with us.

Similar to its responsibilities with regard to TETRA’s employees, the responsibilities of the Compensation Committee with regard to our employees include the following:

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

•
annually reviewing the compensation of our NEOs, including annual salary, performance-based cash incentive awards, and other cash incentive opportunities including long-term incentive opportunities against each NEOs' individual performance evaluation, and any other matter relating to the compensation of the NEOs which the Compensation Committee considers appropriate;

•
reviewing at least annually all equity-based compensation plans and arrangements, including the amount of equity remaining available for issuance under those plans, and making recommendations to the Board regarding the need to amend existing plans or to adopt new plans for the purposes of implementing the Compensation Committee’s goals regarding equity-based compensation;

•
reviewing at least annually all non-equity-based components of compensation paid to or available to the NEOs, which may include salary, cash incentives (both performance-based and otherwise), long-term incentive compensation, perquisites, and other personal benefits, to determine the appropriateness of each component in light of our compensation philosophy and strategy;

•	reviewing all employment, severance, change of control, or other compensation agreements or arrangements to be entered into or otherwise established with our NEOs;

•	reviewing and discussing with management our annual CD&A for inclusion in our annual proxy statement or Form 10-K;

•	reviewing matters relating to management succession, including compensation related issues; and

•	evaluating whether any compensation consultant retained by the Compensation Committee has any conflict of interest in accordance with applicable regulatory requirements.

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

Implementation and Management of Compensation Programs

Role of the Compensation Committee. Our Board has appointed the Compensation Committee to discharge many of its responsibilities relating to the compensation of our executive officers. With regard to certain actions that must be taken directly by our Board, the Compensation Committee provides recommendations to the Board that are consistent with our compensation philosophy, programs, and objectives, which are largely a reflection of TETRA’s compensation philosophy, programs, and objectives.

The Compensation Committee has the authority to retain compensation consultants, outside counsel, or other advisers to assist the committee in the discharge of its duties. In any given year, the Compensation Committee bases its decision on whether to retain a compensation consultant on factors including prevailing market conditions, regulatory changes governing executive compensation, and the quality of any other relevant data that may be available. If a compensation consultant is engaged with respect to our compensation programs, the Chairman of the Compensation Committee maintains a direct line of communication with the consultant and arranges meetings with the consultant that may include other members of the committee and/or our President, TETRA’s CEO and certain members of TETRA’s senior management, including TETRA's COO. Through this communication with the Chairman of the Compensation Committee, the consultant reports to, and acts at the discretion of, the Compensation Committee.

Role of Compensation Consultant. The Compensation Committee first retained the services of Frost HR Consulting (formerly Stone Partners, Inc.), in September 2009. After that time, the Compensation Committee utilized Frost HR Consulting at various times through September of 2012 to provide analysis of TETRA's compensation programs and assist the Compensation Committee in its consideration of prospective changes to those programs, including programs that apply to our NEOs and other Senior Management. Frost HR Consulting did not provide other services to us, to our general partner, or to TETRA; had procedures in place to prevent conflicts of interest; and, did not have a business or personal relationship with any of the executive officers of our general partner, any of TETRA’s executive officers, or any member of the Compensation Committee. The individual consultants involved in the engagement did not own our limited partner units, nor did they own TETRA’s common stock. The Compensation Committee discussed these considerations and concluded that there were no conflicts of interest with respect to the consulting services provided by Frost HR Consulting. The Compensation Committee did not utilize the services of Frost HR Consulting or any other compensation consulting firm during 2013 related to its review of TETRA's 2014 compensation programs or our 2014 compensation programs.

Role of our President. Our President makes recommendations to the Compensation Committee with regard to salary adjustments and the annual and long-term incentives to be provided to our Senior Management, excluding himself. TETRA's COO and CEO make recommendations to the Compensation Committee with regard to salary adjustments and the annual and long-term incentives to be provided to our President. Based upon his judgment and experience and in consultation with TETRA’s COO and CEO, taking into consideration available industry-based compensation surveys and other compensation data and analysis, including data provided by the Compensation Committee’s consultant, if one is retained for that year, our President annually reviews with the Compensation Committee specific compensation recommendations for Senior Management. In preparation for these evaluations, the Compensation Committee reviews an annual compensation report that presents current and historical annual base salaries, annual incentive targets, annual incentives earned and the values of outstanding equity-based and other long-term compensation in a tally sheet format, to provide the Compensation Committee with a detailed picture of how the various components of total compensation paid or to be paid to each member of Senior Management, including our President, aggregate in the current year and over a multi-year period.

In its review of the annual compensation report and its consideration of whether changes in compensation recommended by the President and TETRA's COO and CEO are in line with our overall compensation philosophy, current competitive market conditions, and current economic conditions, the Compensation Committee considers performance evaluations of and compensation recommendations for each member of Senior Management as well as its own performance evaluations of Senior Management, and, if a compensation consultant is retained for that year, the analysis and report of the compensation consultant. The Compensation Committee reviews the annual compensation report among themselves and with our President and TETRA’s CEO and approves any prospective changes in compensation for Senior Management other than our President. The Compensation Committee, in an executive session that includes TETRA’s CEO, establishes the compensation for our President.

Timing of Compensation Decisions. The annual compensation report is typically distributed to the Compensation Committee and TETRA’s CEO prior to TETRA’s December board and committee meetings. The

Compensation Committee reviews the annual compensation report, information and recommendations provided by its compensation consultant, if any for that year, and such other information as it considers relevant, and typically approves prospective changes in compensation for employees over which it has decision-making authority. Also at its December meeting, the Compensation Committee typically reviews a preliminary estimate of the aggregate amount of annual cash incentive compensation that may be awarded based on performance during the current year. Based upon audited full-year financial results, the actual aggregate amount of the annual cash incentive compensation to be paid is finalized and approved and the specific amounts to be paid to our Senior Management, including our President, are reviewed and approved by the Compensation Committee typically at a meeting in February of the following year.

Compensation Elements

We strongly believe that Senior Management should be compensated with a package that includes the following three elements: salary, performance-based cash incentive compensation, and equity incentive compensation. A significant portion of the total prospective compensation paid to each member of Senior Management should be tied to measurable financial and operational objectives. These objectives may include absolute performance and performance relative to a peer group. During periods when performance meets or exceeds established objectives, Senior Management should be paid at or above the levels targeted for such objectives. When objectives are not met, incentive award payments, if any, should be less than levels targeted for such objectives. The Compensation Committee seeks to structure a balance between achieving strong short-term annual results and ensuring long-term viability and success. To reinforce the importance of this balance, we provide each member of Senior Management with both short-term and long-term incentives. Historically, short-term incentive opportunities for Senior Management have been in the form of annual cash incentives based on both objective performance criteria and subjective criteria. In 2012, our Senior Management’s short-term incentive opportunities were expanded to include equity awards, the value of which is determined by our attainment of an established financial performance objective at the end of the applicable performance period. While the mix of salary, annual cash incentives, and long-term incentives earned by Senior Management can vary from year to year depending on individual performance and on our overall performance, the Compensation Committee believes that long-term incentives, the potential future value of which is heavily contingent on our long-term success, should constitute a significant portion of total compensation each year.

Salary. We believe that a competitive salary program is an important factor in our ability to attract and retain talented Senior Management employees. The Compensation Committee typically reviews relevant compensation data and analysis provided by its compensation consultant, if one is retained for that year, or by management if no compensation consultant is engaged, to ensure that our salary program is competitive. In this respect, the Compensation Committee uses the survey data and compensation offered by peer companies as a market check on the salaries and other elements of compensation it establishes. The Compensation Committee reviews the salaries of all members of our Senior Management at least annually. Base salaries may be adjusted for performance, which may be individual or company-wide performance, expansion of duties, and changes in market salary levels. In considering salary adjustments each year, the Compensation Committee gives weight to the foregoing factors, with particular emphasis on corporate performance goals, our President’s analysis and TETRA's COO's and CEO's analysis of each individual’s performance, and their specific compensation recommendations. However, the Compensation Committee does not rely on formulas and considers all factors when considering salary adjustments.

In its December 2013 review of our Senior Management's compensation, the Compensation Committee considered our strong operational and financial performance during 2013, our former President’s and TETRA's COO's and CEO's evaluation of each individual’s contribution to this performance, and with regard to our former President, the committee considered the evaluation of his performance provided by TETRA’s COO and CEO. In considering prospective changes to base salary levels for 2014, the Compensation Committee weighed each of these factors and approved increases in base salary of 4% for each of our then current NEOs. The following table sets forth the 2014 base salaries that were effective as of April 5, 2014, for certain of our NEOs:

Name	Title	Base Salary
Ronald J. Foster	Senior Vice President and Chief Marketing Officer(1)	$297,440
James P. Rounsavall	Chief Financial Officer, Treasurer and Secretary	206,856
Kevin W. Book	Vice President, International Sales and Operations	234,784
(1) Mr. Foster served as our President as of the date the above disclosed base salaries became effective.

Effective as of August 4, 2014, in connection with our acquisition of CSI, Messrs. Knox, Benge, Foster and Speer entered into Employment Agreements with us that, among other items, established their annual base salaries. Also effective as of August 4, 2014, in recognition of his responsibilities related to our increased size and operational complexity, Mr. Rounsavall's annual base salary was increased. The following table sets forth base salaries for certain of our NEOs that were effective as of August 4, 2014:

Name	Title	Base Salary
Timothy A. Knox	President	$400,000
Ronald J. Foster	Senior Vice President and Chief Marketing Officer	325,000
James P. Rounsavall	Chief Financial Officer, Treasurer and Secretary	240,000
Charles B. Benge	Vice President of Operations	240,000
Anthony D. Speer	Vice President of Manufacturing	190,000

Performance-Based Cash Incentives. Our NEOs and other key employees are eligible to receive annual performance-based cash incentive awards pursuant to TETRA’s Cash Incentive Compensation Plan. The Cash Incentive Compensation Plan was adopted by TETRA’s Board of Directors to provide greater focus on TETRA’s strategic business objectives, further its compensation philosophy, emphasize pay-for-performance, and provide competitive compensation opportunities.

Annual Performance-Based Cash Incentives. While the amount of each award paid to members of our Senior Management under TETRA’s Cash Incentive Compensation Plan is subject to the discretion of the Compensation Committee, the plan provides for cash award opportunities, calculated as a percentage of base salary, that are based on financial and non-financial performance measures. For each annual incentive award opportunity, a threshold, target, and stretch performance objective is established for each applicable performance measure and the amount of the award payment that may be received is based on the level of achievement of such performance objectives, subject to the discretion of the Compensation Committee. In addition, recipients of annual incentive awards have the opportunity to participate in an additional cash award pool that may be established under the Cash Incentive Compensation Plan for achievement in excess of designated stretch performance objectives.

As part of its December 2013 review of the compensation of our NEOs, the Compensation Committee reviewed a preliminary estimate of the aggregate amount of annual cash incentive compensation to be awarded under TETRA’s Cash Incentive Compensation Plan based on 2013 performance, and discussed the overall effectiveness of the plan in furthering our compensation philosophy. In its consideration of changes for the 2014 plan year, the Compensation Committee did not specifically benchmark Cash Incentive Compensation Plan award opportunities relative to any survey or other compensation data. At that time, the Compensation Committee elected not to increase the percentages of base salary that determined the threshold, target, and stretch amounts of annual cash incentive opportunities for our NEOs for the 2014 plan year from the percentages of base salary initially established in 2010.

The following table sets forth the 2014 annual incentive award opportunities that were established by the Compensation Committee at its December 2013 meeting, shown as a percentage of base salary for certain of our NEOs under the Cash Incentive Compensation Plan:

	Threshold	Target	Stretch
Ronald J. Foster	9%	45%	72%
James P. Rounsavall	5%	25%	40%
Kevin W. Book	5%	25%	40%

Subsequent to the Compensation Committee's December 2013 meeting, effective as of August 4, 2014, in recognition of his responsibilities related to our increased size and operational complexity, Mr. Rounsavall's target annual incentive award opportunity for the 2014 performance period was increased by the Compensation Committee from 25% to 35% of his base salary.

Messrs. Knox, Benge, and Speer, who served as executive officers of CSI until its acquisition by us in August of 2014, received cash incentives for the performance period of October 1, 2013 through September 31, 2014 (which corresponded to CSI's fiscal year prior to the acquisition) based on incentive plans previously put in place by CSI. Under the terms of the agreement under which we acquired CSI, we paid amounts due to Messrs. Knox, Benge, and Speer pursuant to such CSI incentive plans in December of 2014 and February of 2015.
For the period of October 1, 2014 through December 31, 2014, performance-based cash incentive opportunities for Messrs. Knox, Benge, and Speer were based on a "bridge" plan, approved by the Compensation Committee, which is further described below in the section titled "Bonuses Awarded to Messrs. Knox, Benge, and Speer."

Under the Cash Incentive Compensation Plan, financial and non-financial performance measures may be based on the performance criteria described in the plan or on such other measures as may be determined by the Compensation Committee. To support our continued focus on cost reduction efforts implemented in 2012 that contributed to our improved profitability in 2013, the Compensation Committee elected to designate general and administrative cost reduction as an additional individual performance goal applicable to all participants in the Cash Incentive Compensation Plan for the 2014 fiscal year. In addition, the Compensation Committee elected to decrease the weighting of the health, safety, and environmental performance measure from 20% in 2013 to 15% in 2014, and increase the weighting of the personal objectives performance measure to 15% in 2014 from 10% in 2013, in order to bring the portion of our annual incentive that is based on safety metrics into closer alignment with annual bonuses provided by other companies within the oil and gas services industry. Performance measures for 2014 annual incentive awards included: (i) distributable cash flow; (ii) profit before taxes; (iii) the net number of compressor units placed into service during 2014; (iv) health, safety, and environmental metrics; and (v) personal objectives. The Compensation Committee assigned relative weightings to each of our NEO's 2014 performance measures of 35% on distributable cash flow, 15% on profit before taxes, 20% on the net number of compressor units placed into service during 2014, 15% on health, safety, and environmental metrics, and 15% on personal objectives. For our NEOs and other members of Senior Management, the general and administrative cost reduction individual performance goal was included in each participant's personal objectives.

For the 2014 plan year, the specific target performance objectives and the relative weight of each performance measure established by the Compensation Committee for annual cash incentive awards were: (i) distributable cash flow of $37.0 million, weighted 35%; (ii) profit before taxes of $26.2 million, weighted 15%; (iii) a net number of compressor packages placed into service of 333 units, weighted 20%; (iv) health, safety, and environmental metrics that represented, in most cases, a minimum 10% improvement versus prior year results, weighted 15%; (v) and, personal objectives, weighted 15.0%, which included the general and administrative cost reduction goal. Achievement of these 2014 performance objectives was determined based on the operations of our "legacy" compression business, excluding the impact of our August 2014 acquisition of CSI.

Primarily due to the continuing increased demand for our below-100 HP compression services, particularly in liquids-rich resource plays and vapor recovery, our overall pre-CSI acquisition compression service revenues increased approximately $8.9 million during the year ended December 31, 2014 compared to the corresponding prior year period. However, the slower than anticipated recovery of activity levels in Mexico along with declines in U.S. oil prices that occurred in the second half of 2014 impacted both our profitability and the net number of compressor packages placed into service. For our "legacy" operations, excluding the impact of the CSI acquisition, distributable cash flow for the 2014 fiscal year was $35.3 million, and profit before taxes was $19.0 million, which equates to 95.5% and 72.6%, respectively, of the target performance objectives established by the Compensation Committee for such performance measures. The net number of units placed into service during 2014 did not reach the threshold performance objective established by the Compensation Committee.

Reduction of general and administrative expenses for our "legacy" operations in 2014 versus budgeted levels slightly exceeded the 2% performance objective. In its consideration of the level of achievement of the remaining personal objectives component of our NEOs’ 2014 performance measures, the Compensation Committee weighed each individual’s contribution to our annual performance and our longer-term strategic goals, and other subjective factors, and approved payment of 70% of our NEOs' target personal objective award opportunities.

The following table sets forth the amounts earned by our participating NEOs for each performance measure established by the Compensation Committee for the 2014 plan year:

	Achievement of 2014 Plan Year Performance Objectives
	Profit Before Taxes	Distributable Cash Flow	Net Sets	Health, Safety, & Environmental	G&A Cost Reduction	Personal Objectives	Total Earned Award

Ronald J. Foster
% of objective attained	72.6%	95.5%	*	45.0%	85.5%	70.0%
amount earned	$5,927	$45,037	$—	$9,872	$3,357	$3,295	$67,488

James P. Rounsavall
% of objective attained	72.6%	95.5%	*	45.0%	85.5%	70.0%
amount earned	$3,404	$25,867	$—	$5,670	$1,928	$1,893	$38,762

Kevin W. Book
% of objective attained	72.6%	95.5%	*	45.0%	85.5%	70.0%
amount earned	$2,855	$21,690	$—	$4,754	$1,617	$1,587	$32,503

*	Results were below the threshold level of performance and no amounts were earned.

Bonuses Awarded to Messrs. Knox, Benge, and Speer. Messrs. Knox, Benge, and Speer, who served as executive officers of CSI until its acquisition by us in August of 2014, and currently serve as our executive officers, received cash incentives for the performance period of October 1, 2013 through September 31, 2014 (which corresponded to CSI's fiscal year prior to the acquisition) based on incentive plans previously put in place by CSI. Under the terms of the agreement under which we acquired CSI, we paid amounts due to Messrs. Knox, Benge, and Speer pursuant to such CSI incentive plans in December of 2014 and February of 2015.

For the period of October 1, 2014 through December 31, 2014, performance-based cash incentive opportunities for Messrs. Knox, Benge, and Speer were based on a "bridge" plan, approved by our Compensation Committee, under which target award opportunities were equal to 60%, 35%, and 35%, respectively, of each individual's annual base salary, prorated for the 3-month performance period. The performance measures by which such "bridge" plan awards were determined were: EBITDA, weighted 40%; revenues, weighted 20%; fleet HP utilization, weighted 20%; total reportable incident rate ("TRIR"), weighted 10%; and vehicle incident rate, weighted 10%. The achievement of each such performance measure was determined based on results of CSI's operations (excluding our "legacy" Compressco operations) for the fourth quarter of 2014.

The following table sets forth the amounts earned by Messrs. Knox, Benge, and Speer for each performance measure established by the Compensation Committee for the performance period of October 1, 2014 through December 31, 2014:

	Achievement of Fourth Quarter 2014 Performance Objectives
	EBITDA	Revenues	Fleet HP Utilization	TRIR	Vehicle Incident Rate	Total Earned Award

Timothy A. Knox
% of objective attained	101.2%	99.7%	102.1%	126.4%	*
amount earned	$25,440	$11,820	$24,000	$12,000	$—	$73,260

Charles B. Benge
% of objective attained	101.2%	99.7%	102.1%	126.4%	*
amount earned	$7,049	$3,275	$6,650	$3,325	$—	$20,299

Anthony D. Speer
% of objective attained	101.2%	99.7%	102.1%	126.4%	*
amount earned	$8,904	$4,137	$8,400	$4,200	$—	$25,641

*	Results were below the threshold level of performance and no amounts were earned.

Equity Incentive Awards. Equity incentives, historically awards of TETRA stock options and restricted stock, and since our formation as a limited partnership, primarily awards of CSI Compressco phantom units and performance phantom units, comprise a significant portion of our NEOs’ total compensation package. The Compensation Committee seeks to strike a balance between achieving short-term annual results and ensuring strong long-term success through its use of equity awards, which are geared toward longer-term performance as they generally, though not always, vest ratably over a three-year period, and their values are materially affected by market price appreciation of the underlying security.

Our Board has adopted the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote our interests by enabling us to grant incentive compensation awards based on our units to employees, officers, consultants, and directors who provide services to us. The 2011 Plan is also intended to enhance our ability to attract and retain the services of individuals who are essential to our growth and profitability, and to encourage those individuals to devote their best efforts to advancing our business. The 2011 Plan seeks to achieve these purposes by providing for grants of restricted units, phantom units, unit awards, and other unit-based awards.

Our Board has appointed the Compensation Committee to administer the 2011 Plan and grant awards under the plan as it relates to individuals who, with respect to the Partnership, are not subject to Section 16 of the Exchange Act and the rules and regulations promulgated thereunder. Our Board has retained the authority to grant awards to individuals who, with respect to the Partnership, are subject to Section 16 of the Exchange Act (“Section 16 Reporting Persons”), and to administer the 2011 Plan and awards thereunder as they relate to such individuals. Subject to the provisions of the 2011 Plan, the Compensation Committee or our Board, as applicable, may (i) designate participants to whom awards may be granted; (ii) determine the type or types of awards to be made; (iii) determine the number of units covered by an award and the terms or conditions of an award, consistent with the terms of the 2011 Plan; (iv) determine whether, to what extent, and under what circumstances awards may be vested, settled, exercised, cancelled, or forfeited; (v) interpret and administer the 2011 Plan, and any instrument or agreement relating to an award made under the 2011 Plan; (vi) establish, amend, suspend, or waive any rules and regulations and appoint such agents as it deems appropriate for the proper administration of the 2011 Plan; (vii) make any other determination and take any other action that it deems necessary or advisable for the administration of the 2011 Plan; and (viii) correct any defect, supply any omission, or reconcile any inconsistency in the 2011 Plan or in any award under the plan.

Our Board and the Compensation Committee have each adopted the Procedures for Grants of Awards Under the CSI Compressco Equity Incentive Compensation Plans (the “Grant Procedures”) to assist in the administration of our equity compensation plans. In February of 2015, our Board and the Compensation Committee amended the Grant Procedures to provide, among other things, that grants of annual awards would be made to eligible CSI Compressco employees and non-employee directors each year on the date of the Compensation Committee's meeting held in early May in conjunction with TETRA's Annual Meeting of Stockholders. With respect to such annual awards, based on the Compensation Committee's determination of the aggregate number of awards that may be granted under the 2011 Plan in a given year, the Compensation Committee or our Board, as applicable, will review and consider individual grants proposed by Mr. Knox and TETRA's CEO and make any adjustments they consider appropriate. The Compensation Committee will approve all final individual awards, except those awards proposed to be granted to Section 16 Reporting Persons, at the Compensation Committee's May meeting. The Compensation Committee will recommend to our Board the approval of the proposed awards to Section 16 Reporting Persons, including our NEOs. Our Board will review and consider the individual grants to Section 16 Reporting Persons recommended by the Compensation Committee, make any adjustments it considers appropriate, and approve all final individual awards to Section 16 Reporting Persons, including our NEOs, at a meeting of our Board or by a unanimous consent in lieu of a meeting. The awards to Section 16 Reporting Persons will have the same grant date as the awards approved by the Compensation Committee.
With respect to the contemplated annual awards to be made to non-employee directors, it is anticipated that such awards will consist of phantom units. Each award to a non-employee director will have an aggregate market value as of the date of grant in an amount determined by our Board. The value of such annual equity award is currently set at $60,000. Such annual awards will be approved at a meeting of the Board or by a unanimous consent in lieu of a meeting, and it is presently contemplated that such annual awards will have the same grant date of as the awards approved by the Compensation Committee at its meeting held in early May in conjunction with TETRA's Annual Meeting of Stockholders. Unless otherwise determined by the Board, one-third portions of such awards will become vested on the date of grant, and additional one-third portions of such awards will vest on January 4th and May 27th of the subsequent year.

In February of 2015, the Compensation Committee delegated to the TETRA CEO its authority to grant special inducement, merit, and retention awards under the 2011 Plan, and any future equity plans to individuals who are not and are not expected to become Section 16 Reporting Persons from a pool of such awards authorized by the Compensation Committee each year. The Compensation Committee, our Board, and TETRA's CEO will consider refraining from making awards other than our annual grants if the committee, our Board, TETRA's CEO, or our executive management are aware of any material, non-public information regarding us or our affiliates.
On May 27, 2014, the Compensation Committee and our Board approved awards of time-vested phantom units to our Senior Management and a broad-base of our employees. Each phantom unit award was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award. The phantom units and tandem DERs will vest ratably over the three-year period following the date of grant. In addition, consistent with our philosophy of basing a significant portion of our Senior Management's compensation on performance, also on May 27, 2014, our Board granted two separate awards of performance-based phantom units with tandem DERs to members of our Senior Management as of that date. The first of the two performance-based awards (the "1-year performance phantom units") covered the performance period of January 1, 2014 through December 31, 2014, and under such award, up to 200% of the "Target" number of phantom units granted under the award could be earned based on our actual distributable cash flow (“DCF”) per outstanding unit for the performance period relative to the following performance objectives established by our Board:

DCF per Outstanding Unit for the Year Ending Dec. 31, 2014	Percentage of Phantom Units Earned
Less than $2.06	0%
$2.06	10%
$2.22	50%
$2.38 (Target)	100%
$2.54	150%
>$2.70 (Maximum)	200%

For DCF per outstanding unit amounts that fall between any of the performance objectives set forth above, straight line interpolation is used to determine the specific percentage of phantom units earned.

In March of 2015, our Board determined that the percentage of 1-Year performance phantom units earned would be determined based on the results of our "legacy" operations, excluding the impact of the CSI Acquisition. Our Board further determined that DCF per outstanding unit for the 2014 performance period was $2.28 and approved issuance of 68.8% of the 1-year performance phantom units awarded to our NEOs in May 2014.

The second of the two performance-based awards granted by our Board on May 27, 2014 (the "3-year performance phantom units"), covers the performance period of January 1, 2014 through December 31, 2016. Under such award, up to 200% of the "Target" number of phantom units granted may be earned based on our three-year cumulative DCF per outstanding unit for the period ending December 31, 2016, relative to performance objectives established by our Board.

The following table sets forth the number of time-vested phantom units, 1-year performance phantom units, and 3-year performance phantom units awarded to our NEOs in May 2014 and the aggregate grant date fair value of such awards as determined in accordance with FASB ASC Topic 718:

	Number of Time-Vested Phantom Units	Number of 1-year Performance Phantom Units	Number of 3-year Performance Phantom Units	Aggregate Grant Date Fair Value Of Unit Awards
Ronald J. Foster	6,584	2,324	6,584	$371,808
James P. Rounsavall	2,747	970	2,747	$155,136
Kevin W. Book	2,552	901	2,552	$144,120

On August 5, 2014, in connection with the acquisition of CSI, our Board approved awards of phantom units to Messrs. Knox, Benge, Foster, Speer, and other CSI officers. The awards of phantom units to Messrs. Knox, Benge, Foster, and Speer will cliff-vest on the third anniversary date of the award; provided, that 50% of each of these awards may vest on an accelerated basis, on the second anniversary date of the award, if our EBITDA for the year ending December 31, 2015 reaches a target performance objective established by our Board. The following table sets forth the number of phantom units awarded to Messrs. Knox, Benge, Foster, and Speer on August 5, 2014, and the aggregate grant date fair value of such awards as determined in accordance with FASB ASC Topic 718:

	Number of Phantom Units	Aggregate Grant Date Fair Value Of Unit Awards
Timothy A. Knox	32,008	$700,015
Ronald J. Foster	22,863	500,014
Charles B. Benge	13,718	300,013
Anthony D. Speer	13,718	300,013

While the Compensation Committee does consider the general compensation practices of other companies in the oil and gas services industry in establishing equity incentive compensation opportunities, it does not specifically benchmark the value of equity awards relative to any survey, peer group, or other compensation data. The Compensation Committee does, however, annually review the equity compensation practices of other companies in our industry in order to gain a general impression of the proportionate share of equity award value in the total compensation packages they offer.

Tax Deductibility of Compensation

With respect to the deduction limitations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Nonetheless, the taxable compensation paid to each of the NEOs in 2014 was less than the Section 162(m) threshold of $1,000,000.

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

Nonqualified Deferred Compensation Plan. Certain of our Senior Management, directors, and certain other key employees have the opportunity to participate in TETRA’s Executive Nonqualified Excess Plan, which is an unfunded, deferred compensation program. Under the program, participants may defer a specified portion of their annual total cash compensation, including salary and performance-based cash incentive, subject to certain established minimums. The amounts deferred increase or decrease depending on the deemed investment elections selected by the participant from among various hypothetical investment election options. Deferral contributions and earnings credited to such contributions are 100% vested and may be distributed in cash at a time selected by the participant and irrevocably designated on the participant’s deferral form. In-service distributions may not be withdrawn until two years following the participant’s initial enrollment. Notwithstanding the participant’s deferral election, the participant will receive distribution of his deferral account if the participant becomes disabled or dies, or upon a change in control. None of our NEOs participated in the Executive Nonqualified Excess Plan during 2014.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for the private use of country clubs, meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. Messrs. Knox, Foster, Book, and Speer receive car allowances or are entitled to the use of a company-owned vehicle, as is the case for all of our sales and field service personnel . Further, our NEOs do not receive allowances or reimbursements for hunting and fishing camp costs or home security expenses. During 2014, except for the car allowances (or the use of a company-owned car) for Messrs. Knox, Foster, Book, and Speer, no NEO received an allowance from us for any of the above or a reimbursement for any expense incurred for non-business purposes.

Employment Agreements

We have previously entered into standard form employment agreements with Messrs. Book and Rounsavall that are substantially identical to the form of agreement executed by all employees. Each of these employment agreements provide that the executives are employed on an “at will” basis, and for an indefinite period of time. Both we and Messrs. Book and Rounsavall may terminate the agreement at any time. The agreements prohibit Messrs. Book and Rounsavall from disclosing our or our affiliates’ confidential information during the employment relationship period or at any time following the employment period. The agreements do not provide for severance or change of control payments, nor do they establish the amounts of specific compensation elements such as salary or bonus.

Employment Agreements with Messrs. Knox, Benge, Foster, and Speer. In connection with the acquisition of CSI, on July 31, 2014, we entered into employment agreements with Messrs. Knox, Benge, and Speer (the “Employment Agreements”), which became effective upon the closing of the CSI acquisition on August 4, 2014. The Employment Agreements set forth the following annual base salary and target annual cash incentive bonus opportunity for each NEO: for Mr. Knox, annualized base salary of $400,000 and eligibility to receive a target annual cash incentive bonus equal to 60% of his base salary; for Mr. Benge, annualized base salary of $240,000 and eligibility to receive a target annual cash incentive bonus equal to 35% of his base salary; and, for Mr. Speer, annualized base salary of $190,000 and eligibility to receive a target annual cash incentive bonus equal to 35% of his base salary.

Beginning in May 2015, Messrs. Knox, Benge, and Speer will be eligible to participate in annual grants of equity-based compensation on a basis consistent with other of our executive officers. Messrs. Knox and Speer will also be provided the use of a vehicle provided by us or an automobile allowance in lieu of such vehicle. In the event the employment of Mr. Knox, Benge, or Speer is terminated by us without “Cause” or by such individual for “Good Reason” (as such terms are defined in the Employment Agreements) within the initial three-year employment period, such individual shall be entitled to receive, subject to the satisfaction of certain conditions including the execution and non-revocation of a release agreement, severance benefits including the payment of his base salary and continuation of medical and dental insurance coverage for the remaining term of the initial employment period, the payment of any unpaid Annual Bonus (as defined in the Employment Agreements) for the preceding calendar year, a pro-rata payment of any Annual Bonus earned for the year in which such termination occurs, and full acceleration of the phantom units granted on August 5, 2014, as described above. The Employment Agreements also contain certain confidentiality, nonsolicitation, and noncompetition restrictions applicable to each NEO for the periods specified therein.

Effective as of August 4, 2014, we entered into an employment agreement with Mr. Foster (the “Foster Employment Agreement”). Pursuant to the Foster Employment Agreement, Mr. Foster receives an annualized base salary of $325,000 and he is eligible to receive a target annual cash incentive bonus equal to 45% of his base salary. Mr. Foster is eligible to participate in annual grants of equity-based compensation on a basis consistent with our other officers. In the event Mr. Foster’s employment is terminated by us without “Cause” or by Mr. Foster for “Good Reason” (as such terms are defined in the Foster Employment Agreement) within the initial three-year employment period, Mr. Foster shall be entitled to receive, subject to the satisfaction of certain conditions including the execution and non-revocation of a release agreement, severance benefits including the payment of his base salary and continuation of medical and dental insurance coverage for the remaining term of the initial employment period, the payment of any unpaid Annual Bonus (as defined in the Foster Employment Agreement) for the preceding calendar year and a pro-rata payment of any Annual Bonus earned for the year in which such termination occurs. In addition, the vesting of certain phantom units awarded to Mr. Foster will be fully accelerated. The Foster Employment Agreement also contains certain confidentiality, nonsolicitation, and noncompetition restrictions applicable to Mr. Foster for the periods specified therein.

Double Trigger Change of Control Agreements

We have entered into change of control agreements (the “COC Agreements”) with Messrs. Knox and Foster. The COC Agreements have an initial two-year term, with automatic one-year extensions on the second anniversary of the effective date and every anniversary date thereafter, unless a cancellation notice is given at least 90 days prior to the expiration of the then applicable term. Under the COC Agreements, we have an obligation to provide certain benefits to each applicable NEO upon a qualifying termination event that occurs in connection with or within two years following a “change of control” of us or TETRA. A qualifying termination event under the COC Agreements includes the termination of the NEO's employment with us other than for Cause (as that term is defined in the COC Agreement) or termination by the NEO for Good Reason (as that term is defined in the COC Agreement). For an overview of the specific terms and conditions of the COC Agreements, please read the section titled "Potential Payments upon a Change of Control or Termination" in this Item 11, below.

Indemnification Agreements

We and each of our current directors and our NEOs have executed an indemnification agreement that provides that we will indemnify them to the fullest extent permitted by our First Amended and Restated Certificate of Limited Partnership, Bylaws, and applicable law. The indemnification agreement also provides that our directors and officers will be entitled to the advancement of fees as permitted by applicable law and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall be indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his or her services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as an officer or director, subject to the terms and conditions of that insurance. In addition, Messrs. Brightman, Knox, Foster, and Sullivan, in their capacities as directors and/or executive officers of TETRA, have executed indemnification agreements with TETRA that are substantially similar to the indemnification agreements executed by each of them in connection with their services to us, and they benefit from the protection of similar insurance.

Changes for Fiscal Year 2015

In December 2014, the Compensation Committee met to review and discuss our 2014 compensation programs and consider prospective changes to 2015 compensation for our Senior Management. To assist them in this process, in October 2014, the Compensation Committee retained the services of Pearl Meyer & Partners ("PMP"), an independent provider of compensation consulting services. Before engaging PMP, the Compensation Committee confirmed that PMP does not provide other services to us or to TETRA, has procedures in place to prevent conflicts of interest, and does not have a business or personal relationship with any of our executive officers, TETRA's executive officers, or any member of the Compensation Committee. The Compensation Committee discussed these considerations and concluded that there were no conflicts of interest with us or TETRA with respect to the compensation consulting services provided by PMP.

At its December 2014 meeting, the Compensation Committee reviewed and discussed a report provided by PMP that contained the results of a complete review of our compensation programs and related practices. PMP's report, which included members of our Senior Management and TETRA's senior management, highlighted the following key observations:

•	with some variation by individual, the total direct compensation of Senior Management is positioned at the 40th percentile overall of peer group and market data; and

•
the mix of short-term and long-term compensation available to Senior Management compares very favorably to the market, with half of our compensation, on average, delivered in the form of long-term incentives.

Also at its December 2014 meeting, the Compensation Committee reviewed and discussed the information provided in our annual compensation report, as well as current market, and broader economic conditions. Although it has been the Compensation Committee's historic practice to make certain determinations with regard to base salary adjustments and certain elements of short- and long-term incentive compensation that may be available to Senior Management starting at its December meeting and continuing through the first quarter of the subsequent year, given our expectation that oil and gas exploration activity levels will decrease in 2015 compared to 2014 due to the declines in oil prices that have occurred since the summer of 2014, the Compensation Committee has elected to defer making any adjustments or changes to current levels of Senior Management compensation until the near-term oil and gas services industry's market outlook becomes more clear. In making this determination, the Compensation Committee acknowledged that the cyclical nature of the broader oil and gas industry will from time-to-time necessitate an increased level of flexibility with regard to the application of our compensation programs, and the timing of specific compensation decisions.

Performance-Based Cash Incentives for Fiscal Year 2015. Under the terms of TETRA's Cash Incentive Compensation Plan, the Compensation Committee must approve performance measures and specific target performance objectives applicable to annual cash incentive awards for our Senior Management prior to March 31 of a given performance year. At a meeting of the Compensation Committee in early March of 2015, the Compensation Committee discussed the current uncertainty prevalent in the oil and gas services industry, and the continuing need to provide incentives that are intended to drive superior performance even in challenging market conditions.

Recognizing that our continuing ability to generate distributable cash flow would be a key performance metric during 2015, the Compensation Committee approved distributable cash flow as a 2015 performance measure for our NEOs. The Compensation Committee also approved a specific target performance objective for distributable cash flow, as well as individual performance measures (including financial and non-financial measures), and associated performance objectives, for each NEO. It is anticipated that the Compensation Committee will monitor our performance as we move through 2015 and make any adjustments that may be necessary in order to strike an appropriate balance between driving near-term performance and safe-guarding long-term unitholder value.

Equity Incentive Awards. In light of current market conditions, we have not yet made any determination as to equity awards that may be granted during 2015.

Compensation Committee Report

Our general partner, CSI Compressco GP Inc., does not have a compensation committee. The Board of Directors of CSI Compressco GP Inc., the general partner of CSI Compressco LP, has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon such review and discussion, has approved the Compensation Discussion and Analysis for inclusion in this Annual Report on Form 10-K.

Submitted by the Board of Directors of CSI Compressco GP Inc.,

Stuart M. Brightman, Chairman
Paul D. Coombs
Ronald J. Foster
D. Frank Harrison
Timothy A. Knox
James R. Larson
William D. Sullivan

Compensation of Executive Officers

Summary Compensation

The following table sets forth the compensation earned by (i) our President (“Principal Executive Officer”), (ii) our Chief Financial Officer (“Principal Financial Officer”), (iii) our Senior Vice President and Chief Marketing Officer, who served as the Principal Executive Officer for a portion of 2014, and (iv) each of our three other most highly compensated executive officers (each a “Named Executive Officer”) for the fiscal year ended December 31, 2014.
 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Unit Awards(2)	Non-Equity Incentive Plan Comp.(3)	All Other Comp.(4)	Total
		($)	($)	($)	($)	($)	($)
Timothy A. Knox(5)	2014	$161,540	$159,076	$700,015	$73,260	$8,805	$1,102,696
President

Ronald J. Foster(6)	2014	$305,940	$—	$871,822	$67,488	$66,497	$1,311,747
SVP, Chief Marketing Officer	2013	286,000	3,513	350,033	71,605	30,451	741,602
	2012	275,000	—	175,293	146,273	18,208	614,774

James P. Rounsavall	2014	$218,099	$—	$155,136	$38,762	$25,437	$437,434
CFO	2013	198,600	1,464	145,854	26,756	15,695	388,369
	2012	190,962	—	81,804	57,623	14,141	344,530

Charles B. Benge(5)	2014	$96,923	$64,998	$300,013	$25,641	$8,101	$495,676
VP of Operations

Kevin W. Book	2014	$229,977	$—	$144,120	$32,503	$36,422	$443,022
VP Int'l Sales & Ops	2013	212,569	1,171	116,691	30,454	28,929	389,814
	2012	204,658	—	81,804	60,578	25,310	372,350

Anthony D. Speer(5)	2014	$76,731	$52,440	$300,013	$20,299	$11,225	$460,708
VP of Manufacturing

(1)
Pursuant to the agreement under which we acquired CSI, the amounts shown were paid by us in December 2014 and February 2015 for the performance period of October 1, 2013 through September 30, 2014 under the terms of CSI's cash incentive compensation program.

(2)
The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2014, 2013, and 2012, as applicable, in accordance with FASB ASC Topic 718. The grant date fair value of performance phantom unit awards granted in 2013 and 2014 are reported based on the probable outcome of the performance conditions on the grant date. The value of the 2014 performance phantom unit awards assuming achievement of the maximum performance level would be: Mr. Foster, $427,584; Mr. Rounsavall, $178,416; and, Mr. Book, $165,744. Phantom unit awards and performance phantom unit awards granted under the CSI Compressco equity plan on May 27, 2014, and August 5, 2014 relate to our common units and are valued at $24.00 and $21.87 per common unit, respectively, in accordance with FASB ASC Topic 718.

(3)
For Messrs. Rounsavall, Book, and Foster, the amounts shown in the “Non-Equity Incentive Plan Compensation” column for 2014, 2013, and 2012 reflect the actual amount of the annual cash incentive earned for performance during that year and paid in March of the following year under TETRA’s Cash Incentive Compensation Plan. For Messrs. Knox, Benge, and Speer, such amounts reflect the actual amount earned for the performance period of October 1, 2014 through December 31, 2014 under the "bridge" plan established by the Compensation Committee.

(4)
The amounts reflected represent: (i) the employer paid portion of life, health, and disability insurance benefits, and matching contributions under our 401(k) Retirement Plan; (ii) for Messrs. Foster and Book the value of distribution equivalent rights settled in connection with the vesting of unit awards that relate to Compressco's common units, which was $50,900 for Mr. Foster and $17,977 for Mr. Book in 2014; (iii) and for Messrs. Knox, Foster, Book, and Speer, a car allowance or the use of a company-owned vehicle.

(5)
Messrs. Knox, Benge, and Speer were first employed by us on August 4, 2014. Accordingly, amounts shown above, with the exception of payments shown in the "Bonus" column, reflect compensation earned during the period from August 4, 2014 through December 31, 2014. As a result of their employment in 2014, prior period information is not applicable.

(6)	Mr. Foster served as our President until August 4, 2014.

Grants of Plan Based Awards

The following table discloses the actual number of phantom unit awards and performance phantom unit awards granted under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan during the fiscal year ended December 31, 2014 to each Named Executive Officer, including the grant date fair value of these awards, and the threshold, target, and maximum amounts of the annual non-equity (cash) incentive granted under TETRA’s Cash Incentive Compensation Plan during the fiscal year ended December 31, 2014 to each Named Executive Officer.

Grants of Plan Based Awards Table

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Units	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date		Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)	(#)	($)
Timothy A. Knox	8/5/2014	(4)							32,008	$700,015
	11/3/2014		$30,000	$60,000	$120,000

Ronald J. Foster	2/20/2014		$29,250	$146,250	$292,500
	5/27/2014	(4)							6,584	$158,016
	5/27/2014	(5)				232	2,324	4,648		$55,776
	5/27/2014	(6)				658	6,584	13,168		$158,016
	8/5/2014	(4)							22,863	$500,014

James P. Rounsavall	2/20/2014		$16,800	$84,000	$168,000
	5/27/2014	(4)							2,747	$65,928
	5/27/2014	(5)				97	970	1,940		$23,280
	5/27/2014	(6)				275	2,747	5,494		$65,928

Charles B. Benge	8/5/2014	(4)							13,718	$300,013
	11/3/2014		$10,500	$21,000	$42,000

Kevin W. Book	2/20/2014		$14,087	$70,435	$140,870
	5/27/2014	(4)							2,552	$61,248
	5/27/2014	(5)				90	901	1,802		$21,624
	5/27/2014	(6)				255	2,552	5,104		$61,248

Anthony D. Speer	8/5/2014	(4)							13,718	$300,013
	11/3/2014		$8,313	$16,625	$33,250

(1)
The estimated possible payouts under non-equity incentive plan awards granted on February 20, 2014 are the threshold, target, and maximum amounts of the annual cash incentive granted for 2014 performance under TETRA’s Cash Incentive Compensation Plan. The actual amount of annual cash incentive earned for 2014 performance and paid in March 2015 for each NEO was: Foster $67,488; Rounsavall $38,762; and Book $32,503. The estimated possible payouts under non-equity incentive plan awards granted on November 3, 2014 are the threshold, target, and maximum amounts of the cash incentive award granted for the performance period of October 1, 2014 through December 31, 2014 under the "bridge" program approved by the Compensation Committee for certain former employees of CSI. The actual amount of cash incentive earned for such performance period and paid in March 2015 for each NEO was: Knox, $73,260; Benge $25,641; and Speer, $20,299.

(2)
The equity incentive plan awards granted on May 27, 2014 are the threshold, target, and maximum numbers of our common units that may be earned under performance phantom unit awards granted under the CSI Compressco equity plan. "Threshold" is the lowest possible payout (10% of the award) and "maximum" is the highest possible payout (200% of the award).

(3)
The FASB ASC Topic 718 value of the phantom unit and performance phantom unit awards granted under the CSI Compressco equity plan on May 27, 2014 is $24.00 per unit. Performance phantom units are shown at target value. The FASB Topic 718 value of the phantom unit awards granted on August 5, 2014 is $21.87 per unit.

(4)
Phantom unit awards granted under the CSI Compressco equity plan on May 27, 2014 vest over a three-year period at a rate of one-third per year beginning on the first anniversary date of the award based on continued employment over such three-year period. Phantom unit awards granted under the CSI Compressco equity plan on August 5, 2014 cliff-vest on the third anniversary date of the award, provided that 50% of each award may vest on the second anniversary date of the award if the established performance objective for 2015 financial results is achieved. Each phantom unit award was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(5)
Performance phantom unit awards granted on May 27, 2014 may be earned under the CSI Compressco equity plan based on the level of achievement of the distributable cash flow per outstanding unit performance objective for the one-year performance period of January 1,

2014 through December 31, 2014 (the specific performance objective applicable to this award is described in “Compensation Discussion and Analysis – Equity Incentive Awards”). A 68.8% portion of the award is expected to be settled in March 2015 based on the level of attainment of the performance objective for the one-year performance period. Each performance phantom unit award was granted in tandem with DERs that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(6)
Performance phantom unit awards granted on May 27, 2014 may be earned under the CSI Compressco equity plan based on the level of achievement of the three-year cumulative distributable cash flow per outstanding unit performance objective for the performance period ending on December 31, 2016. Each performance phantom unit award was granted in tandem with DERs that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding stock option awards previously awarded by TETRA and classified as exercisable as of December 31, 2014 for each Named Executive Officer. The table also discloses the number and value of unvested phantom unit awards granted under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2014.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards(1)				Unit Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Units that Have Not Vested		Market Value of Units that Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Units that Have Not Vested(3)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Units that Have Not Vested(3)
Name	Options Exercisable	Options Unexercisable
	(#)	(#)	($/Share)		(#)		($)	(#)		($)
Timothy A. Knox					32,008	(4)	$420,265
Ronald J. Foster	4,000	—	$23.055	4/12/2016
Ronald J. Foster	4,000	—	$28.075	5/12/2016
Ronald J. Foster	8,000	—	$21.10	5/20/2018
Ronald J. Foster	31,500	—	$4.17	4/9/2019
Ronald J. Foster	14,500	—	$10.20	5/20/2020
Ronald J. Foster					2,641	(5)	$34,676
Ronald J. Foster					4,932	(6)	$64,757
Ronald J. Foster					6,584	(7)	$86,448
Ronald J. Foster					22,863	(4)	$300,191
Ronald J. Foster								7,397	(8)	$97,123
Ronald J. Foster								6,584	(9)	$86,448
James P. Rounsavall					1,233	(5)	$16,189
James P. Rounsavall					2,055	(6)	$26,982
James P. Rounsavall					2,747	(7)	$36,068
James P. Rounsavall								3,082	(8)	$40,467
James P. Rounsavall								2,747	(9)	$36,068
Charles B. Benge					13,718	(4)	$180,117
Kevin W. Book	2,000	—	$23.055	4/12/2016
Kevin W. Book	2,000	—	$28.075	5/12/016
Kevin W. Book	5,000	—	$21.10	5/20/2018
Kevin W. Book	6,000	—	$4.17	4/9/2019
Kevin W. Book	3,250	—	$10.20	5/20/2020
Kevin W. Book					1,233	(5)	$16,189

	Option Awards(1)				Unit Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Units that Have Not Vested		Market Value of Units that Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Units that Have Not Vested(3)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Units that Have Not Vested(3)
Name	Options Exercisable	Options Unexercisable
Kevin W. Book					1,645	(6)	$21,599
Kevin W. Book					2,552	(7)	$33,508
Kevin W. Book								2,466	(8)	$32,379
Kevin W. Book								2,552	(9)	$33,508
Anthony D. Speer					13,718	(4)	$180,117

(1)
All outstanding option awards relate to TETRA’s common stock. Under the terms of TETRA’s equity plans, the option exercise price must be greater than or equal to 100% of the closing price of the common stock on the date of grant.

(2)
All outstanding unit awards relate to our common units. Market value is determined by multiplying the number of units that have not vested by $13.13, the closing price of our common units on December 31, 2014.

(3)
The number of units earned under these performance phantom unit awards will be determined based on actual level of achievement of an established performance objective. The amounts shown in these columns assume achievement of the target performance objective. Market value is determined by multiplying the target number of unearned units that have not vested by $13.13, the closing price of our common units on December 31, 2014.

(4)	The phantom unit award will cliff-vest on August 5, 2017, provided that 50% of the award may vest on August 5, 2016 if the established performance objective for 2015 financial results is achieved.

(5)	The remaining unvested portion of the phantom unit award granted on May 27, 2012 will vest on May 27, 2015; one-third portions of the award previously vested on May 27, 2013 and May 27, 2014.

(6)	One-third portions of the remaining unvested phantom unit award granted on May 27, 2013 will vest on May 27, 2015 and May 27, 2016; one-third of the award previously vested on May 27, 2014.

(7)	One-third portions of the unvested phantom unit award granted on May 27, 2014 will vest on May 27, 2015, May 27, 2016, and May 27, 2017.

(8)
The performance phantom unit award for the performance period of January 1, 2013 through December 31, 2015 may be settled pursuant to the terms of the award in March of 2016 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

(9)
The performance phantom unit award for the performance period of January 1, 2014 through December 31, 2016 may be settled pursuant to the terms of the award in March of 2017 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

Option Exercises and Stock Vested

The following table sets forth certain information regarding restricted unit awards, phantom unit awards, and performance phantom unit awards under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan that became vested or were earned, and stock option awards under TETRA’s equity plans that were exercised, for each of our Named Executive Officers during the fiscal year ended December 31, 2014.

Option Exercises and Stock Vested Table

	Option Awards		Unit Awards(1)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Timothy A. Knox	—	$—	—	$—
Ronald J. Foster	8,334	$23,252	15,930	$337,829
James P. Rounsavall	—	$—	3,889	$87,379
Charles B. Benge	—	$—	—	$—
Kevin W. Book	—	$—	5,647	$120,902
Anthony D. Speer	—	$—	—	$—

(1)	Includes the number and value of units issued pursuant to DERs settled in tandem with phantom unit awards.

Nonqualified Deferred Compensation

TETRA maintains the TETRA Technologies, Inc. Executive Nonqualified Excess Plan, an unfunded, nonqualified deferred compensation plan that allows participants to defer a portion of their base salaries and performance-based compensation. As of December 31, 2014, none of the Named Executive Officers had elected to participate in this plan.

Potential Payments upon a Change of Control or Termination

We have previously entered into employment agreements with Messrs. Rounsavall and Book that are substantially identical to the form of agreement executed by all of our employees. These agreements evidence the at-will nature of employment, and do not guarantee term of employment, salary, severance, or change of control payments. Effective August 4, 2014, we entered into Employment Agreements with Messrs. Knox, Foster, Benge, and Speer that provide certain severance benefits including the payment of each NEO's base salary and continuation of medical and dental insurance coverage for the remaining term of the applicable initial employment period, the payment of any unpaid Annual Bonus (as defined in the Employment Agreements) for the preceding calendar year, a pro-rata payment of any Annual Bonus earned for the year in which such termination occurs, and full acceleration of the phantom units granted on August 5, 2014, as described above. Separately, we have entered into Change of Control Agreements with Messrs. Knox and Foster that are further described below.

Under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan, our Board of Directors, in its sole discretion, may accelerate the vesting of restricted units, phantom units, and performance phantom units held by our Named Executive Officers upon termination of their employment. For purposes of the following disclosure, we have assumed that all outstanding unit awards would be accelerated if the Named Executive Officer's employment was terminated in connection with a change of control, or upon the death, disability, or retirement of such officer.

Change of Control Agreement with Mr. Knox. We have entered into a change of control agreement with Mr. Knox (the “Knox COC Agreement”). The Knox COC Agreement has an initial two-year term, with an automatic one-year extension on the second anniversary of the effective date (and any anniversary date thereafter) unless a cancellation notice is given at least 90 days prior to the expiration of the then applicable term. Under the Knox COC Agreement, we have an obligation to provide certain benefits to Mr. Knox upon a qualifying termination event that occurs in connection with or within two years following a “change of control” of CSI Compressco LP or TETRA. A qualifying termination event under the Knox COC Agreement includes the termination of Mr. Knox’s employment by us other than for “Cause” (as that term is defined in the Knox COC Agreement) or termination by Mr. Knox for “Good Reason” (as that term is defined in the Knox COC Agreement).

Under the Knox COC Agreement, if a qualifying termination event occurs in connection with or within two years following a change of control, we have an obligation to pay Mr. Knox the following cash severance amounts: (i) (A) an amount equal to Mr. Knox’s earned but unpaid Annual Bonus (as that term is defined in the Knox COC Agreement) attributable to the immediately preceding calendar year and earned but unpaid Long Term Bonus (as that term is defined in the Knox COC Agreement) attributable to the performance period ended as of the end of the immediately preceding calendar year to the extent such amounts would have been paid to Mr. Knox had he remained employed by us, and in each case only to the extent the performance goals for such bonus were achieved for the applicable performance period, plus (B) Mr. Knox’s prorated target Annual Bonus for the current year, plus (C) an amount equal to Mr. Knox’s target Long-Term Bonus for each outstanding award; plus (ii) the product of two times the sum of Mr. Knox’s Base Salary (as that term is defined in the Knox COC Agreement) and target Annual Bonus amount for the year in which the qualifying termination event occurs; plus (iii) an amount equal to the aggregate premiums and any administrative fees applicable to Mr. Knox due to an election of continuation of coverage that he would be required to pay if he elected to continue medical and dental benefits under TETRA's group health plan for Mr. Knox and his eligible dependents without subsidy from us for a period of two years following the date of his qualifying termination event. The Knox COC Agreement also provides for full acceleration of vesting of any outstanding restricted unit awards, phantom unit awards, and other unit-based awards upon any qualifying termination event to the extent permitted under the applicable plan. All payments and benefits due under the Knox COC Agreement are conditioned upon the execution and non-revocation by Mr. Knox of a release for our benefit. All payments under the Knox COC Agreement are subject to reduction as may be necessary to avoid exceeding the amount allowed under Section 280G of the Internal Revenue Code of 1986, as amended. In the event a qualifying termination event occurs under the Knox COC Agreement, in order to avoid duplication, Mr. Knox will receive benefits under the Knox COC Agreement in lieu of under the Employment Agreement.

The Knox COC Agreement also contains certain confidentiality provisions and related restrictions applicable to Mr. Knox. In addition to restrictions upon improper disclosure and use of Confidential Information (as defined in the Knox COC Agreement), Mr. Knox agrees that for a period of two years following a termination of employment for any reason, he will not solicit our employees or otherwise engage in a competitive business with us as more specifically set forth in the Knox COC Agreement. Such obligations are only binding on Mr. Knox if he receives the severance benefits described above.

Change of Control Agreement with Mr. Foster. We have entered into a change of control agreement (the “Foster COC Agreement”) with Mr. Foster. The Foster COC Agreement has an initial two-year term, with an automatic one-year extension on the second anniversary of the effective date (and any anniversary date thereafter) unless a cancellation notice is given at least 90 days prior to the expiration of the then applicable term. Under the Foster COC Agreement, we have an obligation to provide certain benefits to Mr. Foster upon a qualifying termination event that occurs in connection with or within two years following a “change of control” of us or TETRA. A qualifying termination event under the Foster COC Agreement includes the termination of Mr. Foster’s employment with us other than for Cause (as that term is defined in the Foster COC Agreement) or termination by Mr. Foster for Good Reason (as that term is defined in the Foster COC Agreement).

Under the Foster COC Agreement, if a qualifying termination event occurs in connection with or within two years following a change of control, we have an obligation to pay Mr. Foster the following cash severance amounts: (i)(A) an amount equal to Mr. Foster’s earned but unpaid Annual Bonus (as that term is defined in the Foster COC Agreement) attributable to the immediately preceding calendar year and earned but unpaid Long Term Bonus (as that term is defined in the Foster COC Agreement) attributable to the performance period ended as of the end of the immediately preceding calendar year to the extent such amounts would have been paid to Mr. Foster had he remained employed by us, and in each case only to the extent the performance goals for such bonus were achieved for the applicable performance period, plus (B) Mr. Foster’s prorated target Annual Bonus for the current year, plus (C) an amount equal to Mr. Foster’s target Long-Term Bonus for each outstanding award; plus (ii) the product of 2 times the sum of Mr. Foster’s Base Salary and target Annual Bonus amount for the year in which the qualifying termination event occurs; plus (iii) an amount equal to the aggregate premiums and any administrative fees applicable to Mr. Foster due to an election of continuation of coverage that he would be required to pay if he elected to continue medical and dental benefits under the group health plan for Mr. Foster and his eligible dependents without subsidy from us for a period of two years following the date of Mr. Foster’s qualifying termination event. The Foster COC Agreement also provides for full acceleration of vesting of any outstanding restricted unit awards, phantom unit awards, and other unit-based awards upon Mr. Foster’s qualifying termination event to the extent permitted under the applicable plan. All payments and benefits due under the Foster COC Agreement are conditioned upon the execution and nonrevocation by Mr. Foster of a release for our benefit. All payments under the Foster COC Agreement are subject to reduction as may be necessary to avoid exceeding the amount allowed under Section 280G of the Internal Revenue Code of 1986, as amended. In the event a qualifying termination event occurs under the Foster COC Agreement, in order to avoid duplication, Mr. Foster will receive benefits under the Foster COC Agreement in lieu of under the Employment Agreement.

The Foster COC Agreement also contains certain confidentiality provisions and other restrictions applicable to Mr. Foster. In addition to restrictions upon improper disclosure and use of Confidential Information (as defined in the Foster COC Agreement), Mr. Foster agrees that for a period of two years following a termination of employment for any reason, he will not solicit our employees or otherwise engage in a competitive business with us as more specifically set forth in the Foster COC Agreement. Such obligations are only binding on Mr. Foster if he receives the severance benefits described above.

The following table quantifies the potential payments to Named Executive Officers who were employed by us as of December 31, 2014, under the contracts, agreements, or plans discussed above in various scenarios involving a change of control or termination of employment, assuming a December 31, 2014 termination date. In addition to the amounts reflected in the table, the Named Executive Officers would receive upon termination any salary earned through December 31, 2014, and any benefits they would otherwise be entitled to under TETRA's 401(k) Plan.

Name	Cash Severance Payment	Bonus Payment	Accelerated Vesting of Unit Awards(1)	Continuation of Health Benefits	Total
Timothy A. Knox
Death/disability	$—	$—	$420,265	$—	$420,265
Retirement	—	—	420,265	—	420,265
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	1,032,000	73,260	420,265	32,229	1,557,754
Termination upon a change of control(3)	1,280,000	73,260	420,265	24,984	1,798,509

Ronald J. Foster
Death/disability	$—	$—	$691,583	$—	$691,583
Retirement	—	—	691,583	—	691,583
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	838,500	67,488	300,191	32,229	1,238,408
Termination upon a change of control(3)	942,500	67,488	691,583	24,984	1,726,555

James P. Rounsavall
Death/disability	$—	$—	$164,939	$—	$164,939
Retirement	—	—	164,939	—	164,939
Termination for cause	—	—	—	—	—
Termination for no cause or good reason	—	—	—	—	—
Termination upon a change of control	—	—	164,939	—	164,939

Charles B. Benge
Death/disability	$—	$—	$180,117	$—	$180,117
Retirement	—	—	180,117	—	180,117
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	619,200	25,641	180,117	32,229	857,187
Termination upon a change of control	—	—	180,117	—	180,117

Kevin Book
Death/disability	$—	$—	$145,690	$—	$145,690
Retirement	—	—	145,690	—	145,690
Termination for cause	—	—	—	—	—
Termination for no cause or good reason	—	—	—	—	—
Termination upon a change of control	—	—	145,690	—	145,690

Anthony D. Speer
Death/disability	$—	$—	$180,117	$—	$180,117
Retirement	—	—	180,117	—	180,117
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	490,200	20,299	180,117	32,229	722,845
Termination upon a change of control	—	—	180,117	—	180,117

(1)
Our Amended and Restated 2011 Long Term Incentive Plan allows acceleration upon termination following a change of control and upon death, disability, or retirement at the discretion of our Board of Directors (with regard to Named Executive Officers). Under the terms of Employment Agreements with Messrs. Knox, Foster, Benge, and Speer, acceleration of the unit awards granted on August 5, 2014 would occur upon a termination by us without cause or a termination by the officer for "good reason." Under the terms of COC Agreements with Messrs. Knox and Foster, acceleration would automatically occur upon a qualifying termination of employment following a change of control. The value of accelerated unit awards is calculated by multiplying the number of accelerated units by $20.14, the closing price of our common units on December 31, 2013.

(2)
Pursuant to the terms of Employment Agreements with Messrs. Knox, Foster, Benge, and Speer, amounts shown include payment of base salary and provision of health benefits through August 4, 2017 (the remaining initial terms of the agreements), payment of the earned portion of annual bonuses for the 2014 performance period, and acceleration of the unit awards granted on August 5, 2014.

(3)
Pursuant to the terms of Change of Control Agreements with Messrs. Knox and Foster, amounts shown represent a multiple of base salary plus target annual cash bonus, payment of the earned portion of annual bonuses for the 2014 performance period, acceleration of outstanding unit awards, and provision of health benefits through December 31, 2016.

Director Compensation

As of January 1, 2014, each director who is not an employee of our general partner, TETRA, or any of its subsidiaries, receives non-cash compensation of $60,000 per year for attending regularly scheduled board meetings. In order to remain competitive in director compensation, effective May 27, 2013, the Board approved the addition of cash director fees in the amount of $15,000 per year, paid in quarterly installments. The non-cash compensation is paid for the upcoming service year in the form of phantom unit awards that have an intended value of $60,000, prorated for any newly-elected director to such director's date of election and that vest over the service year as set forth below. Directors who are appointed as the chairmen of our Conflicts Committee and Audit Committee receive additional compensation of $5,000 and $10,000 per year, respectively, prorated from their respective dates of appointment in their initial year of service, which is also paid in the form of phantom unit awards. All such awards of phantom units are granted under our Amended and Restated 2011 Long Term Incentive Plan. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors.

Directors who are also our officers or employees, or officers or employees of TETRA, do not receive any compensation for duties performed as our directors. Consequently, none of Mr. Knox, our President, Mr. Foster, our Senior Vice President and Chief Marketing Officer, and Mr. Brightman, the President and Chief Executive Officer of TETRA, was compensated for his service to us as a director during 2014.

On May 27, 2014, the Board approved awards of 2,500 phantom units with an aggregate grant date fair market value of $60,000 to Messrs. Coombs, Harrison, Larson, and Sullivan for their service as directors during the May 2014 through May 2015 service year. Also on May 27, 2014, with regard to the May 2014 through May 2015 service year, Mr. Harrison received an additional award of 209 phantom units with a grant date fair market value of $5,016 for his service as chairman of the Conflicts Committee, and Mr. Larson received an additional award of 417 phantom units with a grant date fair market value of $10,008 for his service as chairman of the Audit Committee. One-third of all of the phantom units so awarded were immediately vested on May 27, 2014, and additional one-third portions of each award vest on January 4, 2015 and May 27, 2015. A phantom unit is a notional unit that entitles the director to receive a common unit of the Partnership upon vesting of the phantom unit. Each award of phantom units to Messrs. Coombs, Harrison, Larson, and Sullivan was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of common units equal in value to any distributions we pay during the period the award is outstanding times the number of unvested phantom units subject to the award. DERs are subject to the same vesting restrictions and risk of forfeiture applicable to the corresponding phantom units. It is anticipated that directors will be appointed to the Board in May of each calendar year.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our current non-employee directors, and to Geoffrey M. Hertel, who retired from our Board on May 27, 2014, during the fiscal year ended December 31, 2014.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	All Other Compensation(3)	Total
	($)	($)	($)	($)
Paul D. Coombs	$7,500	$60,000	$—	$67,500
D. Frank Harrison	15,000	65,016	19	80,035
Geoffrey M. Hertel	7,500	—	28	7,528
James R. Larson	15,000	70,008	9	85,017
William D. Sullivan	15,000	60,000	28	75,028

(1)	The amounts in this column reflect payments earned for service as a non-employee director during 2014.

(2)	Phantom units granted on May 27, 2014 are valued at $24.00 per common unit in accordance with FASB ASC Topic 718.

(3)	Includes payment of cash amounts representing the fractional portions of common units due upon settlement of dividend equivalent rights granted in tandem with phantom unit awards.

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

Management and Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board is not required to maintain, and does not maintain, a compensation committee. During 2014, Messrs. Brightman, Knox, and Foster, who were directors of our general partner, were also executive officers of TETRA. All compensation decisions with respect to Mr. Brightman are made by TETRA and he does not receive any compensation directly from us or from our general partner. All compensation decisions with respect to Messrs. Knox and Foster are made by TETRA and our general partner as described above, with the exception of equity awards under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan which, if awarded, are granted by our general partner’s Board. Please read Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” below, for information about relationships among us, our general partner, and TETRA.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth certain information with respect to the beneficial ownership of our units as of December 31, 2014 with respect to each person that beneficially owns five percent (5%) or more of our outstanding units, and as of March 13, 2015, with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned		Percentage of Class(1)

TETRA Technologies, Inc. 24955 Interstate 45 North The Woodlands, Texas 77380	14,091,517	(2)	42.5%
OppenheimerFunds, Inc. Two World Financial Center New York, New York 10281	2,700,618	(3)	8.2%
Goldman Sachs Asset Management 200 West Street New York, New York 10282	2,600,000	(4)	7.2%
Stuart M. Brightman	24,700		*
Paul D. Coombs	11,833		*
Ronald J. Foster	31,463		*
D. Frank Harrison	9,787		*
Timothy A. Knox	7,500		*
James R. Larson	14,138		*
William D. Sullivan	26,603		*
Charles B. Benge	—		*

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned	Percentage of Class(1)
Kevin Book	15,233	*
James P. Rounsavall	9,205	*
Anthony D. Speer	—	*
Director and executive officers as a group (11 persons)	150,462	0.5%

*	Less than 1%.

(1)	Reflects common units beneficially owned as a percentage of 33,145,876 common units outstanding.

(2)
The common units beneficially owned by TETRA Technologies, Inc. are directly held of record by our general partner, CSI Compressco Investment, LLC, and TETRA International Incorporated, each a wholly owned subsidiary of TETRA Technologies, Inc. Each of our general partner and TETRA International Incorporated has sole voting and investment power over the common units held by them. As a result, TETRA Technologies, Inc. has indirect, sole voting and investment power over the common units held by our general partner and TETRA International Incorporated.

(3)	Pursuant to a Schedule 13G/A dated February 4, 2015, OppenheimerFunds, Inc. has shared voting power and shared dispositive power with respect to 2,700,618 of our common units.

(4)	Pursuant to a Schedule 13G dated February 9, 2015, Goldman Sachs Asset Management, L.P. has shared voting power and shared dispositive power with respect to 2,600,000 of our common units.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of TETRA as of March 13, 2015 with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Stuart M. Brightman	789,538	(1)	1.0%
Paul D. Coombs	688,858		1.0%
Ronald J. Foster	68,601	(2)	*
D. Frank Harrison	—		*
Timothy A. Knox	—		*
James R. Larson	—		*
William D. Sullivan	104,930		*
Charles B. Benge	—		*
Kevin Book	30,667	(3)	*
James P. Rounsavall	—		*
Anthony D. Speer	—		*
Director and executive officers as a group (11 persons)	1,682,594	(4)	2.1%

*	Less than 1%.

(1)	Includes 474,497 shares subject to options exercisable within 60 days of March 13, 2015.

(2)	Includes 62,000 shares subject to options exercisable within 60 days of March 13, 2015.

(3)	Includes 18,250 shares subject to options exercisable within 60 days of March 13, 2015.

(4)	Includes 554,747 shares subject to options exercisable within 60 days of March 13, 2015.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, or Rights	Number of Securities Remaining Available for Future Issuance under Equity Comp. Plans (Excluding Securities Shown in the First Column)
Equity compensation plans approved by security holders	—		$—	—
Equity compensation plans not approved by security holders(1)	223,392	(2)	$—	1,102,795
Total:	223,392		$—	1,102,795

(1)
Consists of the Amended and Restated 2011 Long Term Incentive Plan, which was approved by the Board of our general partner in connection with the Initial Public Offering. Please read "Item 11. Executive Compensation" of this Annual Report on Form 10-K for additional information regarding the Amended and Restated 2011 Long Term Incentive Plan.

(2)
Represents phantom unit awards and performance phantom unit awards outstanding under the Amended and Restated 2011 Long Term Incentive Plan. These phantom unit awards and performance phantom unit awards do not have an exercise price.

Please see “Compensation Discussion and Analysis – Compensation Elements – Equity Incentive Awards” under Item 11 of this Annual Report for information about the material features of the Amended and Restated 2011 Long Term Incentive Plan, which information is incorporated by reference in this Item 12.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons. The related person transactions in which we engaged in 2014 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement dated June 20, 2011, as amended on June 20, 2014 as described below, among us, our general partner and TETRA Technologies, Inc. (the “Omnibus Agreement”) and other related party agreements entered into in connection with our Initial Public Offering. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

The Conflicts Committee, which was formed in April 2012, is currently composed of two directors of the Board of our general partner, each of whom has been deemed by the Board to meet the independence standards established under the Partnership Agreement. The purposes of the Conflicts Committee are to carry out certain duties set forth in our Partnership Agreement and the Omnibus Agreement, and to carry out any other duties delegated by the Board that involve or relate to conflicts of interest between us and TETRA, including its operating subsidiaries. The Conflicts Committee has sole authority to retain and terminate any consultants, attorneys, independent accountants or other service providers to assist it in the evaluation of conflicts matters.

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

Transactions with Related Persons. During the twelve months ended December 31, 2014, we made payments to Curtis1000, a provider of marketing, human resources and safety services, of approximately $70,000. The sales representative of Curtis1000 responsible for our business is the wife of Ronald J. Foster, the Senior Vice President and Chief Marketing Officer of our general partner. We believe the costs of the services provided by Curtis1000 are comparable to the costs that would be charged by an unaffiliated third party.

Transactions with our General Partner and its Affiliates.

As of March 19, 2015, TETRA and certain of its subsidiaries, including our general partner, owned 14,091,517 common units, which constitutes a 42.5% limited partner interest in us, and an approximate 2% general partner interest in us. Prior to August 18, 2014, TETRA also held 6,273,970 subordinated units. Effective August 18, 2014, all of these subordinated units were automatically converted on a one-for-one basis into common units. TETRA is, therefore, a “related person” to us as such term is defined by the SEC.

Distributions and Payments to the General Partner and its Affiliates. We will generally make cash distributions 98% to unitholders on a pro rata basis, including our general partner and certain subsidiaries of TETRA, as the holders of 14,091,517 common units and approximately 2% to our general partner. In addition, because distributions have exceeded certain higher target distribution levels (beginning with the distribution for the three month period ended June 30, 2014) as provided for in our Partnership Agreement, TETRA and our general partner are entitled to Incentive Distribution Rights of the distributions up to 48% of the distributions above the highest target distribution level.

For the year ended December 31, 2014, we paid aggregate distributions of approximately $15.1 million on our common units, $8.4 million on our subordinated units and $0.7 million on our general partner interest to TETRA and our general partner. On February 13, 2015, we paid a quarterly distribution with respect to the period from October 1, 2014 through December 31, 2014 of approximately $6.8 million on our common units and $0.5 million on our general partner interest to TETRA and our general partner. Distributions to the general partner interest made during August and November 2014, and in February 2015, included the impact of Incentive Distribution Rights that resulted in higher distribution levels for amounts distributed in excess of target distribution levels.

Contribution Agreement. In connection with the closing of the Initial Public Offering, we entered into a contribution, conveyance and assumption agreement with TETRA, our general partner, Compressco, and TETRA International Incorporated, each of which is a wholly owned subsidiary of TETRA (the “Contribution Agreement”). The Contribution Agreement provided for a series of conveyances, contributions, and distributions by the various parties to the Contribution Agreement of substantially all of the business, operations, and related assets and liabilities of our Predecessor including, among others, the following transactions:

•
Our general partner contributed to us, as a capital contribution, (a) all of the equity securities of Compressco Field Services, Inc.’s (“CFSI”) operating subsidiaries, which were contributed to the general partner pursuant to the Contribution Agreement, and (b) the business conducted by CFSI and its operating subsidiaries, together with related assets and liabilities, in exchange for (i) a 2.0% general partner interest , (ii) all of our Incentive Distribution Rights, (iii) 5,303,546 common units, (iv) 5,521,094 subordinated units, and (v) the right to receive up to 400,500 additional common units if such common units were not purchased by the underwriters of the Initial Public Offering within 30 days of the Initial Public Offering.

•
TETRA International contributed to us (a) all of TETRA International’s equity interests in two of its operating subsidiaries, and (b) certain equipment of TETRA International, in exchange for (i) 723, 211 common units and (ii) 752,876 subordinated units.

•	We assumed and repaid $32.2 million of intercompany indebtedness using a portion of the proceeds generated by the Initial Public Offering.

•	We used approximately $8.1 million of the proceeds from the Initial Public Offering to reimburse TETRA for certain expenses incurred in connection with the Initial Public Offering.

Omnibus Agreement. Our ongoing relationship with TETRA and our general partner is governed by the Omnibus Agreement. On June 20, 2014, the Board of our general partner, upon the recommendation of the Conflicts Committee, approved an amendment to the Omnibus Agreement to extend the term of the agreement (which was set to expire on that date). Pursuant to the terms of the Omnibus Agreement, TETRA and our general partner are reimbursed for direct costs incurred in operating and maintaining our business and allocated expenses for personnel who perform corporate, general and administrative services on our behalf. TETRA and our general partner do not receive any separate management fee or other compensation for management of us. The Omnibus Agreement (other than the indemnification obligations described under “Indemnification for Environmental and Related Liabilities,” below) will terminate upon the earlier to occur of (i) a change in control of TETRA or our general partner, or (ii) any party providing at least 180 days prior written notice of termination to each of the other parties.

Subcontract Services

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the entity retaining such services, for such periods of time and in such amounts as may be mutually agreed upon by us and TETRA and our general partner. Any such services are required to be performed on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. For the year ended, December 31, 2014, in connection with our operations in Argentina, a subsidiary of TETRA provided services to a subsidiary of ours on a subcontract basis for approximately $0.6 million.

Sales, Leases, or Like-Kind Exchanges of Equipment

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, sell, lease, or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired by the acquiring entity to meet its production enhancement or other oilfield services obligations, in such amounts, in such conditions, and for such periods of time as may be mutually agreed upon by us and our general partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA may purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in manufacturing such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof. For the year ended December 31, 2014, the approximate dollar value of the amounts involved in transactions between us and TETRA that were related to the sale, lease or like-kind exchange of equipment was as follows:

•
Pursuant to an equipment sharing agreement between two of our subsidiaries and a subsidiary of TETRA in connection with operations in Mexico, TETRA’s subsidiary charged our subsidiaries equipment rental amounts of approximately $2.4 million during 2014. In addition, another TETRA subsidiary charged our subsidiaries $0.9 million during 2014 for parts and insurance coverage purchased for use by our subsidiaries in Mexico and for reimbursement to a TETRA subsidiary for certain capital expenditures.

•
In addition to the foregoing, we also provide early production services to a customer in Argentina. Two subsidiaries of TETRA charged a subsidiary of ours in Argentina approximately $1.0 million during 2014 for equipment that is leased, and other equipment that is subleased, from TETRA's subsidiary to our subsidiary in Argentina related to those operations.  In connection with our operations in Argentina, our subsidiary invoiced another subsidiary of TETRA for reimbursement of expenses incurred on behalf of TETRA's subsidiary of approximately $0.7 million during 2014.

Income Sharing

Under our agreement with TETRA to provide early production services ("EPS") to a customer in Argentina, we retain a portion of the income generated under the EPS contract. During 2014, a subsidiary of TETRA invoiced a subsidiary of ours approximately $0.2 million pursuant to our income sharing agreement with TETRA.

Provision of Personnel and Services

Our business operations are conducted by our general partner’s employees, our Canadian employees, and certain employees of TETRA’s Mexico-based subsidiaries. In addition, TETRA and our general partner provide certain corporate general and administrative services to us that are reasonably necessary for the conduct of our business. Such corporate general and administrative services include legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Under the Omnibus Agreement, the services TETRA and our general partner provide to us must be substantially similar in nature and quantity to the services TETRA and our general partner previously provided to our successor entity and they can be no lower in quantity than is reasonably necessary to assist us in the management and operation of our business. For the year ending December 31, 2014, TETRA and our general partner charged us approximately $46.6 million in reimbursement for such services. The amount to be charged by TETRA and our general partner increased beginning in the fourth quarter of 2014 as a result of the CSI Acquisition.

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
Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by our principal accounting firm, Ernst & Young LLP, for the fiscal years ended December 31, 2014, and 2013, respectively:

	2014	2013
Audit fees	$2,022,600	$375,000
Audit related fees	16,570	—
Tax fees(1)	85,000	80,000
Total fees	$2,124,170	$455,000

(1)	Consists of fees for tax compliance review in 2014 and 2013.

Before approving these fees, our Audit Committee considered whether the provision of services by Ernst & Young LLP that are not related to the audit of our financial statements was compatible with maintaining the independence of Ernst & Young LLP, and concluded that it was.

Audit Committee Pre-Approval of Audit and Non-Audit Services

 The Audit Committee of our general partner has adopted a Pre-Approval Policy with respect to services which may be performed by our independent registered public accounting firm (the “Audit Firm”). This policy provides that all audit and non-audit services to be performed by the Audit Firm must be specifically pre-approved on a case-by-case basis by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the entire Audit Committee at or before its next scheduled meeting. As of the date hereof, the Audit Committee has delegated this authority to the Chairman of the Audit Committee. Neither the Audit Committee, nor the person to whom pre-approval authority is delegated, may delegate their responsibilities to pre-approve services performed by the Audit Firm to our management.
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

3.6
Amendment to the Certificate of Limited Partnership of Compressco Partners, L.P (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.7
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.8
Certificate of Amendment to the Certificate of Incorporation of Compressco Partners GP Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.9	Second Amended and Restated Bylaws of Compressco Partners GP Inc. (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).
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

10.16
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2014 (SEC File No. 001-35195)).

10.17
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.18
Underwriting Agreement, dated July 24, 2014, by and among the Partnership and the Underwriters named therein, relating to the Common Units (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on July 29, 2014 (SEC File No. 001-35195)).

10.19
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.20
Registration Rights Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.21
Guaranty, dated July 20, 2014, by Compressco Partners, L.P. in favor of Warren Equipment Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.22
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compresso Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.23
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.24
Purchase Agreement Joinder, dated as of August 4, 2014, by and among the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.25
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

10.26***
Employment Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2014 (SEC File No. 001-35195)).

10.27***
Change in Control Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 14, 2014 (SEC File No. 001-35195)).

10.30***
Employment Agreement executed November 6, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP, Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 11, 2014 (SEC File No. 001-35195)).

10.31+	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Charles B. Benge.
10.32+	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Anthony D. Speer.
21+	Subsidiaries of the Partnership
23.1+	Consent of Ernst & Young LLP
31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed with this report.

**	Furnished with this report.

***	Management contract or compensatory plan or arrangement.

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CSI Compressco LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its general partner
Date:	March 19, 2015	By:	/s/Timothy A. Knox
Timothy A. Knox, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with CSI Compressco GP Inc, its general partner, and on the dates indicated:

Signature	Title	Date
/s/Stuart M. Brightman	Chairman of	March 19, 2015
Stuart M. Brightman	the Board of Directors

/s/Timothy A. Knox	President and Director	March 19, 2015
Timothy A. Knox	(Principal Executive Officer)

/s/James P. Rounsavall	Chief Financial Officer	March 19, 2015
James P. Rounsavall	(Principal Financial Officer)
(Principal Accounting Officer)

/s/Paul D. Coombs	Director	March 19, 2015
Paul D. Coombs

/s/ Ronald J. Foster	Director	March 19, 2015
Ronald J. Foster

/s/D. Frank Harrison	Director	March 19, 2015
D. Frank Harrison

/s/James R. Larson	Director	March 19, 2015
James R. Larson

/s/William D. Sullivan	Director	March 19, 2015
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

3.6
Amendment to the Certificate of Limited Partnership of Compressco Partners, L.P (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.7
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.8
Certificate of Amendment to the Certificate of Incorporation of Compressco Partners GP Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.9	Second Amended and Restated Bylaws of Compressco Partners GP Inc. (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).
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

10.16
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2014 (SEC File No. 001-35195)).

10.17
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.18
Underwriting Agreement, dated July 24, 2014, by and among the Partnership and the Underwriters named therein, relating to the Common Units (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on July 29, 2014 (SEC File No. 001-35195)).

10.19
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.20
Registration Rights Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.21
Guaranty, dated July 20, 2014, by Compressco Partners, L.P. in favor of Warren Equipment Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.22
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compresso Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.23
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.24
Purchase Agreement Joinder, dated as of August 4, 2014, by and among the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.25
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

10.26***
Employment Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2014 (SEC File No. 001-35195)).

10.27***
Change in Control Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 14, 2014 (SEC File No. 001-35195)).

10.30***
Employment Agreement executed November 6, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP, Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 11, 2014 (SEC File No. 001-35195)).

10.31+	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Charles B. Benge.
10.32+	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Anthony D. Speer.
21+	Subsidiaries of the Partnership

23.1+	Consent of Ernst & Young LLP
31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed with this report.

**	Furnished with this report.

***	Management contract or compensatory plan or arrangement.

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc. and the
Unitholders of CSI Compressco LP

We have audited the accompanying consolidated balance sheets of CSI Compressco LP (formerly known as Compressco Partners, L.P.) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSI Compressco LP at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Houston, Texas
March 19, 2015

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$34,066	$9,477
Trade accounts receivable, net of allowances for doubtful accounts of $1,496 in 2014 and $600 in 2013	78,828	23,819
Inventories	113,130	14,029
Deferred tax asset	124	57
Prepaid expenses and other current assets	5,339	1,597
Total current assets	231,487	48,979
Property, plant, and equipment:
Land and building	34,312	2,178
Compressors and equipment	756,544	176,592
Vehicles	15,915	12,892
Construction in progress	298	—
Total property, plant, and equipment	807,069	191,662
Less accumulated depreciation	(120,642)	(89,648)
Net property, plant, and equipment	686,427	102,014
Other assets:
Goodwill	233,623	72,161
Deferred tax asset	1,464	937
Intangible assets, net of accumulated amortization of $3,826 in 2014	62,974	—
Deferred financing costs and other assets	16,689	1,018
Total other assets	314,750	74,116
Total assets	$1,232,664	$225,109
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$37,815	$4,854
Unearned income	65,778	361
Accrued liabilities and other	29,381	5,346
Amounts payable to affiliates	6,480	4,210
Deferred tax liabilities	1,117	2,134
Total current liabilities	140,571	16,905
Other liabilities:
Long-term debt, net	539,961	29,959
Deferred tax liabilities	1,788	4,477
Other long-term liabilities	63	52
Total other liabilities	541,812	34,488
Commitments and contingencies
Partners' capital:
General partner interest	11,341	3,158
Common units (33,142,114 units issued and outstanding at December 31, 2014 and 9,240,490 units issued and outstanding at December 31, 2013)	542,276	104,887
Subordinated units (6,273,970 units issued and outstanding at December 31, 2013)	—	65,258
Accumulated other comprehensive income (loss)	(3,336)	413
Total partners' capital	550,281	173,716
Total liabilities and partners' capital	$1,232,664	$225,109
See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Compression and related services	$192,151	$112,937	$102,260
Aftermarket services	15,624	—	—
Equipment and part sales	74,872	8,364	6,322
Total revenues	282,647	121,301	108,582
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	98,874	63,425	53,818
Cost of aftermarket services	13,579	—	—
Cost of equipment and part sales	62,214	4,691	3,682
Total cost of revenues	174,667	68,116	57,500
Selling, general, and administrative expense	32,100	17,467	17,270
Depreciation and amortization	41,158	14,642	13,227
Interest expense, net	12,964	469	25
Other expense, net	11,672	782	876
Income before income tax provision (benefit)	10,086	19,825	19,684
Provision (benefit) for income taxes	(1,172)	2,258	3,353
Net income	$11,258	$17,567	$16,331

General partner interest in net income	$510	$351	$326
Common units interest in net income	$7,319	$10,251	$9,500
Subordinated units interest in net income	$3,429	$6,965	$6,505
Net income per common unit:
Basic	$0.47	$1.11	$1.04
Diluted	$0.47	$1.10	$1.03
Weighted average common units outstanding:
Basic	18,928,640	9,230,876	9,163,798
Diluted	18,928,640	9,305,066	9,193,407
Net income per subordinated unit:
Basic and Diluted	$0.47	$1.11	$1.04
Weighted average subordinated units outstanding:
Basic and Diluted	3,953,461	6,273,970	6,273,970

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$11,258	$17,567	$16,331
Foreign currency translation adjustment, net of tax of $0 in 2014, $0 in 2013, and $0 in 2012	(3,749)	(591)	102
Comprehensive income	$7,509	$16,976	$16,433

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)

	Partners' Capital			Accumulated Other Comprehensive Income	Total Partners' Capital
		Limited Partners
	General Partner	Common Unitholders	Subordinated Unitholder
Balance as of December 31, 2011	$3,515	$111,989	$72,238	$902	$188,644
Net income for 2012	326	9,500	6,505	—	16,331
Distributions ($1.56 per unit)	(495)	(14,451)	(9,786)	—	(24,732)
Equity compensation	—	1,905	—	—	1,905
Other comprehensive income (loss)	—	—	—	102	102
Balance as of December 31, 2012	$3,346	$108,943	$68,957	$1,004	$182,250
Net income for 2013	351	10,251	6,965	—	17,567
Distributions ($1.71 per unit)	(539)	(15,766)	(10,664)	—	(26,969)
Equity compensation	—	1,459	—	—	1,459
Other comprehensive income (loss)	—	—	—	(591)	(591)
Balance as of December 31, 2013	$3,158	$104,887	$65,258	$413	$173,716
Net income for 2014	510	7,319	3,429	—	11,258
Distributions ($1.80 per unit)	(732)	(27,579)	(8,376)	—	(36,687)
Conversion of subordinated units to common units	—	60,311	(60,311)	—	—
Proceeds from issuance of common units, net of issuance costs	—	395,794	—	—	395,794
Contribution of capital	8,405	—	—	—	8,405
Equity compensation	—	1,544	—	—	1,544
Other comprehensive income (loss)	—	—	—	(3,749)	(3,749)
Balance as of December 31, 2014	$11,341	$542,276	$—	$(3,336)	$550,281

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$11,258	$17,567	$16,331
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	40,879	14,349	13,227
Impairments of long-lived assets	279	293	—
Provision (benefit) for deferred income taxes	(3,514)	(266)	1,930
Equity compensation expense	1,544	1,459	1,905
Provision for doubtful accounts	185	279	94
Loss on sale of property, plant, and equipment	484	20	205
Financing expense	6,750	—	—
Other non-cash charges and (credits)	925	325	281
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(23,943)	(5,534)	(7,477)
Inventories	(30,972)	2,097	1,111
Prepaid expenses and other current assets	(8,031)	1,888	(1,887)
Accounts payable and accrued expenses	49,152	(3,342)	5,390
Other	(177)	—	(1)
Net cash provided by operating activities	44,819	29,135	31,109
Investing activities:
Purchases of property, plant, and equipment, net	(48,137)	(24,574)	(20,947)
Acquisition of CSI	(825,000)	—	—
Advances and other investing activities	(805)	—	(39)
Net cash used in investing activities	(873,942)	(24,574)	(20,986)
Financing activities:
Proceeds from long-term debt, net	602,858	19,909	10,050
Payments of long-term debt	(93,584)	—	—
Proceeds from issuance of partnership common units, net of underwriters' discount	395,794	—	—
Distributions	(36,687)	(26,969)	(24,732)
Contribution from general partner	8,405
Deferred financing cost and other financing activities	(22,486)	(916)	—
Net cash (used in) provided by financing activities	854,300	(7,976)	(14,682)
Effect of exchange rate changes on cash	(588)	(74)	49
Increase (decrease) in cash and cash equivalents	24,589	(3,489)	(4,510)
Cash and cash equivalents at beginning of period	9,477	12,966	17,476
Cash and cash equivalents at end of period	$34,066	$9,477	$12,966
Supplemental cash flow information:
Taxes paid	$2,247	$2,204	$1,059

See Notes to Consolidated Financial Statements

CSI COMPRESSCO LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014
NOTE A — DESCRIPTION OF BUSINESS

CSI Compressco LP (formerly known as Compressco Partners, L.P.), a Delaware limited partnership, is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We also sell standard and custom designed compressor packages and oilfield fluid pump systems, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. We design and fabricate a majority of our compressor packages and use these compressor packages in conjunction with other equipment and personnel from affiliated companies to provide services to our customers. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing CSI Compressco LP and its wholly owned subsidiaries.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Results of operations for the year ended December 31, 2014, reflect the impact of the acquisition of Compressor Systems, Inc. ("CSI"), a Delaware corporation, for the portion of the period beginning with the August 4, 2014, closing date of the acquisition. For further discussion of the acquisition, see Note D - Acquisition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For further discussion of fair value measurements in connection with the allocation of the purchase price of the CSI Acquisition, see Note D - Acquisition. Actual results could differ from those estimates.

Reclassifications

Beginning with the three month period ended September 30, 2013, certain ad valorem tax expenses for operating equipment have been reclassified as cost of revenues instead of being included in general and administrative expense as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period's presentation. The amount of such reclassification is $1.5 million for the year ended December 31, 2012.

Certain other previously reported financial information has been reclassified to conform to the current year's presentation. The impact of such reclassifications was not significant to the prior year's overall presentation.

Cash Equivalents

We consider all highly liquid cash investments with maturities of three months or less when purchased to be cash equivalents.

Financial Instruments

The fair values of our financial instruments, which may include cash, accounts receivable, amounts outstanding under our variable rate bank credit facility, and accounts payable, approximate their carrying amounts. Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable, which are primarily due from companies of varying size engaged in oil and gas activities in the United States, Canada, Mexico, and Argentina. Our policy is to review the financial condition of customers before extending credit and periodically update customer credit information. Payment terms are on a short-term basis. During 2014, PEMEX and DCP Midstream accounted for 11.1% and 10.1%, respectively, of our revenues. During 2013, PEMEX and BP accounted for 21.7% and 10.0%, respectively, of our revenues. During 2012, PEMEX and BP accounted for 26.0% and 10.2%, respectively, of our revenues.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. Effective January 1, 2014, we changed the functional currency in Argentina from the U.S. dollar to the Argentina peso. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in Other Expense and totaled $(1.2) million, $(0.5) million, and $(0.5) million during the years ended December 31, 2014, 2013, and 2012, respectively.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in process that are stated at the lower of cost or market value. For raw materials and parts, cost is determined using the weighted average cost method. The cost of work in process is determined using the specific identification method. Significant components of inventories as of December 31, 2014, and December 31, 2013, are as follows:

	December 31, 2014	December 31, 2013
	(In Thousands)
Parts and supplies	$43,202	$13,859
Work in progress	69,928	170
Total inventories	$113,130	$14,029

Work in process inventories as of December 31, 2014 consist primarily of new compressor units located at our fabrication facility in Midland, Texas. Increased parts and supplies inventories reflect the higher levels required to support the compressor service fleet.

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the years ended December 31, 2014 and 2013, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations.

	December 31, 2014	December 31, 2013
	(In Thousands)
Rental revenue	$95,979	$12,674
Rental expenses	52,819	7,589

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance is charged to cost of revenues as incurred. Compressors include compressor packages currently placed in service and available for service. Depreciation is computed using the straight-line method based on the following estimated useful lives:

Compressors	12 – 20 years
Other equipment	3 – 8 years
Vehicles	3 years
Information systems	3 years

During the year ended December 31, 2014, costs expended for capitalized computer software were approximately $4.9 million, and such costs are depreciated over a useful life of seven years. Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives. Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $37.1 million, $14.3 million, and $13.2 million, respectively.

Intangible Assets other than Goodwill

During 2014, as part of the CSI acquisition consummated during the year, we acquired trademarks/trade names, customer relationships, and other intangible assets having a total estimated fair value of approximately $66.8 million. These acquired intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years, and having a weighted average useful life of 10.3 years. Amortization expense related to intangible assets was $3.8 million, $0 and $28,000 for the twelve months ended December 31, 2014, 2013, and 2012, respectively, and is included in depreciation and amortization. The estimated future annual amortization expense of trademarks/trade names, customer relationships, and other intangible assets is $9.4 million for 2015, $8.7 million for 2016, $6.4 million for 2017, $4.7 million for 2018, and $4.7 million for 2019.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. The annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that, due to the decline in the price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital balance as of December 31, 2014, it was “more likely than not” that the fair value of our business was less than its carrying value as of December 31, 2014.

When the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test being performed. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill and the recorded amount is written down to the hypothetical amount, if lower.

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

During the last half of 2014, global oil and natural gas commodity prices, particularly crude oil, decreased significantly. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The accompanying decrease in the price of our common units during the last half of 2014 has also resulted in an overall reduction in our market capitalization. As part of our annual internal business outlook that we performed during the fourth quarter, we considered changes in the global economic environment which affected our common unit price and market capitalization. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of December 31, 2014. However, because our estimated fair value exceeded our carrying value by approximately 4%, there is a reasonable possibility that the $233.6 million of goodwill may be impaired in a future period, and the amount of such impairment may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, the price of oil and natural gas, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Negative developments with regard to these factors could have a further negative effect on our fair value. We have determined that there is no impairment of the goodwill recorded as of December 31, 2014 or 2013. As of December 31, 2014 and 2013, goodwill totaled $233.6 million and $72.2 million, respectively.

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

Revenue Recognition

We recognize revenue using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer’s price is fixed or determinable; and (d) collectability is reasonably assured. Our compressor packages and services are provided pursuant to contract terms ranging from two weeks to one month. Monthly agreements are generally cancellable with 30 days written notice by the customer. Collections associated with progressive billings to customers for the construction of compression equipment is included in unearned income in the consolidated balance sheets.

Operating Costs

Operating costs incurred during customer trial periods are expensed as incurred.

Income Taxes

Our operations are not subject to U.S. federal income tax other than the operations that are conducted through taxable subsidiaries. We incur state and local income taxes in certain of the United States in which we conduct business. We incur income taxes and are subject to withholding requirements related to certain of our operations in Latin America, Canada, and other foreign countries in which we operate. Furthermore, we will also incur Texas Margin Tax, which, in accordance with FASB ASC 740, is classified as an income tax for reporting purposes.

Net Income (Loss) per Common and Subordinated Unit

The computations of net income (loss) per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Effective August 18, 2014, all of the 6,273,970 subordinated units were automatically converted on a one-for-one basis into common units. See further discussion in Note C - Related Party Transactions. Basic net income (loss) per common and subordinated unit is determined by dividing net income (loss) allocated to the common units and subordinated units, respectively, after deducting the amount allocated to CSI Compressco GP Inc. (our "General Partner") (including any distributions to our General Partner on its incentive distribution rights) by the weighted average number of outstanding common and subordinated units, respectively, during the period. A reconciliation of the common shares used in the computations of earnings per common and subordinated unit is presented in Note K – “Earnings per Common and Subordinated Unit.”

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners' capital in the accompanying audited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the periods ended December 31, 2014, 2013, and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Balance, beginning of year	$413	$1,004	$902
Foreign currency translation adjustment, net of taxes of $0 in 2014, $0 in 2013, and $0 in 2012	(3,749)	(591)	102
Balance, end of year	$(3,336)	$413	$1,004

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a Level 3 fair value measurement). Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill (a Level 3 fair value measurement). The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term 7.25% Senior Notes at December 31, 2014, was approximately $354.9 million compared to an aggregate principal amount of $350.0 million as current rates on that date were lower than the stated interest rates on the 7.25% Senior Notes. We calculate the fair value of our 7.25% Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement).
We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a Level 2 measurement). A summary of these fair value measurements as of December 31, 2014 and 2013, is as follows:

Fair Value Measurements Using
Description	Total as of Dec 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	—	—	—	—
$—

		Fair Value Measurements Using
Description	Total as of Dec 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$32	$—	$32	$—
Liability for foreign currency derivative contracts	—	—	—	—
	$32

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") published ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). The amendments in this ASU provide guidance on presentation of unrecognized tax benefits and are expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for our first quarter in fiscal 2017 under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

NOTE C — RELATED PARTY TRANSACTIONS

Set forth below are descriptions of certain agreements we entered into with related parties. The descriptions are not complete and are qualified in their entirety by reference to the full text of the agreements, which are filed as exhibits to our filings with the Securities and Exchange Commission ("SEC").

Omnibus Agreement

On June 20, 2014, the Partnership, CSI Compressco GP Inc. (the "General Partner"), and TETRA Technologies, Inc. ("TETRA") entered into a First Amendment to Omnibus Agreement (the "First Amendment"). The First Amendment amended the Omnibus Agreement previously entered into on June 20, 2011 (as amended, the "Omnibus Agreement") to extend the term thereof. As amended, the Omnibus Agreement will terminate on the earlier of (i) a change of control of the General Partner or TETRA, or (ii) upon any party providing at least 180 days' prior written notice of termination.

Under the terms of the Omnibus Agreement, our General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimburse our General Partner and TETRA for services they provide to us. For the years ended December 31, 2014, 2013, and 2012, we were charged by TETRA $55.3 million, $39.1 million, and $37.9 million, respectively, for expenses incurred on our behalf as described below. Amounts charged under the Omnibus Agreement and outstanding as of December 31, 2014 and 2013 are included in Amounts Payable to Affiliates in the accompanying consolidated balance sheets.

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

TETRA and General Partner Ownership

As discussed in Note D - Acquisition, to finance a portion of the $825.0 million CSI Acquisition purchase price, we completed a common unit offering (the "Common Unit Issuance") in which we sold 15,280,000 additional common units for net proceeds of $346.0 million. TETRA, through a subsidiary of our General Partner, purchased 1,390,290 of the common units issued in the Common Unit Issuance of 15,280,000 common units for approximately $32.7 million. In addition, in connection with our Common Unit Issuance, our General Partner made a $7.3 million capital contribution in order to maintain its approximate 2% general partnership interest in us. Following the August 11, 2014, exercise by the underwriters of their option to purchase 2,292,000 additional common units, our General Partner made an additional $1.1 million capital contribution in order to maintain its approximate 2% general partnership interest in us.

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

On July 11, 2014, the Board confirmed that the conditions set forth in the definition of the Subordination Period contained in our Partnership Agreement would be met upon the payment of the August 15, 2014 cash distribution. As a result, effective August 18, 2014, the 6,273,970 subordinated units held by TETRA and its affiliates converted on a one-for-one basis into common units. As a result of the conversion of these subordinated units which were issued in connection with our June 2011 Initial Public Offering, no subordinated units are outstanding and our common units will no longer be entitled to arrearages in cash distributions. The conversion of our subordinated units does not impact the amount of cash distributions we pay or the total number of our outstanding units.

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

NOTE D— ACQUISTION

Acquisition of Compressor Systems, Inc.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of CSI for $825.0 million cash (the "CSI Acquisition"). CSI owns one of the largest fleets of natural gas compressor packages in the United States. Headquartered in Midland, Texas, CSI fabricates, sells, and maintains natural gas compressors and provides a full range of compression products and services that covers compression needs throughout the entire natural gas production and transportation cycle to natural gas and oil producing clients. CSI derives revenues through three primary business lines: service operations, equipment sales, and aftermarket services. Strategically, the acquisition is expected to afford us the opportunity to capture significant synergies associated with our product and service offerings and our fabrication operations, further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits.

The CSI Acquisition purchase price was funded from (i) the issuance of 7.25% Senior Notes due 2022 in the aggregate principal amount of $350.0 million by us and one of our subsidiaries, CSI Compressco Finance Inc. (the "7.25% Senior Notes"), resulting in net proceeds of $337.8 million ($350.0 million aggregate principal amount), (ii) the Common Unit Issuance of 15,280,000 common units (the "New Units"), at the public offering price of $23.50 per common unit (the "Offering Price"), in an underwritten public offering resulting in the net proceeds of $346.0 million ($359.1 million gross proceeds less commissions), and (iii) a portion of $210.0 million borrowed under our new $400.0 million bank revolving credit facility (the "New Credit Agreement").

In connection with the Common Unit Issuance, we granted an option to the underwriters (subject to certain terms and conditions as set forth in the Underwriting Agreement) to purchase up to 2,292,000 common units at the Offering Price, less the underwriting discount. On August 11, 2014, the underwriters exercised their option and purchased all 2,292,000 additional common units resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount). We used these additional net proceeds to repay a portion of the amount outstanding under the New Credit Agreement.

Following the underwriters' purchase of the 2,292,000 additional units, the total amount of New Units issued is 17,572,000. A subsidiary of our General Partner purchased 1,390,290 of the New Units. Additionally, our General Partner contributed approximately $7.3 million following the issuance of the New Units and subsequently contributed approximately $1.1 million following the issuance of the additional common units upon the exercise of the underwriters' option in order to maintain its approximately 2% general partner interest in the Partnership.

Our preliminary allocation of the purchase price to the estimated fair value of the CSI net assets is as follows (in thousands):

Current assets	$101,108
Property, plant, and equipment	571,264
Intangible assets	66,800
Goodwill	161,462
Total assets acquired	$900,634

Current liabilities	$75,634
Total liabilities assumed	75,634
Net assets acquired	$825,000
The allocation of purchase price to CSI's net assets and liabilities as of August 4, 2014 is preliminary and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. The final purchase price allocation could differ materially from the preliminary allocation above. Actual purchase price allocation amounts will be disclosed in subsequent filings. The preliminary allocation of purchase price includes approximately $161.5 million allocated to deductible goodwill recorded, and is supported by the strategic benefits discussed above that are expected to be generated from the acquisition. The acquired property, plant, and equipment is stated at fair value, and depreciation on the acquired property, plant, and equipment is computed using the straight-line method over the estimated useful lives of each asset. Buildings are depreciated using useful lives of 15 to 30 years. Machinery and equipment is depreciated using useful lives of 2 to 16 years. Automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets represent approximately $32.4 million for the trademarks/trade names, approximately $22.1 million for customer relationships, and approximately $12.3 million of other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. These intangible assets are recorded net of approximately $3.8 million of accumulated amortization as of December 31, 2014.

For the year ended December 31, 2014, our revenues, depreciation and amortization, and pretax earnings, excluding interest allocation, included $152.5 million, $25.2 million, and $15.8 million, respectively, associated with the acquisition of CSI after the closing on August 4, 2014. In addition, CSI Acquisition-related costs of approximately $5.5 million were incurred during the year ended December 31, 2014 related to external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in selling, general, and administrative expenses in the consolidated statement of operations. Approximately $16.6 million of deferred financing costs were incurred and included in Other Assets as of December 31, 2014, and will be amortized over the term of the related debt. An additional $6.8 million of interim financing costs were incurred and reflected in other expense during the year ended December 31, 2014.

Pro Forma Financial Information (Unaudited)

The pro forma information presented below has been prepared to give effect to the CSI Acquisition as if the transaction had occurred at the beginning of the periods presented. The pro forma information includes the impact of the preliminary allocation of the purchase price for the CSI Acquisition on revenues, depreciation and amortization, and net income. The pro forma information also excludes the impact of the CSI transaction and financing costs charged to earnings during the 2014 periods. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred at the beginning of the periods presented or the future results that we will achieve after the transactions.

	Year Ended December 31,
	2014	2013
	(In Thousands, Except Per Share Amounts)

Revenues	$490,545	$452,800
Depreciation and amortization	84,849	72,363
Net income	13,624	19,568

Per share information:
Net income per common unit:
Basic	$0.54	$0.58
Diluted	$0.53	$0.58

Net income per subordinated unit:
Basic and diluted	$0.54	$0.58

NOTE E — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		December 31,
		2014	2013
	Scheduled Maturity	(In Thousands)
Previous Credit Agreement	October 15, 2017	$—	$29,959
New Credit Agreement	August 4, 2019	195,000	—
7.25% Senior Notes (presented net of the unamortized discount of $5.0 million as of December 31, 2014)	August 15, 2022	344,961	—
Total debt		539,961	29,959
Less current portion		—	—
Total long-term debt		$539,961	$29,959

7.25% Senior Notes

On July 29, 2014, we and one of our indirect wholly owned subsidiaries, CSI Compressco Finance Inc., a Delaware corporation (we, together with CSI Compressco Finance, the "Issuers"), and the guarantors named therein (the "Guarantors" and, together with the Issuers, the "Obligors"), entered into the Note Purchase Agreement (the "Note Purchase Agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of the initial purchasers named therein (collectively, the "Initial Purchasers") related to the issuance and sale by the Issuers to the Initial Purchasers of $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") in a private offering (the "Offering") exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Note Purchase Agreement contains customary representations and warranties of the parties thereto and indemnification and contribution provisions under which the Obligors and the Initial Purchasers have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The Issuers closed the Offering on August 4, 2014. We used the net proceeds of the Offering of approximately $337.8 million (consisting of $350.0 million aggregate principal amount net of a $5.2 million discount and certain fees and offering expenses) to fund a portion of the $825.0 million cash purchase price for the CSI Acquisition, to pay certain acquisition expenses and to repay a portion of outstanding borrowings under our previous Credit Agreement dated October 15, 2013. The Issuers' obligations under the 7.25% Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis initially by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness. The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below. During the year ended December 31, 2014, we incurred financing costs of approximately $9.6 million related to the 7.25% Senior Notes. These costs are included in Other Assets and are being amortized to Other Expense over the term of the 7.25% Senior Notes. The $5.2 million discount is being amortized using the effective interest method at an interest rate of 7.50% over the term of the 7.25% Senior Notes. Approximately $0.2 million of discount amortization expense was recognized in Other Expense during the year ended December 31, 2014.

Pursuant to the Note Purchase Agreement, CSI and any domestic subsidiaries of CSI required to guarantee the 7.25% Senior Notes pursuant to the indenture governing the 7.25% Senior Notes were joined as parties to the Note Purchase Agreement pursuant to a purchase agreement joinder, dated August 4, 2014.

The Obligors issued the Securities pursuant to the Indenture dated as of August 4, 2014 (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the 7.25% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The 7.25% Senior Notes are scheduled to mature on August 15, 2022.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. There are no significant restrictions upon the ability of the Issuers or the Guarantors to obtain funds from their respective subsidiaries by dividend or loan. None of the assets of the Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.25% Senior Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the Indenture as of December 31, 2014.

The offer and sale of the Securities were not registered under the Securities Act or applicable state securities laws, and the Securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. In connection with the Offering of the 7.25% Senior Notes, the Obligors entered into the Registration Rights Agreement dated as of August 4, 2014 (the "Registration Rights Agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers, obligating the Obligors to use commercially reasonable efforts to file a registration statement with the SEC registering an exchange offer by the Obligors that would allow holders of the Securities to exchange their restricted Securities for registered freely tradable notes and guarantees having substantially the same terms as the Securities and evidencing the same indebtedness as the restricted Securities. Under certain circumstances, in lieu of a registered exchange offer, the Obligors must use commercially reasonable efforts to file a shelf registration statement for the resale of the Securities. If, among other things, such exchange offer registration statement is not declared effective by the SEC on or prior to 365 days after the closing of the Offering, or the exchange offer has not been consummated within 30 business days following the expiration of the 365-day period following the closing of the Offering to have an exchange offer registration statement declared effective by the SEC, the Obligors will be required to pay to the holders of the 7.25% Senior Notes liquidated damages in an amount equal to 0.25% per annum on the principal amount of the 7.25% Senior Notes held by such holder during the 90-day period immediately following the occurrence of such registration default, and if such registration default is not cured, such amount of liquidated damages shall increase by 0.25% per annum at the end of such 90-day period, such that the maximum amount of liquidated damages for all registration defaults would be one-half of one percent (0.5%) per annum.

Bank Credit Facilities

On October 15, 2013, we entered into an asset-based revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the "Credit Agreement"). Under this Credit Agreement, we, along with certain of our subsidiaries, were named as borrowers, and all obligations under the Credit Agreement were guaranteed by all of our existing and future, direct and indirect, domestic subsidiaries. The Credit Agreement included a maximum credit commitment of $100.0 million that was available for letters of credit (with a sublimit of $20.0 million) and included an uncommitted $30.0 million expansion feature.

On August 4, 2014, in connection with the CSI Acquisition, we entered into the New Credit Agreement, and borrowed $210.0 million, which was used to fund, in part, the $825.0 million purchase price of the CSI Acquisition. In addition, the New Credit Agreement borrowings were also used to pay fees and expenses related to the CSI Acquisition, the 7.25% Senior Notes offering, and the New Credit Agreement and to repay the $38.1 million balance outstanding under our previous Credit Agreement dated October 15, 2013, which was then terminated. As a result, approximately $0.8 million of unamortized deferred financing costs associated with that terminated Credit Agreement was charged to earnings and reflected in interest expense during the year ended December 31, 2014. Under the New Credit Agreement, we and our subsidiary, CSI Compressco Sub Inc., were named as the borrowers, and all obligations under the New Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries, other than domestic subsidiaries that are wholly owned by foreign subsidiaries. The New Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). During the year ended December 31, 2014, we incurred financing costs of approximately $7.0 million related to the New Credit Agreement. These costs are included in Other Assets and are being amortized to Other Expense over the term of the New Credit Agreement. As of December 31, 2014, we had a balance outstanding of $195.0 million, have approximately $7.1 million letters of credit and performance bonds, and have availability under the New Credit Agreement of approximately $197.9 million.

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

The New Credit Agreement is available to provide our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as we are not in default thereunder, the New Credit Agreement can also be used to fund our quarterly distributions at the option of the board of directors of our General Partner (provided that after giving effect to such distributions, the borrowers will be in compliance with the financial covenants). Borrowings under the New Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the New Credit Agreement is August 4, 2019.

Borrowings under the New Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage-based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one month interest period on such day plus 1.00% per annum. Initially, from the closing date until the delivery of the financial statements for the first full fiscal quarter after closing, LIBOR based loans will have an applicable margin of 2.75% per annum, and base rate loans will have an applicable margin of 1.75% per annum; thereafter, the applicable margin will range between 1.75% and 2.50% per annum for LIBOR based loans and 0.75% and 1.50% per annum for base rate loans based on our consolidated total leverage ratio when financial statements are delivered. The weighted average interest rate on borrowings outstanding as of December 31, 2014 was 3.109% per annum. In addition to paying interest on outstanding principal under the New Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder initially at the rate of 0.50% per annum until the delivery of the financial statements for the first full quarter after the closing date and thereafter at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on our consolidated total leverage ratio. We are required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

The New Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Credit Agreement provides that we can make distributions to holders of our common and subordinated units, but only if there is no default or event of default under the facility. We are in compliance with all covenants and conditions of the New Credit Agreement as of December 31, 2014.

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

NOTE F — LEASES

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

Future minimum lease payments by year and in the aggregate, under operating leases with terms of one year or more, consist of the following at December 31, 2014:

Operating Leases
(In Thousands)
2015	$1,862
2016	828
2017	307
2018	126
2019	—
After 2018	—
Total minimum lease payments	$3,123

Rental expense for all operating leases was $5.1 million, $2.6 million, and $2.3 million in 2014, 2013, and 2012, respectively.

NOTE G — INCOME TAXES

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. Our operations are treated as a partnership for federal tax purposes with each partner being separately taxed on its share of taxable income. However, a portion of our business is conducted through taxable U.S. corporate subsidiaries. Accordingly, a U.S. federal and state income tax provision has been reflected in the accompanying statements of operations. We have a tax sharing agreement with TETRA with respect to the Texas franchise tax liability. The resulting state tax expense is included in the provision for income taxes. Certain of our operations are located outside of the U.S., and the Partnership is responsible for income taxes in these countries.

The income tax provision attributable to our operations for the years ended December 31, 2014, 2013, and 2012 consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Current
Federal	$(50)	$846	$420
State	172	150	157
Foreign	2,220	1,528	846
	2,342	2,524	1,423
Deferred
Federal	(2,764)	(438)	471
State	(122)	(49)	28
Foreign	(628)	221	1,431
	(3,514)	(266)	1,930
Total tax provision (benefit)	$(1,172)	$2,258	$3,353

A reconciliation of the provision for income taxes attributable to continuing operations, computed by applying the federal statutory rate for the years ended December 31, 2014, 2013, and 2012 to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Income tax provision computed at statutory federal income tax rates	$3,429	$6,939	$6,889
Partnership earnings	(3,429)	(6,939)	(6,889)
Corporate subsidiary earnings (loss) subject to federal tax	(2,917)	405	924
Income tax expense attributable to foreign earnings	1,592	1,749	2,277
State income taxes (net of federal benefit)	97	89	132
Nondeductible expenses	56	15	20
Total tax provision (benefit)	$(1,172)	$2,258	$3,353

Income before income tax provision includes the following components:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Domestic	$2,578	$9,883	$8,333
International	7,507	9,942	11,351
Total	$10,085	$19,825	$19,684

We file U.S. federal, state, and foreign income tax returns on behalf of all of our consolidated subsidiaries. With few exceptions, we are not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2007. We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2011
United States – State and Local	2011
Non-U.S. jurisdictions	2008

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We will establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While we consider future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize all of our deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

Deferred Tax Assets

	December 31,
	2014	2013
	(In Thousands)
Accruals	$1,132	$4
Net operating losses	8,903	1,229
Bad debt reserve	374	64
Total deferred tax assets	10,409	1,297
Valuation allowance	(2,217)	—
Net deferred tax assets	$8,192	$1,297

Deferred Tax Liabilities

	December 31,
	2014	2013
	(In Thousands)
Accruals	$1,117	$2,332
Excess book over tax basis in property, plant, and equipment	7,416	4,553
All other	976	29
Total deferred tax liability	9,509	6,914
Net deferred tax liability	$1,317	$5,617

At December 31, 2014, we have approximately $8.9 million of federal, foreign, and state net operating loss carryforwards/carrybacks. In those foreign jurisdictions and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire from 2019 to 2034.

The increase in the valuation allowance during the years ended December 31, 2014, 2013, and 2012 were $2.2 million, $0 million, and $0 million, respectively. We believe it is more likely than not we will not realize all the tax benefits of our deferred tax assets. Therefore, an appropriate valuation allowance has been provided. The change in the valuation allowance during 2014 primarily relates to the net deferred tax assets of the foreign subsidiaries acquired as part of the CSI Acquisition. These net deferred tax assets and associated valuation allowances were accounted for in connection with the purchase price allocation.

ASC 740 provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2014, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.
NOTE H — COMMITMENTS AND CONTINGENCIES

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
NOTE I — EQUITY-BASED COMPENSATION

2011 Long Term Incentive Plan

During 2014, we granted restricted unit, phantom unit and performance phantom unit awards to certain employees, officers, and directors of our general partner pursuant to the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan. Awards of restricted units and phantom units generally vest over a three year period. Awards of performance phantom units cliff vest at the end of a performance period and are settled based on achievement of related performance measures over the performance period. Each of the phantom unit and performance phantom unit awards includes distribution equivalent rights that enable the recipient to receive additional units equal in value to the accumulated cash distributions made on the units subject to the award from the date of grant. Accumulated distributions associated with each underlying unit are payable upon settlement of the related phantom unit award (and are forfeited if the related award is forfeited). Restricted units are common units subject to time-based vesting restrictions. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the award.

During the year ended December 31, 2014, we granted to certain officers and employees an aggregate of 208,671 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $22.89 per unit, or an aggregate market value of $4.8 million. During the year ended December 31, 2013, we granted to certain officers and employees 97,713 restricted unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $20.29 per unit, or an aggregate market value of $2.0 million. During the year ended December 31, 2012, we granted to certain officers and employees 94,728 restricted common unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $13.68 per unit, or an aggregate market value of $1.3 million. The fair value of awards vesting during 2014, 2013, and 2012 was approximately $1.3 million, $1.3 million, and $1.2 million, respectively. The fair value of awards is amortized straight-line over the vesting period.

The following is a summary of restricted and phantom unit activity for the year ended December 31, 2014:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2013	155	$17.52
Units granted(1)	209	22.89
Units cancelled	(21)	18.97
Units vested	(74)	18.27
Adjustment for performance results achieved	(6)	24.00
Nonvested units outstanding at December 31, 2014	263	$21.90

(1)
The number of units granted shown above includes 93,630 performance-based phantom units, which represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 93,630.

Total estimated unrecognized equity-based compensation expense from unvested common units as of December 31, 2014, was approximately $2.9 million and is expected to be recognized over a weighted average period of approximately 1.7 years. The amount recognized in 2014, 2013, and 2012 was approximately $1.5 million, $1.5 million, and $1.9 million, respectively.

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

Foreign Currency Derivative Contracts

In October 2013, we began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2014 and 2013, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

	December 31, 2014
Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Canadian dollar	$1,150	1.16	1/16/2015

	December 31, 2013
Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican pesos	$10,332	13.01	1/17/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 measurement). The fair value of our foreign currency derivative instruments as of December 31, 2014 and 2013, is as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at December 31, 2014	Fair Value at December 31, 2013
		(In Thousands)
Forward purchase contracts	Current assets	$—	32
	Current liabilities	—	—
Total		$—	32

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the year ended December 31, 2014 and 2013, we recognized approximately $3,000 and $92,000, respectively, of net gains associated with our foreign currency derivative program, and such amount is included in Other Expense, net in the accompanying consolidated statements of operations.

NOTE K — EARNINGS PER COMMON AND SUBORDINATED UNIT

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable full-year period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Effective August 18, 2014, all of the 6,273,970 subordinated units were automatically converted on a one-for-one basis into common units. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our General Partner (including distributions to our General Partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period.

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

	Year Ended December 31,
	2014		2013		2012
	Common Units	Subordinated Units	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	18,928,640	3,953,461	9,230,876	6,273,970	9,163,798	6,273,970
Unit awards outstanding	—	—	74,190	—	29,609	—
Average diluted units outstanding	18,928,640	3,953,461	9,305,066	6,273,970	9,193,407	6,273,970

For the year ended December 31, 2014, the average diluted units outstanding excludes the impact of 114,026 of unit awards outstanding, as the inclusion of these units would have been antidilutive.

NOTE L – SEGMENTS

ASC 280-10-50, “Operating Segments”, defines the characteristics of an operating segment as (i) being engaged in business activity from which it may earn revenues and incur expenses, (ii) being reviewed by the company's chief operating decision maker ("CODM") to make decisions about resources to be allocated and to assess its performance, and (iii) having discrete financial information. Although management of our General Partner reviews our products and services to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income, and EBITDA are not captured or analyzed by these items. Therefore discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these items, but rather in the aggregate. Based on this, our General Partner believes that we operate in one business segment.

NOTE M — GEOGRAPHIC INFORMATION

We are domiciled in the United States of America, with operations in Latin America, Canada, and to a lesser extent, in other countries located in Europe and the Asia-Pacific region. We attribute revenue to the countries based on the location of customers. Long-lived assets consist primarily of compressor packages and are attributed to the countries based on the physical location of the compressor packages at a given year-end. Information by geographic area is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Revenues from external customers:
U.S.	$228,044	$73,388	$65,010
Latin America	40,372	34,556	33,430
Canada	6,860	5,549	3,950
Other	7,371	7,808	6,192
Total	$282,647	$121,301	$108,582
Identifiable assets:
U.S.	$1,171,540	$176,638	$170,584
Latin America	51,036	38,426	37,611
Canada	5,915	6,650	5,942
Other	4,173	3,395	3,649
Total identifiable assets	$1,232,664	$225,109	$217,786
NOTE N — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

In connection with the Offering of 7.25% Senior Notes described in Note E - Long-Term Debt and Other Borrowings, each of the following current domestic restricted subsidiaries (each a 100% owned subsidiary; together, the “Guarantor Subsidiaries”), have agreed to fully and unconditionally on a joint and several senior unsecured basis guarantee obligations relating to the 7.25% Senior Notes:

Compressor Systems, Inc.
CSI Compressco Field Services International LLC
CSI Compressco Holdings LLC
CSI Compressco International LLC
CSI Compressco Leasing LLC
CSI Compressco Operating LLC
CSI Compressco Sub, Inc.
CSI Compression Holdings, LLC
Pump Systems International, Inc.
Rotary Compressor Systems, Inc.

In connection with the Offering, we agreed to file a registration statement with the SEC that would allow the holders of the Securities to exchange their restricted Securities for registered and freely tradable notes and guarantees having substantially the same terms as the Securities and evidencing the same indebtedness as the restricted Securities. In anticipation of filings such registration statement, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Senior Notes. Financial information of the Issuers includes CSI Compressco Finance Inc., which had no assets or operations for any of the periods presented.

Condensed Consolidating Balance Sheet
December 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS
Current assets	$28	$197,182	$34,277	$—	$231,487
Property, plant, and equipment, net	—	669,576	16,851	—	686,427
Investments in subsidiaries	562,290	17,303	—	(579,593)	—
Intangible and other assets, net	9,650	303,327	1,773	—	314,750
Intercompany receivables	335,151	—	—	(335,151)	—
Total non-current assets	907,091	990,206	18,624	(914,744)	1,001,177
Total assets	$907,119	$1,187,388	$52,901	$(914,744)	$1,232,664

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$11,634	$116,780	$5,677	$—	$134,091
Amounts payable to affiliate	44	987	5,449	—	6,480
Long-term debt	344,961	195,000	—	—	539,961
Intercompany payables	—	311,389	23,762	(335,151)	—
Other long-term liabilities	199	942	710	—	1,851
Total liabilities	356,838	625,098	35,598	(335,151)	682,383
Total partners' capital	550,281	562,290	17,303	(579,593)	550,281
Total liabilities and partners' capital	$907,119	$1,187,388	$52,901	$(914,744)	$1,232,664

Condensed Consolidating Balance Sheet
December 31, 2013
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS
Current assets	$28	$26,629	$22,322	$—	$48,979
Property, plant, and equipment, net	—	90,761	11,253	—	102,014
Investments in subsidiaries	173,716	16,587	—	(190,303)	—
Intangible and other assets, net	—	73,170	946	—	74,116
Intercompany receivables	213	9,593	—	(9,806)	—
Total non-current assets	173,929	190,111	12,199	(200,109)	176,130
Total assets	$173,957	$216,740	$34,521	$(200,109)	$225,109

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$91	$7,585	$5,019	$—	$12,695
Amounts payable to affiliate	44	1,572	2,594	—	4,210
Long-term debt	—	29,959	—	—	29,959
Intercompany payables	—	—	9,806	(9,806)	—
Other long-term liabilities	106	3,908	515	—	4,529
Total liabilities	241	43,024	17,934	(9,806)	51,393
Total partners' capital	173,716	173,716	16,587	(190,303)	173,716
Total liabilities and partners' capital	$173,957	$216,740	$34,521	$(200,109)	$225,109

Condensed Consolidating Statement of Operations
and Comprehensive Income
December 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$249,284	$49,172	$(15,809)	$282,647
Cost of revenues (excluding depreciation and amortization expense)	—	152,940	37,536	(15,809)	174,667
Selling, general and administrative expense	1,544	27,306	3,250	—	32,100
Depreciation and amortization	—	39,828	1,330	—	41,158
Interest expense, net	11,507	1,354	103	—	12,964
Other expense, net	502	7,477	3,693	—	11,672
Equity in net income of subsidiaries	(24,811)	(1,832)	—	26,643	—
Income before income tax provision	11,258	22,211	3,260	(26,643)	10,086
Provision for income taxes	—	(2,600)	1,428	—	(1,172)
Net income	11,258	24,811	1,832	(26,643)	11,258
Other comprehensive income (loss)	—	—	(3,749)	—	(3,749)
Comprehensive income	$11,258	$24,811	$(1,917)	$(26,643)	$7,509

Condensed Consolidating Statement of Operations
and Comprehensive Income
December 31, 2013
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$89,936	$42,223	$(10,858)	$121,301
Cost of revenues (excluding depreciation and amortization expense)	—	46,028	32,946	(10,858)	68,116
Selling, general and administrative expense	1,459	12,514	3,494	—	17,467
Depreciation and amortization	—	13,229	1,413	—	14,642
Interest expense, net	—	212	257	—	469
Other expense, net	—	193	589	—	782
Equity in net income of subsidiaries	(19,026)	(1,993)	—	21,019	—
Income before income tax provision	17,567	19,753	3,524	(21,019)	19,825
Provision for income taxes	—	727	1,531	—	2,258
Net income	17,567	19,026	1,993	(21,019)	17,567
Other comprehensive income (loss)	—	—	(591)	—	(591)
Comprehensive income	$17,567	$19,026	$1,402	$(21,019)	$16,976

Condensed Consolidating Statement of Operations
and Comprehensive Income
December 31, 2012
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$78,903	$40,383	$(10,704)	$108,582
Cost of revenues (excluding depreciation and amortization expense)	—	38,365	29,839	(10,704)	57,500
Selling, general and administrative expense	1,905	12,759	2,606	—	17,270
Depreciation and amortization	—	12,284	943	—	13,227
Interest expense, net	—	(307)	332	—	25
Other expense, net	—	277	599	—	876
Equity in net income of subsidiaries	(18,236)	(4,038)	—	22,274	—
Income before income tax provision	16,331	19,563	6,064	(22,274)	19,684
Provision for income taxes	—	1,327	2,026	—	3,353
Net income	16,331	18,236	4,038	(22,274)	16,331
Other comprehensive income (loss)	—	—	102		102
Comprehensive income	$16,331	$18,236	$4,140	$(22,274)	$16,433

Condensed Consolidating Statement of Cash Flows
December 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Net cash provided by (used in) operating activities	$14,688	$22,767	$7,364	$—	$44,819
Investing activities:
Purchases of property, plant, and equipment, net	—	(44,313)	(3,824)	—	(48,137)
Acquisition of CSI	—	(825,000)	—	—	(825,000)
Intercompany investment activity	(367,512)	(2,633)		370,145	—
Advances and other investing activities		(805)	—		(805)
Net cash provided by (used in) investing activities	(367,512)	(872,751)	(3,824)	370,145	(873,942)
Financing activities:
Proceeds from long-term debt	344,961	257,897	—	—	602,858
Payments of long-term debt	—	(93,584)	—	—	(93,584)
Proceeds from issuance of partnership common units, net of underwriters' discount	395,794	—	—	—	395,794
Distributions	(36,687)	—	—	—	(36,687)
Payment of financing costs	(9,649)	(12,837)	—	—	(22,486)
Intercompany contribution (distribution)	—	367,512	2,633	(370,145)	—
Intercompany loan activity	(350,000)	350,000	—	—	—
Contribution from general partner	8,405	—	—	—	8,405
Net cash provided by (used in) financing activities	352,824	868,988	2,633	(370,145)	854,300
Effect of exchange rate changes on cash	—	—	(588)	—	(588)
Increase (decrease) in cash and cash equivalents	—	19,004	5,585	—	24,589
Cash and cash equivalents at beginning of period	—	4,339	5,138	—	9,477
Cash and cash equivalents at end of period	$—	$23,343	$10,723	$—	$34,066

Condensed Consolidating Statement of Cash Flows
December 31, 2013
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Net cash provided by (used in) operating activities	$—	$21,733	$7,402	$—	$29,135
Investing activities:
Purchases of property, plant, and equipment, net	—	(19,263)	(5,311)	—	(24,574)
Intercompany investment activity	26,969	—	—	(26,969)	—
Net cash provided by (used in) investing activities	26,969	(19,263)	(5,311)	(26,969)	(24,574)
Financing activities:
Proceeds from long-term debt	—	19,909	—	—	19,909
Distributions	(26,969)	—	—	—	(26,969)
Payment of financing costs	—	(916)		—	(916)
Intercompany contribution (distribution)	—	(26,969)	—	26,969	—
Intercompany loan activity	—	291	(291)	—	—
Net cash provided by (used in) financing activities	(26,969)	(7,685)	(291)	26,969	(7,976)
Effect of exchange rate changes on cash	—	—	(74)	—	(74)
Increase (decrease) in cash and cash equivalents	—	(5,215)	1,726	—	(3,489)
Cash and cash equivalents at beginning of period	—	9,554	3,412	—	12,966
Cash and cash equivalents at end of period	$—	$4,339	$5,138	$—	$9,477

Condensed Consolidating Statement of Cash Flows
December 31, 2012
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Net cash provided by (used in) operating activities	$—	$32,677	$(1,568)	$—	$31,109
Investing activities:
Purchases of property, plant, and equipment, net	—	(18,658)	(2,289)	—	(20,947)
Intercompany investment activity	24,732	—	—	(24,732)	—
Advances and other investing activities	—	(39)	—	—	(39)
Net cash provided by (used in) investing activities	24,732	(18,697)	(2,289)	(24,732)	(20,986)
Financing activities:
Proceeds from long-term debt	—	10,050	—	—	10,050
Distributions	(24,732)	—	—	—	(24,732)
Intercompany contribution (distribution)	—	(24,732)	—	24,732	—
Intercompany loan activity	—	2,746	(2,746)	—	—
Net cash provided by (used in) financing activities	(24,732)	(11,936)	(2,746)	24,732	(14,682)
Effect of exchange rate changes on cash	—	—	49	—	49
Increase (decrease) in cash and cash equivalents	—	2,044	(6,554)	—	(4,510)
Cash and cash equivalents at beginning of period	—	7,510	9,966	—	17,476
Cash and cash equivalents at end of period	$—	$9,554	$3,412	$—	$12,966

NOTE O — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2014 and 2013 is as follows:

	Three Months Ended 2014
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$29,810	$32,108	$95,892	$124,837
Net income (loss)	4,619	4,879	(2,601)	4,361
Net income (loss) per common unit	$0.29	$0.31	$(0.10)	$0.12
Net income (loss) per diluted common unit	$0.29	$0.30	$(0.10)	$0.12

	Three Months Ended 2013
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$30,767	$28,124	$29,964	$32,446
Net income	4,539	2,478	4,203	6,347
Net income per common unit	$0.29	$0.16	$0.27	$0.40
Net income per diluted common unit	$0.29	$0.15	$0.26	$0.40

Results beginning with the three months ended September 30, 2014, reflect the impact of the August 4, 2014 acquisition of CSI. For further discussion, see Note D - Acquisition.
NOTE P — SUBSEQUENT EVENTS

On January 20, 2015, we declared a cash distribution attributable to the quarter ended December 31, 2014 of $0.4850 per unit. This distribution equates to a distribution of $1.94 per outstanding unit on an annualized basis. This cash distribution was paid on February 13, 2015, to all unitholders of record as of the close of business January 31, 2015.