Form 10-Q
period 2015-03-31
CSI Compressco LP
filed 2015-05-12
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO______

COMMISSION FILE NUMBER 001-35195

CSI Compressco LP
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
Yes [   ]  No [ X ]
As of May 11, 2015, there were 33,151,653 Common Units outstanding.

CERTAIN REFERENCES IN THIS QUARTERLY REPORT

References in this Quarterly Report to “CSI Compressco,” “we,” “our,” “us,” “the Partnership” or like terms refer to CSI Compressco LP (formerly named Compressco Partners, L.P.) and its wholly owned subsidiaries. References to “CSI Compressco GP” or “our General Partner” refer to our general partner, CSI Compressco GP Inc. References to “TETRA” refer to TETRA Technologies, Inc. and TETRA’s controlled subsidiaries, other than us.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Compression and related services	75,288	27,927
Aftermarket services	9,450	—
Equipment and parts sales	18,151	1,883
Total revenues	102,889	29,810
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	36,978	15,154
Cost of aftermarket services	8,172	—
Cost of equipment and parts sales	14,957	929
Total cost of revenues	60,107	16,083
Selling, general, and administrative expense	11,249	4,094
Depreciation and amortization	19,988	3,682
Interest expense, net	7,906	159
Other expense, net	1,239	539
Income before income tax provision	2,400	5,253
Provision for income taxes	592	634
Net income	$1,808	$4,619
General partner interest in net income	$341	$92
Common units interest in net income	$1,467	$2,700
Subordinated units interest in net income	$—	$1,827

Net income per common unit:
Basic	$0.04	$0.29
Diluted	$0.04	$0.29
Weighted average common units outstanding:
Basic	33,144,701	9,275,936
Diluted	33,144,701	9,313,078
Net income per subordinated unit:
Basic and diluted	$—	$0.29
Weighted average subordinated units outstanding:
Basic and diluted	—	6,273,970

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$1,808	$4,619
Foreign currency translation adjustment	176	(2,968)
Comprehensive income	$1,984	$1,651

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,471	$34,066
Trade accounts receivable, net of allowances for doubtful accounts of $1,493 in 2015 and $1,496 in 2014	61,865	78,828
Inventories	123,319	113,130
Deferred tax asset	120	124
Prepaid expenses and other current assets	5,970	5,339
Total current assets	216,745	231,487
Property, plant, and equipment:
Land and building	34,866	34,312
Compressors and equipment	795,156	756,544
Vehicles	15,329	15,915
Construction in progress	221	298
Total property, plant, and equipment	845,572	807,069
Less accumulated depreciation	(140,299)	(120,642)
Net property, plant, and equipment	705,273	686,427
Other assets:
Goodwill	232,197	233,623
Deferred tax asset	2,315	1,464
Intangible assets, net of accumulated amortization of $7,128 as of March 31, 2015 and $3,826 as of December 31, 2014	61,817	62,974
Deferred financing costs and other assets	16,162	16,689
Total other assets	312,491	314,750
Total assets	$1,234,509	$1,232,664
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$31,342	$37,815
Unearned income	78,171	65,778
Accrued liabilities and other	24,893	29,381
Amounts payable to affiliates	6,942	6,480
Deferred tax liabilities	2,031	1,117
Total current liabilities	143,379	140,571
Other liabilities:
Long-term debt, net	553,085	539,961
Deferred tax liabilities	1,854	1,788
Other long-term liabilities	64	63
Total other liabilities	555,003	541,812
Commitments and contingencies
Partners' capital:
General partner interest	11,148	11,341
Common units (33,151,649 units issued and outstanding at March 31, 2015 and 33,142,114 units issued and outstanding at December 31, 2014)	528,139	542,276
Accumulated other comprehensive income (loss)	(3,160)	(3,336)
Total partners' capital	536,127	550,281
Total liabilities and partners' capital	$1,234,509	$1,232,664

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital		Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders

Balance at December 31, 2014	$11,341	$542,276	$(3,336)	$550,281
Net income	341	1,467	—	1,808
Distributions ($0.485 per unit)	(534)	(16,081)	—	(16,615)
Equity compensation	—	477	—	477
Other comprehensive income (loss)	—	—	176	176
Balance at March 31, 2015	$11,148	$528,139	$(3,160)	$536,127

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$1,808	$4,619
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	19,988	3,682
Provision for deferred income taxes	180	67
Equity compensation expense	477	202
Provision for doubtful accounts	—	177
Other non-cash charges and credits	886	67
(Gain) Loss on sale of property, plant, and equipment	(23)	230
Changes in operating assets and liabilities:
Accounts receivable	17,083	4,640
Inventories	(10,189)	526
Prepaid expenses and other current assets	(644)	—
Accounts payable and accrued expenses	3,096	2,024
Other	(181)	—
Net cash provided by operating activities	32,481	16,234
Investing activities:
Purchases of property, plant, and equipment, net	(37,158)	(6,004)
Advances and other investing activities	(66)	(1,853)
Net cash used in investing activities	(37,224)	(7,857)
Financing activities:
Proceeds from long-term debt	13,000	2,000
Distributions	(16,615)	(6,964)
Net cash provided by (used in) financing activities	(3,615)	(4,964)
Effect of exchange rate changes on cash	(237)	(257)
Increase (decrease) in cash and cash equivalents	(8,595)	3,156
Cash and cash equivalents at beginning of period	34,066	9,477
Cash and cash equivalents at end of period	$25,471	$12,633
Supplemental cash flow information:
Interest paid	$15,186	$102
Income taxes paid	$842	$410

See Notes to Consolidated Financial Statements

CSI Compressco LP
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We also sell standard and custom-designed compressor packages and oilfield fluid pump systems, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. We design and fabricate a majority of our compressor packages and use these compressor packages in conjunction with other equipment and personnel from affiliated companies to provide services to our customers.
Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of March 31, 2015, and for the three month periods ended March 31, 2015 and 2014, include all normal recurring adjustments that are necessary to provide a fair statement of our results for the interim periods. Operating results for the period ended March 31, 2015 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2015.

Results of operations for the three months ended March 31, 2015, reflect the impact of the acquisition of Compressor Systems, Inc. ("CSI"), a Delaware corporation on August 4 2014. For further discussion of the acquisition, see Note B - Acquisition.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2014, and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 19, 2015.

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

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in Other Expense and totaled $(0.5) million and $(0.7) million during the quarters ended March 31, 2015 and 2014, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in progress and are stated at the lower of cost or market value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Significant components of inventories as of March 31, 2015, and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)
Parts and supplies	45,184	43,202
Work in progress	78,135	69,928
Total inventories	$123,319	$113,130

Work in progress inventories consist primarily of new compressor units located at our fabrication facility in Midland, Texas.

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three month periods ended March 31, 2015 and 2014, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Rental revenue	$45,699	$2,832
Cost of rental revenue	$21,447	$1,782

Earnings Per Common and Subordinated Unit

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units met the definition of a participating security, and, therefore, we are required to use the two-class method in the computation of earnings per unit. Effective August 18, 2014, all of our 6,273,970 subordinated units were automatically converted into common units on a one-for-one basis. Basic earnings per common and subordinated unit are determined by dividing net income (loss) allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our General Partner (including any distributions to our General Partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period.

When computing earnings per common and subordinated unit under the two-class method when distributions are greater than earnings, the amount of the distribution is deducted from net income and allocated to our General Partner (including incentive distribution rights, if any) for the period to which the calculation relates. The excess of distributions over earnings is allocated between the General Partner, common, and subordinated units based on how our partnership agreement allocates net losses.

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

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	33,144,701	—	9,275,936	6,273,970
Nonvested units outstanding	—	—	37,142	—
Average diluted units outstanding	33,144,701	—	9,313,078	6,273,970

For the three months ended March 31, 2015, the average diluted units outstanding excludes the impact of all of the outstanding restricted unit awards, as the inclusion of these units would have been antidilutive.

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income . Accumulated other comprehensive income is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income during the three month periods ended March 31, 2015 and 2014, is as follows:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Balance, beginning of period	$(3,336)	$413
Foreign currency translation adjustment	176	(2,968)
Balance, end of period	$(3,160)	$(2,555)

Activity within accumulated other comprehensive income includes no reclassifications to net income.

Allocation of Net Income (Loss)

Our net income (loss) is allocated to partners’ capital accounts in accordance with the provisions of our partnership agreement.

Distributions

On January 20, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2014 of $0.485 per unit. This distribution equates to a distribution of $1.94 per outstanding unit on an annualized basis. This cash distribution was paid on February 13, 2015, to all unitholders of record as of the close of business January 31, 2015.

On April 21, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2015 of $0.495 per unit. This distribution equates to a distribution of $1.98 per outstanding unit on an annualized basis. This cash distribution is to be paid on May 15, 2015 to all unitholders of record as of the close of business on May 1, 2015.

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

Under generally accepted accounting principles, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement). Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our long-term 7.25% Senior Notes at March 31, 2015 and December 31, 2014, were approximately $308.0 million and $354.9 million, respectively, compared to an aggregate principal amount of $350.0 million as current rates on those dates were different from the stated interest rates on the 7.25% Senior Notes. We calculate the fair value of our 7.25% Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement).
We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). A summary of these fair value measurements as of March 31, 2015 and December 31, 2014, is as follows:

		Fair Value Measurements Using
Description	Total as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	(28)	—	(28)	—
	$(28)

Fair Value Measurements Using
Description	Total as of Dec 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	—	—	—	—
$—

New Accounting Pronouncements
     In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in the Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for our first quarter in fiscal 2017, pending a one year deferral currently under consideration by the FASB, under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statements - Extraordinary and Unusual Items” (Sub-Topic 225-20), which eliminates from U.S. GAAP the concept of extraordinary items. The ASU eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or occurring infrequently. The ASU is effective for the annual period ending after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and may be applied prospectively or retrospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The ASU requires entities that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability. This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for the annual period ending after December 15, 2015 and interim periods within those annual periods and is to be applied retrospectively. Early adoption is permitted. We plan to adopt this change retrospectively, and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE B – ACQUISITION

Acquisition of Compressor Systems, Inc.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of CSI for $825.0 million cash (the "CSI Acquisition"). CSI owns one of the largest fleets of natural gas compressor packages in the United States. Headquartered in Midland, Texas, CSI fabricates, sells, and maintains natural gas compressors and provides a full range of compression products and services that covers compression needs throughout the entire natural gas production and transportation cycle to natural gas and oil producing clients. CSI derives revenues through three primary business lines: compression and related services, equipment and parts sales, and aftermarket services. Strategically, the acquisition is expected to afford us the opportunity to capture significant synergies associated with our product and service offerings and our fabrication operations, further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits.

Our preliminary allocation of the purchase price to the estimated fair value of the CSI net assets is as follows (in thousands):

Current assets	$100,928
Property and equipment	571,670
Intangible assets	68,000
Goodwill	160,036
Total assets acquired	$900,634

Current liabilities	75,634
Total liabilities assumed	75,634
Net assets acquired	$825,000
The allocation of purchase price to CSI's net assets and liabilities as of August 4, 2014 is preliminary and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. The final purchase price allocation could differ materially from the preliminary allocation above. Actual purchase price allocation amounts will be disclosed in subsequent filings. The preliminary allocation of purchase price includes approximately $160.0 million allocated to deductible goodwill recorded, and is supported by the strategic benefits discussed above that are expected to be generated from the acquisition. This amount of goodwill recorded as of March 31, 2015 decreased approximately $1.4 million from the amount recorded as of December 31, 2014, primarily due to revisions to the estimated fair value of acquired intangible assets. The acquired property, plant, and equipment is stated at fair value, and depreciation on the acquired property, plant, and equipment is computed using the straight-line method over the estimated useful lives of each asset. Buildings are depreciated using useful lives of 15 to 30 years. Machinery and equipment is depreciated using useful lives of 2 to 16 years. Automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets represents approximately $33.7 million for trademarks/trade names, approximately $21.4 million for customer relationships, and approximately $12.9 million for other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 15 years. These intangible assets are recorded net of approximately $6.2 million of accumulated amortization as of March 31, 2015.

For the three month period ended March 31, 2015, our revenues, depreciation and amortization, and pretax earnings, excluding $6.8 million of allocated interest expense, included $71.3 million, $15.8 million, and $5.0 million, respectively, associated with the CSI Acquisition. Approximately $16.6 million of deferred financing costs were incurred in connection with the acquisition and included in Other Assets as of December 31, 2014 , and will be amortized over the term of the related debt. An additional $6.7 million of interim financing costs related to the acquisition were incurred and reflected in other expense during the year ended December 31, 2014.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the CSI Acquisition as if it had occurred at the beginning of the period presented and includes the impact of the allocation of the purchase price for the CSI Acquisition on revenues, depreciation and amortization, and net income. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred at the beginning of the period presented or the future results that we will achieve after the transaction.

Three Months Ended March 31,
2014
(In Thousands, Except Per Unit Amounts)

Revenues	$122,841
Depreciation and amortization	18,571
Net income	4,351

Per share information:
Net income per common unit:
Basic	$0.13
Diluted	$0.13

Net income per subordinated unit:
Basic and diluted	$0.13

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2015	December 31, 2014
	Scheduled Maturity	(In Thousands)
Credit Agreement	August 4, 2019	$208,000	$195,000
7.25% Senior Notes (presented net of the unamortized discount of $5.0 million as of March 31, 2015 and December 31, 2014)	August 15, 2022	345,085	344,961
		553,085	539,961
Less current portion		—	—
Total long-term debt		$553,085	$539,961

We are in compliance with all covenants and conditions of our debt agreements as of March 31, 2015.

NOTE D – MARKET RISKS AND DERIVATIVE CONTRACTS

We are exposed to financial and market risks that affect our business. We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. As a result of our variable rate bank credit facility, we face market risk exposure related to changes in applicable interest rates. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. Our financial risk management activities may at times involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures. We formally document our risk management objectives and our strategies for undertaking various derivative transactions.

Foreign Currency Derivative Contracts

As of March 31, 2015, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Canadian dollar	$1,400	1.27	4/20/2015
Forward sale Mexican peso	$915	15.26	4/20/2015

Under a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries, we may enter into similar derivative contracts from time to time. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they will not be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period.

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of March 31, 2015 and December 31, 2014, are as follows:

	Balance Sheet	Fair Value at
Foreign currency derivative instruments	Location	March 31, 2015	December 31, 2014
		(In Thousands)
Forward purchase contracts	Current assets	—	—
	Current liabilities	(28)	—
Net liability		(28)	—

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month period ended March 31, 2015, we recognized approximately $0.2 million of net gains associated with our foreign currency derivative program, and such amount is included in other expense, net, in the accompanying consolidated statement of operations.

NOTE E – RELATED PARTY TRANSACTIONS

Set forth below is a description of one of the agreements we entered into with related parties.

Omnibus Agreement

On June 20, 2014, CSI Compressco LP (the "Partnership"), CSI Compressco GP Inc. (the "General Partner") and TETRA Technologies, Inc. ("TETRA") entered into a First Amendment to Omnibus Agreement (the "First Amendment"). The First Amendment amended the Omnibus Agreement previously entered into on June 20, 2011 (as amended, the "Omnibus Agreement") to extend the term thereof. As amended, the Omnibus Agreement will terminate on the earlier of (i) a change of control of the General Partner or TETRA, or (ii) upon any party providing at least 180 days' prior written notice of termination.

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

TETRA and General Partner Ownership

To finance a portion of the $825.0 million CSI Acquisition purchase price, we issued and sold 15,280,000 additional common units for net proceeds of $346.0 million (the "Common Unit Offering"). TETRA, through a subsidiary of our General Partner, purchased 1,390,290 of these common units for approximately $32.7 million. In addition, in connection with our Common Unit Offering, our General Partner made a $7.3 million capital contribution to us in order to maintain its approximate 2% general partnership interest in us. Following the August 11, 2014, exercise by the underwriters in the Common Unit Offering of their option to purchase 2,292,000 additional common units, our General Partner made an additional $1.1 million capital contribution in order to maintain its approximate 2% general partnership interest in us.

Prior to the Common Unit Offering and other transactions described above, TETRA's ownership in us was approximately 82% through its aggregate ownership of common units, subordinated units, and indirect general partner interest. Common units held by the public represented an approximately 18% ownership in us prior to the above transactions. However, following the CSI Acquisition, the completion of our Common Unit Offering, and the underwriters' exercise of their option to purchase additional common units, TETRA's ownership interest in us was reduced to approximately 44%, with the common units held by the public representing an approximate 56% interest in us. TETRA's ownership is through various wholly owned subsidiaries and consists of approximately 42% of the limited partner interests plus the approximately 2% general partner interest, through which it holds incentive distribution rights.

NOTE F – INCOME TAXES

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. Our operations are treated as a partnership for federal tax purposes with each partner being separately taxed on its share of taxable income. However, a portion of our business is conducted through taxable U.S. corporate subsidiaries. Accordingly, a U.S. federal and state income tax provision has been reflected in the accompanying statements of operations. We have a tax sharing agreement with TETRA with respect to the Texas franchise tax liability. The resulting state tax expense is included in the provision for income taxes. Certain of our operations are located outside of the U.S., and the Partnership, through its foreign subsidiaries, is responsible for income taxes in these countries.

In connection with the CSI Acquisition, we and the seller of CSI made a joint Section 338(h) (10) election under the U.S. Internal Revenue Code to treat the purchase of CSI as an asset acquisition for U.S. federal income tax purposes. Accordingly, no U.S. federal deferred tax assets or liabilities were recorded as part of the acquisition.

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

NOTE H – SEGMENTS

ASC 280-10-50, “Operating Segments”, defines the characteristics of an operating segment as (i) being engaged in business activity from which it may earn revenues and incur expenses, (ii) being reviewed by the company's chief operating decision maker ("CODM") to make decisions about resources to be allocated and to assess its performance, and (iii) having discrete financial information. Although management of our General Partner reviews our products and services to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income, and EBITDA, are not captured or analyzed by these items. Therefore discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these items, but rather in the aggregate. Based on this, our General Partner believes that we operate in one business segment.

NOTE I — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

In connection with the 2014 offering ("the Offering") of $350 million in aggregate principal amount of 7.25% Senior Notes (the "7.25% Senior Notes"), each of the following current domestic restricted subsidiaries (each a 100% owned subsidiary; together, the “Guarantor Subsidiaries”), have agreed to fully and unconditionally, on a joint and several senior unsecured basis, guarantee obligations relating to the 7.25% Senior Notes:

Compressor Systems, Inc.
CSI Compressco Field Services International LLC
CSI Compressco Holdings LLC
CSI Compressco International LLC
CSI Compressco Leasing LLC
CSI Compressco Operating LLC
CSI Compressco Sub, Inc.
CSI Compression Holdings, LLC
Pump Systems International, Inc.
Rotary Compressor Systems, Inc.

In connection with the Offering, we agreed to file a registration statement with the SEC to allow the holders of the 7.25% Senior Notes and the related subsidiary guarantees (together, the "Securities") to exchange their restricted Securities for registered freely tradable notes and guarantees having substantially the same terms as the Securities and evidencing the same indebtedness as the restricted Securities. In anticipation of filings such registration statement, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Senior Notes. Financial information of the Issuers includes CSI Compressco Finance

Inc., which had no assets or operations for any of the periods presented.

Condensed Consolidating Balance Sheet
March 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS
Current assets	$77	$185,932	$30,736	$—	$216,745
Property, plant, and equipment, net	—	687,098	18,175	—	705,273
Investments in subsidiaries	554,905	17,542	—	(572,447)	—
Intangible and other assets, net	9,339	300,665	2,487	—	312,491
Intercompany receivables	324,527	—	—	(324,527)	—
Total non-current assets	888,771	1,005,305	20,662	(896,974)	1,017,764
Total assets	$888,848	$1,191,237	$51,398	$(896,974)	$1,234,509

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$7,259	$124,102	$5,076	$—	$136,437
Amounts payable to affiliates	44	2,881	4,017	—	6,942
Long-term debt	345,085	208,000	—	—	553,085
Intercompany payables	—	300,397	24,130	(324,527)	—
Other long-term liabilities	333	952	633	—	1,918
Total liabilities	352,721	636,332	33,856	(324,527)	698,382
Total partners' capital	536,127	554,905	17,542	(572,447)	536,127
Total liabilities and partners' capital	$888,848	$1,191,237	$51,398	$(896,974)	$1,234,509

Condensed Consolidating Balance Sheet
December 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS
Current assets	$28	$197,182	$34,277	$—	$231,487
Property, plant, and equipment, net	—	669,576	16,851	—	686,427
Investments in subsidiaries	562,290	17,303	—	(579,593)	—
Intangible and other assets, net	9,650	303,327	1,773	—	314,750
Intercompany receivables	335,151	—	—	(335,151)	—
Total non-current assets	907,091	990,206	18,624	(914,744)	1,001,177
Total assets	$907,119	$1,187,388	$52,901	$(914,744)	$1,232,664

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$11,634	$116,780	$5,677	$—	$134,091
Amounts payable to affiliates	44	987	5,449	—	6,480
Long-term debt	344,961	195,000	—	—	539,961
Intercompany payables	—	311,389	23,762	(335,151)	—
Other long-term liabilities	199	942	710	—	1,851
Total liabilities	356,838	625,098	35,598	(335,151)	682,383
Total partners' capital	550,281	562,290	17,303	(579,593)	550,281
Total liabilities and partners' capital	$907,119	$1,187,388	$52,901	$(914,744)	$1,232,664

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended March 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$136,701	$10,668	$(44,480)	$102,889
Cost of revenues (excluding depreciation and amortization expense)	—	96,594	7,993	(44,480)	60,107
Selling, general and administrative expense	477	10,242	530	—	11,249
Depreciation and amortization	—	18,619	1,369	—	19,988
Interest expense, net	6,468	1,438	—	—	7,906
Other expense, net	301	419	519	—	1,239
Equity in net income of subsidiaries	(9,054)	(63)	—	9,117	—
Income before income tax provision	1,808	9,452	257	(9,117)	2,400
Provision for income taxes	—	398	194	—	592
Net income	1,808	9,054	63	(9,117)	1,808
Other comprehensive income (loss)	176	176	176	(352)	176
Comprehensive income	$1,984	$9,230	$239	$(9,469)	$1,984

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended March 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$23,210	$9,211	$(2,611)	$29,810
Cost of revenues (excluding depreciation and amortization expense)	—	10,934	7,760	(2,611)	16,083
Selling, general and administrative expense	202	2,936	956	—	4,094
Depreciation and amortization	—	3,391	291	—	3,682
Interest expense, net	—	184	(25)	—	159
Other expense, net	—	(297)	836	—	539
Equity in net income of subsidiaries	(4,821)	682	—	4,139	—
Income before income tax provision	4,619	5,380	(607)	(4,139)	5,253
Provision for income taxes	—	559	75	—	634
Net income	4,619	4,821	(682)	(4,139)	4,619
Other comprehensive income (loss)	(2,968)	(2,968)	(2,968)	5,936	(2,968)
Comprehensive income	$1,651	$1,853	$(3,650)	$1,797	$1,651

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Net cash provided by (used in) operating activities	$—	$30,181	$2,300	$—	$32,481
Investing activities:
Purchases of property, plant, and equipment, net	—	(34,879)	(2,279)	—	(37,158)
Intercompany investment activity	16,615	—		(16,615)	—
Advances and other investing activities		(66)	—		(66)
Net cash provided by (used in) investing activities	16,615	(34,945)	(2,279)	(16,615)	(37,224)
Financing activities:
Proceeds from long-term debt	—	13,000	—	—	13,000
Distributions	(16,615)	—	—	—	(16,615)
Intercompany contribution (distribution)	—	(16,615)	—	16,615	—
Net cash provided by (used in) financing activities	(16,615)	(3,615)	—	16,615	(3,615)
Effect of exchange rate changes on cash	—	—	(237)	—	(237)
Increase (decrease) in cash and cash equivalents	—	(8,379)	(216)	—	(8,595)
Cash and cash equivalents at beginning of period	—	23,343	10,723	—	34,066
Cash and cash equivalents at end of period	$—	$14,964	$10,507	$—	$25,471

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Net cash provided by (used in) operating activities	$—	$12,834	$3,400	$—	$16,234
Investing activities:
Purchases of property, plant, and equipment, net	—	(4,960)	(1,044)	—	(6,004)
Intercompany investment activity	6,964	—		(6,964)	—
Advances and other investing activities	—	(1,853)	—	—	(1,853)
Net cash provided by (used in) investing activities	6,964	(6,813)	(1,044)	(6,964)	(7,857)
Financing activities:
Proceeds from long-term debt	—	2,000	—	—	2,000
Distributions	(6,964)	—	—	—	(6,964)
Intercompany contribution (distribution)	—	(6,964)	—	6,964	—
Net cash provided by (used in) financing activities	(6,964)	(4,964)	—	6,964	(4,964)
Effect of exchange rate changes on cash	—	—	(257)	—	(257)
Increase (decrease) in cash and cash equivalents	—	1,057	2,099	—	3,156
Cash and cash equivalents at beginning of period	—	4,339	5,138	—	9,477
Cash and cash equivalents at end of period	$—	$5,396	$7,237	$—	$12,633

NOTE J – SUBSEQUENT EVENTS

On April 21, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2015 of $0.495 per unit. This distribution equates to a distribution of $1.98 per outstanding unit, on an annualized basis. This cash distribution is to be paid on May 15, 2015 to all unitholders of record as of the close of business on May 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 19, 2015. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

The CSI Acquisition, which closed on August 4, 2014, significantly impacted our revenues, results of operations, and operating cash flow during the three month period ended March 31, 2015 compared to the prior year period. Consolidated revenues generated by CSI during the first quarter of 2015 totaled approximately $71.3 million, increasing consolidated revenues for the first quarter of 2015 to $102.9 million, compared to $29.8 million during the first quarter of 2014. CSI revenues included $44.4 million of compression and $9.5 million of aftermarket services revenues, primarily in the U.S., and approximately $17.4 million of equipment and parts sales revenues. Due to the continuing increased demand for production enhancement compression services applications, particularly in liquids-rich resource plays and vapor recovery, our pre-CSI Acquisition compression service revenues increased approximately $2.9 million during the three month period ended March 31, 2015 compared to the corresponding prior year period, despite decreased natural gas prices during the current year period compared to the prior year period. However, we expect that oil and gas exploration activity levels will continue to be decreased during 2015 compared to 2014, while most ongoing customer projects supporting gas gathering, midstream, and processing will proceed to completion. Much of our current equipment sales backlog is associated with such customer projects. We feel the diversity of our compressor package fleet and the existing levels of natural gas production will combine to support the continuing demand for our compressor packages and services, despite current prices for oil and natural gas.

The CSI Acquisition increases our total horsepower (HP) offering from approximately 187,000 to over 1,045,000 and allows us to utilize an expanded range of compressor packages (from 20 HP to 2,370 HP) to provide compression services to customers. The CSI Acquisition dramatically expands our service and equipment sales offerings in the over-100 horsepower compression services market, complementing our existing strong presence in the below-100 horsepower compression services market. Strategically, the acquisition affords us the opportunity to capture significant synergies associated with our service and product offerings and our fabrication operations, to further penetrate into new and existing markets, and to achieve administrative efficiencies and other strategic benefits.
The growth of our operations is particularly dependent upon our continued capital expenditure program. We anticipate that our total capital expenditures during 2015 will be approximately $100 million including approximately $14 million of maintenance capital expenditures. We plan to fund this continuing investment through our Credit Agreement, undistributed operating cash flows, and potentially other sources, if necessary.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three month period ended March 31, 2015, is provided within the Results of Operations sections below.

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

EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities, or any other measure of financial performance presented in accordance with generally accepted accounting principles ("GAAP"). Our EBITDA may not be comparable to EBITDA or similarly titled financial metrics of other entities, as other entities may not calculate EBITDA in the same manner as we do. Management compensates for the limitations of EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. EBITDA should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Net income	$1,808	$4,619
Provision (benefit) for income taxes	592	634
Depreciation and amortization	19,988	3,682
Interest expense, net	7,906	159
EBITDA	$30,294	$9,094

The following table reconciles cash flow from operating activities to EBITDA:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Cash flow from operating activities	$32,481	$16,234
Changes in current assets and current liabilities	(9,165)	(7,190)
Deferred income taxes	(180)	(67)
Other non-cash charges	(1,340)	(676)
Interest expense, net	7,906	159
Provision for income taxes	592	634
EBITDA	$30,294	$9,094

The CSI Acquisition is expected to continue to have a significant impact on EBITDA going forward.
Horsepower Utilization Rate of our Compressor Packages. We measure the horsepower utilization rate of our fleet of compressor packages as the amount of horsepower of compressor packages used to provide services as of a particular date, divided by the amount of horsepower of compressor packages in our fleet as of such date. Management primarily uses this metric to determine our future need for additional compressor packages and to measure marketing effectiveness.

The following table sets forth our total horsepower in our fleet and our total horsepower in service as of the dates shown.

	March 31,
	2015	2014
Horsepower
Total horsepower in fleet	1,121,799	186,140
Total horsepower in service	968,978	155,764
Net Increases in Compression Fleet Horsepower. We measure the net increase in our compression fleet horsepower during a given period of time by taking the difference between the aggregate horsepower of compressor packages added to the fleet during the period, less the aggregate horsepower of compressor packages removed from the fleet during the period. We measure the net increase in our compression fleet horsepower in service during a given period of time by taking the difference between the aggregate horsepower of compressor packages placed into service during the period, less the aggregate horsepower of compressor packages removed from service during the period. Management uses these metrics to evaluate our operating performance and our relative size in the market.

Manufacturing and Backlog. Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facilities in Midland, Texas and Oklahoma City, Oklahoma. The equipment is fabricated to applicable customer and standard specifications. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of March 31, 2015, our fabrication backlog was approximately $115.3 million, of which approximately $106.9 million is expected to be recognized through the year ended December 31, 2015, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2014, except as described below. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the useful life of long-lived assets, the collectability of accounts receivable, and the allocation of acquisition purchase price. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of a large portion of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Impairment of Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year, and determined that no impairment of goodwill was required as of December 31, 2014. Our annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that due to the decrease in the market price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital as of December 31, 2014, it was “more likely than not” that the fair value of our business was less than its carrying value as of December 31, 2014.

When the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test being performed. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill, and the recorded amount is written down to the hypothetical amount, if lower. Our estimates of our fair value, if required, are based on a combination of an income approach and a market approach. These estimates are imprecise and subject to our estimates of the future cash flows of our business and our judgment as to how these estimated cash flows translate into our business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. If we overestimate the fair value of our business, the balance of our goodwill asset may be overstated. Alternatively, if our estimated fair values are understated, an impairment might be recognized unnecessarily or in excess of the appropriate amount.

During the first three months of 2015, global oil and natural gas commodity prices, particularly crude oil, were significantly decreased compared to early 2014. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The accompanying decrease in the price of our common units during the last half of 2014 caused an overall reduction in our market capitalization. Although the price of our common units increased as of March 31, 2015 compared to December 31, 2014, and our market capitalization exceeds our recorded net book value, uncertain market conditions resulting from current oil and natural gas prices continue. We have updated our internal business outlook to consider the current global economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of December 31, 2014 or March 31, 2015. However, because our estimated fair value exceeded our carrying value by approximately 10%, there is a reasonable possibility that the $232.2 million of goodwill may be impaired in a future period resulting in a non-cash charge to earnings, and the amount of such impairment may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, the prices of oil and natural gas, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Adverse developments with regard to these factors could have a further negative effect on our fair value.

Results of Operations

Results of operations for the three months ended March 31, 2015, reflect the impact of the CSI Acquisition acquired in August 2014.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

	Three Months Ended March 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In Thousands)
Revenues:
Compression and related services	75,288	27,927	$47,361	73.2%	93.7%	169.6%
Aftermarket services	9,450	—	$9,450	9.2%	0.0%	100.0%
Equipment and parts sales	18,151	1,883	16,268	17.6%	6.3%	863.9%
Total revenues	102,889	29,810	$73,079	100.0%	100.0%	245.1%
Cost of revenues:
Cost of compression and related services	36,978	15,154	21,824	35.9%	50.8%	144.0%
Cost of aftermarket services	8,172	—	$8,172	7.9%	0.0%	100.0%
Cost of equipment and parts sales	14,957	929	14,028	14.5%	3.1%	1,510.0%
Total cost of revenues	60,107	16,083	$44,024	58.4%	54.0%	273.7%
Selling, general and administrative expense	11,249	4,094	7,155	10.9%	13.7%	174.8%
Depreciation and amortization	19,988	3,682	16,306	19.4%	12.4%	442.9%
Interest expense, net	7,906	159	7,747	7.7%	0.5%	4,872.3%
Other expense, net	1,239	539	700	1.2%	1.8%	129.9%
Income before income taxes	2,400	5,253	$(2,853)	2.3%	17.6%	(54.3)%
Provision for income taxes	592	634	(42)	0.6%	2.1%	(6.6)%
Net income	$1,808	$4,619	$(2,811)	1.8%	15.5%	(60.9)%

Revenues

Revenues during the first quarter of 2015 significantly increased compared to the prior year period primarily due to the acquired operations of CSI, which generated aggregate revenues of approximately $71.3 million during the first quarter of 2015. Approximately $44.4 million of the $47.4 million increase in compression and related services revenues were generated by CSI. In addition, service revenues from pre-CSI Acquisition operations increased approximately $2.9 million, primarily due to the continuing increased demand for production enhancement compression services applications, particularly for liquids-rich resource plays and vapor recovery. An additional $9.5 million of aftermarket services revenues were also added as a result of the CSI Acquisition. Continued high demand for compression and related services in the U.S. has been driven by the significant investments made in recent years related to increased exploration and production of oil and natural gas and the related infrastructure, including midstream gas transmission, gathering, processing, vapor recovery, and wellhead compression. We have continued to increase our compressor package fleet, both in the U.S. and certain foreign markets, to serve the current levels of demand for services.

In addition to the increase in consolidated compression and related services and aftermarket services revenues, there was an increase of approximately $16.3 million in revenues from the sales of equipment and parts during the three months ended March 31, 2015, compared to the prior year period. This increase is primarily due to the acquisition of CSI which generated equipment and parts sales revenues of $17.4 million during the current year period. This increase was partially offset by decreased equipment and parts sales from our non-CSI operations. The level of revenues from equipment and parts sales is volatile and typically difficult to forecast, as these revenues are tied to specific projects that vary in scope, design, complexity and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in cost of compression and related services revenues during the quarter ended March 31, 2015, compared to the prior year period was primarily due to the impact of the CSI Acquisition, which generated approximately $20.2 million of cost during the first quarter of 2015. Cost of compression and related services as a percentage of compression and related services revenues was 49.1% during the quarter ended March 31, 2015, compared to 54.3% from the prior year period. CSI cost of compression services as a percentage of compression services revenues was 45.4% during the current year period. We are continuing to capture the synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward, and are expected to result in increased cost efficiencies in future periods.

Cost of equipment and parts sales increased compared to the prior year due to the increased sales, primarily related to the CSI Acquisition, discussed above.

Selling, general and administrative expense

Selling, general and administrative expense increased for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to the impact of the CSI Acquisition. The ongoing efforts to integrate the administrative functions of CSI are expected to result in efficiencies going forward. Also, selling, general and administrative costs increased approximately $0.8 million as a result of increased allocated costs from TETRA pursuant to our Omnibus Agreement. Selling, general and administrative expenses were also increased due to $0.9 million of increased professional fees, primarily associated with audit, tax, and legal expenses associated with year end reporting. Such costs are typically highest during the first quarter of each year.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased primarily as a result of the acquisition of CSI, and includes the impact of the allocation of the purchase price to the estimated fair values of CSI's property, plant, and equipment and identified intangible assets.

Interest expense

Interest expense increased due to increased borrowings under the Credit Agreement and the issuance of the 7.25% Senior Notes in connection with the CSI Acquisition. As of March 31, 2015, our total outstanding borrowing under our Credit Agreement was $208.0 million. Interest expense is expected to continue to be increased compared to prior periods as a result of the borrowings associated with the CSI Acquisition.

Other expense, net

Other expense, net, was $1.2 million during the first quarter of 2015 compared to $0.5 million of expense during the corresponding prior year period, primarily due to approximately $1.0 million of financing cost amortization during the current year period, partially offset by approximately $0.2 million of decreased foreign currency losses compared to the prior year period.

Provision for income taxes

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiaries. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations in the foreign countries in which we operate.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, operating leases, and future issuances of equity and debt, which we believe will be sufficient to meet our working capital requirements. Increasingly competitive market environments, along with the continuation of decreased oil and natural gas prices experienced beginning in late 2014, have resulted in additional challenges in many of our domestic and international business regions. We reported significantly increased revenues and gross profit as a result of the acquisition of CSI. Despite the growth in revenues and gross profit, we continue to experience decreased activity from project delays by certain customers as a result of the oil and natural gas price declines that began in 2014.

Our cash flows from operating activities increased for the quarter ended March 31, 2015, when compared to the corresponding prior year period, by $16.2 million, primarily as a result of the increased operations following the CSI Acquisition. Cash flows used in investing activities for the year ended March 31, 2015, increased $29.4 million when compared to the same period in 2014, reflecting the increased capital expenditures stemming from expanded operations subsequent to the CSI Acquisition. Cash flows from financing activities increased during the first three months of 2015 by $1.3 million, when compared to the same period in 2014, primarily as a result of the proceeds from increased borrowings. Our sources and uses of cash during the three month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Operating activities	$32,481	$16,234
Investing activities	(37,224)	(7,857)
Financing activities	(3,615)	(4,964)

As a result of the transactions undertaken to finance the CSI Acquisition in 2014, our consolidated capital structure significantly changed. Due to the significant impact the CSI Acquisition has had and is expected to continue to have on our EBITDA and operating cash flows, we believe that we have sufficient liquid assets, cash flow from operations, and other capital resources to meet our financial commitments, debt service obligations, and anticipated capital expenditures. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our expanded operations, funds borrowed under our Credit Agreement, and funds received from the issuance of additional debt and equity. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our capital expenditure program consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compressor fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to increase their capabilities. Expansion capital expenditures generally result in our ability to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor package fleet or support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity and include the maintenance of existing assets and the replacement of obsolete assets.

On April 21, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2015 of $0.495 per unit. This distribution equates to a distribution of $1.98 per outstanding common unit on an annualized basis. This quarterly cash distribution is to be paid on May 15, 2015 to all common unitholders of record as of the close of business on May 1, 2015. The amount to be distributed on May 15, 2015, will also include the impact of incentive distribution rights of our General Partner, for amounts distributed in excess of $0.445625 per common unit.

Cash Flows

Operating Activities

Net cash from operating activities increased by $16.2 million during the three month period ended March 31, 2015 to $32.5 million compared to $16.2 million for the corresponding 2014 period. Cash provided from operating activities increased during the first quarter of 2015 as a result of increased operations following the CSI Acquisition.

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

Investing Activities

Capital expenditures during the three month period ended March 31, 2015, increased compared to the corresponding 2014 period, reflecting the impact of our expanded operations subsequent to the CSI Acquisition. The capital expenditure requirements of CSI are significantly increased compared to our pre-CSI Acquisition operations, due to the size and scope of the operations of CSI and the significantly higher horsepower of CSI compressor packages. Total capital expenditures during the current year period of $37.2 million include $2.2 million of maintenance capital expenditures. Our expansion capital programs for 2015 are focused on increasing our fleet to meet customer needs, and we currently plan to spend up to approximately $100 million on capital expenditures during 2015 including approximately $14 million of estimated maintenance capital expenditures.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to our unitholders of record on the applicable record date and to our General Partner. During the three month period ended March 31, 2015, we distributed approximately $16.6 million to our unitholders and General Partner. On April 21, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2015 of $0.495 per unit. This cash distribution is to be paid on May 15, 2015 to all unitholders of record as of the close of business on May 1, 2015.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, long-term and short-term borrowings, operating leases, and future issuances of equity and debt.

7.25% Senior Notes

On July 29, 2014, we and one of our indirect wholly owned subsidiaries, CSI Compressco Finance Inc., a Delaware corporation (we, together with CSI Compressco Finance Inc., the "Issuers"), and the guarantors named therein (the "Guarantors" and, together with the Issuers, the "Obligors"), entered into the Note Purchase Agreement (the "Note Purchase Agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of the initial purchasers named therein (collectively, the "Initial Purchasers") related to the issuance and sale by the Issuers to the Initial Purchasers of $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") in a private offering (the "Offering") exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Note Purchase Agreement contains customary representations and warranties of the parties thereto and indemnification and contribution provisions under which the Obligors and the Initial Purchasers have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. There are no significant restrictions upon the ability of the Issuers or the Guarantors to obtain funds from their respective subsidiaries by dividend or loan. None of the assets of the Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.25% Senior Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the Indenture as of September 30, 2014.

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

Bank Credit Facilities

On August 4, 2014, in connection with the CSI Acquisition, we entered into a new credit agreement (the Credit Agreement), and with the initial $210.0 million of borrowings received, repaid the $38.1 million balance outstanding under our previous credit agreement dated October 15, 2013, which was then terminated. Under the Credit Agreement, we and our CSI Compressco Sub, Inc. subsidiary were named as the borrowers and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). The Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As of May 11, 2015, we have a balance outstanding under the Credit Agreement of $208.0 million, and $1.1 million letters of credit and performance bonds outstanding, leaving availability under the Credit Agreement of $190.9 million.

The Credit Agreement was used to fund, in part, the $825.0 million CSI Acquisition purchase price and fees and expenses related to the CSI acquisition, our 7.25% Senior Notes offering, and the Credit Agreement, and to repay in full all borrowings outstanding under the previous credit agreement. The Credit Agreement is available to provide our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as we are not in default, the Credit Agreement can also be used to fund our quarterly distributions at the option of the board of directors of our General Partner (provided, that after giving effect to such distributions, the borrowers will be in compliance with the financial covenants). Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Credit Agreement is August 4, 2019.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 1.00% per annum. Initially, from the closing date until the delivery of the financial statements for the first full fiscal quarter after closing, LIBOR based loans will have an applicable margin of 2.75% per annum and base rate loans will have an applicable margin of 1.75% per annum; thereafter, the applicable margin will range between 1.75% and 2.50% per annum for LIBOR based loans and 0.75% and 1.50% per annum for base rate loans based on our consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder initially at the rate of 0.50% per annum until the delivery of the financial statements for the first full quarter after the closing date and thereafter at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on our consolidated total leverage ratio. We are required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

The Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA ) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The Credit Agreement provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility. We are in compliance with all covenants and conditions of the New Credit Agreement as of March 31, 2015.

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

Off Balance Sheet Arrangements

As of March 31, 2015, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first three months of 2015, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

For additional information about our contractual obligations as of December 31, 2014, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual Report on Form 10-K for the year ended December 31, 2014.

Cautionary Statement for Purposes of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” and information based on our beliefs and those of our general partner. Forward-looking statements in this annual report are identifiable by the use of the following words and other similar words: “anticipates”, “assumes”, “believes”, “budgets”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “intends”, “may”, “might”, “plans”, “predicts”, “projects”, “schedules”, “seeks”, “should, “targets”, “will” and “would”.

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 19, 2015. We depend on domestic and international demand for and production of natural gas and oil and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and cash available for distribution to our unitholders to decrease in the future. We do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

Through March 31, 2015, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our Form 10-K for the year ended December 31, 2014.

Exchange Rate Risk

 We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in Mexican pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 10.0% would have a $41,000 impact on our net income for the three month period ended March 31, 2015.

We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2015, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Canadian dollar	$1,400	1.27	4/20/2015
Forward sale Mexican peso	$915	15.26	4/20/2015

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of March 31, 2015, is as follows:

	Balance Sheet	Fair Value at
Foreign currency derivative instruments	Location	September 30, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$—
	Current liabilities	(28)
Net liability		$(28)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the period ended March 31, 2015, we recognized approximately $0.2 million of net gains associated with our foreign currency derivative program, and such amount is included in Other Income in the accompanying consolidated statement of operations.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that, except with respect to the event described below, our disclosure controls and procedures were effective as of March 31, 2015, the end of the period covered by this quarterly report.

In connection with another filing, we identified that the Partnership had not timely filed a Current Report on Form 8-K relating to the resignation of Terry Bond as the Controller and principal accounting officer of our general partner in January 2015. The Partnership included such disclosure in a Current Report on Form 8-K filed on April 24, 2015 in connection with the appointment of Susan R. Makovy as the Controller and principal accounting officer of our general partner. Our management believes that the failure to timely file this Form 8-K was an isolated event and is not an indication that our disclosure controls and procedures are ineffective. Nonetheless, our management has taken additional steps to provide reasonable assurance that we timely file future Current Reports on Form 8-K within the applicable time periods specified in the rules and forms of the SEC relating to such reports.

We are currently integrating CSI into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and, where necessary, making changes in controls and procedures related to the CSI business, which we expect to be completed in fiscal year 2015.

Other than the changes described above in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

 There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Annual Report on Form 10-K filed with SEC on March 19, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
Jan 1 – Jan 31, 2015	—	$—	N/A	N/A
February 1 – February 28, 2015	—	—	N/A	N/A
March 1 – March 31, 2015	—	—	N/A	N/A
Total	—		N/A	N/A

(1)	Units acquired in connection with the vesting of certain employee restricted units.

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iv) Consolidated Statement of Partners’ Capital for the three month period ended March 31, 2015; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	May 12, 2015	By:	/s/Timothy A. Knox
Timothy A. Knox, President
Principal Executive Officer

Date:	May 12, 2015	By:	/s/James P. Rounsavall
James P. Rounsavall
Chief Financial Officer, Treasurer and Secretary
Principal Financial Officer

Date:	May 12, 2015	By:	/s/Susan R. Makovy
Susan R. Makovy
Controller
Principal Accounting Officer

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iv) Consolidated Statement of Partners’ Capital for the three month period ended March 31, 2015; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2015.