Form 10-Q
period 2015-06-30
CSI Compressco LP
filed 2015-08-11
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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
Yes [   ]  No [ X ]
As of August 7, 2015, there were 33,183,294 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Compression and related services	72,826	30,043	148,114	57,970
Aftermarket services	4,671	—	14,121	—
Equipment and parts sales	48,968	2,065	67,119	3,948
Total revenues	126,465	32,108	229,354	61,918
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	37,490	16,227	74,468	31,381
Cost of aftermarket services	4,195	—	12,367	—
Cost of equipment and parts sales	43,000	1,066	57,957	1,995
Total cost of revenues	84,685	17,293	144,792	33,376
Selling, general, and administrative expense	10,554	5,008	21,803	9,102
Depreciation and amortization	20,629	3,751	40,617	7,433
Interest expense, net	7,961	145	15,867	304
Other expense, net	1,170	498	2,409	1,037
Income before income tax provision	1,466	5,413	3,866	10,666
Provision for income taxes	303	534	895	1,168
Net income	$1,163	$4,879	$2,971	$9,498
General partner interest in net income	$379	$98	$719	$190
Common units interest in net income	$784	$2,853	$2,252	$5,554
Subordinated units interest in net income	$—	$1,928	$—	$3,754

Net income per common unit:
Basic	$0.02	$0.31	$0.07	$0.60
Diluted	$0.02	$0.30	$0.07	$0.59
Weighted average common units outstanding:
Basic	33,161,286	9,284,500	33,153,039	9,280,242
Diluted	33,161,286	9,370,041	33,153,039	9,343,188
Net income per subordinated unit:
Basic and diluted	$—	$0.31	$—	$0.60
Weighted average subordinated units outstanding:
Basic and diluted	—	6,273,970	—	6,273,970

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,163	$4,879	$2,971	$9,498
Foreign currency translation adjustment	(1,853)	77	(1,677)	(2,891)
Comprehensive income (loss)	$(690)	$4,956	$1,294	$6,607

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,279	$34,066
Trade accounts receivable, net of allowances for doubtful accounts of $1,592 in 2015 and $1,496 in 2014	54,872	78,741
Inventories	113,528	113,343
Deferred tax asset	182	124
Prepaid expenses and other current assets	6,628	5,516
Total current assets	208,489	231,790
Property, plant, and equipment:
Land and building	34,947	34,312
Compressors and equipment	812,208	756,113
Vehicles	14,069	15,915
Construction in progress	241	298
Total property, plant, and equipment	861,465	806,638
Less accumulated depreciation	(155,894)	(120,642)
Net property, plant, and equipment	705,571	685,996
Other assets:
Goodwill	233,386	233,548
Deferred tax asset	1,416	1,464
Intangible assets, net of accumulated amortization of $9,697 as of June 30, 2015 and $3,826 as of December 31, 2014	58,972	62,974
Deferred financing costs and other assets	15,565	16,689
Total other assets	309,339	314,675
Total assets	$1,223,399	$1,232,461
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$29,698	$37,815
Unearned income	54,684	65,778
Accrued liabilities and other	31,557	29,178
Amounts payable to affiliates	7,351	6,480
Deferred tax liabilities	1,481	1,117
Total current liabilities	124,771	140,368
Other liabilities:
Long-term debt, net	578,212	539,961
Deferred tax liabilities	956	1,788
Other long-term liabilities	396	63
Total other liabilities	579,564	541,812
Commitments and contingencies
Partners' capital:
General partner interest	10,881	11,341
Common units (33,183,294 units issued and outstanding at June 30, 2015 and 33,142,114 units issued and outstanding at December 31, 2014)	513,196	542,276
Accumulated other comprehensive income (loss)	(5,013)	(3,336)
Total partners' capital	519,064	550,281
Total liabilities and partners' capital	$1,223,399	$1,232,461

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital		Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders

Balance at December 31, 2014	$11,341	$542,276	$(3,336)	$550,281
Net income	719	2,252	—	2,971
Distributions ($0.98 per unit)	(1,179)	(32,536)	—	(33,715)
Equity compensation	—	1,204	—	1,204
Other comprehensive income (loss)	—	—	(1,677)	(1,677)
Balance at June 30, 2015	$10,881	$513,196	$(5,013)	$519,064

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$2,971	$9,498
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	40,617	7,433
Provision (benefit) for deferred income taxes	(433)	(141)
Equity compensation expense	1,204	437
Provision for doubtful accounts	98	212
Other non-cash charges and credits	1,710	153
(Gain) Loss on sale of property, plant, and equipment	(104)	266
Changes in operating assets and liabilities:
Accounts receivable	22,161	2,765
Inventories	(185)	(1,434)
Prepaid expenses and other current assets	(801)	5
Accounts payable and accrued expenses	(14,758)	2,043
Other	(278)	(281)
Net cash provided by operating activities	52,202	20,956
Investing activities:
Purchases of property, plant, and equipment, net	(57,092)	(10,882)
Advances and other investing activities	(64)	(1,405)
Net cash used in investing activities	(57,156)	(12,287)
Financing activities:
Proceeds from long-term debt	38,153	7,348
Distributions	(33,715)	(14,258)
Net cash provided by (used in) financing activities	4,438	(6,910)
Effect of exchange rate changes on cash	(271)	(396)
Increase (decrease) in cash and cash equivalents	(787)	1,363
Cash and cash equivalents at beginning of period	34,066	9,477
Cash and cash equivalents at end of period	$33,279	$10,840
Supplemental cash flow information:
Interest paid	$17,346	$—
Income taxes paid	$1,748	$997

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
Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2015, and for the three and six month periods ended June 30, 2015 and 2014, include all normal recurring adjustments that are necessary to provide a fair statement of our results for the interim periods. Operating results for the period ended June 30, 2015 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2015.

Results of operations for the three and six month periods ended June 30, 2015, reflect the impact of our acquisition of Compressor Systems, Inc. ("CSI"), a Delaware corporation, on August 4 2014. For further discussion of the acquisition, see Note B - Acquisition.

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

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation. These reclassifications include the final allocation of the purchase price of CSI. See Note B - Acquisitions for further discussion.

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

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in Other Expense and totaled $1.2 million and $1.7 million during the three and six month periods ended June 30, 2015, respectively, and $0.0 million and $(0.7) million during the three and six month periods ended June 30, 2014, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in progress and are stated at the lower of cost or market value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Significant components of inventories as of June 30, 2015, and December 31, 2014, are as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Parts and supplies	43,884	43,202
Work in progress	69,644	70,141
Total inventories	$113,528	$113,343

Work in progress inventories consist primarily of new compressor units located at our fabrication facility in Midland, Texas.

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three and six month periods ended June 30, 2015 and 2014, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Rental revenue	$36,187	$2,778	$81,886	$5,610
Cost of rental revenue	$22,664	$1,843	$44,110	$3,625

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

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	33,161,286	—	33,153,039	—
Restricted units outstanding	—	—	—	—
Average diluted units outstanding	33,161,286	—	33,153,039	—

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	9,284,500	6,273,970	9,280,242	6,273,970
Restricted units outstanding	85,541	—	62,946	—
Average diluted units outstanding	9,370,041	6,273,970	9,343,188	6,273,970

For the three and six month periods ended June 30, 2015, the average diluted units outstanding excludes the impact of all of the outstanding restricted unit awards, as the inclusion of these units would have been antidilutive.

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income during the three and six month periods ended June 30, 2015 and 2014, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Balance, beginning of period	$(3,160)	$(2,555)	$(3,336)	$413
Foreign currency translation adjustment	(1,853)	77	(1,677)	(2,891)
Balance, end of period	$(5,013)	$(2,478)	$(5,013)	$(2,478)

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

On April 21, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2015 of $0.495 per unit. This distribution equates to a distribution of $1.98 per outstanding unit on an annualized basis. This cash distribution was paid on May 15, 2015 to all unitholders of record as of the close of business on May 1, 2015.

On July 20, 2015 , the board of directors of our General Partner declared a cash distribution attributable to the quarter June 30, 2015 of $0.500 per unit. This distribution equates to a distribution of $2.00 per outstanding unit on an annualized basis. This cash distribution is to be paid on August 14, 2015 to all unitholders of record as of the close of business on July 31, 2015.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement). Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our long-term 7.25% Senior Notes at June 30, 2015 and December 31, 2014, were approximately $336.9 million (a level 2 fair value measurement) and $354.9 million, respectively, compared to an aggregate principal amount of $350.0 million, as current rates on those dates were different from the stated interest rates on the 7.25% Senior Notes. We calculate the fair value of our 7.25% Senior Notes as of December 31, 2014 internally, using current market conditions and average cost of debt (a level 2 fair value measurement).
We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). A summary of these fair value measurements as of June 30, 2015 is as follows:

		Fair Value Measurements Using
Description	Total as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$44	$—	$44	$—
	$44

New Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in the Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for our first quarter in fiscal 2017, pending a one year deferral currently under consideration by the FASB, under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements. On July 9, 2015, the FASB voted to approve a one year deferral of the ASU which would make it effective for annual periods beginning after December 15, 2017, and interim periods within those years.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statements - Extraordinary and Unusual Items” (Sub-Topic 225-20), which eliminates from U.S. GAAP the concept of extraordinary items. The ASU eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or occurring infrequently. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and may be applied prospectively or retrospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The ASU requires entities that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability. This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods and is to be applied retrospectively. Early adoption is permitted. We plan to adopt this change retrospectively, and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE B – ACQUISITION

Acquisition of Compressor Systems, Inc.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of CSI for $825.0 million cash (the "CSI Acquisition"). Prior to the acquisition, CSI owned one of the largest fleets of natural gas compressor packages in the United States. Headquartered in Midland, Texas, CSI fabricates, sells, and maintains natural gas compressors and provides a full range of compression products and services that covers compression needs throughout the entire natural gas production and transportation cycle to natural gas and oil producing clients. CSI derives revenues through three primary business lines: compression and related services, equipment and parts sales, and aftermarket services. Strategically, the acquisition affords us the opportunity to capture significant synergies associated with our product and service offerings and our fabrication operations, further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits.

Our allocation of the purchase price to the estimated fair value of the CSI net assets is as follows (in thousands):

Current assets	$101,411
Property and equipment	571,706
Intangible assets	68,000
Goodwill	161,387
Total assets acquired	902,504

Current liabilities	77,504
Total liabilities assumed	77,504
Net assets acquired	$825,000
The allocation of purchase price includes approximately $161.4 million allocated to deductible goodwill recorded, and is supported by the strategic benefits discussed above that are expected to be generated from the acquisition. Adjustments to the allocation of purchase price affecting inventory, property, plant, and equipment, intangible assets, and other current assets and liabilities have been reflected in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014. The adjustment to the previously presented goodwill balance as of December 31, 2014 was $0.1 million. These adjustments to the allocation of purchase price for long-lived assets did not have a material impact on the depreciation and amortization of these assets. The acquired property, plant, and equipment is stated at fair value, and depreciation on the acquired property, plant, and equipment is computed using the straight-line method over the estimated useful lives of each asset. Buildings are depreciated using useful lives of 15 to 30 years. Machinery and equipment is depreciated using useful lives of 2 to 16 years. Automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets represents approximately $33.7 million for trademarks/trade names, approximately $21.4 million for customer relationships, and approximately $12.9 million for other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 15 years. These intangible assets are recorded net of approximately $9.7 million of accumulated amortization as of June 30, 2015.

For the three month period ended June 30, 2015, our revenues, depreciation and amortization, and pretax earnings, excluding $8.0 million of allocated interest and administrative expense, included $96.3 million, $16.5 million, and $6.7 million, respectively, associated with the CSI Acquisition. For the six month period ended June 30, 2015, our revenues, depreciation and amortization, and pretax earnings, excluding $15.8 million of allocated interest and administrative expense, included $167.5 million, $32.4 million, and $13.6 million, respectively, associated with the CSI Acquisition. Approximately $16.6 million of deferred financing costs were incurred in connection with the acquisition and included in Other Assets as of the acquisition date, and will be amortized over the term of the related debt. An additional $6.7 million of interim financing costs related to the acquisition were incurred and reflected in other expense during the year ended December 31, 2014.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
	(In Thousands, Except Per Unit Amounts)

Revenues	$109,426	$232,267
Depreciation and amortization	18,636	37,002
Net income	1,939	5,835

Per share information:
Net income per common unit:
Basic	$0.06	$0.17
Diluted	$0.06	$0.17

Net income per subordinated unit:
Basic and diluted	$0.06	$0.17

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2015	December 31, 2014
	Scheduled Maturity	(In Thousands)
Credit Agreement	August 4, 2019	$233,000	$195,000
7.25% Senior Notes (presented net of the unamortized discount of $4.8 million as of June 30, 2015 and $5.0 million as of December 31, 2014)	August 15, 2022	345,212	344,961
		578,212	539,961
Less current portion		—	—
Total long-term debt		$578,212	$539,961

We are in compliance with all covenants and conditions of our debt agreements as of June 30, 2015.

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

Foreign Currency Derivative Contracts

As of June 30, 2015, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Canadian dollar	$780	1.25	7/17/2015
Forward sale Mexican peso	$2,066	15.71	7/17/2015

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of June 30, 2015 and December 31, 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	June 30, 2015	December 31, 2014
		(In Thousands)
Forward sale contracts	Current assets	$44	$—
Net asset		$44	$—

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six month periods ended June 30, 2015, we recognized approximately $0.0 million and $0.2 million, respectively, of net gains associated with our foreign currency derivative program, and such amount is included in other expense, net, in the accompanying consolidated statement of operations.

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

Under the terms of the Omnibus Agreement, we or TETRA may, but neither of us are under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the other, for such periods of time and in such amounts as may be mutually agreed upon by TETRA and our General Partner. Any such services are required to be performed on terms that are (i) approved by the conflicts committee of our General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our General Partner.

Under the terms of the Omnibus Agreement, we or TETRA may, but neither of us are under any obligation to, sell, lease or exchange on a like-kind basis to the other such production enhancement or other oilfield services equipment as is needed or desired to meet either of our production enhancement or other oilfield services obligations, in such amounts, upon such conditions and for such periods of time, if applicable, as may be mutually agreed upon by TETRA and our General Partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of our General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our General Partner. In addition, unless otherwise approved by the conflicts committee of our General Partner’s board of directors, TETRA may purchase newly fabricated equipment from us at a negotiated price, provided that such price may not be less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof.

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

NOTE I — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $350 million in aggregate principal amount of 7.25% Senior Notes (the "7.25% Senior Notes") are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

Compressor Systems, Inc.
CSI Compressco Field Services International LLC
CSI Compressco Holdings LLC
CSI Compressco International LLC
CSI Compressco Leasing LLC
CSI Compressco Operating LLC
CSI Compressco Sub, Inc.
CSI Compression Holdings, LLC
Pump Systems International, Inc.
Rotary Compressor Systems, Inc.

As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Senior Notes. Financial information of the Issuers includes CSI Compressco Finance Inc., which had no assets or operations for any of the periods presented.

Condensed Consolidating Balance Sheet
June 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS
Current assets	$254	$180,639	$27,596	$—	$208,489
Property, plant, and equipment, net	—	681,936	23,635	—	705,571
Investments in subsidiaries	544,784	16,510	—	(561,294)	—
Intangible and other assets, net	9,014	298,568	1,757	—	309,339
Intercompany receivables	321,968	—	—	(321,968)	—
Total non-current assets	875,766	997,014	25,392	(883,262)	1,014,910
Total assets	$876,020	$1,177,653	$52,988	$(883,262)	$1,223,399

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$11,699	$100,690	$5,031	$—	$117,420
Amounts payable to affiliates	45	2,954	4,352	—	7,351
Long-term debt	345,212	233,000	—	—	578,212
Intercompany payables	—	295,800	26,168	(321,968)	—
Other long-term liabilities	—	425	927	—	1,352
Total liabilities	356,956	632,869	36,478	(321,968)	704,335
Total partners' capital	519,064	544,784	16,510	(561,294)	519,064
Total liabilities and partners' capital	$876,020	$1,177,653	$52,988	$(883,262)	$1,223,399

Condensed Consolidating Balance Sheet
December 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS
Current assets	$28	$197,485	$34,277	$—	$231,790
Property, plant, and equipment, net	—	669,145	16,851	—	685,996
Investments in subsidiaries	562,290	17,303	—	(579,593)	—
Intangible and other assets, net	9,650	303,252	1,773	—	314,675
Intercompany receivables	335,151	—	—	(335,151)	—
Total non-current assets	907,091	989,700	18,624	(914,744)	1,000,671
Total assets	$907,119	$1,187,185	$52,901	$(914,744)	$1,232,461

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$11,634	$116,577	$5,677	$—	$133,888
Amounts payable to affiliates	44	987	5,449	—	6,480
Long-term debt	344,961	195,000	—	—	539,961
Intercompany payables	—	311,389	23,762	(335,151)	—
Other long-term liabilities	199	942	710	—	1,851
Total liabilities	356,838	624,895	35,598	(335,151)	682,180
Total partners' capital	550,281	562,290	17,303	(579,593)	550,281
Total liabilities and partners' capital	$907,119	$1,187,185	$52,901	$(914,744)	$1,232,461

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended June 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$117,667	$11,729	$(2,931)	$126,465
Cost of revenues (excluding depreciation and amortization expense)	—	78,678	8,938	(2,931)	84,685
Selling, general and administrative expense	877	9,212	465	—	10,554
Depreciation and amortization	—	19,841	788	—	20,629
Interest expense, net	6,472	1,489	—	—	7,961
Other expense, net	318	442	410	—	1,170
Equity in net income of subsidiaries	(8,830)	(821)	—	9,651	—
Income before income tax provision	1,163	8,826	1,128	(9,651)	1,466
Provision (benefit) for income taxes	—	(4)	307	—	303
Net income	1,163	8,830	821	(9,651)	1,163
Other comprehensive income (loss)	(1,853)	(1,853)	(1,853)	3,706	(1,853)
Comprehensive income (loss)	$(690)	$6,977	$(1,032)	$(5,945)	$(690)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended June 30, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$23,671	$11,096	$(2,659)	$32,108
Cost of revenues (excluding depreciation and amortization expense)	—	10,670	9,282	(2,659)	17,293
Selling, general and administrative expense	235	4,012	761	—	5,008
Depreciation and amortization	—	3,448	303	—	3,751
Interest expense, net	—	148	(3)	—	145
Other expense, net	—	422	76	—	498
Equity in net income of subsidiaries	(5,114)	(1,037)	—	6,151	—
Income before income tax provision	4,879	6,008	677	(6,151)	5,413
Provision (benefit) for income taxes	—	894	(360)	—	534
Net income	4,879	5,114	1,037	(6,151)	4,879
Other comprehensive income (loss)	77	77	77	(154)	77
Comprehensive income	$4,956	$5,191	$1,114	$(6,305)	$4,956

Condensed Consolidating Statement of Operations
and Comprehensive Income
Six Months Ended June 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$220,688	$22,397	$(13,731)	$229,354
Cost of revenues (excluding depreciation and amortization expense)	—	141,592	16,931	(13,731)	144,792
Selling, general and administrative expense	1,354	19,454	995	—	21,803
Depreciation and amortization	—	38,461	2,156	—	40,617
Interest expense, net	12,941	2,926	—	—	15,867
Other expense, net	619	861	929	—	2,409
Equity in net income of subsidiaries	(17,885)	(885)	—	18,770	—
Income before income tax provision	2,971	18,279	1,386	(18,770)	3,866
Provision for income taxes	—	394	501	—	895
Net income	2,971	17,885	885	(18,770)	2,971
Other comprehensive income (loss)	(1,677)	(1,677)	(1,677)	3,354	(1,677)
Comprehensive income (loss)	$1,294	$16,208	$(792)	$(15,416)	$1,294

Condensed Consolidating Statement of Operations
and Comprehensive Income
Six Months Ended June 30, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$46,882	$20,306	$(5,270)	$61,918
Cost of revenues (excluding depreciation and amortization expense)	—	21,604	17,042	(5,270)	33,376
Selling, general and administrative expense	437	6,948	1,717	—	9,102
Depreciation and amortization	—	6,839	594	—	7,433
Interest expense, net	—	332	(28)	—	304
Other expense, net	—	125	912	—	1,037
Equity in net income of subsidiaries	(9,935)	(353)	—	10,288	—
Income before income tax provision	9,498	11,387	69	(10,288)	10,666
Provision (benefit) for income taxes	—	1,452	(284)	—	1,168
Net income	9,498	9,935	353	(10,288)	9,498
Other comprehensive income (loss)	(2,891)	(2,891)	(2,891)	5,782	(2,891)
Comprehensive income (loss)	$6,607	$7,044	$(2,538)	$(4,506)	$6,607

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Net cash provided by (used in) operating activities	$—	$42,771	$9,431	$—	$52,202
Investing activities:
Purchases of property, plant, and equipment, net	—	(46,638)	(10,454)	—	(57,092)
Intercompany investment activity	33,715	—		(33,715)	—
Advances and other investing activities		(64)	—		(64)
Net cash provided by (used in) investing activities	33,715	(46,702)	(10,454)	(33,715)	(57,156)
Financing activities:
Proceeds from long-term debt	—	38,153	—	—	38,153
Distributions	(33,715)	—	—	—	(33,715)
Intercompany contribution (distribution)	—	(33,715)	—	33,715	—
Net cash provided by (used in) financing activities	(33,715)	4,438	—	33,715	4,438
Effect of exchange rate changes on cash	—	—	(271)	—	(271)
Increase (decrease) in cash and cash equivalents	—	507	(1,294)	—	(787)
Cash and cash equivalents at beginning of period	—	23,343	10,723	—	34,066
Cash and cash equivalents at end of period	$—	$23,850	$9,429	$—	$33,279

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Net cash provided by (used in) operating activities	$—	$18,484	$2,472	$—	$20,956
Investing activities:
Purchases of property, plant, and equipment, net	—	(9,708)	(1,174)	—	(10,882)
Intercompany investment activity	14,258	—		(14,258)	—
Advances and other investing activities	—	(1,405)	—	—	(1,405)
Net cash provided by (used in) investing activities	14,258	(11,113)	(1,174)	(14,258)	(12,287)
Financing activities:
Proceeds from long-term debt	—	7,348	—	—	7,348
Distributions	(14,258)	—	—	—	(14,258)
Intercompany contribution (distribution)	—	(14,258)	—	14,258	—
Net cash provided by (used in) financing activities	(14,258)	(6,910)	—	14,258	(6,910)
Effect of exchange rate changes on cash	—	—	(396)	—	(396)
Increase (decrease) in cash and cash equivalents	—	461	902	—	1,363
Cash and cash equivalents at beginning of period	—	4,339	5,138	—	9,477
Cash and cash equivalents at end of period	$—	$4,800	$6,040	$—	$10,840

NOTE J – SUBSEQUENT EVENTS

On July 20, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2015 of $0.50 per unit. This distribution equates to a distribution of $2.00 per outstanding unit, on an annualized basis. This cash distribution is to be paid on August 14, 2015 to all unitholders of record as of the close of business on July 31, 2015.

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

Business Overview

The CSI Acquisition, which closed on August 4, 2014, significantly impacted our revenues, results of operations, and operating cash flow during the three month period ended June 30, 2015 compared to the corresponding prior year period. Revenues generated by CSI during the second quarter of 2015 totaled approximately $96.3 million, increasing consolidated revenues for the second quarter of 2015 to $126.5 million, compared to $32.1 million during the second quarter of 2014. CSI revenues during the second quarter of 2015 included approximately $43.3 million of compression and $4.7 million of aftermarket services revenues, primarily in the U.S., and approximately $48.3 million of equipment and parts sales revenues. Due to decreased oil and natural gas prices during the current year period compared to the corresponding prior year period, there has been a reduction in demand for production enhancement compression services, including in liquids-rich resource plays and vapor recovery applications. Despite this decreased demand, our pre-CSI Acquisition compression service revenues remained relatively consistent during the three month period ended June 30, 2015 compared to the corresponding prior year period, decreasing by approximately $0.5 million. We expect that oil and gas exploration activity levels will continue to be decreased during the remainder of 2015 compared to 2014, while most ongoing customer projects supporting gas gathering, midstream, and processing will proceed to completion. Much of our current equipment sales fabrication backlog is associated with such customer projects. Our equipment sales fabrication backlog decreased as of June 30, 2015 compared to December 31, 2014, as completed equipment sales during the first half of 2015 exceeded new equipment sales orders. However, the level of sales orders and completed sales both increased during the second quarter of 2015 compared to the first quarter of 2015. Although our compressor fleet horsepower utilization rate has decreased as of the end of each of the past two quarters, we feel the diversity of our compressor package fleet and the existing levels of natural gas production will continue to support the demand for our compressor packages and services, despite current prices for oil and natural gas.
Including the increased horsepower (HP) added from the CSI Acquisition, our total HP offering has increased from approximately 187,000 prior to the acquisition to over 1,139,000 as of June 30, 2015, and this increase allows us to utilize a wide range of compressor packages (from 20 HP to 2,370 HP) to provide compression services to customers. The CSI Acquisition dramatically expanded our service and equipment sales offerings in the over-100 HP compression services market, complementing our existing strong presence in the below-100 HP compression services market. Strategically, the acquisition afforded us the opportunity to capture significant synergies associated with our service and product offerings and our fabrication operations, to further expand into new and existing markets, and to achieve administrative efficiencies and other strategic benefits.
The continued growth of our operations is particularly dependent upon our continued capital expenditure program. Capital expenditures during the first six months of 2015 totaled $57.1 million and we anticipate that our total capital expenditures during all of 2015 will be approximately $105 million, including approximately $14 million of maintenance capital expenditures. We plan to fund this continuing investment through our Credit Agreement, undistributed operating cash flows, and potentially other sources, if necessary.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three month period ended June 30, 2015, is provided within the Results of Operations sections below.

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

The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Net income	$1,163	$4,879	$2,971	$9,498
Provision for income taxes	303	534	895	1,168
Depreciation and amortization	20,629	3,751	40,617	7,433
Interest expense, net	7,961	145	15,867	304
EBITDA	$30,056	$9,309	$60,350	$18,403

The following table reconciles cash flow from operating activities to EBITDA:

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Cash flow from operating activities	$52,202	$20,956
Changes in current assets and current liabilities	(6,139)	(3,098)
Deferred income taxes	433	141
Other non-cash charges	(2,908)	(1,068)
Interest expense, net	15,867	304
Provision for income taxes	895	1,168
EBITDA	$60,350	$18,403

The CSI Acquisition has had, and is expected to continue to have, a significant impact on EBITDA going forward.

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

The following table sets forth our total horsepower in our fleet and our total horsepower in service as of the dates shown.

	June 30,
	2015	2014
Horsepower
Total horsepower in fleet	1,138,656	187,513
Total horsepower in service	952,442	162,453
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
Manufacturing and Backlog. Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facilities in Midland, Texas and Oklahoma City, Oklahoma. The equipment is fabricated to applicable customer and standard specifications. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of June 30, 2015, our fabrication backlog was approximately $86.9 million, of which approximately $67.1 million is expected to be recognized through the year ended December 31, 2015, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

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

During the first half of 2015, global oil and natural gas commodity prices, particularly crude oil, were significantly decreased compared to early 2014. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The accompanying decrease in the price of our common units during the last half of 2014 caused an overall reduction in our market capitalization. Although the price of our common units increased as of June 30, 2015 compared to December 31, 2014, and our market capitalization exceeds our recorded net book value, uncertain market conditions resulting from current oil and natural gas prices continue. We have updated our internal business outlook to consider the current global economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of December 31, 2014 or June 30, 2015. However, because our estimated fair value exceeded our carrying value by approximately 10%, there is a reasonable possibility that the $233.4 million of goodwill may be impaired in a future period resulting in a non-cash charge to earnings, and the amount of such impairment may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, the prices of oil and natural gas, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Adverse developments with regard to these factors could have a further negative effect on our fair value.

Results of Operations

Results of operations for the three months ended June 30, 2015, reflect the impact of the CSI Acquisition acquired in August 2014.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	Three Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In Thousands)
Revenues:
Compression and related services	72,826	30,043	$42,783	57.6%	93.6%	142.4%
Aftermarket services	4,671	—	$4,671	3.7%	—%	—%
Equipment and parts sales	48,968	2,065	46,903	38.7%	6.4%	2,271.3%
Total revenues	126,465	32,108	$94,357	100.0%	100.0%	293.9%
Cost of revenues:
Cost of compression and related services	37,490	16,227	21,263	29.6%	50.5%	131.0%
Cost of aftermarket services	4,195	—	$4,195	3.3%	—%	—%
Cost of equipment and parts sales	43,000	1,066	41,934	34.0%	3.3%	3,933.8%
Total cost of revenues	84,685	17,293	$67,392	67.0%	53.9%	389.7%
Selling, general and administrative expense	10,554	5,008	5,546	8.3%	15.6%	110.7%
Depreciation and amortization	20,629	3,751	16,878	16.3%	11.7%	450.0%
Interest expense, net	7,961	145	7,816	6.3%	0.5%	5,390.3%
Other expense, net	1,170	498	672	0.9%	1.6%	134.9%
Income before income taxes	1,466	5,413	$(3,947)	1.2%	16.9%	(72.9)%
Provision for income taxes	303	534	(231)	0.2%	1.7%	(43.3)%
Net income	$1,163	$4,879	$(3,716)	0.9%	15.2%	(76.2)%

Revenues

Revenues during the second quarter of 2015 significantly increased compared to the prior year period, primarily due to the acquired operations of CSI, which generated aggregate revenues of approximately $96.3 million during the second quarter of 2015. Compression and related services revenues increased by $42.8 million, due to approximately $43.3 million of compression and related services revenues generated by CSI. Service revenues from pre-CSI Acquisition operations decreased approximately $0.5 million, due in part to a significant decrease in oil and natural gas prices compared to the prior year period. Decreased commodity prices have adversely impacted the demand for production enhancement compression services applications, including for liquids-rich resource plays and vapor recovery applications. An additional $4.7 million of aftermarket services revenues were also realized as a result of the CSI Acquisition. Demand for compression and related services in the U.S. has been driven by the significant investments made in recent years related to increased exploration and production of oil and natural gas and the related infrastructure, including midstream gas transmission, gathering, processing, vapor recovery, and wellhead compression. We have continued to increase the overall size of our compressor package service fleet, particularly our mid- and high-horsepower fleet, both in the U.S. and certain foreign markets, to serve the current levels of demand for services.

In addition to the increase in consolidated compression and related services and aftermarket services revenues, there was an increase of approximately $46.9 million in revenues from the sales of equipment and parts during the three months ended June 30, 2015, compared to the prior year period. This increase is primarily due to the acquisition of CSI, which generated equipment and parts sales revenues of $48.3 million during the current year period. This increase was partially offset by decreased equipment and parts sales from our non-CSI operations. The level of revenues from equipment and parts sales is volatile and typically difficult to forecast, as these revenues are tied to specific projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in cost of compression and related services revenues during the quarter ended June 30, 2015, compared to the prior year period was primarily due to the impact of the CSI Acquisition, which generated approximately $21.2 million of cost during the second quarter of 2015. Cost of compression and related services as a percentage of compression and related services revenues was 51.5% during the quarter ended June 30, 2015, compared to 54.0% from the prior year period. CSI cost of compression services as a percentage of compression services revenues was 48.8% during the current year period. We are continuing to capture additional synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward, and are expected to result in increased cost and income tax efficiencies in future periods.

Cost of equipment and parts sales increased compared to the prior year due to the increased sales, primarily related to the CSI Acquisition, discussed above.

Selling, general and administrative expense

Selling, general and administrative expense increased for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to approximately $5.0 million of added administrative personnel and facility costs from the CSI Acquisition. Also, selling, general and administrative costs increased approximately $1.0 million as a result of increased allocated costs from TETRA pursuant to our Omnibus Agreement as a result of increased administrative requirements resulting from the CSI Acquisition. Selling, general and administrative expenses were also increased compared to the prior year period due to $0.2 million of increased professional fees, primarily associated with audit, tax, and legal expenses. Professional fee expenses during the second quarter of 2015 decreased approximately $0.2 million compared to the first quarter of 2015, as these costs are typically highest during the first quarter of each year due to year end reporting requirements. These increases were partially mitigated by administrative cost reductions and integration efficiencies achieved. The ongoing efforts to integrate the administrative functions of CSI are expected to result in further efficiencies going forward. Selling, general and administrative expense as a percentage of revenues decreased significantly compared to the prior year period, reflecting the increased efficiency of our expanded operations.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased compared to the prior year period primarily as a result of approximately $16.5 million of depreciation and amortization from the CSI Acquisition, and includes the impact of the allocation of the purchase price to the estimated fair values of CSI's property, plant, and equipment and identified intangible assets.

Interest expense

Interest expense increased compared to the prior year period due to increased borrowings under the Credit Agreement and the issuance of the 7.25% Senior Notes in connection with the CSI Acquisition. As of June 30, 2015, our total outstanding borrowing under our Credit Agreement was $233.0 million. Interest expense is expected to continue to be increased compared to the periods prior to the CSI Acquisition as a result of the borrowings associated with the CSI Acquisition and with the financing of capital expenditures.

Other expense, net

Other expense, net, was $1.2 million during the second quarter of 2015 compared to $0.5 million of expense during the corresponding prior year period, primarily due to approximately $0.3 million of financing cost amortization during the current year period, and approximately $0.4 million of increased foreign currency losses compared to the prior year period.

Provision for income taxes

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiaries. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations in the foreign countries in which we operate.

Results of Operations

Results of operations for the six months ended June 30, 2015, reflect the impact of the CSI Acquisition acquired in August 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

	Six Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In Thousands)
Revenues:
Compression and related services	148,114	57,970	90,144	64.6%	93.6%	155.5%
Aftermarket services	14,121	—	14,121	6.2%	—%	—%
Equipment and parts sales	67,119	3,948	63,171	29.3%	6.4%	100.0%
Total revenues	229,354	61,918	167,436	100.0%	100.0%	270.4%
Cost of revenues:
Cost of compression and related services	74,468	31,381	43,087	32.5%	50.7%	137.3%
Cost of aftermarket services	12,367	—	12,367	5.4%	—%	—%
Cost of equipment and parts sales	57,957	1,995	55,962	25.3%	3.2%	100.0%
Total cost of revenues	144,792	33,376	111,416	63.1%	53.9%	333.8%
Selling, general and administrative expense	21,803	9,102	12,701	9.5%	14.7%	139.5%
Depreciation and amortization	40,617	7,433	33,184	17.7%	12.0%	446.4%
Interest expense, net	15,867	304	15,563	6.9%	0.5%	5,119.4%
Other expense, net	2,409	1,037	1,372	1.1%	1.7%	132.3%
Income before income taxes	3,866	10,666	(6,800)	1.7%	17.2%	(63.8)%
Provision for income taxes	895	1,168	(273)	0.4%	1.9%	(23.4)%
Net income	$2,971	$9,498	$(6,527)	1.3%	15.3%	(68.7)%

Revenues

Revenues during the six months ended June 30, 2015 significantly increased compared to the prior year period primarily due to the acquired operations of CSI, which generated aggregate revenues of approximately $167.5 million during the six months ended June 30, 2015. Approximately $87.8 million of the $90.1 million increase in compression and related services revenues were generated by CSI. In addition, service revenues from pre-CSI Acquisition operations increased approximately $2.4 million. Decreased oil and natural gas commodity prices have adversely impacted the demand for production enhancement compression services applications, includng for liquids-rich resource plays and vapor recovery applications. An additional $14.1 million of aftermarket services revenues were also added as a result of the CSI Acquisition. Demand for compression and related services in the U.S. has been driven by the significant investments made in recent years related to increased exploration and production of oil and natural gas and the related infrastructure, including midstream gas transmission, gathering, processing, vapor recovery, and wellhead compression. We have continued to increase the overall size of our compressor package service fleet, particularly our mid- and high-horsepower fleet, both in the U.S. and certain foreign markets, to serve the current levels of demand for services.

In addition to the increase in consolidated compression and related services and aftermarket services revenues, there was an increase of approximately $63.2 million in revenues from the sales of equipment and parts during the six months ended June 30, 2015, compared to the prior year period. This increase is primarily due to the acquisition of CSI which generated equipment and parts sales revenues of $65.7 million during the current year period. This increase was partially offset by decreased equipment and parts sales from our non-CSI operations.

Cost of revenues

The increase in cost of compression and related services revenues during the six months ended June 30, 2015, compared to the prior year period was primarily due to the impact of the CSI Acquisition, which generated approximately $41.3 million of cost during the six months ended 2015. Cost of compression and related services as a percentage of compression and related services revenues was 50.3% during the six months ended June 30, 2015, compared to 54.1% from the prior year period. CSI cost of compression services as a percentage of compression services revenues was 47.1% during the current year period. We are continuing to capture additional synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward, and are expected to result in increased cost efficiencies in future periods.

Cost of equipment and parts sales increased compared to the prior year period due to the increased sales, primarily related to the CSI Acquisition, discussed above.

Selling, general and administrative expense

Selling, general and administrative expense increased for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to approximately $10.8 million of added administrative personnel and facility costs from the CSI Acquisition. Also, selling, general and administrative costs increased approximately $1.8 million compared to the prior year period as a result of increased allocated costs from TETRA pursuant to our Omnibus Agreement as a result of increased administrative requirements resulting from the CSI Acquisition. Selling, general and administrative expenses were also increased due to $1.1 million of increased professional fees, primarily associated with audit, tax, and legal expenses associated with year end reporting. Such costs are typically highest during the first quarter of each year. These increases were partially mitigated by administrative cost reductions and integration efficiencies achieved. The ongoing efforts to integrate the administrative functions of CSI are expected to result in further efficiencies going forward. Selling, general and administrative expense as a percentage of revenues decreased significantly compared to the prior year period, reflecting the increased efficiency of our expanded operations.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased approximately $32.4 million due to depreciation and amortization from the CSI Acquisition, and includes the impact of the allocation of the purchase price to the estimated fair values of CSI's property, plant, and equipment and identified intangible assets.

Interest expense

Interest expense increased due to increased borrowings under the Credit Agreement and the issuance of the 7.25% Senior Notes in connection with the CSI Acquisition. As of June 30, 2015, our total outstanding borrowing under our Credit Agreement was $233.0 million. Interest expense is expected to continue to be increased compared to the periods prior to the CSI Acquisition as a result of the borrowings associated with the CSI Acquisition and the financing of capital expenditures.

Other expense, net

Other expense, net, was $2.4 million during the six months ended June 30, 2015, compared to $1.0 million of expense during the corresponding prior year period, primarily due to approximately $1.3 million of financing cost amortization during the current year period and approximately $0.1 million of increased foreign currency losses compared to the prior year period.

Provision for income taxes

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiaries. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations in the foreign countries in which we operate.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and operating leases, which we believe will be sufficient to meet our working capital requirements. Increasingly competitive market environments, along with the continuation of decreased oil and natural gas prices experienced beginning in late 2014, have resulted in additional challenges in many of our domestic and international business regions. We reported significantly increased revenues and gross profit as a result of the acquisition of CSI. Despite the growth in revenues and gross profit, we continue to experience decreased activity from project delays by certain customers as a result of the oil and natural gas price declines that began in 2014.

Our cash flows from operating activities increased for the six months ended June 30, 2015, when compared to the corresponding prior year period, by $31.2 million, primarily as a result of the increased operations following the CSI Acquisition. Cash flows used in investing activities for the six months ended June 30, 2015, increased $44.9 million when compared to the same period in 2014, reflecting the increased capital expenditures stemming from expanded operations subsequent to the CSI Acquisition. Cash flows provided by financing activities was $4.4 million for the six months ended June 30, 2015, as compared to cash flows used by financing activities of $6.9 million in the prior year period, primarily as a result of the proceeds from increased borrowings. Our sources and uses of cash during the six month periods ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30, 2015
	2015	2014
Operating activities	$52,202	$20,956
Investing activities	(57,156)	(12,287)
Financing activities	4,438	(6,910)

As a result of the transactions undertaken to finance the CSI Acquisition in 2014, our consolidated capital structure significantly changed. We believe that we have sufficient liquid assets, cash flow from operations, and other capital resources to meet our financial commitments, debt service obligations, and anticipated capital expenditures. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our expanded operations, funds borrowed under our Credit Agreement and funds received from the issuance of additional debt and equity. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Continued growth in our operations, both internationally and in the U.S, will require ongoing significant capital expenditure investment. We anticipate that our total capital expenditures during 2015 will be approximately $105 million, including approximately $14 million of maintenance capital expenditures. Continued growth or expansion of our operations or increased working capital requirements could result in the need for additional borrowings or equity offerings.

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

On July 20, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2015 of $0.50 per unit. This distribution equates to a distribution of $2.00 per outstanding common unit on an annualized basis. This quarterly cash distribution is to be paid on August 14, 2015 to all common unitholders of record as of the close of business on July 31, 2015. The amount to be distributed on August 14, 2015, will also include the impact of incentive distribution rights of our General Partner, for amounts distributed in excess of $0.445625 per common unit.

Cash Flows

Operating Activities

Net cash from operating activities increased by $31.2 million during the six month period ended June 30, 2015 to $52.2 million compared to $21.0 million for the corresponding prior year period. Cash provided from operating activities increased during the first six months of 2015 as a result of increased operations following the CSI Acquisition.

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

Investing Activities

Capital expenditures during the six month period ended June 30, 2015 increased by $46.2 million compared to the corresponding prior year period, reflecting the impact of our expanded operations subsequent to the CSI Acquisition. The capital expenditure requirements of CSI are significantly increased compared to our pre-CSI Acquisition operations, due to the size and scope of the operations of CSI and the significantly higher horsepower of CSI compressor packages. Total capital expenditures during the current year period of $57.1 million include $4.2 million of maintenance capital expenditures. Our expansion capital programs for 2015 are focused on increasing our fleet to meet customer needs, and we currently plan to spend up to approximately $105 million on capital expenditures during all of 2015 including approximately $14 million of estimated maintenance capital expenditures.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to our unitholders of record on the applicable record date and to our General Partner. During the six month period ended June 30, 2015, we distributed approximately $33.7 million to our unitholders and General Partner. On July 20, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2015 of $0.500 per unit. This cash distribution is to be paid on August 14, 2015 to all unitholders of record as of the close of business on July 31, 2015.

7.25% Senior Notes

In August 2014, we and one of our indirect wholly owned subsidiaries, CSI Compressco Finance Inc., a Delaware corporation (we, together with CSI Compressco Finance Inc., the "Issuers"), issued $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended pursuant to a Note Purchase Agreement dated July 29, 2014. The CCLP Senior Notes were subsequently registered through a public exchange offer that closed on July 20, 2015.

The obligations under the 7.25% Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the Indenture as of June 30, 2015.

Bank Credit Facilities

Under the Credit Agreement, we and our CSI Compressco Sub, Inc. subsidiary are named as the borrowers and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). The Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As of August 11, 2015, we have a balance outstanding under the Credit Agreement of $233.0 million, and $6.1 million letters of credit and performance bonds outstanding, leaving availability under the Credit Agreement of $160.9 million.

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 1.00% per annum. LIBOR based loans will have an applicable margin that will range between 1.75% and 2.50% per annum and base rate loans will have an applicable margin that will range between 0.75% and 1.50% per annum, each based on our consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on our consolidated total leverage ratio. We are required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

The Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA ) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The Credit Agreement provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility. We are in compliance with all covenants and conditions of the Credit Agreement as of June 30, 2015.

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

Off Balance Sheet Arrangements

As of June 30, 2015, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first six months of 2015, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

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

Interest Rate Risk

Through June 30, 2015, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our Form 10-K for the year ended December 31, 2014.

Exchange Rate Risk

 We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in Mexican pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 10.0% would have a $108,000 impact on our net income for the three month period ended June 30, 2015.

We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of June 30, 2015, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Canadian dollar	$780	1.25	7/17/2015
Forward sale Mexican peso	$2,066	15.71	7/17/2015

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of June 30, 2015, is as follows:

	Balance Sheet	Fair Value at
Foreign currency derivative instruments	Location	June 30, 2015
		(In Thousands)
Forward sale contracts	Current assets	$44
	Current liabilities	—
Net asset		$44

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the period ended June 30, 2015, we recognized approximately $0.00 million of net gains associated with our foreign currency derivative program, and such amount is included in Other Income in the accompanying consolidated statement of operations.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that, except with respect to the event described below, our disclosure controls and procedures were effective as of June 30, 2015, the end of the period covered by this quarterly report.

We are currently integrating CSI into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and, where necessary, making changes in controls and procedures related to the CSI business, which we expect to be completed in fiscal year 2015.

Other than the changes described above in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
April 1 – April 30, 2015	—	$—	N/A	N/A
May 1 – May 31, 2015	—	—	N/A	N/A
June 1 – June 30, 2015	—	—	N/A	N/A
Total	—		N/A	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on May 6, 2015 (SEC File No. 001-35195))

10.2	CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan, as amended through March 3, 2015.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iv) Consolidated Statement of Partners’ Capital for the six month period ended June 30, 2015; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	August 11, 2015	By:	/s/Timothy A. Knox
Timothy A. Knox, President
Principal Executive Officer

Date:	August 11, 2015	By:	/s/James P. Rounsavall
James P. Rounsavall
Chief Financial Officer, Treasurer and Secretary
Principal Financial Officer

Date:	August 11, 2015	By:	/s/Susan R. Makovy
Susan R. Makovy
Controller
Principal Accounting Officer

EXHIBIT INDEX

10.1
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on May 6, 2015 (SEC File No. 001-35195))

10.2	CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan, as amended through March 3, 2015.
31.1*	Certification of Principal Executive Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Furnished Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iv) Consolidated Statement of Partners’ Capital for the six month period ended June 30, 2015; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2015.