Form 10-Q
period 2015-09-30
CSI Compressco LP
filed 2015-11-10
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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
Yes [   ]  No [ X ]
As of November 10, 2015, there were 33,186,155 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Compression and related services	72,766	58,300	220,880	116,270
Aftermarket services	7,013	6,595	21,134	6,595
Equipment and parts sales	49,145	30,997	116,264	34,945
Total revenues	128,924	95,892	358,278	157,810
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	36,041	30,561	110,509	61,942
Cost of aftermarket services	5,407	5,266	17,774	5,266
Cost of equipment and parts sales	44,667	26,622	102,624	28,617
Total cost of revenues	86,115	62,449	230,907	95,825
Selling, general, and administrative expense	10,469	10,163	32,272	19,265
Depreciation and amortization	20,610	13,476	61,227	20,909
Interest expense, net	8,201	4,998	24,068	5,302
Other expense, net	1,514	8,758	3,923	9,795
Income (loss) before income tax provision	2,015	(3,952)	5,881	6,714
Provision (benefit) for income taxes	396	(1,351)	1,291	(183)
Net income (loss)	$1,619	$(2,601)	$4,590	$6,897
General partner interest in net income	$413	$30	$1,133	$220
Common units interest in net income (loss)	$1,206	$(2,306)	$3,457	$3,248
Subordinated units interest in net income (loss)	$—	$(325)	$—	$3,429

Net income (loss) per common unit:
Basic and diluted	$0.04	$(0.10)	$0.10	$0.35
Weighted average common units outstanding:
Basic and diluted	33,185,073	23,697,093	33,163,757	14,138,668
Net income (loss) per subordinated unit:
Basic and diluted	$—	$(0.10)	$—	$0.34
Weighted average subordinated units outstanding:
Basic and diluted	—	3,341,571	—	5,285,762

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$1,619	$(2,601)	$4,590	$6,897
Foreign currency translation adjustment	(324)	(506)	(2,001)	(3,397)
Comprehensive income (loss)	$1,295	$(3,107)	$2,589	$3,500

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,305	$34,066
Trade accounts receivable, net of allowances for doubtful accounts of $1,681 in 2015 and $1,496 in 2014	58,293	78,741
Inventories	72,101	113,343
Deferred tax asset	508	124
Prepaid expenses and other current assets	5,720	5,516
Total current assets	154,927	231,790
Property, plant, and equipment:
Land and building	34,949	34,312
Compressors and equipment	830,824	756,113
Vehicles	13,027	15,915
Construction in progress	9	298
Total property, plant, and equipment	878,809	806,638
Less accumulated depreciation	(172,719)	(120,642)
Net property, plant, and equipment	706,090	685,996
Other assets:
Goodwill	233,608	233,548
Deferred tax asset	2,320	1,464
Intangible assets, net of accumulated amortization of $12,181 as of September 30, 2015 and $4,771 as of December 31, 2014	56,486	64,174
Deferred financing costs and other assets	14,988	16,689
Total other assets	307,402	315,875
Total assets	$1,168,419	$1,233,661
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$12,155	$37,815
Unearned income	24,357	65,778
Accrued liabilities and other	26,386	30,378
Amounts payable to affiliates	7,867	6,480
Deferred tax liabilities	1,972	1,117
Total current liabilities	72,737	141,568
Other liabilities:
Long-term debt, net	588,349	539,961
Deferred tax liabilities	3,411	1,788
Other long-term liabilities	349	63
Total other liabilities	592,109	541,812
Commitments and contingencies
Partners' capital:
General partner interest	10,593	11,341
Common units (33,185,742 units issued and outstanding at September 30, 2015 and 33,142,114 units issued and outstanding at December 31, 2014)	498,317	542,276
Accumulated other comprehensive income (loss)	(5,337)	(3,336)
Total partners' capital	503,573	550,281
Total liabilities and partners' capital	$1,168,419	$1,233,661

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital		Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders

Balance at December 31, 2014	$11,341	$542,276	$(3,336)	$550,281
Net income	1,133	3,457	—	4,590
Distributions ($1.48 per unit)	(1,881)	(49,075)	—	(50,956)
Equity compensation	—	1,659	—	1,659
Other comprehensive income (loss)	—	—	(2,001)	(2,001)
Balance at September 30, 2015	$10,593	$498,317	$(5,337)	$503,573

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$4,590	$6,897
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization	61,227	20,909
Provision (benefit) for deferred income taxes	1,258	(1,207)
Equity compensation expense	1,659	919
Provision for doubtful accounts	227	210
Amortization of deferred financing costs	2,089	1,421
Other non-cash charges and credits	412	(2,003)
(Gain) loss on sale of property, plant, and equipment	(156)	352
Financing expense	—	6,750
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	18,521	(12,572)
Inventories	41,242	(12,426)
Prepaid expenses and other current assets	73	(1,032)
Accounts payable and accrued expenses	(67,197)	21,452
Other	(403)	1,671
Net cash provided by operating activities	63,542	31,341
Investing activities:
Purchases of property, plant, and equipment, net	(75,998)	(28,820)
Acquisition of CSI	—	(825,000)
Advances and other investing activities	(66)	(823)
Net cash used in investing activities	(76,064)	(854,643)
Financing activities:
Proceeds from long-term debt	53,109	572,778
Payments of long-term debt	(5,000)	(93,584)
Proceeds from issuance of partnership common units	—	391,798
Distributions	(50,956)	(21,447)
Financing costs	—	(22,485)
Contribution from general partner	—	8,405
Net cash provided by (used in) financing activities	(2,847)	835,465
Effect of exchange rate changes on cash	(392)	(493)
Increase (decrease) in cash and cash equivalents	(15,761)	11,670
Cash and cash equivalents at beginning of period	34,066	9,477
Cash and cash equivalents at end of period	$18,305	$21,147
Supplemental cash flow information:
Interest paid	$30,950	$—
Income taxes paid	$2,117	$1,784

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
Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of September 30, 2015, and for the three and nine month periods ended September 30, 2015 and 2014, include all normal recurring adjustments that are necessary to provide a fair statement of our results for the interim periods. Operating results for the period ended September 30, 2015 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2015.

Results of operations for the three and nine month periods ended September 30, 2015 and 2014, reflect the impact of our acquisition of Compressor Systems, Inc. ("CSI"), a Delaware corporation, on August 4, 2014. For further discussion of the acquisition, see Note B - Acquisition.

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

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation. These reclassifications include the final allocation of the purchase price of CSI. See Note B - Acquisition for further discussion.

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

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in Other Expense and totaled $(1.0) million and $(2.7) million during the three and nine month periods ended September 30, 2015, respectively, and $(0.4) million and $(1.0) million during the three and nine month periods ended September 30, 2014, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in progress and are stated at the lower of cost or market value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Work in progress inventories consist primarily of new compressor units located at our fabrication facility in Midland, Texas. Significant components of inventories as of September 30, 2015, and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)
Parts and supplies	32,435	43,202
Work in progress	39,666	70,141
Total inventories	$72,101	$113,343

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three and nine month periods ended September 30, 2015 and 2014, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations. As a result of our customers entering into compression service contracts, our revenues from rental contracts have decreased during the three months ended September 30, 2015 compared to the prior year period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Rental revenue	$21,564	$30,293	$100,058	$38,019
Cost of rental revenue	$10,843	$15,370	$53,049	$20,212

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

When computing earnings per common and subordinated unit under the two-class method when distributions are greater than earnings, the amount of the distribution is deducted from net income and the excess of distributions over earnings is allocated between the General Partner, common, and subordinated units based on how our partnership agreement allocates net losses.

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

Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units.  Unvested phantom units are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit.  For the three and nine months ended September 30, 2015, approximately 289,000 and 274,000 incremental phantom units, respectively, were excluded from the calculation of diluted units because the impact was anti-dilutive.

Accumulated Other Comprehensive Income

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income. Accumulated other comprehensive income is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income during the three and nine month periods ended September 30, 2015 and 2014, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Balance, beginning of period	$(5,013)	$(2,478)	$(3,336)	$413
Foreign currency translation adjustment	(324)	(506)	(2,001)	(3,397)
Balance, end of period	$(5,337)	$(2,984)	$(5,337)	$(2,984)

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

On July 20, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter June 30, 2015 of $0.500 per unit. This distribution equates to a distribution of $2.00 per outstanding unit on an annualized basis. This cash distribution was paid on August 14, 2015 to all unitholders of record as of the close of business on July 31, 2015.

Subsequent to September 30, 2015, on October 19, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2015 of $0.5025 per unit. The distribution equates to a distribution of $2.01 per outstanding unit on an annualized basis. This cash distribution is to be paid on November 13, 2015 to all unitholders of record as of the close of business on October 30, 2015.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement). Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our publicly tradable long-term 7.25% Senior Notes at September 30, 2015 were approximately $287.0 million (a level 2 fair value measurement). Prior to the closing of a public exchange offer on July 20, 2015, and as of December 31, 2014, the fair value of our 7.25% Senior Notes were approximately $354.9 million (a level 2 fair value measurement). These fair values compared to an aggregate principal amount of $350.0 million, as current rates on those dates were different from the stated interest rates on the 7.25% Senior Notes. We calculate the fair value of our 7.25% Senior Notes as of December 31, 2014 internally, using current market conditions and average cost of debt.
We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). A summary of these fair value measurements as of September 30, 2015 is as follows:

		Fair Value Measurements Using
Description	Total as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$41	$—	$41	$—
	$41

New Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in the Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU was originally scheduled to be effective for the first quarter in fiscal 2017, however, in July 2015, the FASB voted to approve a one year deferral of effectiveness of the ASU to annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The ASU requires entities that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability. This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods and is to be applied retrospectively. Early adoption is permitted. We plan to adopt this change retrospectively, and do not expect the adoption of this standard to have a material impact on our consolidated financial statements. In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. The ASU requires entities to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (Topic 805), which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. The ASU eliminates the previous requirement to retrospectively account for such adjustments and requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Our allocation of the purchase price to the estimated fair value of CSI's net assets is as follows (in thousands):

Current assets	$101,411
Property and equipment	571,706
Intangible assets	68,000
Goodwill	161,387
Total assets acquired	902,504

Current liabilities	77,504
Total liabilities assumed	77,504
Net assets acquired	$825,000
The allocation of purchase price includes approximately $161.4 million allocated to deductible goodwill recorded, and is supported by the strategic benefits discussed above that are expected to be generated from the acquisition. Adjustments to the allocation of purchase price affecting inventory, property, plant, and equipment, intangible assets, and other current assets and liabilities have been reflected in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014. The adjustment to the previously presented goodwill balance as of December 31, 2014 was $0.1 million. These adjustments to the allocation of purchase price for long-lived assets did not have a material impact on the depreciation and amortization of these assets. The acquired property, plant, and equipment is stated at fair value, and depreciation of the acquired property, plant, and equipment is computed using the straight-line method over the estimated useful lives of each asset. Buildings are depreciated using useful lives of 15 to 30 years. Machinery and equipment is depreciated using useful lives of 2 to 20 years. Automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets represents approximately $33.7 million for trademarks/trade names, approximately $21.4 million for customer relationships, and approximately $12.9 million for other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 15 years. These intangible assets are recorded net of approximately $9.7 million of accumulated amortization as of September 30, 2015.

For the three and nine month periods ended September 30, 2014, our revenues, depreciation and amortization, and pretax earnings included $61.0 million, $9.6 million, and $6.4 million, respectively, associated with the CSI Acquisition after the closing on August 4, 2014. In addition, CSI Acquisition-related costs of approximately $2.1 million and $3.0 million were incurred during the three and nine month periods ended September 30, 2014, respectively, consisting of external legal fees and due diligence costs. These costs have been recognized in selling, general, and administrative expenses in the consolidated statements of operations. Approximately $16.6 million of deferred financing costs were incurred in connection with the CSI Acquisition and included in Other Assets as of the acquisition date, and is being amortized over the term of the related debt. An additional $6.8 million of interim financing costs related to the acquisition were incurred and reflected in other expense during the nine months ended September 30, 2014.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the CSI Acquisition as if it had occurred at the beginning of the periods presented and includes the impact of the allocation of the purchase price for the CSI Acquisition on revenues, depreciation and amortization, and net income. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred at the beginning of the period presented or the future results that we will achieve after the transaction.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(In Thousands, Except Per Unit Amounts)

Revenues	$133,441	$365,708
Depreciation and amortization	18,864	55,866
Net income	4,702	10,985

Per share information:
Net income per common unit:
Basic and diluted	$0.14	$0.50

Net income per subordinated unit:
Basic and diluted	$0.14	$0.50

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30, 2015	December 31, 2014
	Scheduled Maturity	(In Thousands)
Credit Agreement	August 4, 2019	$243,000	$195,000
7.25% Senior Notes (presented net of the unamortized discount of $4.7 million as of September 30, 2015 and $5.0 million as of December 31, 2014)	August 15, 2022	345,349	344,961
		588,349	539,961
Less current portion		—	—
Total long-term debt		$588,349	$539,961

We are in compliance with all covenants and conditions of our debt agreements as of September 30, 2015.

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

Foreign Currency Derivative Contracts

As of September 30, 2015, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$3,936	17.06	10/16/2015

Under a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries, we may enter into similar derivative contracts from time to time. Although contracts pursuant to this program will serve as economic hedges of the cash flow of our currency exchange risk exposure, they will not be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period.

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of September 30, 2015 and December 31, 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	September 30, 2015	December 31, 2014
		(In Thousands)
Forward sale contracts	Current assets	$41	$—
Net asset		$41	$—

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine month periods ended September 30, 2015, we recognized approximately $0.2 million and $0.4 million, respectively, of net gains associated with our foreign currency derivative program, and such amount is included in other expense, net, in the accompanying consolidated statement of operations. During the three and nine month periods ended September 30, 2014, we recognized approximately $0.2 million and $0.0 million, respectively, of net gains in other income (expense) associated with our foreign currency derivative program.

NOTE E – RELATED PARTY TRANSACTIONS

Omnibus Agreement

On June 20, 2014, the Partnership, our General Partner and TETRA entered into a First Amendment to Omnibus Agreement (the "First Amendment"). The First Amendment amended the Omnibus Agreement previously entered into on June 20, 2011 (as amended, the "Omnibus Agreement") to extend the term thereof. The Omnibus Agreement will terminate on the earlier of (i) a change of control of the General Partner or TETRA, or (ii) upon any party providing at least 180 days prior written notice of termination.

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

TETRA and General Partner Ownership

To finance a portion of the $825.0 million CSI Acquisition purchase price, in 2014 we issued and sold 15,280,000 additional common units for net proceeds of $346.0 million (the "Common Unit Offering"). TETRA, through a subsidiary of our General Partner, purchased 1,390,290 of these common units for approximately $32.7 million. In addition, in connection with our Common Unit Offering, our General Partner made a $7.3 million capital contribution to us in order to maintain its approximate 2% general partnership interest in us. Following the August 11, 2014, exercise by the underwriters in the Common Unit Offering of their option to purchase 2,292,000 additional common units, our General Partner made an additional $1.1 million capital contribution in order to maintain its approximate 2% general partnership interest in us.

Prior to the Common Unit Offering and other transactions described above, TETRA's ownership in us was approximately 82% through its aggregate ownership of common units, subordinated units, and indirect general partner interest. Common units held by the public represented an approximately 18% ownership in us prior to the above transactions. However, following the CSI Acquisition in 2014, the completion of our Common Unit Offering, and the underwriters' exercise of their option to purchase additional common units, TETRA's ownership interest in us was reduced to approximately 44%, with the common units held by the public representing an approximate 56% interest in us. TETRA's ownership is through various wholly owned subsidiaries and consists of approximately 42% of the limited partner interests plus the approximately 2% general partner interest, through which it holds incentive distribution rights.

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

NOTE H – SEGMENTS

ASC 280-10-50, “Operating Segments”, defines the characteristics of an operating segment as (i) being engaged in business activity from which it may earn revenues and incur expenses, (ii) being reviewed by the company's chief operating decision maker ("CODM") to make decisions about resources to be allocated and to assess its performance, and (iii) having discrete financial information. Although management of our General Partner reviews our products and services to analyze the nature of our revenue, other financial information, such as certain costs and expenses, and net income are not captured or analyzed by these items. Therefore discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these items, but rather in the aggregate. Based on this, our General Partner believes that we operate in one business segment.

NOTE I — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $350 million in aggregate principal amount of 7.25% Senior Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

Compressor Systems, Inc.
CSI Compressco Field Services International LLC
CSI Compressco Holdings LLC
CSI Compressco International LLC
CSI Compressco Leasing LLC
CSI Compressco Operating LLC
CSI Compressco Sub, Inc.
CSI Compression Holdings, LLC
Pump Systems International, Inc.
Rotary Compressor Systems, Inc.

As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Senior Notes. In addition to the financial information of the Partnership, financial information of the Issuers includes CSI Compressco Finance Inc., which had no assets or operations for any of the periods presented.

Condensed Consolidating Balance Sheet
September 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$267	$128,350	$26,310	$—	$154,927
Property, plant, and equipment, net	—	683,153	22,937	—	706,090
Investments in subsidiaries	536,083	16,587	—	(552,670)	—
Intangible and other assets, net	8,696	293,342	5,364	—	307,402
Intercompany receivables	309,859	—	—	(309,859)	—
Total non-current assets	854,638	993,082	28,301	(862,529)	1,013,492
Total assets	$854,905	$1,121,432	$54,611	$(862,529)	$1,168,419

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$5,938	$54,318	$4,613	$—	$64,869
Amounts payable to affiliates	44	3,327	4,497	—	7,868
Long-term debt	345,350	242,999	—	—	588,349
Intercompany payables	—	281,850	28,009	(309,859)	—
Other long-term liabilities	—	2,855	905	—	3,760
Total liabilities	351,332	585,349	38,024	(309,859)	664,846
Total partners' capital	503,573	536,083	16,587	(552,670)	503,573
Total liabilities and partners' capital	$854,905	$1,121,432	$54,611	$(862,529)	$1,168,419

Condensed Consolidating Balance Sheet
December 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$28	$197,485	$34,277	$—	$231,790
Property, plant, and equipment, net	—	669,145	16,851	—	685,996
Investments in subsidiaries	562,290	17,303	—	(579,593)	—
Intangible and other assets, net	9,650	304,452	1,773	—	315,875
Intercompany receivables	335,151	—	—	(335,151)	—
Total non-current assets	907,091	990,900	18,624	(914,744)	1,001,871
Total assets	$907,119	$1,188,385	$52,901	$(914,744)	$1,233,661

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$11,634	$117,777	$5,677	$—	$135,088
Amounts payable to affiliates	44	987	5,449	—	6,480
Long-term debt	344,961	195,000	—	—	539,961
Intercompany payables	—	311,389	23,762	(335,151)	—
Other long-term liabilities	199	942	710	—	1,851
Total liabilities	356,838	626,095	35,598	(335,151)	683,380
Total partners' capital	550,281	562,290	17,303	(579,593)	550,281
Total liabilities and partners' capital	$907,119	$1,188,385	$52,901	$(914,744)	$1,233,661

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended September 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$121,106	$9,520	$(1,702)	$128,924
Cost of revenues (excluding depreciation and amortization expense)	—	80,873	6,944	(1,702)	86,115
Selling, general and administrative expense	455	9,404	610	—	10,469
Depreciation and amortization	—	19,848	762	—	20,610
Interest expense, net	6,475	1,726	—	—	8,201
Other expense, net	317	222	975	—	1,514
Equity in net income of subsidiaries	(8,866)	(401)	—	9,267	—
Income before income tax provision	1,619	9,434	229	(9,267)	2,015
Provision (benefit) for income taxes	—	568	(172)	—	396
Net income	1,619	8,866	401	(9,267)	1,619
Other comprehensive income (loss)	(324)	(324)	(324)	648	(324)
Comprehensive income (loss)	$1,295	$8,542	$77	$(8,619)	$1,295

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended September 30, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$84,598	$14,281	$(2,987)	$95,892
Cost of revenues (excluding depreciation and amortization expense)	—	54,490	10,946	(2,987)	62,449
Selling, general and administrative expense	482	8,891	790	—	10,163
Depreciation and amortization	—	12,945	531	—	13,476
Interest expense, net	3,233	1,765	—	—	4,998
Other expense, net	198	8,253	307	—	8,758
Equity in net income of subsidiaries	(1,312)	(172)	—	1,484	—
Income (loss) before income tax provision	(2,601)	(1,574)	1,707	(1,484)	(3,952)
Provision (benefit) for income taxes	—	(2,885)	1,534	—	(1,351)
Net income (loss)	(2,601)	1,311	173	(1,484)	(2,601)
Other comprehensive income (loss)	(506)	(506)	(506)	1,012	(506)
Comprehensive income (loss)	$(3,107)	$805	$(333)	$(472)	$(3,107)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Nine Months Ended September 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$341,794	$31,917	$(15,433)	$358,278
Cost of revenues (excluding depreciation and amortization expense)	—	222,464	23,876	(15,433)	230,907
Selling, general and administrative expense	1,809	28,858	1,605	—	32,272
Depreciation and amortization	—	58,308	2,919	—	61,227
Interest expense, net	19,416	4,652	—	—	24,068
Other expense, net	935	1,085	1,903	—	3,923
Equity in net income of subsidiaries	(26,750)	(1,285)	—	28,035	—
Income before income tax provision	4,590	27,712	1,614	(28,035)	5,881
Provision for income taxes	—	962	329	—	1,291
Net income	4,590	26,750	1,285	(28,035)	4,590
Other comprehensive income (loss)	(2,001)	(2,001)	(2,001)	4,002	(2,001)
Comprehensive income (loss)	$2,589	$24,749	$(716)	$(24,033)	$2,589

Condensed Consolidating Statement of Operations
and Comprehensive Income
Nine Months Ended September 30, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$131,480	$34,587	$(8,257)	$157,810
Cost of revenues (excluding depreciation and amortization expense)	—	76,094	27,988	(8,257)	95,825
Selling, general and administrative expense	919	15,840	2,506	—	19,265
Depreciation and amortization	—	19,783	1,126	—	20,909
Interest expense, net	3,233	2,097	(28)	—	5,302
Other expense, net	198	8,377	1,220	—	9,795
Equity in net income of subsidiaries	(11,247)	(525)	—	11,772	—
Income before income tax provision	6,897	9,814	1,775	(11,772)	6,714
Provision (benefit) for income taxes	—	(1,434)	1,251	—	(183)
Net income	6,897	11,248	524	(11,772)	6,897
Other comprehensive income (loss)	(3,397)	(3,397)	(3,397)	6,794	(3,397)
Comprehensive income (loss)	$3,500	$7,851	$(2,873)	$(4,978)	$3,500

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$53,846	$9,696	$—	$63,542
Investing activities:
Purchases of property, plant, and equipment, net	—	(64,472)	(11,526)	—	(75,998)
Intercompany investment activity	50,956	—	—	(50,956)	—
Advances and other investing activities	—	(66)	—	—	(66)
Net cash provided by (used in) investing activities	50,956	(64,538)	(11,526)	(50,956)	(76,064)
Financing activities:
Proceeds from long-term debt	—	53,109	—	—	53,109
Payments of long-term debt	—	(5,000)	—	—	(5,000)
Distributions	(50,956)	—	—	—	(50,956)
Intercompany contribution (distribution)	—	(50,956)	—	50,956	—
Net cash provided by (used in) financing activities	(50,956)	(2,847)	—	50,956	(2,847)
Effect of exchange rate changes on cash	—	—	(392)	—	(392)
Increase (decrease) in cash and cash equivalents	—	(13,539)	(2,222)	—	(15,761)
Cash and cash equivalents at beginning of period	—	23,342	10,724	—	34,066
Cash and cash equivalents at end of period	$—	$9,803	$8,502	$—	$18,305

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,387	$15,057	$897	$—	$31,341
Investing activities:
Purchases of property, plant, and equipment, net	—	(26,095)	(2,725)	—	(28,820)
Acquisition of CSI	—	(825,000)	—	—	(825,000)
Intercompany investment activity	(378,756)	(2,634)	—	381,390	—
Advances and other investing activities	—	(823)	—	—	(823)
Net cash provided by (used in) investing activities	(378,756)	(854,552)	(2,725)	381,390	(854,643)
Financing activities:
Proceeds from long-term debt	344,778	228,000	—	—	572,778
Payments of long-term debt	—	(93,584)	—	—	(93,584)
Proceeds from issuance of partnership common units, net of underwriters' discount	391,798	—	—	—	391,798
Distributions	(21,447)	—	—	—	(21,447)
Payment of financing costs	(10,165)	(12,320)	—	—	(22,485)
Intercompany contribution (distribution)	—	378,756	2,634	(381,390)	—
Intercompany loan activity	(350,000)	350,000	—	—	—
Contribution from general partner	8,405	—	—	—	8,405
Net cash provided by (used in) financing activities	363,369	850,852	2,634	(381,390)	835,465
Effect of exchange rate changes on cash	—	—	(493)	—	(493)
Increase (decrease) in cash and cash equivalents	—	11,357	313	—	11,670
Cash and cash equivalents at beginning of period	—	4,339	5,138	—	9,477
Cash and cash equivalents at end of period	$—	$15,696	$5,451	$—	$21,147

NOTE J – SUBSEQUENT EVENTS

On October 19, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2015 of $0.5025 per unit. This distribution equates to a distribution of $2.01 per outstanding unit, on an annualized basis. This cash distribution is to be paid on November 13, 2015 to all unitholders of record as of the close of business on October 30, 2015.

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

Business Overview

The inclusion of a full three months of operations from the acquisition of Compressor Systems, Inc. ("CSI") (the "CSI Acquisition"), which closed on August 4, 2014, significantly impacted our revenues, results of operations, and operating cash flow during the three month period ended September 30, 2015 compared to the corresponding prior year period. Revenues generated by CSI during the third quarter of 2015 totaled approximately $100.6 million, compared to approximately $61.0 million for the portion of the third quarter of 2014 after the CSI Acquisition, increasing consolidated revenues for the third quarter of 2015 to $128.9 million, compared to consolidated revenues of $95.9 million for the third quarter of 2014. CSI revenues during the third quarter of 2015 included approximately $46.5 million of compression and related services revenue, approximately $7.0 million of aftermarket services revenues, and approximately $47.1 million of equipment and parts sales revenues.
Due to decreased oil and natural gas prices during the current year period compared to the corresponding prior year period, there has been a reduction in demand for our below-100 horsepower (HP) production enhancement compression services, including in liquids-rich resource plays and vapor recovery applications. As a result, the below-100 HP production enhancement compression service revenues decreased by approximately $5.3 million during the three month period ended September 30, 2015 compared to the corresponding prior year period. More than offsetting this decrease in below-100 HP demand, revenues from our high-HP compression services increased during the three month period ended September 30, 2015 compared to the corresponding prior year pro-forma three month period ended September 30, 2014. The pro-forma three month period ended September 30, 2014 includes the results of CSI for the entire quarter. We expect that oil and gas exploration spending and activity levels will continue to be decreased during the remainder of 2015 and continuing into 2016, compared to 2014. Although our compressor fleet horsepower utilization rate has decreased as of the end of each of the past three quarters, we feel the diversity of our compressor package fleet and the existing levels of natural gas production will continue to support the demand for our compressor packages and services, despite current prices for oil and natural gas. In addition, much of our current equipment sales fabrication backlog is associated with customer projects supporting gas gathering, midstream, and processing. Our fabrication backlog associated with new equipment sales has decreased significantly throughout the first nine months of 2015, to $46.1 million as of September 30, 2015 compared to $120.0 million as of December 31, 2014, as completed new equipment sales during the first nine months of 2015 have far exceeded new equipment sales orders. We expect orders for new equipment sales to continue to be decreased at least for the remainder of 2015 and continuing into early 2016, consistent with the level of natural gas industry spending and activity levels
Our total HP offering exceeded 1,160,000 as of September 30, 2015, and the diversity of our compressor fleet allows us to utilize a wide range of compressor packages (from 20 HP to 2,370 HP) to provide compression services to customers. The CSI Acquisition dramatically expanded our service and equipment sales offerings in the over-100 HP compression services market, complementing our existing strong presence in the below-100 HP compression services market. Strategically, the acquisition afforded us the opportunity to capture significant synergies associated with our service and product offerings and our fabrication operations, to further expand into new and existing markets, and to achieve administrative efficiencies and other strategic benefits. During the third quarter of 2015 we added approximately 22,000 of HP to our compressor fleet, with almost all of this growth related to over-800 HP compressor packages. Our over-800 HP compressor fleet packages have performed at a higher utilization rate than our below-100 HP and our 101-800 HP compressor fleet packages in the current economic environment.
The continued growth of our operations is particularly dependent upon our continued capital expenditure program. Capital expenditures during the first nine months of 2015 totaled $76.0 million and we anticipate that our total capital expenditures during all of 2015 will be approximately $100 million, including approximately $12 million of maintenance capital expenditures. Our growth capital expenditures continue to be focused on opportunities with our larger HP compressor fleet, with approximately 80% of our 2015 growth capital expenditures directed at the over-800 HP compressor package classes in response to the customer needs and our desire to capitalize on positive growth opportunities. We plan to fund this continuing investment through undistributed operating cash flows, borrowings under our Credit Agreement, and potentially other sources, if necessary.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and nine month periods ended September 30, 2015, is provided within the Results of Operations sections below.

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

The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Net income (loss)	$1,619	$(2,601)	$4,590	$6,897
Provision (benefit) for income taxes	396	(1,351)	1,291	(183)
Depreciation and amortization	20,610	13,476	61,227	20,909
Interest expense, net	8,201	4,998	24,068	5,302
EBITDA	$30,826	$14,522	$91,176	$32,925

The following table reconciles cash flow from operating activities to EBITDA:

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Cash flow from operating activities	$63,542	$31,341
Changes in current assets and current liabilities	7,764	2,907
Deferred income taxes	(1,258)	1,207
Other non-cash charges	(2,142)	(899)
Financing expense	—	(6,750)
Interest expense, net	24,068	5,302
Provision (benefit) for income taxes	1,291	(183)
EBITDA	$93,265	$32,925

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

The following table sets forth our total horsepower in our fleet and our total horsepower in service as of the dates shown.

	September 30,
	2015	2014
Horsepower
Total horsepower in fleet	1,160,976	1,072,304
Total horsepower in service	951,268	920,379
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
Manufacturing and Backlog. Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facilities in Midland, Texas and Oklahoma City, Oklahoma. The equipment is fabricated to applicable customer and standard specifications. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of September 30, 2015, our fabrication backlog was approximately $46.1 million, of which approximately $23.4 million is expected to be recognized through the year ended December 31, 2015, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

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

During the first nine months of 2015, global oil and natural gas commodity prices, particularly crude oil, were significantly decreased compared to early 2014. These decreases in commodity prices have had, and are expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects demand for a portion of our products and services. A decrease in the price of our common units during the last half of 2014 caused an overall reduction in our market capitalization. Our market capitalization as of September 30, 2015 was also less than the recorded net book value, and uncertain market conditions resulting from current oil and natural gas prices continue. As a result, we concluded that it was "more likely than not" that the fair value of our business was less than its carrying value as of September 30, 2015. We have updated our internal business outlook to consider the current global economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of September 30, 2015. However, because our estimated fair value exceeded our carrying value by approximately 5% as of September 30, 2015, there is a reasonable possibility that the $233.6 million of goodwill may be impaired in a future period resulting in a non-cash charge to earnings, and the amount of such impairment may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, the prices of oil and natural gas, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Adverse developments with regard to these factors could have a further negative effect on our fair value.

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In Thousands)
Revenues:
Compression and related services	72,766	58,300	14,466	56.4%	60.8%	24.8%
Aftermarket services	7,013	6,595	418	5.4%	6.9%	6.3%
Equipment and parts sales	49,145	30,997	18,148	38.1%	32.3%	58.5%
Total revenues	128,924	95,892	33,032	100.0%	100.0%	34.4%
Cost of revenues:
Cost of compression and related services	36,041	30,561	5,480	28.0%	31.9%	17.9%
Cost of aftermarket services	5,407	5,266	141	4.2%	5.5%	2.7%
Cost of equipment and parts sales	44,667	26,622	18,045	34.6%	27.8%	67.8%
Total cost of revenues	86,115	62,449	23,666	66.8%	65.1%	37.9%
Selling, general and administrative expense	10,469	10,163	306	8.1%	10.6%	3.0%
Depreciation and amortization	20,610	13,476	7,134	16.0%	14.1%	52.9%
Interest expense, net	8,201	4,998	3,203	6.4%	5.2%	64.1%
Other expense, net	1,514	8,758	(7,244)	1.2%	9.1%	(82.7)%
Income (loss) before income taxes	2,015	(3,952)	5,967	1.6%	(4.1)%	151.0%
Provision (benefit) for income taxes	396	(1,351)	1,747	0.3%	(1.4)%	129.3%
Net income (loss)	$1,619	$(2,601)	$4,220	1.3%	(2.7)%	162.2%

Revenues

Revenues during the current year quarter increased compared to the prior year period, primarily due to the acquired operations of CSI. CSI compression and related services, aftermarket services, and equipment and part sales revenues during the current year quarter include a full three-month period of activity compared to approximately two months of activity in the prior year quarter , due to the August 4, 2014 acquisition date of CSI. Compression and related services revenues increased by $14.5 million, of which approximately $19.8 million of the increase was attributable to the CSI Acquisition. Service revenues from pre-CSI Acquisition production enhancement operations decreased approximately $5.3 million due to the significant decrease in oil and natural gas prices compared to the prior year quarter. Decreased commodity prices have adversely impacted the demand for below-100 horsepower production enhancement compression and related services applications, including for liquids-rich resource plays and vapor recovery applications. Demand for compression and related services has been driven by the significant investments made in recent years related to increased exploration and production of oil and natural gas and the related infrastructure, including midstream gas transmission, gathering, processing, vapor recovery, and wellhead compression. We have continued to increase the overall size of our compressor package service fleet, particularly our high-horsepower fleet, to serve the current levels of demand for midstream gas transmission, gathering, processing, and other services applications.

In addition to the increase in consolidated compression and related services and aftermarket services revenues, there was an increase of approximately $18.1 million in revenues from the sales of equipment and parts during the current year quarter, compared to the prior year quarter . This increase is primarily due to the acquisition of CSI, which generated approximately $19.4 million of increased equipment and parts sales revenues for the full three-months during the current year quarter. This increase was partially offset by decreased equipment and parts sales from our non-CSI operations. The level of revenues from equipment and parts sales is volatile and typically difficult to forecast, as these revenues are tied to specific projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable. As reflected by the decreased level of new equipment sales fabrication backlog as of September 30, 2015, we expect future new equipment sales revenues to decrease compared to prior periods.

Cost of revenues

The increase in cost of compression and related services revenues during the current year quarter, compared to the prior year quarter was primarily due to the impact for the full quarter of the CSI Acquisition, which generated approximately $21.6 million of cost during the current year quarter. This increase was partially offset by decreased activity for pre-CSI operations. Cost of compression and related services as a percentage of compression and related services revenues was 49.5% during the current year quarter, compared to 52.4% from the prior year period. We are continuing to capture additional synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward, and are expected to result in increased cost efficiencies in future periods.

Cost of equipment and parts sales increased compared to the prior year due to the increased sales, primarily related to the CSI Acquisition, discussed above.

Selling, general and administrative expense

Selling, general and administrative expense increased slightly for the current year quarter, compared to the prior year quarter. Largely due to the inclusion of a full three months of administrative costs of CSI, employee expenses increased by approximately $1.1 million. In addition, allocated costs from TETRA pursuant to our Omnibus Agreement increased approximately $0.9 million as a result of increased administrative requirements following the CSI Acquisition. These increases were largely offset by $2.1 million of decreased professional fees, primarily from transaction costs associated with the CSI Acquisition that were incurred during the prior year quarter. The ongoing efforts to integrate the administrative functions of CSI are expected to result in further efficiencies going forward. Selling, general and administrative expense as a percentage of revenues decreased compared to the prior year quarter, reflecting the increased efficiency of our expanded operations.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased compared to the prior year period primarily as a result of approximately $7.0 million of increased depreciation and amortization related to the operations of CSI for the full three month current year quarter, and includes the impact of the allocation of the purchase price to the estimated fair values of CSI's property, plant, and equipment and identified intangible assets.

Interest expense

Interest expense increased compared to the prior year quarter due to increased borrowings under the Credit Agreement and the issuance of the 7.25% Senior Notes in connection with the CSI Acquisition. As of September 30, 2015, our total outstanding borrowing under our Credit Agreement was $243.0 million. Interest expense is expected to continue to be increased compared to prior year periods as a result of the borrowings associated with the financing of capital expenditures.

Other expense, net

Other expense, net, was $1.5 million during the current year quarter compared to $8.8 million of expense during the corresponding prior year quarter, primarily due to approximately $6.7 million of interim financing cost associated with the CSI Acquisition that were incurred during the prior year quarter.

Provision for income taxes

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiaries. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations in the foreign countries in which we operate.

Results of Operations

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	Nine Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In Thousands)
Revenues:
Compression and related services	220,880	116,270	104,610	61.7%	73.7%	90.0%
Aftermarket services	21,134	6,595	14,539	5.9%	4.2%	220.5%
Equipment and parts sales	116,264	34,945	81,319	32.5%	22.1%	232.7%
Total revenues	358,278	157,810	200,468	100.0%	100.0%	127.0%
Cost of revenues:
Cost of compression and related services	110,509	61,942	48,567	30.8%	39.3%	78.4%
Cost of aftermarket services	17,774	5,266	12,508	5.0%	3.3%	237.5%
Cost of equipment and parts sales	102,624	28,617	74,007	28.6%	18.1%	258.6%
Total cost of revenues	230,907	95,825	135,082	64.4%	60.7%	141.0%
Selling, general and administrative expense	32,272	19,265	13,007	9.0%	12.2%	67.5%
Depreciation and amortization	61,227	20,909	40,318	17.1%	13.2%	192.8%
Interest expense, net	24,068	5,302	18,766	6.7%	3.4%	353.9%
Other expense, net	3,923	9,795	(5,872)	1.1%	6.2%	(59.9)%
Income (loss) before income taxes	5,881	6,714	(833)	1.6%	4.3%	(12.4)%
Provision (benefit) for income taxes	1,291	(183)	1,474	0.4%	(0.1)%	805.5%
Net income (loss)	$4,590	$6,897	$(2,307)	1.3%	4.4%	(33.4)%

Revenues

Revenues during the current year period significantly increased compared to the prior year period primarily due to the acquired operations of CSI. Approximately $107.5 million of the $104.6 million increase in compression and related services revenues were generated by CSI, and is attributable to nine months of activity in the current year period compared to approximately two months of activity in the prior year period, due to the August 4, 2014 acquisition date of CSI. Service revenues from pre-CSI Acquisition operations decreased approximately $2.9 million. Decreased oil and natural gas commodity prices have adversely impacted the demand for below-100 horsepower production enhancement compression services applications, including for liquids-rich resource plays and vapor recovery applications. In addition, $14.5 million of increased aftermarket services revenues were also recognized primarily as a result of the full nine months activity from the CSI Acquisition. Demand for compression and related services in the U.S. has been driven by the significant investments made in recent years related to increased exploration and production of oil and natural gas and the related infrastructure, including midstream gas transmission, gathering, processing, vapor recovery, and wellhead compression. We have continued to increase the overall size of our compressor package service fleet, particularly our high-horsepower fleet, to serve the current levels of demand for midstream gas transmission, gathering, processing, and other services applications.

In addition to the increase in consolidated compression and related services and aftermarket services revenues, there was an increase of approximately $81.3 million in revenues from the sales of equipment and parts during the current year period, compared to the prior year period. This increase is primarily due to nine months of activity of CSI which generated increased equipment and parts sales revenues of $85.1 million during the current year period. This increase was partially offset by decreased equipment and parts sales from our non-CSI operations of approximately $3.8 million. As reflected by the decreased level of new equipment sales fabrication backlog as of September 30, 2015, we expect future new equipment sales revenues to decrease compared to prior periods.

Cost of revenues

The increase in cost of compression and related services revenues during the current year period, compared to the prior year period was primarily due to the impact of the CSI Acquisition, which generated approximately $62.9 million of cost during the current year period. This increase was partially offset by decreased activity for pre-CSI operations. Cost of compression and related services as a percentage of compression and related services revenues was 50.0% during the current year period, compared to 53.3% from the prior year period. CSI cost of compression services as a percentage of compression services revenues was 46.9% during the current year period. We are continuing to capture additional synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward, and are expected to result in increased cost efficiencies in future periods.

Cost of equipment and parts sales increased compared to the prior year period due to the increased sales, primarily related to the CSI Acquisition, discussed above.

Selling, general and administrative expense

Selling, general and administrative expense increased for the current year period, compared to the prior year period, primarily due to approximately $8.8 million of increased administrative personnel and facility costs from including nine months of operations of CSI. Also, selling, general and administrative costs increased approximately $3.0 million compared to the prior year period as a result of increased allocated costs from TETRA pursuant to our Omnibus Agreement as a result of increased administrative requirements following the CSI Acquisition. Selling, general and administrative expenses were also increased due to $2.3 million of increased insurance, taxes, sales and marketing and general expenses, also largely due to the added operations of CSI. These increases were partially offset by approximately $1.1 million of decreased professional services expense, as the prior year period included approximately $3.0 million of CSI Acquisition transaction-related costs. The ongoing efforts to integrate the administrative functions of CSI are expected to result in further efficiencies going forward. Selling, general and administrative expense as a percentage of revenues decreased significantly compared to the prior year period, reflecting the increased efficiency of our expanded operations.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased approximately $39.3 million as a result of including depreciation and amortization from CSI for the full nine months during the current year period. CSI depreciation and amortization includes the impact of the allocation of the purchase price to the estimated fair values of CSI's property, plant, and equipment and identified intangible assets.

Interest expense

Interest expense increased due to increased borrowings under the Credit Agreement and the issuance of the 7.25% Senior Notes in connection with the CSI Acquisition, which resulted in increased borrowings subsequent to the August 4, 2014 acquisition closing date. As of September 30, 2015, our total outstanding borrowings under our Credit Agreement was $243.0 million. Interest expense is expected to continue to be increased compared to the prior year periods as a result of the borrowings associated the financing of capital expenditures.

Other expense, net

Other expense, net, was $3.9 million during the current year period, compared to $9.8 million of expense during the corresponding prior year period, primarily due to approximately $6.7 million of interim financing cost associated with the CSI Acquisition incurred in the prior year period, partially offset by $0.8 million of increased amortization of deferred finance costs of the current year period.

Provision for income taxes

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiaries. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations in the foreign countries in which we operate.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and operating leases, which we believe will be sufficient to meet our working capital requirements. Increasingly competitive market environments, along with the continuation of decreased oil and natural gas prices experienced beginning in late 2014, have resulted in additional challenges in many of our domestic and international business regions. We reported significantly increased revenues and profitability as a result of the acquisition of CSI. Despite the growth in revenues and profitability, we continue to experience decreased activity from project delays by certain customers as a result of the oil and natural gas price declines that began in 2014.

Our cash flows from operating activities increased for the nine months ended September 30, 2015, when compared to the corresponding prior year period, by $32.2 million, primarily as a result of the increased operations following the CSI Acquisition on August 4, 2014. Cash flows used in investing activities for the nine months ended September 30, 2015, decreased $778.6 million when compared to the same period in 2014, primarily as a result of the $825.0 million purchase price for the CSI Acquisition in 2014. Cash flows used by financing activities was $2.8 million for the nine months ended September 30, 2015, as compared to cash flows provided by financing activities of $835.5 million in the prior year period, primarily as a result of the proceeds from increased borrowings and the issuance of common units that were used to finance a portion of the CSI Acquisition purchase price in 2014. A summary of our sources and uses of cash during the nine month periods ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
	2015	2014
Operating activities	$63,542	$31,341
Investing activities	(76,064)	(854,643)
Financing activities	(2,847)	835,465

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

Continued growth in our operations, both internationally and in the U.S, will require ongoing significant capital expenditure investment. We anticipate that our total capital expenditures during 2015 will be approximately $100 million, including approximately $12 million of maintenance capital expenditures. Continued growth or expansion of our operations or increased working capital requirements could result in the need for additional borrowings or equity offerings.

Our capital expenditure program consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compressor fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to increase their capabilities. Expansion capital expenditures generally result in our ability to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor package fleet or support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity and include the maintenance of existing assets and the replacement of obsolete assets.    Routine repair and maintenance is charged to expense as incurred.

On October 19, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2015 of $0.5025 per unit. This distribution equates to a distribution of $2.01 per outstanding unit, on an annualized basis. This quarterly cash distribution is to be paid on November 13, 2015 to all unitholders of record as of the close of business on October 30, 2015. The amount to be distributed on November 13, 2015, will also include the impact of incentive distribution rights of our General Partner, for amounts distributed in excess of $0.445625 per common unit.

Cash Flows

Operating Activities

Net cash from operating activities increased by $32.2 million during the nine month period ended September 30, 2015 to $63.5 million compared to $31.3 million for the corresponding prior year period. Cash provided from operating activities increased during the nine months of 2015 as a result of increased operations following the CSI Acquisition. A portion of our cash from operating activities is generated from the sale of new compressor equipment. As reflected by the decreased level of new equipment sales fabrication backlog as of September 30, 2015, we expect new equipment sales revenues to decrease compared to prior periods.

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

Investing Activities

Capital expenditures during the nine month period ended September 30, 2015 increased by $47.2 million compared to the corresponding prior year period, reflecting the impact of our expanded operations subsequent to the CSI Acquisition. The capital expenditure requirements of CSI are significantly increased compared to our pre-CSI Acquisition operations, due to the size and scope of the operations of CSI and the significantly higher horsepower of CSI compressor packages. Total capital expenditures during the current year period of $76.0 million include $7.9 million of maintenance capital expenditures. Our growth capital programs for 2015 are focused on increasing our fleet to meet customer needs, and we currently plan to spend up to approximately $100 million on capital expenditures during all of 2015 including approximately $12 million of estimated maintenance capital expenditures. Future growth capital expenditures depend on forecasted demand for compression services. If the forecasted demand for compression services decreases, the amount of planned expenditures on growth and expansion will also decrease. Additionally, we continue to review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to our unitholders of record on the applicable record date and to our General Partner. During the nine month period ended September 30, 2015, we distributed approximately $51.0 million to our unitholders and General Partner. On October 19, 2015, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2015 of $0.5025 per unit. This distribution equates to a distribution of $2.01 per outstanding unit, on an annualized basis. This cash distribution is to be paid on November 13, 2015 to all unitholders of record as of the close of business on October 30, 2015.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the Indenture as of September 30, 2015.

Bank Credit Facilities

Under the Credit Agreement, we and our CSI Compressco Sub, Inc. subsidiary are named as the borrowers and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). The Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As of November 9, 2015, we have a balance outstanding under the Credit Agreement of $243.0 million, and $0.8 million letters of credit and performance bonds outstanding, leaving availability under the Credit Agreement of $156.2 million.

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

The Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA ) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. At September 30, 2015, our consolidated total leverage ratio was 4.41 to 1. In addition, the Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The Credit Agreement provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility. We are in compliance with all covenants and conditions of the Credit Agreement as of September 30, 2015.

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

Off Balance Sheet Arrangements

As of September 30, 2015, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first nine months of 2015, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

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

Interest Rate Risk

Through September 30, 2015, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our Form 10-K for the year ended December 31, 2014.

Exchange Rate Risk

 We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in Mexican pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. As Mexican peso denominated assets are largely offset by Mexican peso denominated liabilities, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 10.0% would have a $64,000 impact on our net income for the three month period ended September 30, 2015.

We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2015, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$3,936	17.06	10/16/2015

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of September 30, 2015, is as follows:

	Balance Sheet	Fair Value at
Foreign currency derivative instruments	Location	September 30, 2015
		(In Thousands)
Forward sale contracts	Current assets	$41
	Current liabilities	—
Net asset		$41

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the period ended September 30, 2015, we recognized approximately $0.2 million of net gains associated with our foreign currency derivative program, and such amount is included in Other Income in the accompanying consolidated statement of operations.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that, except with respect to the event described below, our disclosure controls and procedures were effective as of September 30, 2015, the end of the period covered by this quarterly report.

We are currently integrating CSI into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and, where necessary, making changes in controls and procedures related to the CSI business, which we expect to be completed in fiscal year 2015.

Other than the changes described above in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 30, 2015	—	$—	N/A	N/A
August 1 – August 31, 2015	—	—	N/A	N/A
September 1 – September 30, 2015	—	—	N/A	N/A
Total	—		N/A	N/A

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iv) Consolidated Statement of Partners’ Capital for the nine month period ended September 30, 2015; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	November 10, 2015	By:	/s/Timothy A. Knox
Timothy A. Knox, President
Principal Executive Officer

Date:	November 10, 2015	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer, Treasurer and Secretary
Principal Financial Officer

Date:	November 10, 2015	By:	/s/Susan R. Makovy
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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iv) Consolidated Statement of Partners’ Capital for the nine month period ended September 30, 2015; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2015.