Form 10-K
period 2015-12-31
CSI Compressco LP
filed 2016-03-07
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” AND “SMALLER REPORTING COMPANY” IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER [ ]	ACCELERATED FILER [ X ]	NON-ACCELERATED FILER [ ]	SMALLER REPORTING COMPANY [ ]
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]
THE AGGREGATE MARKET VALUE OF COMMON UNITS HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $337,101,074 AS OF JUNE 30, 2015, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
THE NUMBER OF COMMON UNITS OUTSTANDING AS OF March 4, 2016 WAS 33,190,458 UNITS.
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

•	economic and operating conditions that are outside of our control, including the supply, demand, and prices of crude oil and natural gas;

•	the levels of competition we encounter;

•	the activity levels of our customers;

•	the availability of adequate sources of capital to us;

•	our ability to comply with contractual obligations, including those under our financing arrangements;

•	our operational performance;

•	risks related to acquisitions and our growth strategy, including our 2014 acquisition of Compressor Systems, Inc.;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to our foreign operations;

•	the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies;

•
risks associated with a material weakness in our internal control over financial reporting and the consequences we may encounter if we are unable to remediate the material weakness in our internal control over financial reporting or if we identify other material weaknesses in the future;

•	information technology risks including the risk from cyberattack, and

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

(ii)

PART I

Item 1. Business.

 The financial statements presented in this annual report are the consolidated financial statements of CSI Compressco LP, a Delaware limited partnership and its subsidiaries. When the terms “the Partnership,” “we,” “us” or “our” are used in this document, those terms refer to CSI Compressco LP and its consolidated subsidiaries.

We are a Delaware limited partnership formed in October 2008. Our headquarters are located at 3809 S. FM 1788, in Midland, Texas. Our phone number is 432-563-1170, and our website is accessed at www.csicompressco.com. Our common units are traded on the NASDAQ Exchange under the symbol “CCLP.”

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

About CSI Compressco LP

We are a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We sell standard and custom-designed compressor packages and oilfield fluid pump systems, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services and that we sell to customers.

We are one of the largest service providers of natural gas compression services in the United States, utilizing our fleet of compressor packages that employs a full spectrum of low-, medium-, and high-horsepower engines. Low-horsepower compressor packages enhance production for dry gas wells and liquid-loaded gas wells by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our low-horsepower compressor packages are also utilized in connection with oil and liquids production and in vapor recovery and casing gas system applications. Low- to medium-horsepower compressor packages are typically utilized in wellhead and natural gas gathering systems and other applications primarily in connection with natural gas and oil production. Our high-horsepower compressor package offerings are typically utilized in natural gas production, natural gas gathering, centralized compression facilities, and midstream applications.

Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas, as well as the sale of compressor package parts and components manufactured by third-party suppliers. We design and fabricate natural gas reciprocating and rotary screw compressor packages up to 8,000 horsepower for sale to our customers. The compressor packages that we fabricate are sold to customers for their use in various applications including gas gathering, gas lift, carbon dioxide injection, wellhead compression, gas storage, refrigeration plant compression, gas processing, pressure maintenance, pipeline transmission, vapor recovery, gas transmission, fuel gas boosters, and coal bed methane systems. Our pump systems can be utilized in multiple applications including oil and liquids production, transfer, and pipeline transmission, as well as water injection and disposal and other systems.

Our aftermarket services business provides a wide range of services to support the needs of customers who own compression equipment. These services include operations, maintenance, overhaul, and reconfiguration services and may be provided under turnkey engineering, procurement and construction contracts. Our aftermarket services are provided by our factory- and internally-trained technicians in most of the major oil and natural gas producing basins in the United States.

Our long-term growth strategy includes expanding our existing businesses – through internal growth and acquisitions – both in the U.S. and in select foreign countries.

Our operations are organized into a single business segment. For financial information regarding our revenues and total assets, see Note M –Geographic Information contained in the Notes to Consolidated Financial Statements in this Annual Report.

Prior to our Initial Public Offering in June 2011, TETRA contributed to us substantially all of the business, operations, and related assets and liabilities of our Predecessor. As a result of TETRA's contributions and the other formation transactions that occurred prior to our Initial Public Offering, TETRA held a significant economic interest in us through its ownership of common units, subordinated units (which have since been converted into common units), and its indirect general partner interest that represented an aggregate ownership interest in us of approximately 82%, as well as incentive distribution rights. On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of Compressor Systems, Inc. ("CSI") for $825.0 million cash (the "CSI Acquisition"). The CSI Acquisition purchase price was funded by the sale and issuance of new senior notes and common units and borrowings under our revolving credit facility. A subsidiary of TETRA purchased a portion of the new equity issued and TETRA contributed cash to maintain its approximately 2% general partner interest in us following the offering of the new common units. The issuance of the new common units, including those purchased by TETRA, together with the contribution by TETRA of additional capital to maintain its general partner interest, resulted in the net reduction of TETRA’s ownership interest in us from approximately 82% to approximately 44%. Through TETRA’s wholly owned subsidiary, CSI Compressco GP Inc., TETRA will continue to manage and control us, despite its decreased ownership interest in us. As of December 31, 2015, common units held by the public represent approximately a 56% ownership interest in us.

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

We rely on our general partner’s board of directors and executive officers to manage our operations and make decisions on our behalf. Our general partner is an indirect, wholly owned subsidiary of TETRA. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner or its directors. All of our general partner’s directors are elected by TETRA. Our general partner does not receive any management fee in connection with its management of our business. However, our general partner is reimbursed for certain indirect and direct expenses, including compensation expenses, incurred on our behalf. In addition, our general partner receives distributions based on its limited and general partner interests and incentive distribution rights.

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

Compression Services

We utilize our fleet of compressor packages to provide a variety of compression services to our customers to meet their specific requirements. Our fleet includes approximately 6,000 compressor packages that provide more than 1.1 million in aggregate horsepower, employing a wide spectrum of low-, medium-, and high-horsepower engines. We fabricate our compressor packages primarily at our fabrication facility in Midland, Texas. The horsepower of our natural gas compressor package fleet as of December 31, 2015 is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Horsepower

0 - 100	3,987	187,809	16.6%
101 - 800	1,647	459,708	40.8%
801 and over	358	480,023	42.6%
Total	5,992	1,127,540	100.0%

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

Medium-Horsepower (101-800 Horsepower) Compression Services. Our medium-horsepower compressor packages are primarily utilized to move natural gas from the wellhead through the field gathering system by boosting the pressure of the natural gas flowing through the system. Additionally, these compressor packages are used to reinject natural gas into producing vertical and horizontal oil wells that have insufficient reservoir pressure, to help lift liquids to the surface ("gas lift operations"). Typically, these applications require medium-horsepower compressor packages located at or near the wellhead. These compressor packages are also used to increase the efficiency of low-capacity natural gas fields by providing a central compression point from which the natural gas can be further processed and transported. These compressor packages feature primarily two- and three-stage compressors powered by natural gas engines ranging from 101 to 800 horsepower and equipped with interstage cooling.

High-Horsepower (Over 801 Horsepower) Compression Services. Our high-horsepower compressor packages are primarily utilized in midstream applications including natural gas gathering and centralized compression facilities. They move natural gas from individual wells or a group of wells to boost the pressure while being moved into a gathering pipeline that leads to various types of processing facilities. A significant number of these compressor packages in midstream applications also serve the dual purpose of gas lift operations by injecting a percentage of the compressed natural gas into producing oil wells. Our high-horsepower compressor packages are also used in connection with the movement of natural gas from gathering systems to storage facilities or the end user. These compressor packages feature primarily two- and three-stage compressors powered by natural gas engines over 800 horsepower and equipped with interstage cooling.

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

Compression Services Contract Terms. Prior to the CSI Acquisition, our compression services were primarily performed under service contracts using our low-horsepower compressor packages. A significant portion of these low-horsepower compression services are provided under services contracts that our legal counsel has concluded will generate qualifying income that is not subject to U.S. federal income taxes. Under these services contracts, we are responsible for providing our services in accordance with the particular specifications of a job. As owner and operator, we are responsible for operating and maintaining the equipment we utilize to provide our services. Our domestic services contracts typically have an initial term of one month and, unless terminated by us or our customers with 30-days' notice, continue on a month-to-month basis thereafter. We charge our customers a fixed monthly fee for the services provided under the contract. If the level of services we provide falls below certain contractually-specified percentages, other than as a result of factors beyond our control, our customers are generally entitled to request limited credits against our service fees. To date, these credits have been insignificant as a percentage of revenue. Although CSI's contract compression business is very similar in substance to ours, it was not conducted under service contracts. The CSI contracts typically have twelve month to twenty-four month initial terms and are month-to-month thereafter. Some customers may renew for additional twelve month extensions. Since our acquisition of CSI, we have transitioned a significant majority of CSI's pre-acquisition customer contracts to compression service contracts and we expect these transitions to continue going forward.

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

Compressor Package Fabrication Facilities and Sources of Raw Materials

At our fabrication facility in Midland, Texas, we design, engineer, and fabricate a wide spectrum of natural gas reciprocating and rotary screw compressor packages up to 8,000 horsepower, including both standard field compression equipment meeting industry standards and specialty engineered compression equipment designed for unique customer specifications. We internally fabricate skids, pressure vessels built to American Society of Mechanical Engineers code, and piping systems and integrate them with engines, compressors, and other components obtained from third-party suppliers. The compressor packages are used in our services business and they are sold to major and independent oil and natural gas exploration and production companies as well as midstream processing and transmission companies. We design, engineer, fabricate, and market high quality gas compressor packages that have superior reputation in the industry as indicated by occasional sales to competitive fleets and to end users who have their own compressor package fabrication capabilities.

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

Market Overview and Competition

Our operations are significantly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international markets in which we operate. Beginning in 2014 and continuing throughout 2015, prices of natural gas and oil have dropped significantly. As a result, drilling activities and capital expenditure levels have declined in the domestic and international markets in which we operate. The decline in activity in the natural gas and oil exploration and production industry has resulted, and is expected to continue to result, in declining demand for certain of our products and services.

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

 Our service contracts are generally terminable upon thirty days’ notice after the primary term has expired. Although we enter into short-term contracts, many of our largest customers have been with us for over five years. Our most significant customers for the year ended December 31, 2015 included Atlas Pipeline Mid-Continent, BP America Production Company, Cimarex Energy, ConocoPhillips, DCP Midstream, and Noble Energy, none of which individually accounted for more than 10% of our consolidated revenues. The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

Competition

The natural gas compression services and compressor package fabrication and sale businesses are highly competitive. We experience competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities, and adopt more aggressive pricing policies. Primary competition for our low-horsepower compression services business comes from smaller local and regional companies that utilize packages consisting of a screw or reciprocating compressor with a separate engine driver. These local and regional competitors tend to compete with us on the basis of price, as opposed to our focus on providing production enhancement value to the customer. Competition for our mid- and high-horsepower compression services business comes primarily from large national and multinational companies that may have greater financial resources than ours. Such competitors include ArchRock (formerly a part of Exterran), AXIP Energy Services, Exterran, CDM Resource Management, J-W Power, and USA Compression. Our competition in the standard compressor package fabrication and sale markets includes several large companies and a large number of small, regional fabricators, including some of those who we compete with for compression services, as well as AG Equipment Company, Enerflex, SEC Energy Products & Services, and others. Our competition in the custom-designed market usually consists of larger companies with the ability to provide integrated projects and product support after the sale, including some of the competitors noted above. The ability to fabricate these large custom-designed packages at our facilities near the point of end-use of many customers is often a competitive advantage.

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

Backlog

Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and pump systems. Our custom-designed packages are typically greater in size and scope than standard fabrication packages, requiring more labor, materials, and overhead resources. Our fabrication and sales business requires diligent planning of those resources and project and backlog management in order to meet the customer's desired delivery dates and performance criteria, and achieve fabrication efficiencies. As of December 31, 2015, our fabrication and sales backlog was approximately $33.6 million, all of which is expected to be recognized through the year ended December 31, 2016, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication and sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication and sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

Employees

As of December 31, 2015, our general partner and certain of our subsidiaries had an aggregate of approximately 800 full-time employees who provide services to conduct our operations. Our general partner’s U.S. employees and our employees in Canada are not subject to a collective bargaining agreement. Under an Omnibus Agreement with TETRA, certain employees of TETRA and its affiliates also provide services to our general partner, us, and our subsidiaries, and we reimburse TETRA for these services. Our employees in Argentina are subject to a collective bargaining agreement. The employees of TETRA who provide services to us in Mexico are subject to numerous collective labor agreements. We believe that TETRA, our general partner, and our applicable subsidiaries have good relations with these employees and we have not experienced work stoppages in the past.

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

Our operations are significantly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international markets in which we operate. Natural gas and oil production may be affected by, among other factors, prices for such commodities, weather, and availability of alternative energy sources. The reduction in natural gas and oil prices that began in 2014 and continued through 2015 and early 2016 is expected to continue to result in declining demand for certain of our products and services, which may reduce our cash available for distribution. U.S. natural gas prices continued to decline in 2015, with Henry Hub prices ranging from a high of $2.97 per million British thermal units (“MMBtu”) in January 2015 to a low of $1.92 per MMBtu in December 2015, with an average price during the fourth quarter of 2015 of $2.11 per MMBtu. The Henry Hub price for natural gas as of March 4, 2016 was $1.67 per MMBtu. During 2015, WTI oil prices ranged from a high of $59.80 per barrel in June 2015 to a low of $37.24 per barrel in December 2015. Drilling of natural gas and oil wells from newly developed shale plays in the U.S., which contributed to the growth of our compression services operations up until early 2015, has significantly decreased and is expected to continue to decrease in the future in response to current reduced natural gas and oil pricing. While foreign prices of natural gas and oil have historically been higher than domestic prices, foreign prices have also declined since 2014.

 The sustained decreases in the price of natural gas and oil have caused customers to slow or cease production of natural gas or oil. If customers continue to shut in wells due to these low commodity prices, or for any other reason, or further reduce drilling activity, demand for our compression products and services may further decline.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to our common unitholders at the current quarterly distribution rate.

Under the terms of our partnership agreement, the amount of cash otherwise available for distribution is reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements, and future cash distributions to our common unitholders. As a result of the recent decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, and our expectation that the reduced demand will continue, we have taken strategic cost reduction efforts, including headcount reductions, deferral of wage increases, wage reductions, and other efforts to reduce costs and generate cash in anticipation of the continued reduced demand for our products and services. In addition, on January 22, 2016, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2015, of $0.3775 per common unit, which represents a decrease of $0.1250 per common unit compared to the previous quarterly distribution. In order to make cash distributions at this current distribution rate of $0.3775 per common unit per quarter, or $1.51 per common unit per year, we will require available cash of approximately $12.5 million per quarter, or $50.1 million per year, based on the number of common units outstanding as of March 1, 2016. We may not have sufficient available cash each quarter to enable us to make cash distributions at the current quarterly distribution rate under our cash distribution policy, or any distribution at all. The amount of cash we can distribute to our common unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter-to-quarter based on, among other things, the risks described in this section.

Many of our operating expenses have been volatile and may continue to be volatile or increase in the future. To the extent our efforts to contain these costs are not successful, our generation of operating cash flows to fund our quarterly distributions will be negatively affected.

The CSI Acquisition has substantially changed the scope and size of our operations and business.

The CSI Acquisition substantially expanded the scope and size of our operations and business. Prior to the CSI Acquisition, we fabricated and provided services utilizing small horsepower wellhead compression packages, with total fleet horsepower of approximately 187,000 horsepower as of June 30, 2014. CSI has more and a broader range of contract compression equipment and the acquisition has resulted in our aggregate fleet horsepower as of December 31, 2015 increasing to approximately 1.1 million horsepower. Additionally, CSI has much larger equipment fabrication operations and provides aftermarket services that we have not historically provided. We may not be able to fully and efficiently integrate CSI’s operations into our operations or to realize the expected economic benefits of the CSI Acquisition.

We may not fully realize the benefits from the CSI Acquisition.

As a result of the significant decline in oil and gas prices since the CSI Acquisition, we do not expect to realize all of the anticipated benefits from the CSI Acquisition. In addition, a portion of the expected benefits may not be realized if we are unable to fully and efficiently integrate the business and operations of CSI. While significant steps to integrate and consolidate operations functions have been accomplished, the integration of certain administrative functions has yet to be completed. We are currently reviewing the steps necessary to convert and consolidate CSI's financial accounting, operating, and information systems environment into our and TETRA's system environment. There can be no assurances that these system integration efforts will accomplish all the targeted efficiencies, or that they will not be more costly or take longer to accomplish than what we currently estimate.

We performed an inspection of the assets to be acquired, which we believe to be generally consistent with industry practices. However, the accuracy of our assessments of the assets and our estimates are inherently uncertain. There could also be environmental or other problems that are not necessarily observable even when the inspection is undertaken. If problems are identified after closing of the CSI Acquisition, the stock purchase agreement provides for limited recourse against the seller. In addition, our estimate of the required working capital for the CSI business and targeted working capital set forth in the stock purchase agreement may not be sufficient for actual working capital needs of the CSI business. If our estimate and the targeted working capital were lower than the actual needs of the acquired business, we may be required to fund such additional working capital needs out of other operating cash flows or borrowings under our revolving credit facility (our "Credit Agreement").

Restrictions in our 7.25% Senior Notes and our Credit Agreement could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders, and value of our units.

We have a Credit Agreement with a borrowing capacity of up to $400 million, subject to borrowing base requirements. As of December 31, 2015, our outstanding borrowings under our Credit Agreement were approximately $235.0 million. In addition, we have $350 million in aggregate principal amount of our 7.25% Senior Notes outstanding. We depend on the earnings and cash flow generated by our operations to meet our debt service obligations. Payment of our debt service obligations reduces cash available for distribution to our common unitholders. The operating and financial restrictions and covenants applicable to our Credit Agreement and the 7.25% Senior Notes restrict our ability to take certain actions. Violations of these restrictions and covenants may result in a breach of, or our inability to borrow under, our Credit Agreement, including to fund distributions (if we elected to do so). For example, our Credit Agreement and the 7.25% Senior Notes restrict our ability to, among others things:

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

The Credit Agreement restricts our ability to pay distributions upon the occurrence of any of the following events, among others:

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

Furthermore, our Credit Agreement contains covenants requiring us to maintain (i) a consolidated interest coverage ratio (ratio of consolidated EBITDA to consolidated interest charges) of not less than 3.0 to 1.0; (ii) a consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBTIDA) of not more than 5.5 to 1.0 (with step downs to 5.0 to 1.0); and (iii) a consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of not more than 4.0 to 1.0, in each case calculated on a quarterly basis for the trailing four quarters. Our Credit Agreement provides that we may make distributions to holders of our common units, but only if there is no default under the agreement. Our ability to comply with the covenants and restrictions contained in our Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the provisions of our Credit Agreement could result in an event of default. Upon an event of default, unless waived, the lenders under our Credit Agreement would have all remedies available to secured lenders and could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, institute foreclosure proceedings against our or our subsidiaries’ assets, and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our common units could experience a partial or total loss of their investment.

We are in compliance with all covenants and conditions of our Credit Agreement as of December 31, 2015. Our continuing ability to comply with our financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue. However, as a result of the recent decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices beginning in 2014, and our expectation that the reduced demand will continue for an indefinite period, we have taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash. Based on our projections for each of the quarterly periods in 2016, and including the impact of these cost reduction efforts to increase operating cash flows, we anticipate that we will be in compliance with the financial covenants and other requirements under our Credit Agreement and 7.25% Senior Notes through December 31, 2016. However, there is a remote possibility that we may fail to be in compliance with our financial covenants going forward, and would consequently be in condition of default under the Credit Agreement and 7.25% Senior Notes if we fail to obtain a waiver or amendment from our lenders. There can be no assurance that cost reductions will be successful or that market conditions and operating performance will not be further decreased compared to our projections.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2015, we had approximately $235.0 million outstanding under our Credit Agreement and $350 million aggregate principal amount outstanding under our 7.25% Senior Notes. As of March 4, 2016, the amount outstanding under our Credit Agreement had increased to approximately $254.0 million out of a maximum borrowing capacity of $400 million under our Credit Agreement.

Increases in our indebtedness would increase our total interest expense, which would in turn reduce our cash available for distribution. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we may be forced to consider taking actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to take any of these courses of action.

We have five customers that collectively accounted for approximately 27.9% of our 2015 revenues. Our services and products are provided to these customers pursuant to equipment sales or short-term contract compression agreements, many of which are cancellable with 30-days' notice. The loss of any of these significant customers would result in a decline in our revenue and cash available to pay distributions to our common unitholders.

Our five most significant customers collectively accounted for approximately 27.9% of our 2015 revenues. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

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

Our Credit Agreement provides for floating rate borrowings that bear interest at an agreed upon percentage rate spread above LIBOR or a base rate. As of March 4, 2016, we had approximately $254.0 million of borrowings outstanding, including $2.1 million of letters of credit and performance bonds. Accordingly, our cash flows and results of operations are subject to interest rate risk exposure associated with the level of variable rate borrowings outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase (even if the amount borrowed remained the same). A 1.0% increase in interest rates on the borrowings outstanding under our Credit Agreement would cost us approximately $2.4 million in additional annual interest expense.

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

A significant portion of our revenues is derived from the sales of compressor packages and pump systems. During 2015, we reported revenues of $141.5 million from the sale of compressor packages and parts. As of December 31, 2015, we had a compressor package and pump system sales order backlog of $33.6 million, which compared to $120.0 million as of December 31, 2014. Demand to purchase our compressor packages and pump systems is also affected by numerous factors, including the prices of natural gas and oil and the level of capital spending by our customers. A change in our business strategy or any of these factors could cause cash flows from the sale of compressor packages and pump systems to decrease.

Our future growth and success will depend upon a number of factors, some of which we cannot control.

Our long-term growth strategy includes both internal growth and growth through acquisitions. Our future internal growth and success will depend upon a number of factors that are outside of our control. These factors include our ability to:

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

We distribute to our common unitholders all of our available cash after paying expenses and establishing desired reserves. As of December 31, 2015, our total cash balance was $10.6 million. If our cash balances are insufficient to fund future growth opportunities, we plan to rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund such growth. To the extent we are unable to efficiently finance growth externally, our cash distribution policy will significantly impair our ability to grow. To the extent we issue additional partnership units in connection with our growth, the payment of distributions on those additional partnership units may increase the risk that we will be unable to maintain or increase our per-unit distribution. There are no limitations in our partnership agreement or our revolving credit agreement on our ability to issue additional partnership units, including partnership units ranking senior to the common units.

We may be unable to grow successfully through future acquisitions and we may not be able to achieve the expected benefits of and integrate the businesses we do acquire effectively, which may impact our operations and limit our ability to increase distributions to our common unitholders.

From time to time, we may choose to make business acquisitions to pursue market opportunities, increase our existing capabilities, and expand into new areas of operations. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. As a result of the decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices since 2014, and our expectation that the reduced demand will continue for an indefinite period of time, we may not achieve all of the expected benefits of or be successful in fully integrating the CSI Acquisition or any future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of attention from our general partner’s personnel. Even if we are successful in fully integrating the CSI Acquisition or any future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expect from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making acquisitions or causing us to refrain from making acquisitions. Our inability to make acquisitions or to achieve the expected results of and integrate successfully future acquisitions into our existing operations may impact our operations and limit our ability to increase distributions to our common unitholders.

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

We have operations in Mexico, Canada, and Argentina as well as a number of other foreign countries. A portion of our expected future growth includes expansion in these and other foreign countries. Foreign operations carry special risks. Our operations in the countries in which we currently operate and those countries in which we may operate in the future, could be adversely affected by:

•	government controls and actions, such as expropriation of assets and changes in legal and regulatory environments;

•	import and export license requirements;

•	political, social, or economic instability;

•	trade restrictions;

•	changes in tariffs and taxes;

•	currency exposure;

•	restrictions on repatriating foreign profits back to the United States; and

•	the impact of anti-corruption laws.

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

Our growing operations in Argentina expose us to the changing economic, legal, and political environment in that country, including changing regulations governing the repatriation of cash generated from our operations in Argentina.

The current economic, legal, and political environment in Argentina and recent devaluations of the Argentinian peso have created increased instability for foreign investment in Argentina. The Argentinian government is currently attempting to address the current high rate of inflation and the continuing currency devaluation pressure. Fiscal and monetary expansion in Argentina has led to devaluations of the Argentinian peso, particularly in late 2013, early 2014, and late 2015. Additional devaluation may be necessary to help boost the current Argentina economy, and they may be accompanied by fiscal and monetary tightening, including additional restrictions on the transfer of U.S. dollars out of Argentina.

As a result of our expanding operations in Argentina, consolidated revenues and operating cash flow generated in Argentina have increased over the past three years. As of December 31, 2015, approximately $3.5 million of our consolidated cash balance is located in bank accounts in Argentina, and the process of repatriating this cash to the U.S. is subject to increasingly complex regulations. There can be no assurances that our growing Argentinian operations will not expose us to the loss of liquidity, foreign exchange losses, and other potential financial impacts.

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

Neither our partnership agreement nor the Omnibus Agreement between TETRA and us prohibits TETRA and its affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. TETRA currently provides some services for PEMEX in Mexico in competition with us and could choose to further compete with us for additional services for PEMEX in Mexico. In addition, TETRA and its affiliates may acquire compression-

based services businesses or assets in the future, without any obligation to offer us the opportunity to purchase any of that business or those assets. As a result, competition from TETRA could adversely affect our results of operations and cash available for distribution.

Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.

Because we have operations in Mexico, Canada, and Argentina and in certain other foreign countries, a portion of our business is conducted in foreign currencies. As a result, we are exposed to currency exchange rate fluctuations that could have an adverse effect on our results of operations. If a foreign currency weakened significantly, we would be required to convert more of that foreign currency to U.S. dollars to satisfy our obligations, which would cause us to have less cash available for distribution. A significant strengthening of the U.S. dollar could result in an increase in our financing expenses and could materially affect our financial results under U.S. generally accepted accounting principles ("GAAP"). Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. Most of our billings under the contracts with PEMEX and other clients in Mexico are in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos. In addition, future contract awards with PEMEX may require us to bill a larger portion of our revenues in Mexican pesos, which would expose us to additional foreign currency exchange rate risks.

As a result of the above, we are exposed to fluctuations in the values of the Mexican and Argentinian peso against the U.S. dollar. A material increase in the values of these foreign currencies relative to the U.S. dollar would adversely affect our cash flows and net income. In addition, for our operations in Canada, where the Canadian dollar is the functional currency under GAAP, all U.S. dollar-denominated monetary assets and liabilities, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, long-term debt and capital lease obligations, are revalued and reported based on the prevailing exchange rate at the end of the reporting period. This revaluation may cause us to report significant foreign currency exchange gains and losses in certain periods.
Further changes in the economic environment could result in further significant impairments of certain of our long-lived assets and goodwill.

During the fourth quarter of 2015, primarily as a result of the significant decreases in oil and natural gas prices, we recorded certain consolidated long-lived asset impairments of approximately $11.8 million. Further changes in the economic environment could result in decreased demand for our products and services, which could impact the expected utilization rates of our compressor package fleet. Under generally accepted accounting principles, we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings.

As of December 31, 2015, we have approximately $92.4 million of goodwill. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of goodwill. If we determine that any of our goodwill is impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt to total capitalization.

Throughout 2015, and particularly during the last half of the year, lower oil and natural gas commodity prices have resulted in a decreased demand for certain of our products and services. Specifically, demand for low-horsepower wellhead compression services and for sales of compressor equipment have decreased significantly and are expected to continue to be decreased for the foreseeable future. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on oil and gas drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The accompanying decrease in the price of our common units during the fourth quarter of 2015 has also resulted in an overall reduction in our market capitalization. As part of our annual internal business outlook that we performed during the fourth quarter, we considered changes in the global economic environment that affected our common unit price and market capitalization. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of the decreased demand for certain of our products and services, the fair value, as reflected in our market capitalization, was less than our carrying value as of December 2015. As part of the second step of goodwill impairment testing, we used our estimated fair value in a hypothetical purchase price allocation. The allocation of the purchase price includes hypothetical adjustments to the carrying values of several asset carrying values, including adjustments to long-lived property, plant and equipment assets and certain intangible assets. After making these purchase price adjustments, there was $92.4 million residual purchase price to be allocated to our goodwill. Based on this analysis, we concluded that an impairment of $139.4 million of our recorded goodwill was required.

Specific uncertainties affecting our estimated fair value include the impact of competition, prices for oil and natural gas, the trading price of our common units, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Negative developments with regard to these factors could have a further negative effect on our fair value. Subsequent to December 31, 2015, and as of March 7, 2016, the price of our common units has continued to decline, and as a result future additional impairments are possible.

We are exposed to significant credit risks.

We face credit risk associated with the significant amounts of accounts receivable we have with our customers in the energy industry. Many of our customers, particularly those associated with our low-horsepower compression service operations, are small- to medium-sized oil and gas operators that may be more susceptible to fluctuating oil and gas commodity prices or generally increased operating expenses than larger companies. Our customers' ability to pay is impacted by the current decreased oil and natural gas price environment.

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

We have disclosed a material weakness in our internal control over financial reporting, and if we do not adequately remediate this weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting our business may be adversely affected.

As disclosed in Item 9A of this Annual Report, management identified certain deficiencies in our internal control over financial reporting relating to accounting for the recognition of aftermarket services revenues. A material weakness is a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2015. A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate information. Our general partner's management is taking measures to remediate the material weakness and to enhance our internal controls over financial reporting. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control occur in the future, we may not be able to timely or accurately report our results of operations or maintain effective disclosure controls and procedures. If we are unable to report financial information timely or accurately, or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions, securities litigation, debt rating agency downgrades or rating withdrawals, any one of which could adversely affect the valuation of our common units and our business prospects.

Our operations and reputation may be impaired if certain information technology systems fail to perform adequately or if we are the subject of a data breach or cyberattack.

The information technology systems of our general partner and TETRA are critically important to operating our business efficiently. We rely on these information technology systems to manage business data, communications, supply chain, customer invoicing, employee information, and other business processes. Our general partner outsources certain business process functions to TETRA and third-party providers and similarly relies on TETRA and these third-parties to maintain and store confidential information on their systems. The failure of these information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

Furthermore, these information technology systems may be vulnerable to security breaches beyond our control, including those involving cyberattacks using viruses, worms or other destructive software, process breakdowns, phishing or other malicious activities, or any combination of the foregoing. Such breaches could result in unauthorized access to information including customer, supplier, employee, or other company confidential data. We do not carry insurance against these risks, although our general partner invests in security technology, performs penetration tests from time to time, and designs our business processes to attempt to mitigate the risk of such breaches. While we believe these measures are generally effective, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced, and expect to continue to experience, cybersecurity threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

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

On January 22, 2016, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2015 of $0.3775 per common unit, which represents a decrease of $0.1250 per common unit compared to the previous quarterly distribution. This distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. This cash distribution was paid on February 15, 2016 to all common unitholders of record as of the close of business on February 1, 2016. The amount of quarterly distributions is determined based on a variety of factors, including our estimates of cash needs to fund our future operating, investing, and debt service requirements. Our estimates of these future cash requirements are used in the determination of available cash, as defined in our Partnership Agreement. During the current period of low oil and natural gas pricing, we will continue to monitor the uncertain levels of cash flows from operating activities and the levels of cash flows from investing activities necessary to maintain our equipment fleet, and use these estimates in the determination of the levels of our future quarterly distributions. During the current period of low oil and natural gas pricing, there can be no assurance that our quarterly distributions will increase from this reduced amount per common unit, or that there will not be further decreases in the amount of distributions in the future.

TETRA controls our general partner, which has sole responsibility for conducting our business and managing our operations, and thereby controls us. TETRA has conflicts of interest, which may permit it to favor its own interests to our unitholders’ detriment.

TETRA controls our general partner, and through the general partner controls us. Some of our general partner’s directors are directors of TETRA or its affiliates that own our general partner. Therefore, conflicts of interest may arise between TETRA and its affiliates, including our general partner, on the one hand, and us and our common unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of TETRA and its affiliates over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•
our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus, and this determination can affect the amount of cash that is distributed to our common unitholders;

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

•
our partnership agreement permits us to distribute up to $15 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings, or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on the incentive distribution rights;

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

Pursuant to an Omnibus Agreement entered into between TETRA, our general partner and us, TETRA provides to us certain general and administrative services, including, without limitation, legal, accounting, treasury, insurance administration and claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Our ability to execute our growth strategy depends significantly upon TETRA’s performance of these services. Our reliance on TETRA could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. Additionally, TETRA will receive reimbursement for the provision of various general and administrative services for our benefit. Our general partner is also entitled to significant reimbursement for certain expenses it incurs on our behalf, including reimbursement for a portion of the cost of its employees who perform services for us. Payments for these services are substantial and reduce the amount of cash available for distribution to our common unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

Our common unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66.7% of all outstanding common units is required to remove our general partner. As of March 7, 2016, our general partner and its affiliates, owns 43.6% of our aggregate outstanding common units.

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

If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of March 7, 2016, our general partner and its affiliates own an aggregate of 43.6% of our common units.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of TETRA). As of March 7, 2016, our general partner and its affiliates own an aggregate of 43.6% of our common units.

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

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe that we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Further, the U.S. Treasury Department and the IRS have issued proposed regulations interpreting the scope of the qualifying income requirements for publicly traded partnerships by providing industry-specific guidance with respect to activities that will generate qualifying income. The proposed regulations, once issued in final form, may change interpretations of the current law relating to the characterization of income as qualifying income and could modify the amount of our gross income we are able to treat as qualifying income for purposes of the qualifying income requirement. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units and the amount of cash available for distribution to our unitholders.

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to our unitholders.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, and other forms of taxation. For example, we are subject to an entity-level Texas franchise tax. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders.

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

Approximately 10.2% of our consolidated revenues for the year ended December 31, 2015, was generated in non-U.S. jurisdictions, primarily Mexico, Canada, and Argentina. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional taxes being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated taxes being imposed in jurisdictions in which we are organized or from which we receive income and further reducing the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

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

Recently enacted legislation, applicable to partnership tax years beginning after 2017, alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under the new rules, unless we are eligible to (and do) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.

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

We prorate our items of income, gain, loss, and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method and could change the allocation of items of income, gain, loss, and deduction among our unitholders.

We prorate our items of income, gain, loss, and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although recently issued final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, these regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change our allocation of items of income, gain, loss, and deduction among our unitholders.

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

We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if special relief from the IRS is not available) for one fiscal year, and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder's taxable income for the year of termination. A technical termination would not affect our classification as a partnership for U.S. federal income tax purposes, but, instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year in which the termination occurs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2015, we owned a headquarters and fabrication facility in Midland, Texas, a fabrication facility in Oklahoma City, Oklahoma and additional service facilities in North Dakota, Oklahoma, Texas, and Utah. We lease a fabrication facility and an administrative facility in Oklahoma, and lease 32 additional service facilities in Alabama, California, Colorado, Louisiana, New Mexico, Ohio, Oklahoma, Texas, Wyoming, and foreign locations in Argentina, Australia, Canada, and Mexico. We lease a number of storage facilities located across the geographic markets we serve. We utilize one of TETRA’s facilities in Texas as a sales office. Our primary assets include our fleet of compression and other equipment. See Item 1 Business - Compression Services, for a discussion and description of our compressor fleet. All obligations under our bank revolving credit facility are secured by a first-lien security interest in substantially all of our assets, including our equipment fleet and our fabrication facilities in Midland, Texas and Oklahoma City, Oklahoma, but excluding other real property assets.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Price Range of Common Units and Cash Distributions

Our common units are traded on the NASDAQ Global Market under the symbol “CCLP.” As of March 7, 2016, there were 38 holders of record of the common units. The following table sets forth the high and low sale prices of the common units and cash distributions to common unitholders for each calendar quarter during the two years ended December 31, 2015, as reported by the NASDAQ.

	High	Low	Cash Distribution per Common Unit(1)
2014
First Quarter	$25.95	$19.15	$0.4450
Second Quarter	31.00	22.56	0.4525
Third Quarter	28.00	20.19	0.4600
Fourth Quarter	24.51	12.93	0.4850
2015
First Quarter	$19.40	$12.70	$0.4950
Second Quarter	22.15	16.11	0.5000
Third Quarter	17.99	11.60	0.5025
Fourth Quarter	15.27	10.10	0.3775

(1)	Represents cash distributions attributable to the quarter and paid in the following calendar quarter.

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

Quarterly Distribution. We pay quarterly distributions to the holders of common units to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including payments to our general partner and its affiliates. For the fourth quarter of 2015 we paid a distribution of $0.3775 per common unit, or $1.51 on an annualized basis. As a result, no payments are due under our incentive distribution rights to our general partner in connection with this quarterly distribution. (See discussion of incentive distribution rights below.) There is no guarantee that we will continue to pay the current quarterly distribution on the common units. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2015 totaled $1.8750 per common unit. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” for a discussion of provisions included in our revolving credit facility that restrict our ability to make distributions.

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

Our general partner also currently holds incentive distribution rights ("Incentive Distribution Rights") that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.445625 per common unit per quarter. The maximum distribution of 50.0% includes distributions paid to our general partner on its 2.0% general partner interest and assumes that our general partner maintains its general partner interest at 2.0%. The maximum distribution of 50.0% does not include any distributions that our general partner may receive on any limited partner units that it owns.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
Oct 1 – Oct 31, 2015	—		N/A	N/A
Nov 1 – Nov 30, 2015	–	–	N/A	N/A
Dec 1 – Dec 31, 2015	–	–	N/A	N/A
Total	—		N/A	N/A

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report. Please read “Item 1A. Risk Factors” for a discussion of the material uncertainties that might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of CSI for $825.0 million cash, a portion of which was financed through the issuance of additional common units and through the issuance of long-term debt. For periods after August 4, 2014, our results of operations includes the operations of CSI. For the periods on and after June 20, 2011, the following audited consolidated financial statements represent CSI Compressco LP. Financial information for periods prior to June 20, 2011 represents the operations of our Predecessor.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except Per Unit Amounts)
Income Statement Data
Revenues	$457,641	$282,647	$121,301	$108,582	$95,179
Cost of revenues	290,660	174,667	68,116	57,500	53,195
Depreciation and amortization expense	81,838	40,880	14,349	13,227	12,521
Impairments of long-lived assets	11,797	278	293	—	—
Selling, general, and administrative expenses	43,479	32,100	17,467	17,270	14,269
Goodwill impairment	139,444	—	—	—	—
Interest expense, net	32,178	12,964	469	25	5,052
Other expense, net	4,976	11,672	782	876	980
Income (loss) before income tax provision	(146,731)	10,086	19,825	19,684	9,162
Net income (loss)	$(146,630)	$11,258	$17,567	$16,331	$7,257
Net income (loss) per common unit, basic	$(4.36)	$0.47	$1.11	$1.04	$0.45
Weighted average common units outstanding, basic	33,169,413	18,928,640	9,230,876	9,163,798	9,044,293
Net income (loss) per common unit, diluted	$(4.36)	$0.47	$1.10	$1.03	$0.44
Weighted average common units outstanding, diluted	33,169,413	18,928,640	9,305,066	9,193,407	9,063,339

	December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Balance Sheet Data
Working capital	$59,300	$90,222	$32,074	$30,624	$34,043
Total assets	980,450	1,233,661	225,109	217,786	206,344
Long-term debt	580,481	539,961	29,959	10,050	—
Partners' capital/net parent equity	332,158	550,281	173,716	182,250	188,644
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
Business Overview

The inclusion of a full twelve months of operations from Compressor Systems, Inc. ("CSI"), which was acquired on August 4, 2014 (the "CSI Acquisition"), significantly increased our revenues, results of operations, and operating cash flow during the year ended December 31, 2015 compared to the prior year. Revenues generated by CSI during 2015 totaled approximately $334.8 million, compared to approximately $152.5 million for the five month period of 2014 after the CSI Acquisition, contributing to the $175.0 million increase in consolidated revenues compared to the prior year. Partially offsetting the increase from CSI, consolidated revenues were negatively impacted by decreased compression services revenues from our below-100 horsepower (HP) pre-CSI business. Due to decreased oil and natural gas prices during 2015 compared to the prior year, there has been a reduction in demand for our below-100 HP production enhancement compression services, including in liquids-rich resource plays and vapor recovery applications. As a result, our below-100 HP compression service revenues decreased by approximately $11.1 million during 2015 compared to the prior year. Demand for high-horsepower and medium-horsepower compression services has been less impacted by current oil and natural gas pricing. In addition to the impact on demand for below-100 HP compression services, current low oil and natural gas prices have also adversely impacted demand for sales of our new compressor packages. Our fabrication backlog associated with new equipment sales has decreased significantly throughout 2015, to $33.6 million as of December 31, 2015, compared to $120.0 million as of December 31, 2014, as completed new equipment sales during 2015 have far exceeded new equipment sales orders placed in 2015. Demand for our products and services are expected to continue to be decreased for the foreseeable future and, as a result, our future revenues and operating cash flows are expected to be adversely impacted. Accordingly, our fair value, as reflected by our market capitalization and other indicators, was less than our carrying value as of December 31, 2015. As part of our annual goodwill impairment testing, we used our estimated fair value in a hypothetical purchase price allocation, which resulted in an impairment of $139.4 million of the $233.6 million of our recorded goodwill. In addition, we recorded approximately $11.8 million of impairments to other long-lived assets, including certain identified intangible assets that were assessed for impairment as part of our annual goodwill impairment testing. Largely as a result of these asset impairments, we recorded a net loss of $146.6 million during the year ended December 31, 2015 compared to $11.3 million of net income during the prior year.
During 2015, we generated $101.9 million in cash provided from operations, approximately $95.3 million of which was used to fund capital expenditures. In response to the current decreased, and expected future decreased, demand for our products and services, we have taken steps to reduce our operating expenses and preserve operating cash and liquidity. We have taken cost reduction steps, including headcount reductions, deferral of wage increases, wage reductions, and other efforts, to reduce the cost of our fabrication and field operations, and will continue to review our cost structure for additional opportunities to improve profitability in the current operating environment. While total capital expenditures during the year ended December 31, 2015 were $95.3 million, given the current reduced demand for our products and services we have decreased our capital expenditures plans for 2016 to range from approximately $20.0 million to $30.0 million. Our growth capital expenditures continue to be focused on opportunities with our larger HP compressor fleet. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2016 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. As a result of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash to fund our liquidity needs. We plan to fund our capital expenditure needs through operating cash flows, borrowings under our bank revolving credit facility (the "Credit Agreement"), and potentially other sources, if necessary. As of March 4, 2016, we had $254.0 million of borrowings outstanding under our Credit Agreement, which matures August 2019. Our $350.0 million of 7.25% Senior Notes mature August 2022. For the year ended December 31, 2015, we distributed approximately $68.4 million to our common unitholders and General Partner. On January 22, 2016, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2015, of $0.3775 per common unit, which represents a decrease of $0.1250 per common unit compared to the previous quarterly distribution. This cash distribution was paid on February 15, 2016, to all common unitholders of record as of the close of business on February 1, 2016. The amount of quarterly distributions is determined based on a variety of factors, including our estimates of cash needs to fund our future operating, investing, and debt service requirements. Our estimates of these future cash requirements are used in the determination of available cash, as defined in our Partnership Agreement. During the current period of low oil and natural gas pricing, we will continue to monitor the uncertain levels of cash flows from operating activities and the levels of cash flows from investing activities necessary to maintain our equipment fleet, and use these estimates in the determination of the levels of our future quarterly distributions.
We are not a restricted subsidiary of TETRA for purposes of TETRA’s credit facility, which we refer to as the “TETRA Credit Facility,” or under several series of notes that TETRA has issued pursuant to certain note purchase agreements in October 2010, April 2013, March 2015, and October 2015, which we collectively refer to as the “TETRA Senior Notes.” Although our ability to take certain actions, including incurring indebtedness and making acquisitions and capital expenditures, is limited under our Credit Agreement and Senior Notes, it is not restricted by the TETRA Credit Facility or the TETRA Senior Notes.
How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, year-to-date, and year-to-year comparisons, and as compared to budget. This analysis is useful in identifying adverse cost trends and allows us to investigate the cause of these trends and implement remedial measures if possible. The most significant portions of our operating expenses are for our field labor, repair and maintenance of our equipment and the fuel and other supplies consumed while providing our services. Other materials consumed while performing our services, ad valorem taxes, other labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with our level of activity.

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year ended December 31, 2015, is provided within the results of operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation (including impairments), and amortization. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

Adjusted EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities, or any other measure of financial performance presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Our Adjusted EBITDA may not be comparable to EBITDA or similarly titled financial metrics of other entities, as other entities may not calculate Adjusted EBITDA in the same manner as we do. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. Adjusted EBITDA should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Net income (loss)	$(146,630)	$11,258	$17,567
Provision (benefit) for income taxes	(101)	(1,172)	2,258
Depreciation and amortization	81,838	40,880	14,349
Impairments of long-lived assets	11,797	278	293
Goodwill Impairment	139,444	—	—
Interest expense, net	32,178	12,964	469
Equity Compensation	2,164	1,544	1,459
Amortized finance costs	2,786	1,163	—
CSI acquisition costs	208	13,258	—
Severance	772	—	—
Adjusted EBITDA	$124,456	$80,173	$36,395

This reconciliation of net loss to Adjusted EBITDA for the year ended December 31, 2015 includes approximately $11.8 million of impairments for long-lived tangible assets and identified intangible assets and approximately $139.4 million of impairment of goodwill. Net income and Adjusted EBITDA for the year ended December 31, 2014 include the impact of $6.5 million of pretax transaction costs associated with the CSI Acquisition. In addition, the year ended December 31, 2014 includes the impact of $6.8 million of pretax interim financing expenses in connection with the CSI Acquisition.

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Cash flow from operating activities	101,893	44,819	29,135
Changes in current assets and current liabilities	(9,962)	13,971	5,423
Deferred income taxes	605	3,514	(266)
Other non-cash charges	(1,137)	(431)	(624)
Financing expense	—	(6,750)	—
Interest expense, net	32,178	12,964	469
Provision (benefit) for income taxes	(101)	(1,172)	2,258
CSI acquisition costs	208	13,258	—
Severance	772	—	—
Adjusted EBITDA	$124,456	$80,173	$36,395

Subsequent to the August 4, 2014 acquisition date, the CSI Acquisition has had, and is expected to continue to have, a significant impact on Adjusted EBITDA going forward.

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

The following table sets forth our total horsepower in our fleet and our total horsepower in service as of the dates shown.

	December 31,
	2015	2014	2013
Horsepower
Total horsepower in fleet	1,127,540	1,089,151	180,315
Total horsepower in service	924,961	955,095	154,813

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
Manufacturing and Backlog. Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of December 31, 2015, our fabrication backlog was approximately $33.6 million, all of which is expected to be recognized through the year ended December 31, 2016, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

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

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Historically, our business has not experienced significant impairments of its long-lived compressor assets, as utilized compressor packages generate cash flows sufficient to support their carrying values. Unutilized assets are maintained and evaluated on a regular basis. Serviceable compressor packages that are currently unutilized are anticipated to be placed in service in future years as demand increases or as fully depreciated packages in service are replaced. Sales of compressor packages have historically been at selling prices in excess of asset cost. Intangible assets recognized as part of the CSI Acquisition include trademark/tradename, customer relationships, and other intangible assets that are supported primarily by the estimated future cash flows of our operations. During the year ended December 2015, we recorded $11.8 million of impairments of long-lived assets, including certain compressor packages totaling approximately 45,000 HP to be scrapped or sold and certain identified intangible assets. Additional impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production or pricing.

Impairment of Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. The annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that, due to the decrease in the market price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital as of December 31, 2015, it was “more likely than not” that the fair value of our business was less than its carrying value as of December 31, 2015.

When the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test being performed. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill, and the recorded amount is written down to the hypothetical amount, if lower. Our management must apply judgment in determining the estimated fair value for purposes of performing the goodwill impairment test. Management uses all available information to make these fair value determinations, including the present value of expected future cash flows using discount rates commensurate with the risks involved in the assets. The resultant fair values calculated are then compared to observable metrics for other companies in our industry or from mergers and acquisitions in our industry, to determine whether those valuations, in our judgment, appear reasonable. Our estimates of our fair value, if required, are based on a combination of an income approach and a market approach. These estimates are imprecise and are subject to our estimates of the future cash flows of our business and our judgment as to how these estimated cash flows translate into our business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. If we overestimate the fair value of our business, the balance of our goodwill asset may be overstated. Alternatively, if our estimated fair values are understated, an impairment might be recognized unnecessarily or in excess of the appropriate amount.

Throughout 2015, and particularly during the last half of the year, lower oil and natural gas commodity prices have resulted in a decreased demand for certain of our products and services. Specifically, demand for low-horsepower wellhead compression services and for sales of compressor equipment have decreased significantly and are expected to continue to be decreased for the foreseeable future. These decreases in commodity prices have had, and are expected to continue to have, a negative impact on oil and gas drilling and capital expenditure activity, which affects demand for a portion of our products and services. The decrease in the price of our common units during the fourth quarter of 2015 has also resulted in an overall reduction in our market capitalization. As part of our annual internal business outlook that we performed during the fourth quarter, we considered changes in the global economic environment that affected our common unit price and market capitalization. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of the decreased demand for certain of our products and services, the fair value, as reflected by our market capitalization and other indicators, was less than our carrying value as of December 2015. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $92.4 million residual purchase price to be allocated to our goodwill. Based on this analysis, we concluded that an impairment of $139.4 million of our recorded goodwill was required.

Specific uncertainties affecting our estimated fair value include the impact of competition, the prices for oil and natural gas, the trading price of our common units, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Negative developments with regard to these factors could have a further negative effect on our fair value. Subsequent to December 31, 2015, and as of March 7, 2016, the price of our common units has continued to decline.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In Thousands)
Revenues:
Compression and related services	$287,702	$192,151	$112,937	$95,551	$79,214
Aftermarket services	28,478	15,624	—	12,854	15,624
Equipment and part sales	141,461	74,872	8,364	66,589	66,508
Total revenues	457,641	282,647	121,301	174,994	161,346
Cost of revenues:
Cost of compression and related services	142,327	98,874	63,425	43,453	35,449
Cost of aftermarket services	24,994	13,579	—	11,415	13,579
Cost of equipment and part sales	123,339	62,214	4,691	61,125	57,523
Total cost of revenues	290,660	174,667	68,116	115,993	106,551
Depreciation and amortization	81,838	40,880	14,349	40,958	26,531
Impairments of long-lived assets	11,797	278	293	11,519	(15)
Selling, general, and administrative expense	43,479	32,100	17,467	11,379	14,633
Goodwill impairment	139,444	—	—	139,444	—
Interest expense, net	32,178	12,964	469	19,214	12,495
Other expense, net	4,976	11,672	782	(6,696)	10,890
Income (loss) before income taxes	(146,731)	10,086	19,825	(156,817)	(9,739)
Provision (benefit) for income taxes	(101)	(1,172)	2,258	1,071	(3,430)
Net income (loss)	$(146,630)	$11,258	$17,567	$(157,888)	$(6,309)

	Percentage of Total Revenues
	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Compression and related services	62.9%	68.0%	93.1%	49.7%	70.1%
Aftermarket services	6.2%	5.5%	—%	82.3%	100.0%
Equipment and part sales	30.9%	26.5%	6.9%	88.9%	795.2%
Total revenues	100.0%	100.0%	100.0%	61.9%	133.0%
Cost of revenues:
Cost of compression and related services	31.1%	35.0%	52.3%	43.9%	55.9%
Cost of aftermarket services	5.5%	4.8%	—%	84.1%	100.0%
Cost of equipment and part sales	27.0%	22.0%	3.9%	98.2%	1,226.2%
Total cost of revenues	63.5%	61.8%	56.2%	66.4%	156.4%
Depreciation and amortization	17.9%	14.5%	11.8%	100.2%	184.9%
Impairments of long-lived assets	2.6%	0.1%	0.2%	4,143.5%	(5.1)%
Selling, general, and administrative expense	9.5%	11.4%	14.4%	35.4%	83.8%
Goodwill impairment	30.5%	—%	—%	100.0%	—%
Interest expense, net	7.0%	4.6%	0.4%	148.2%	2,664.2%
Other expense, net	1.1%	4.1%	0.6%	(57.4)%	1,392.6%
Income (loss) before income taxes	(32.1)%	3.6%	16.3%	(1,554.8)%	(49.1)%
Net income (loss)	(32.0)%	4.0%	14.5%	(1,402.5)%	(35.9)%

2015 Compared to 2014

Revenues

Revenues during the year ended December 31, 2015 significantly increased compared to the prior year, primarily due to the acquired operations of CSI. The acquired operations of CSI generated approximately $106.7 million of increased compression and related services revenues, which are attributable to twelve months of activity in the current year compared to approximately five months of activity in the prior year, due to the August 4, 2014 acquisition date of CSI. This increase was partially offset by decreased service revenues from pre-CSI Acquisition compression services operations that decreased approximately $11.1 million. Decreased oil and natural gas commodity prices have adversely impacted the demand for below-100 horsepower compression and related services applications, including for liquids-rich resource plays and vapor recovery applications. In addition, $12.9 million of increased aftermarket services revenues were also recognized primarily as a result of the full twelve months activity from CSI operations. During most of 2015, we continued to increase the overall size of our compressor package service fleet, particularly our high-horsepower fleet, to serve the current levels of demand for midstream gas transmission, gathering, processing, and other services applications. However, in response to decreased demand as a result of current oil and natural gas prices, we have significantly reduced our growth capital expenditure plans for 2016.

In addition to the increase in consolidated compression and related services and aftermarket services revenues, there was an increase of approximately $66.6 million in revenues from the sales of equipment and parts during the current year, compared to the prior year. This increase is primarily due to the inclusion of twelve months of activity of CSI, which generated increased equipment and parts sales revenues of $63.0 million during the current year. In addition, increased revenues from equipment and parts sales from our non-CSI operations of approximately $3.6 million were due to a large sale of GasJack packages to a single customer in late 2015, although this sale will result in reduced compression service revenues from these packages going forward. As reflected by the decreased level of new equipment sales fabrication backlog as of December 31, 2015, as a result of the current low commodity price environment we expect 2016 new equipment sales revenues to decrease compared to 2015. The level of revenues from such sales is typically difficult to forecast, as these revenues are tied to specific projects that vary in scope, design, complexity, and customer needs. Our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in cost of compression services revenues during the year ended December 31, 2015, compared to the prior year was also due to the CSI Acquisition, which generated approximately $49.1 million of increased cost during the year. This increase in CSI cost of compression services was partially offset by decreased activity for pre-CSI operations. Consolidated cost of compression and related services as a percentage of consolidated compression and related services revenues decreased to 49.5% during 2015 from 51.5% during the prior year. Cost of CSI aftermarket services as a percentage of associated revenues was 88.2% during the current year and 87.0% during the prior year. We have taken cost reduction steps during 2015 and early 2016 including headcount reductions, wage reductions, deferral of wage increases, and other efforts to reduce the cost of our fabrication and field operations, and will continue to review our cost structure for additional opportunities to improve profitability in the current operating environment.

Cost of equipment and parts sales increased compared to the prior year due to the increased sales, primarily as a result of the CSI Acquisition.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased as a result of including depreciation and amortization from CSI for the full twelve months during the current year period resulting in approximately $49.4 million of increased depreciation and amortization expense. CSI depreciation and amortization includes the impact of the allocation of the purchase price to the estimated fair values of CSI's property, plant, and equipment and identified intangible assets.

Long-lived asset impairments

During the fourth quarter of 2015, we recorded total long-lived asset impairment charges of $11.8 million reflecting the decreased fair value for certain assets as a result of decreased utilization and decreased expected future cash flows to support their carrying value. Assets that were partially impaired included certain of our intangible assets and tangible compressor equipment having approximately 45,000 HP.

Selling, general, and administrative expense

Selling, general and administrative expense increased during the year ended December 31, 2015, compared to the prior year, primarily due to increased salary related expenses of approximately $8.9 million, primarily from increased salaries, incentive and benefits, and due to increased general expenses of $2.7 million. These increases are primarily attributable to twelve months of CSI activity in the current year compared to approximately five months of activity in the prior year, due to the August 4, 2014 acquisition date of CSI. Also, administrative costs allocated from TETRA increased by approximately $3.8 million, as a result of increased activity following the CSI Acquisition. These increases were offset by decreased professional fees of approximately $3.2 million, largely due to $5.6 million of CSI acquisition transaction costs incurred during the prior year and $1.2 million of prior year consulting, training, and non-capitalized enterprise business system implementation costs. Employee expenses decreased by approximately $0.8 million, primarily from decreased travel and health and safety expenses. The ongoing efforts to integrate the administrative functions of CSI are expected to result in further efficiencies going forward. Selling, general and administrative expense as a percentage of revenues decreased compared to the prior year, reflecting the increased efficiency of our expanded operations.

Goodwill impairment

Following the fourth quarter of 2015, we performed an annual test of goodwill impairment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20 "Goodwill". The continuing decline in oil and natural gas commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which has affected and is expected to continue to affect the future demand for certain of our products and services. Specifically, demand for our low-horsepower wellhead compression services and for sales of compressor equipment has decreased significantly and is expected to continue to be decreased for the foreseeable future. The prior decrease in demand and the expected decreased future demand, along with the decrease in our common unit price, has also caused a reduction in our overall fair value. As part of the test of goodwill impairment, we have estimated our fair value, and have determined, based on this estimated value, that impairment of our goodwill was necessary, primarily due to the market factors discussed above. Accordingly, during the fourth quarter of 2015, we recorded an impairment charge associated with our goodwill.

Interest expense, net

Interest expense increased due to increased borrowings under our Credit Agreement and the issuance of the 7.25% Senior Notes in connection with the August 4, 2014 CSI Acquisition. As of December 31, 2015, our total outstanding borrowing under our Credit Agreement was $235.0 million. Interest expense is expected to continue to be increased compared to 2015 as a result of the borrowings associated with the financing of capital expenditures during 2015.

Other expense, net

Other expense, net, was $5.0 million for 2015 compared to $11.7 million for the prior year, primarily due to approximately $6.8 million of interim financing cost associated with the CSI Acquisition incurred and expensed in the prior year.

Income before taxes, provision (benefit) for income taxes, and net income

Our U.S. operations are not subject to U.S. federal income tax other than with respect to the operations that are conducted through our taxable U.S. corporate subsidiaries. We also incur state and local income taxes in certain states, and we incur income taxes related to our foreign operations in the foreign countries in which we operate. Our 2015 effective tax rate of 0.1% was primarily a result of losses generated in entities not subject to income tax and in taxable subsidiaries for which no related tax benefit has been recorded. The losses generated by taxable U.S. corporate subsidiaries and certain foreign subsidiaries do not result in tax benefits due to offsetting valuation allowances being recorded against the net deferred tax assets of these subsidiaries.

2014 Compared to 2013

Revenues

Revenues during the year ended December 31, 2014 increased significantly compared to the prior year, primarily due to the operations acquired in the CSI Acquisition, which generated aggregate revenues of approximately $152.5 million after the August 4, 2014, closing date. Approximately $70.3 million of the $79.2 million increase in compression and related services revenues was generated by CSI, with the remainder of the increase primarily a result of increased below-100 HP compression services applications activity, primarily in liquids-rich resource play reservoirs in the U.S. Aftermarket service revenues of $15.6 million were also added as a result of the CSI Acquisition. Increased natural gas prices in the U.S. and Canada during the first half of 2014 had a positive impact on overall demand and pricing for compression services in these markets during much of the year. However, natural gas prices decreased during late 2014. Activity levels by our midstream transmission, gathering, and processing customers are less affected by near term natural gas prices. We continued to increase our compressor fleet during 2014, both in the U.S. and certain foreign markets, to serve the current demand for services.

In addition to the increase in compression and related services and the aftermarket services revenues which became available as a result of the CSI Acquisition, there was also a significant increase in revenues from the sale of compressor packages, equipment, and parts during the year ended December 31, 2014, compared to the prior year. This increase is entirely due to the operations acquired in the CSI Acquisition, which generated revenues of $66.5 million during the portion of the period subsequent to the closing date of the acquisition. The level of revenues from such sales is inconsistent and typically difficult to forecast, as these revenues are tied to specific projects that vary in scope, design, complexity, and customer needs. Our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in cost of compression services revenues during the year ended December 31, 2014, compared to the prior year was also due to the operations acquired in the CSI Acquisition, which generated approximately $32.5 million of cost during the period subsequent to the August 4, 2014, closing date of the acquisition. Consolidated cost of compression and related services as a percentage of consolidated compression and related services revenues increased to 61.8% during 2014 from 56.2% during the prior year. This was due the increase in activity in the U.S. and Mexico regions and increases in below-100 HP compression services applications activity in liquids-rich resource play reservoirs, which have higher operating cost levels. Cost of CSI aftermarket services as a percentage of associated revenues was 87.0% during 2014. During the third quarter of 2014, we began the process of capturing the synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward, and are expected to result in increased cost efficiencies in future periods.

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

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased primarily as a result of the operations acquired in the CSI Acquisition, and includes the impact of the preliminary allocation of the purchase price to the estimated fair values of CSI's property, plant, and equipment and identifiable intangible assets.

Interest expense, net

Interest expense increased significantly as a result of the issuance of $350 million aggregate principal amount of our 7.25% Senior Notes and the increased borrowings under our Credit Agreement in connection with the CSI Acquisition. Increased interest expense levels compared to 2014 are expected to continue to be increased going forward. As of December 31, 2014, our total outstanding borrowing under our Credit Agreement was $195.0 million.

Other expense, net

Other expense, net, was $11.7 million for 2014 compared to $0.8 million during the prior year, primarily due to the impact of $6.8 million of non-recurring interim financing costs associated with the CSI Acquisition during the current year period. Also included during 2014 is approximately $1.5 million of amortization of deferred financing costs. In addition, approximately $1.2 million of foreign currency exchange losses were recorded, primarily associated with our Canadian and Latin American operations.

Income before taxes, provision for income taxes, and net income

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

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and operating leases, which we believe will be sufficient to meet our working capital requirements during 2016. Increasingly competitive market environments, along with the further decrease in oil and natural gas prices experienced in 2015, have resulted in additional challenges in each of our domestic and international business regions. Although we reported significantly increased revenues and operating cash flows during 2015 as a result of including twelve months of operations from the August 4, 2014 acquisition of CSI, future levels of revenues and operating cash flows will be negatively affected by the decreased demand for certain of our products and services during the ongoing period of low oil and natural gas prices. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating and financial measures.

Our cash flows from operating activities increased during 2015, when compared to the prior year, by $57.1 million primarily as a result of the increased operations following the CSI Acquisition on August 4, 2014. Cash flows used in investing activities for the year ended December 31, 2015, decreased $778.6 million when compared to the same period in 2014, primarily as a result of the $825.0 million purchase price for the CSI Acquisition in 2014, and partially offset by $47.1 million of increased capital expenditures. Cash flows used in financing activities was $28.4 million for 2015, as compared to cash flows provided by financing activities of $854.3 million in the prior year, primarily as a result of the proceeds from increased borrowings and the issuance of common units that were used to finance a portion of the CSI Acquisition purchase price in 2014. A summary of our sources and uses of cash during the three year period ended December 31, 2015, is as follows:

	Year Ended December 31,
	2015	2014	2013
Operating activities	$101,893	$44,819	$29,135
Investing activities	(95,341)	(873,942)	(24,574)
Financing activities	(28,360)	854,300	(7,976)

As a result of the transactions undertaken to finance the CSI Acquisition in 2014, our consolidated capital structure changed significantly. As of December 31, 2015, we had $235.0 million outstanding under our Credit Agreement, which matures in August 2019. In addition, our $350.0 million 7.25% Senior Notes mature in August 2022. We believe that we have sufficient liquid assets, cash flow from operations, and other capital resources to meet our financial commitments, debt service obligations, and anticipated capital expenditures through December 31, 2016. We are in compliance with all covenants and conditions of our Credit Agreement and 7.25% Senior Notes as of December 31, 2015. Our continuing ability to comply with the financial covenants under our Credit Agreement and the 7.25% Senior Notes depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue. However, as a result of the recent decrease in demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, and our expectation that the reduced demand will continue for an indefinite period of time, we have taken strategic cost reduction efforts, including headcount reductions, deferral of wage increases, wage reductions, and other efforts to reduce costs and generate cash in anticipation of the reduced demand for our products and services. In addition, on January 22, 2016, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2015, of $0.3775 per common unit, which represents a decrease of $0.1250 per common unit compared to the previous quarterly distribution. Based on our projections for each of the quarterly periods in 2016, including the expected impact of these cost reduction efforts to increase operating cash flows, and the impact of decreased quarterly distributions, we anticipate that we will be in compliance with the financial covenants under our Credit Agreement through December 31, 2016. Please read Part I, Item 1A “Risk Factors" included in this Annual Report.

Cash Flows

Operating Activities

Net cash from operating activities increased by $57.1 million during the year ended December 31, 2015 to $101.9 million compared to $44.8 million in 2014. Cash provided from operating activities increased primarily as a result of increased operations following the CSI Acquisition, which was included for the full twelve month period of 2015 compared to approximately five months of 2014. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compression packages. As reflected by the decreased level of new equipment sales fabrication backlog as of December 31, 2015, we expect new equipment sales revenues to decrease compared to prior periods. Demand for compression and related services, particularly for our low-horsepower compression services, also decreased during 2015. This decrease in the demand for these products and services is due to the current low oil and natural gas pricing environment, and such reduced demand is expected to continue going forward until such time as such prices increase. Demand for high-horsepower and medium-horsepower compression services has been less impacted by current oil and natural gas pricing. However, in response to the current reduced demand for certain of our products and services, we have taken steps to reduce our operating and fabrication costs. We continue to review our operations for additional opportunities to reduce our cost structure and maximize our operating cash flows. Increased growth or expansion of our operations or increased working capital requirements could result in the need for additional borrowings or equity offerings.

Cash provided from our foreign operations is subject to various uncertainties, including the volatility associated with interruptions caused by customer budgetary decisions, uncertainties regarding the renewal of our existing customer contracts, and other changes in contract arrangements, security concerns, the timing of collection of our receivables, and issues impacting the repatriation of cash generated by our operations.

Investing Activities

Our capital expenditure program consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compressor fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to modify their operating parameters from their original design capability. Expansion capital expenditures generally result in the ability for us to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor package fleet or support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity and include the maintenance of existing components, the replacement of obsolete components, and addition of any operational, environmental, or safety-driven component to the compressor package. Routine repair and maintenance is charged to expense as incurred.

Capital expenditures during the year ended December 31, 2015, increased by $47.1 million compared to 2014 reflecting the impact of our expanded operations subsequent to the CSI Acquisition. The capital expenditure requirements of CSI are significantly increased compared to our pre-existing operations due to the size and scope of the operations of CSI and the significantly higher horsepower of CSI compressor packages. Total capital expenditures during the current year of $95.3 million include $11.3 million of maintenance capital expenditures. However, given the current reduced demand for our products and services as a result of reduced oil and gas industry activity, we have decreased our capital expenditures plans for 2016, with estimated levels ranging from approximately $20.0 million to $30.0 million, including approximately $12.0 million of estimated maintenance capital expenditures. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2016 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our unitholders of record on the applicable record date and to our General Partner. For the year ended December 31, 2015, we distributed approximately $68.4 million to our common unitholders and General Partner. On January 22, 2016, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2015, of $0.3775 per common unit, which represents a decrease of $0.1250 per common unit compared to the previous quarterly distribution. This distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. This cash distribution was paid on February 15, 2016, to all common unitholders of record as of the close of business on February 1, 2016. The amount of quarterly distributions is determined based on a variety of factors, including our estimates of cash needs to fund our future operating, investing, and debt service requirements. Our estimates of these future cash requirements are used in the determination of available cash, as defined in our Partnership Agreement. During the current period of low oil and natural gas pricing, we will continue to monitor the uncertain levels of cash flows from operating activities and the levels of cash flows from investing activities necessary to maintain our equipment fleet, and use these estimates in the determination of the levels of our future quarterly distributions.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, and long-term and short-term borrowings.

Bank Credit Facilities

Under our Credit Agreement, we and our subsidiary CSI Compressco Sub Inc. are named as the borrowers, and all obligations under our Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). Our Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The amount of borrowings under the Credit Agreement is subject to certain limitations, including borrowing limitations as a result of financial covenants. During the year ended December 31, 2014, we incurred financing costs of approximately $7.0 million related to the Credit Agreement. These costs are included in Other Assets and are being amortized over the term of the Credit Agreement. As of March 4, 2016, we had a balance outstanding of $254.0 million, had approximately $2.1 million letters of credit and performance bonds, and had availability under our Credit Agreement of approximately $143.9 million.

Our Credit Agreement is available to provide our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as we are not in default, our Credit Agreement can also be used to fund our quarterly distributions at the option of our board of directors of our General Partner (provided, that after giving effect to such distributions, the borrowers will be in compliance with the financial covenants). Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default.

All obligations under our Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets of our existing and future domestic subsidiaries, and all of the capital stock of our existing and future subsidiaries (limited in the case of foreign subsidiaries, to 65% of the voting stock of first tier foreign subsidiaries). Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage-based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one month interest period on such day plus 1.00% per annum. LIBOR based loans will have an applicable margin that will range between 1.75% and 2.50% per annum and base rate loans will have an applicable margin that will range between 0.75% and 1.50% per annum, each based on our consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under our Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on our consolidated total leverage ratio. We are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees, agreed to with the administrative agent and lenders. Our Credit Agreement matures in August 2019.

Our Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. At December 31, 2015, our leverage ratio was 4.56 to 1. In addition, the Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. Our Credit Agreement provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility.

We are in compliance with all covenants and conditions of our Credit Agreement as of December 31, 2015. Our ability to continue to comply with our financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue. However, as a result of the recent decrease in demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, and our expectation that the reduced demand will continue during the period of reduced commodity prices, we have taken strategic cost reduction efforts, including headcount reductions, deferral of wage increases, wage reductions, and other efforts to reduce costs and generate cash in anticipation of the reduced demand for our products and services. In addition, on January 22, 2016, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2015, of $0.3775 per common unit, which represents a decrease of $0.1250 per common unit compared to the previous quarterly distribution. Based on our projections for each of the quarterly periods in 2016, and including the impact of these cost reduction efforts to increase operating cash flows, and the impact of decreased quarterly distributions, we anticipate that we will be in compliance with the financial covenants under our Credit Agreement through December 31, 2016.

7.25% Senior Notes

In August 2014, we and one of our indirect wholly owned subsidiaries, CSI Compressco Finance Inc., a Delaware corporation (we, together with CSI Compressco Finance Inc., the "Issuers"), issued $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended pursuant to a Note Purchase Agreement dated July 29, 2014. The CCLP Senior Notes were subsequently exchanged for registered securities under a public exchange offer that closed on July 20, 2015.

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

The Obligors issued the Securities pursuant to the Indenture dated as of August 4, 2014 (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the 7.25% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 7.25% Senior Notes are scheduled to mature on August 15, 2022.

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the Indenture as of December 31, 2015.

Off Balance Sheet Arrangements

As of December 31, 2015, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During 2015, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

The table below summarizes our contractual cash obligations as of December 31, 2015:

	Payments Due
	Total	2016	2017	2018	2019	2020	Thereafter
	(In Thousands)
Long-term debt	$580,481	$—	$—	$—	$235,000	$—	$345,481
Interest on debt	189,300	31,134	31,134	31,134	29,105	25,047	41,746
Operating leases	7,363	4,442	2,113	701	107	—	—
Total contractual cash obligations	$777,144	$35,576	$33,247	$31,835	$264,212	$25,047	$387,227

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements that may affect our consolidated financial statements, see Note B - Summary of Significant Accounting Policies, "New Accounting Pronouncements," contained in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks.” We depend on domestic and international demand for and production of natural gas and oil and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and cash available for distribution to our common unitholders to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our Credit Agreement. On December 31, 2015, we had a total of $235.0 million outstanding under our Credit Agreement. As interest charged on our Credit Agreement is based on a variable rate, we are exposed under the Credit Agreement to floating interest rate risk on outstanding borrowings. Our exposure to floating interest rate risk has increased significantly as a result of the borrowings under our Credit Agreement in connection with the CSI Acquisition. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under our credit facility.

The following table sets forth as of December 31, 2015, our principal cash flows for our long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rate by their expected maturity dates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair Market Value
	2016	2017	2018	2019	2020	Thereafter	Total
As of December 31, 2015
Long-term debt:
U.S. dollar variable rate	$—	$—	$—	$235,000	$—	$—	$235,000	$235,000
Weighted average interest rate	—	—	—	2.59%	—%	—	—%	—%
U.S. dollar fixed rate	—	—	—	—	—	345,481	345,481	259,900
Interest rate (fixed)	—	—	—	—	—	7.25%	7.25%	—

Exchange Rate Risk

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in Mexican pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. Before considering the impact of any derivative contracts, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 2.0% would have a $301,000 impact on our net income for the year ended December 31, 2015.

We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2015, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Mexican peso	$4,641	17.45	1/19/2016

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of December 31, 2015, is as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	December 31, 2015
Forward purchase contracts	Current assets	$—
	Current liabilities	(14)
Total		$(14)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the period ended December 31, 2015 we recognized approximately $0.5 million of net gains associated with our foreign currency derivative program, and such amount is included in other income in the accompanying consolidated statement of operations.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that, because of a material weakness in our internal control over financial reporting related to accounting for the recognition of aftermarket services revenue discussed below, our disclosure controls and procedures were not effective as of December 31, 2015. Additional review, evaluation and oversight have been undertaken to ensure our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles and as a result, our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, have concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management of our general partner has determined that due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2015.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that we had a material weakness in our internal control over our aftermarket services and parts sales revenues totaling approximately $41 million during 2015 associated with our CSI operations acquired during 2014. Specifically, we identified deficiencies in both design and operating effectiveness of certain of our internal controls, which when aggregated, represent a material weakness in our aftermarket services and parts sales revenue process related to CSI.

In response to the material weakness we have developed a plan to remediate the material weakness, including the implementation of newly designed internal controls over aftermarket services and parts sales revenues, and procedures to ensure that adequate documentation is obtained prior to recognition of these revenues.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

On August 4, 2014 we completed the acquisition of CSI. During the year ended December 31, 2015, we implemented controls and procedures related to the CSI business as part of our integration of CSI into our internal control over financial reporting processes. As noted above as part of Management's Report on Internal Control over Financial Reporting, we identified a material weakness with regard to our internal control over financial reporting related to our aftermarket services and parts sales revenues associated with our CSI business.

As a part of the integration of CSI into our internal control over financial reporting processes, we enhanced CSI's information technology general control systems by remediating deficiencies in user access setup and restriction controls that if not remediated would have been a material weakness as of December 31, 2015.

Other than the changes described above related to the integration of CSI into our internal control over financial reporting processes, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fourth quarter of 2015, as part of our annual assessment of goodwill impairment conducted in connection with the preparation of our financial statements for the period ended December 31, 2015, we determined that our carrying value was in excess of our estimated fair value as a result of expected reduced demand for our products and services in response to decreased oil and natural gas prices. Based on our analysis, we concluded that an impairment totaling $139.4 million of our recorded goodwill was required. This impairment was recorded during the fourth quarter of 2015.

Also during the fourth quarter of 2015, and in connection with the preparation of our financial statements for the period ended December 31, 2015, we recorded impairments totaling approximately $11.8 million, primarily associated with a portion of the carrying values of certain equipment and certain identified intangible assets.

The impairment charges described above are not expected to result in future capital expenditures. For additional information, see "Goodwill" and "Impairment of Long-Lived Assets" in Note B - "Summary of Significant Accounting Policies" contained in the Notes to Consolidated Financial Statements.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Corporate Governance and Director Independence

Our general partner, CSI Compressco GP Inc., is an indirect, wholly owned subsidiary of TETRA Technologies, Inc. (“TETRA”) and has sole responsibility for conducting our business and managing our operations. The members of our general partner’s board of directors (our “Board”) oversee our operations. Unitholders are not entitled to elect the members of our Board or directly or indirectly participate in our management or operation. All of the members of our Board are appointed by Compressco Field Services, L.L.C., a wholly owned subsidiary of TETRA, and we do not hold annual unitholder meetings for the election of our Board. References in this Part III to the “Board,” “directors,” "executive officers," or “officers” refer to the Board, directors, executive officers, and officers of our general partner, unless otherwise indicated.

Our Board has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the functioning of the Board and its committees. The Corporate Governance Guidelines and the charters of the Audit Committee and Conflicts Committee are available in the Corporate Governance section of the Investor Relations area of our website at www.csicompressco.com. In addition, our Board and our general partner have adopted a Code of Conduct and a Financial Code of Ethics, copies of which are also available in the Corporate Governance section of the Investor Relations area of our website at www.csicompressco.com. We will post on our website all waivers to or amendments of our Code of Conduct and Financial Code of Ethics that are required to be disclosed by applicable law or the listing requirements of the NASDAQ. We will provide to our unitholders, without charge, printed copies of the foregoing materials upon written request to Investor Relations, CSI Compressco LP, 3809 S. FM 1788, Midland, Texas 79706.

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

Name	Age	Position with CSI Compressco GP
Stuart M. Brightman	59	Chairman of the Board of Directors
D. Frank Harrison	68	Independent Director
Timothy A. Knox	47	President and Director
James R. Larson	66	Independent Director
William D. Sullivan	59	Independent Director
Paul D. Coombs	60	Independent Director
Joseph Elkhoury	46	Director
Elijio V. Serrano	58	Chief Financial Officer
Ronald J. Foster	59	Senior Vice President and Chief Marketing Officer
C. Brad Benge	56	Vice President of Operations
Anthony D. Speer	47	Vice President of Manufacturing

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

Mr. Brightman has more than 30 years of experience in manufacturing and services businesses related to the oil and gas industry. He has experience in corporate finance and in the management of capital intensive operations. Mr. Brightman’s service as TETRA’s president and chief executive officer also provides our Board with an in-depth source of knowledge regarding our operations, our executive management team, and the effectiveness of our compensation programs.

Paul D. Coombs has served as an independent director of our general partner's Board since May 6, 2014. Mr. Coombs has served as a member of TETRA’s board of directors since June 1994, and as a member of its nominating and corporate governance committee since July 2012, and as a member of its audit committee since May 2015. From April 2005 until his retirement in June 2007, Mr. Coombs served as TETRA’s executive vice president of strategic initiatives, and from May 2001 to April 2005, as TETRA’s executive vice president and chief operating officer. From January 1994 to May 2001, Mr. Coombs served as TETRA’s executive vice president - oil & gas, from 1987 to 1994 he served as senior vice president - oil & gas, and from 1985 to 1987, as general manager - oil & gas. Mr. Coombs has served in numerous other positions with TETRA since 1982. Mr. Coombs is presently a director and serves on the audit and corporate governance committees of the board of directors of Balchem Corporation, a public company that is subject to the reporting requirements of the Exchange Act.

Mr. Coombs has more than 30 years of experience with TETRA, which, together with his entrepreneurial approach to management, provides our general partner’s Board of Directors with insight into our capabilities and personnel. Mr. Coombs has substantial experience with the services we provide and with oil and gas exploration and production operations in general.

Joseph Elkhoury has served as a member of our Board of Directors since September 2015. Mr. Elkhoury has been Senior Vice President and Chief Operating Officer of TETRA Technologies, Inc. since June, 2014. Prior to his employment by TETRA, Mr. Elkhoury served at Schlumberger for 20 years, and held several international and North America positions, most recently as Vice President and General Manager Microseismic Services since October 2012. From December 2010 until September 2012, Mr. Elkhoury served as Schlumberger’s vice president of information solutions in North America, and from December 2009 until December 2010, vice president of production services. Earlier in his Schlumberger career from 1994 until 2009, Mr. Elkhoury held numerous other management positions, serving in operating and administrative areas such as marketing and communications, global supply chain and procurement, area operations support, geomarket operations, training and development, and wireline engineering. Mr. Elkhoury received his B.E. degree in Electrical Engineering from the American University of Beirut in Lebanon.

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

James R. Larson has served as an independent director of our general partner's Board and as Chairman of its Audit Committee since July 2011 and as a member of its Conflicts Committee since April 2012. Since January 1, 2006, Mr. Larson has been retired. From September 2005 until January 1, 2006, Mr. Larson served as senior vice president of Anadarko Petroleum Corporation ("Anadarko"). From December 2003 to September 2005, Mr. Larson served as senior vice president, finance and chief financial officer of Anadarko. From 2002 to 2003, Mr. Larson served as senior vice president, finance of Anadarko where he oversaw treasury, investor relations, internal audits and acquisitions and divestitures. From 1995 to 2002, Mr. Larson served as vice president and controller of Anadarko where he was responsible for accounting, financial reporting, budgeting, forecasting, and tax. Prior to that, he held various tax and financial positions within Anadarko after joining the company in 1981. Mr. Larson is a current member of the American Institute of Certified Public Accountants, Financial Executives International, and the Tax Executives Institute. Mr. Larson also serves on the Board of Directors of EV Management, LLC, the general partner of EV Energy GP, L.P., which is the general partner of EV Energy Partners, L.P., a Houston-based publicly traded limited partnership engaged in acquiring, producing, and developing oil and gas properties. He received his B.B.A. degree in business from the University of Iowa

Mr. Larson has significant management experience in the exploration and production of oil and gas on an international as well as domestic level. Mr. Larson also has substantial experience in corporate finance and financial reporting matters and in serving on the board of a publicly traded limited partnership operating in the oil and gas industry.

William D. Sullivan is an independent director of our general partner's Board and has served as a member of its Audit Committee since July 2011. Mr. Sullivan has served as a member of TETRA’s board of directors since August 2007 and as chairman of its board since May 2015. Mr. Sullivan previously served as the chairman of TETRA’s nominating and corporate governance committee and as a member of the compensation committee. Mr. Sullivan is the non-executive chairman of the board of directors of SM Energy Company, a publicly traded exploration and production company. Mr. Sullivan is also a director and serves on the audit, nominating and corporate governance and conflicts, and compensation committees of Legacy Reserves GP, LLC, the general partner of Legacy Reserves, LP, a publicly traded limited partnership holding oil and gas producing assets. From 2007 to May 2015, Mr. Sullivan served as a director and as a member of the conflicts and audit committees of Targa Resources Partners GP, LLC, the general partner of Targa Resources Partners LP, a publicly traded limited partnership. From 1981 through August 2003, Mr. Sullivan was employed in various capacities by Anadarko Petroleum Corporation, most recently as executive vice president, exploration and production. Mr. Sullivan has been retired since August 2004. Mr. Sullivan received his B.S. degree in Mechanical Engineering from Texas A&M University.

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

Elijio V. Serrano has served as Chief Financial Officer of our general partner since September 2015. Mr. Serrano has served as TETRA’s Senior Vice President and Chief Financial Officer since August 2012. Mr. Serrano served as chief financial officer of UniversalPegasus International, a global project management, engineering and construction management company, from October 2009 through July 2012. Following his resignation from Paradigm BV in February 2009 and until his acceptance of the position with UniversalPegasus International in October 2009, Mr. Serrano was retired. From February 2006 through February 2009, Mr. Serrano served as chief financial officer and executive vice president of Paradigm BV (formerly, Paradigm Geophysical Ltd.), a provider of enterprise software solutions to the oil and gas industry. From October 1999 through February 2006, Mr. Serrano served as chief financial officer of EGL, Inc., a publicly-traded transportation and logistics company subject to the reporting requirements of the Securities Exchange Act of 1934. From 1982 through October 1999, Mr. Serrano was employed in various capacities by Schlumberger Ltd., including as vice president and general manager of the western hemisphere operations of Schlumberger’s Geco-Prakla seismic division (from 1997 to 1999), as group controller for the global operations of the Geco-Prakla seismic division (from 1996 to 1997), and from 1992 to 1996, as controller of various geographical units of the Geco-Prakla seismic division. Mr. Serrano presently serves as a director, chairman of the audit committee, and as a member of the corporate governance and nominating committee of the board of directors of Tesco Corporation, a public company subject to the reporting requirements of the Exchange Act. Mr. Serrano received his B.B.A. degree in accounting and finance from the University of Texas at El Paso in 1979. Mr. Serrano became a certified public accountant in the State of Texas in 1986 and continued as a certified public accountant until March 2002, at which time his license became inactive.

Ronald J. Foster has served as Senior Vice President and Chief Marketing Officer of our general partner since the closing of the CSI Acquisition in August 2014. From October 2008 through September 2015, Mr. Foster also served as a director of our general partner and Compressco, Inc. Prior to the CSI Acquisition, Mr. Foster served as President of CSI Compressco GP Inc. from October 2008 until July 2014, and as President and a director of our Compressco, Inc. subsidiary from October 2008 until October 2012. From August 2002 to September 2008, Mr. Foster served as Senior Vice President of Sales and Marketing with Compressco, Inc. Mr. Foster has over 30 years of energy-related work experience that also includes positions with Wood Group, Halliburton and Dresser. He is an active member of several regional industry trade organizations, including the American Petroleum Institute (API), the Society of Petroleum Engineers (SPE) and the Oklahoma Independent Petroleum Association (OIPA). Mr. Foster received his B.S. degree in Economics from Oklahoma State University.

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

Board Meetings and Committees

During 2015, the Board held eleven meetings. The standing committees of the Board during 2015 consisted of an Audit Committee and a Conflicts Committee. During 2015, the Audit Committee held four meetings, and the Conflicts Committee held two meetings.

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

To our knowledge, and based solely on our review of the copies of such reports and written representations provided to us by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% holders were complied with in a timely manner.

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

This Compensation Discussion and Analysis (“CD&A”) is designed to provide an understanding of our compensation philosophy and objectives and insight into the process by which our specific compensation practices are established. This CD&A is focused on the total compensation of the President and other officers of our general partner named in the Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”) and other officers of our general partner designated as our senior managers (together with our NEOs, “Senior Management”). The Compensation Committee of TETRA’s Board of Directors (the “Compensation Committee”) is responsible for the oversight of compensation programs that apply to a broad base of our employees, and for specific compensation decisions that relate to our NEOs who are employed by our general partner. Our Chief Financial Officer, Mr. Serrano, also serves as the Chief Financial Officer of TETRA and is not an employee of our general partner. Mr. Serrano did not become our Chief Financial Officer until September 2015. Mr. Serrano’s primary business responsibilities are for TETRA and he devotes less than a majority of his business time to our general partner and us. Accordingly, the Compensation Committee, acting in its capacity as such for TETRA, is responsible for establishing Mr. Serrano’s compensation and we have no control over Mr. Serrano’s compensation. However, in recognition of the services of Mr. Serrano to us, our Board did approve awards of 10,475 performance-based phantom units and 6,984 time-based phantom units to Mr. Serrano in May of 2015, pursuant to our Amended and Restated 2011 Long Term Incentive Plan. Each phantom unit award was granted in tandem with distribution equivalent rights (“DERs”) that entitle Mr. Serrano to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding, times the number of units subject to the award. We have not formed, and do not intend to form, a compensation committee, and for the immediate future the Board intends to continue to delegate oversight of certain aspects of our compensation programs to the Compensation Committee.

Our relationship with our general partner and TETRA relating to the personnel who operate our business is governed by the Omnibus Agreement dated June 20, 2011 and amended on June 20, 2014, among us, our general partner and TETRA (as amended, the “Omnibus Agreement”). Under the terms of the Omnibus Agreement, we reimburse our general partner and TETRA for certain expenses incurred on our behalf, including a portion of the compensation of employees of our general partner and TETRA who perform services on our behalf. The compensation expense allocated to us in 2015 with respect to each of our NEOs, other than Mr. Serrano, was 100% of their total compensation, since each of our NEOs, other than Mr. Serrano, devote virtually all of their business time to our operations. Under our Omnibus Agreement, certain corporate and administrative departments of TETRA allocate a percentage of their costs to us for reimbursement for services provided by them on our behalf. While Mr. Serrano’s department makes such an allocation under the Omnibus Agreement, no portion of such expenses is specifically based on Mr. Serrano's time and there is no reimbursement by us specifically for the cost of Mr. Serrano’s services. Accordingly, the compensation disclosed herein for our NEOs other than Mr. Serrano reflects all of the compensation expense that is payable by us under the Omnibus Agreement with regard to such individuals. None of the cash compensation or other benefits made available to Mr. Serrano by TETRA was based on the specific services he provided to us and therefore only the equity awards made to Mr. Serrano pursuant to our Amended and Restated 2011 Long Term Incentive Plan are discussed herein. Please read the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our reimbursement of expenses.

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

As a result of our relationship with TETRA, the compensation of our NEOs is structured in a manner similar to TETRA’s compensation of its executive officers. In addition, the compensation policies and practices of our general partner are similar to those of TETRA. Our compensation practices for fiscal year 2015 were strongly influenced by the unprecedented decline in oil and natural gas prices that began in June 2014. The Compensation Committee gave significant weight to our 2015 results and expected activity levels in 2016 in its consideration of our executive compensation.

The following CD&A addresses our compensation practices, philosophies and objectives as they relate to our NEOs and other members of our Senior Management who are employed by our general partner. Because TETRA makes all decisions regarding the compensation for Mr. Serrano, those decisions are not discussed in this CD&A and unless specified to the contrary below, references in the following CD&A to “NEOs,” “executive officers,” or “Senior Management” do not include Mr. Serrano. The total compensation paid by TETRA to Mr. Serrano in 2015 will be disclosed in TETRA’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2016.

The following are some of the key factors to consider in evaluating our executive compensation program:

•
Compensation Linked to Long-Term Performance. We seek to structure a balance between achieving positive short-term annual results and ensuring long-term viability and success by providing both annual and long-term incentive opportunities.

◦
Grants of Long-Term Phantom Unit Awards to Senior Management. We continue to believe that tying a significant portion of our Senior Management's compensation to our unitholders' returns and our financial and operating results is an important aspect of our total compensation plan. For the fiscal year 2015, an average 23.9% of the total target compensation awarded to our NEOs consisted of phantom unit awards, and 50.0% of such phantom unit awards were performance-based.

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

One of the challenges that we currently face in recruiting and retaining highly-skilled executives and senior management is that the decline in the market price for our common units has decreased the retention value of equity awards granted to our executives in recent years. Although many companies in the oilfield services industry have experienced similar market price declines, particularly during the second half of 2015, the reduced value of our executives' outstanding equity awards creates an opportunity for peer group companies seeking to fill open positions.

In evaluating the competitiveness of our compensation programs, the Compensation Committee gives significant consideration to this and other challenges we face from time-to-time and may make adjustments to individual NEO and Senior Management compensation levels in order to protect our investment in their talent.

2015 Target Compensation. The following pie charts show the target allocation of the base salary and the annual and long-term performance incentive elements (both cash and equity) of our President’s and other NEOs’ compensation for fiscal year 2015:

2015 Actual Compensation. For fiscal year 2015, cash compensation paid to our President, Mr. Knox, was $521,200, consisting of $400,000 in base salary, and $121,200 as the earned portion of his annual award under the Cash Incentive Compensation Plan for 2015 performance. Mr. Knox was awarded phantom units and performance phantom units during 2015, with an aggregate grant date fair value of $450,006. In addition, Mr. Knox received $25,065 in other compensation during 2015.

The following pie charts show the allocation of the elements of Mr. Knox’s actual compensation and the allocation of the elements of our other =NEOs’ average actual compensation for fiscal year 2015, as set forth in the Summary Compensation Table:
*All Other Compensation includes the employer paid portion of life, health, and disability insurance benefits, matching contributions under our 401(k) Retirement Plan, the value of dividend equivalent rights settled in connection with the vesting of equity awards that relate to our common units, for Messrs. Knox, Foster, Book, and Speer, a car allowance or the use of a car provided by the company, and for Mr. Book, a lump sum cash severance payment received under the terms of his Separation and Release Agreement, as described further below.
** Long-term incentives include, as applicable, the grant date fair value of phantom unit awards granted in 2015 and the earned portion of long-term performance-based unit awards granted in 2013.

Continuing Improvements in Compensation Practices. We have implemented and continue to maintain existing compensation practices that we believe contribute to good governance:

•	During 2015, TETRA amended the Cash Incentive Compensation Plan under which performance-based annual cash bonuses may be awarded to our NEOs and other Senior Management to include a clawback provision that provides us with a mechanism to recover amounts awarded under the plan in certain circumstances.

•	The compensation consultant retained directly by the Compensation Committee does not provide any services to our management, or to TETRA's management.

•	Every member of the Compensation Committee is independent, as such term is defined in the listing standards of the New York Stock Exchange (the applicable listing standards for TETRA).

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

•	annually reviewing and establishing annual and long-term performance goals and objectives for our Senior Management that are intended to implement our compensation philosophy and strategy;

•	annually reviewing the performance of our President and other NEOs against established performance goals and objectives;

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

The Compensation Committee has the authority to retain compensation consultants, outside counsel, or other advisers to assist the committee in the discharge of its duties. In any given year, the Compensation Committee bases its decision on whether to retain a compensation consultant on factors including prevailing market conditions, regulatory changes governing executive compensation, and the quality of any other relevant data that may be available. If a compensation consultant is engaged with respect to our compensation programs, the Chairman of the Compensation Committee maintains a direct line of communication with the consultant and arranges meetings with the consultant that may include other members of the committee and/or our President, TETRA’s CEO and certain members of TETRA’s senior management, including TETRA's COO. The Compensation Committee, and/or its Chairman, also periodically meets with the compensation consultant independently of management. Through this communication with the Chairman of the Compensation Committee, the consultant reports to, and acts at the discretion of, the Compensation Committee.

Role of Compensation Consultant. In October 2014, the Compensation Committee retained the services of Pearl Meyer & Partners ("Pearl Meyer"), an independent provider of compensation consulting services, to assist the Compensation Committee in its review of our 2014 compensation programs, and its consideration of prospective changes for 2015. Before engaging Pearl Meyer, the Compensation Committee confirmed that Pearl Meyer does not provide other services to us, to our general partner, or to TETRA; has procedures in place to prevent conflicts of interest; and, does not have a business or personal relationship with any of the executive officers of our general partner, any of TETRA’s executive officers, or any member of the Compensation Committee. The individual consultants involved in the engagement do not own our limited partner units, nor do they own

TETRA’s common stock. The Compensation Committee discussed these considerations and concluded that there were no conflicts of interest with respect to the consulting services provided by Pearl Meyer.

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

Timing of Compensation Decisions. The annual compensation report is typically distributed to the Compensation Committee and TETRA’s CEO prior to TETRA’s December meetings. The Compensation Committee reviews the annual compensation report, information and recommendations provided by its compensation consultant, if any for that year, and such other information as it considers relevant, and typically approves prospective changes in compensation for employees over which it has decision-making authority. Also at its December meeting, the Compensation Committee typically reviews a preliminary estimate of the aggregate amount of annual cash incentive compensation that may be awarded based on performance during the current year. Based upon audited full-year financial results, the actual aggregate amount of the annual cash incentive compensation to be paid is finalized and approved and the specific amounts to be paid to our Senior Management, including our President, are reviewed and approved by the Compensation Committee typically at a meeting held during the first quarter of the following year.

Compensation Elements

We strongly believe that Senior Management should be compensated with a package that includes, at a minimum, the following three elements:

•	salary and industry standard benefits,

•	performance-based annual incentive compensation, and

•	equity-based long-term incentive compensation.

A significant portion of the total prospective compensation paid to each member of Senior Management should be tied to measurable financial and operational objectives. These objectives may include absolute performance and performance relative to a peer group. During periods when performance meets or exceeds established objectives, Senior Management should be paid at or above the levels targeted for such objectives. When objectives are not met, incentive award payments, if any, should be less than levels targeted for such objectives. The Compensation Committee seeks to structure a balance between achieving strong short-term annual results and ensuring long-term viability and success. To reinforce the importance of this balance, we provide each member of Senior Management with both short-term and long-term incentives. Currently, short-term incentive opportunities for Senior Management are in the form of annual cash incentives that are based on both objective performance criteria and subjective criteria. Long-term incentives generally include equity awards that typically vest over multiple years and performance-based equity awards that vest at the end of a three-year period based on the level of attainment of established performance objectives. While the mix of salary, annual cash incentives, and long-term incentives earned by Senior Management can vary from year-to-year depending on individual performance and on our overall performance, the Compensation Committee believes that long-term incentives, the potential future value of which is heavily contingent on our long-term success, should constitute a significant portion of total compensation in any one year.

Salary. We believe that a competitive salary program and industry standard benefits are important factors in our ability to attract and retain talented Senior Management employees. The Compensation Committee typically reviews relevant compensation data and analysis provided by its compensation consultant, if one is retained for that year, or by management if no compensation consultant is engaged, to ensure that our salary program is competitive. In this respect, the Compensation Committee uses the survey data and compensation offered by peer companies as a market check on the salaries and other elements of compensation it establishes. The Compensation Committee reviews the salaries of all members of our Senior Management at least annually. Base salaries may be adjusted for performance, which may be individual or company-wide performance, expansion of duties, and changes in market salary levels. In considering salary adjustments each year, the Compensation Committee gives weight to the foregoing factors, with particular emphasis on corporate performance goals, our President’s analysis and TETRA's COO's and CEO's analysis of each individual’s performance, and their specific compensation recommendations. However, the Compensation Committee does not rely on formulas and considers all factors when considering salary adjustments.

In its December 2014 review of our Senior Management compensation, the Compensation Committee noted that industry market conditions and our internal budgeted forecast suggested that 2015 would be a challenging year for us, and in the interest of taking a proactive approach to cost containment, the Compensation Committee did not approve increases in base salary for our President or other NEOs. The following table sets forth the base salaries which were in effect for our NEOs during 2014, and remained in effect throughout 2015:

Name	Title	Base Salary
Timothy A. Knox	President	$400,000
Ronald J. Foster	Sr. Vice President & Chief Marketing Officer	325,000
C. Brad Benge	Vice President of Operations	240,000
Anthony D. Speer	Vice President of Manufacturing	190,000
James R. Rounsavall	Former Chief Financial Officer	240,000
Kevin Book	Former Vice President of International Sales and Operations	234,784

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

As part of its December 2014 review of the compensation of our NEOs, the Compensation Committee reviewed a preliminary estimate of the aggregate amount of annual cash incentive compensation to be awarded under TETRA’s Cash Incentive Compensation Plan based on 2014 performance, and discussed the overall effectiveness of the plan in furthering our compensation philosophy. In its consideration of changes for the 2015 plan year, the Compensation Committee did not specifically benchmark Cash Incentive Compensation Plan award opportunities relative to any survey or other compensation data. At that time, the Compensation Committee elected not to increase the percentages of base salary that determined the threshold, target, and stretch amounts of annual cash incentive opportunities for our NEOs for the 2015 plan year.

The following table sets forth the 2015 annual incentive award opportunities that were established by the Compensation Committee at its December 2014 meeting, shown as a percentage of base salary for certain of our NEOs under the Cash Incentive Compensation Plan. Mr. Book, who served as our Vice President of International Sales and Operations during a portion of 2015, participated in a sales incentive plan during 2015 under which he was eligible to receive a quarterly cash bonus payment based on generation of revenues, and he was not eligible to participate in the Cash Incentive Compensation Plan during 2015.

	Threshold	Target	Stretch
Timothy A. Knox	12%	60%	96%
Ronald J. Foster	9%	45%	72%
C. Brad Benge	7%	35%	56%
Anthony D. Speer	7%	35%	56%
James P. Rounsavall	7%	35%	56%

Under the Cash Incentive Compensation Plan, financial and non-financial performance measures may be based on performance criteria described in the plan or on such other measures as may be determined by the Compensation Committee. As part of our ongoing efforts to build a robust culture of performance and a customer-centric environment, each performance measure under the 2015 plan was aligned to one of our four CØRE categories:

• Customers • Drive to ZERØ • Returns • Employees

In considering appropriate performance measures for 2015, the overriding concern of the Compensation Committee and Senior Management was to ensure that any prospective payouts under the 2015 plan would be commensurate with performance measures aligned under the “Returns” category, particularly distributable cash flow. The Committee therefore designated distributable cash flow as a primary performance measure under the 2015 plan.

Under the Cash Incentive Compensation Plan, actual results must reach the threshold level of 70% of established target performance objectives for any payments to be earned. The following table shows each performance measure for our NEOs, the CØRE strategy to which it aligns, and the target performance objective under our 2015 annual incentive plan:

	Strategy	Performance Measure	Target Performance Objective
CUSTOMERS	Develop new business, retain customers and manage price to protect market share	MLP Contract Conversion	76% by year-end
		Fleet Utilization	83% average by year-end
DRIVE to ZERØ	Change behaviors, identify hazards, and manage risks to Drive to Zero incidents	TRIR(1)	1.42
		CVIR(1)	0.92
RETURNS	Identify synergies, optimize costs and leverage to safeguard profitability	PBT(2)	$29.1 million
		Distributable Cash Flow	$103.9 million
EMPLOYEES	Train, retain, and recognize high value employees to improve performance	Retention	90% of high value employees
		Training	1 training completed per quarter, per employee
(1) Total Recordable Incident Rate and Chargeable Vehicle Incident Rate
(2) Profit Before Taxes

The relative weights of applicable performance measures vary, based on the participant's responsibilities. For Messrs. Knox and Foster, DCF is weighted 50%, PBT is weighted 20%, and each "Drive to Zero" performance measure is weighted 2.5%. For Messrs. Benge, Speer, and Rounsavall, DCF is weighted 45%, PBT is weighted 15%, and each "Drive to Zero" performance measure is weighted 5%. For each of our NEOs, the "Customer" performance measures are each weighted 5%, and the "Employees" performance measures are each weighted 2.5%. In addition, individual performance objectives (“IPOs”), aligned to the CØRE strategies and approved by the Compensation Committee in February of 2015, constituted a 10% portion of the total target cash incentive award for Messrs. Knox and Foster, and a 15% portion of the total target cash incentive award for Messrs. Benge and Speer.

In its review of the above performance objectives compared to our actual results for the 2015 performance period, the Compensation Committee determined that:

•	MLP contract conversion was 78%, or 102.6% of the target performance objective;

•	fleet utilization was 78.9%, or 95.1% of the target performance objective;

•	TRIR and CVIR were 1.31 and 0.63, respectively, meeting each target performance objective;

•	profit before taxes was $4.5 million, which was below the threshold level of performance;

•	distributable cash flow was $83.1 million, or 80.0% of the target performance objective;

•	retention of high value employees was 100%, meeting the target performance objective; and

•	training was 96.7%, meeting the target performance objective.

In its consideration of the level of achievement of the IPO component of our NEOs’ 2015 performance measures, the Compensation Committee weighed each individual’s contribution to our annual performance and our longer-term strategic goals and other subjective factors.

The following table sets forth the target dollar amount of the 2015 annual incentive award opportunity established by the Compensation Committee for each NEO, and the amount determined to have been earned by each NEO based on 2015 performance. Mr. Rounsavall, who terminated employment with us prior to year-end 2015, did not earn an award for 2015 performance.

	Target Amount of Award Opportunity	Amount Earned	% of Target Amount Earned
Timothy A. Knox	$240,000	$121,200	50.5%
Ronald J. Foster	146,250	73,856	50.5%
C. Brad Benge	84,000	49,014	58.4%
Anthony D. Speer	66,500	38,803	58.4%
James P. Rounsavall	84,000	—	—%
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

Our Board has adopted the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote our interests by enabling us to grant incentive compensation awards based on our units to employees, officers, consultants, and directors of our general partner and its affiliates who provide services to us. The 2011 Plan is also intended to enhance our ability to attract and retain the services of individuals who are essential to our growth and profitability, and to encourage those individuals to devote their best efforts to advancing our business. The 2011 Plan seeks to achieve these purposes by providing for grants of restricted units, phantom units, unit awards, and other unit-based awards.

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
With respect to the contemplated annual awards to be made to non-employee directors, it is anticipated that such awards will consist of phantom units. Each award to a non-employee director will have an aggregate market value as of the date of grant in an amount determined by our Board. The value of such annual equity award is currently set at $60,000. Such annual awards will be approved at a meeting of the Board or by a unanimous consent in lieu of a meeting, and it is presently contemplated that such annual awards will have the same grant date of as the awards approved by the Compensation Committee at its meeting held in early May in conjunction with TETRA's Annual Meeting of Stockholders. Unless otherwise determined by the Board, one-third portions of such awards will become vested on the date of grant, and additional one-third portions of such awards will vest in January and May of the subsequent year.

In February of 2015, the Compensation Committee delegated to the TETRA CEO its authority to grant special inducement, merit, and retention awards under the 2011 Plan, and any future equity plans to individuals who are not and are not expected to become, in the near term, Section 16 Reporting Persons from a pool of such awards authorized by the Compensation Committee each year. The Compensation Committee, our Board, and TETRA's CEO will consider refraining from making awards other than our annual grants if the committee, our Board, TETRA's CEO, or our executive management are aware of any material, non-public information regarding us or our affiliates.
On May 4, 2015, the Compensation Committee and our Board approved awards of time-based phantom units to our Senior Management and certain of our employees. Each phantom unit award was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award. The phantom units and tandem DERs will vest ratably over the three-year period following the date of grant. In addition, consistent with our philosophy of basing a significant portion of our Senior Management's compensation on performance, also on May 4, 2015, our Board granted awards of performance-based phantom units with tandem DERs to members of our Senior Management as of that date. In addition, the Board granted awards of performance-based and time-based phantom units to Mr. Serrano on such date. The performance-based unit awards cover the performance period of January 1, 2015 through December 31, 2017, and under such award, up to 200% of the "Target" number of phantom units granted under the award may be earned based on our three-year cumulative distributable cash flow (“DCF”) per outstanding unit for the performance period ending December 31, 2017, relative to the performance objectives established by our Board. The time-based unit award to Mr. Serrano was granted in tandem with DERs consistent with those described above and will vest, in their entirety, on May 4, 2018.

The following table sets forth the number of time-based phantom units and performance-based phantom units awarded to our NEOs in May 2015 and the aggregate grant date fair value of such awards as determined in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718:

	Number of Time-Based Phantom Units	Number of Performance-Based Phantom Units	Aggregate Grant Date Fair Value Of Unit Awards
Timothy A. Knox	10,475	10,475	$450,006
Elijio V. Serrano	6,984	10,475	$375,019
Ronald J. Foster	3,785	3,785	$162,604
C. Brad Benge	2,725	2,725	$117,066
Anthony D. Speer	2,155	2,155	$92,579
James P. Rounsavall	3,610	3,610	$155,086
Kevin Book	890	890	$38,234

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

Three-Year Performance Phantom Unit Awards Granted in 2013. In May 2013, our Board approved awards of performance-based phantom units with tandem DERs to certain officers as of such date, including Mr. Foster. The performance-based phantom unit awards covered the performance period of January 1, 2013 through December 31, 2015 and under such awards, up to 200% of the "Target" number of phantom units granted under the award could be earned based on our DCF per outstanding unit for the year ending December 31, 2015, relative to the following performance objectives established by our Board:

DCF per Outstanding Unit for the Year Ending Dec. 31, 2015	Percentage of Phantom Units Earned
Less than $2.30	—%
$2.48	50%
$2.65 (Target)	100%
$2.83	150%
> $3.00 (Maximum)	200%

For DCF per outstanding unit amounts that fell between any of the performance objectives set forth above, straight line interpolation was used to determine the specific number of phantom units earned. In February of 2016, our Board determined that DCF per outstanding unit for the year ended December 31, 2015 was $2.51, and based on such result, approved issuance of 58.7% of the phantom units awarded to Mr. Foster:

	Number of Performance-Based Phantom Units Awarded in 2013	Number of Performance-Based Phantom Units Earned for the Performance Period Ended Dec. 31, 2015
Ronald J. Foster	7,397	4,342

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

Nonqualified Deferred Compensation Plan. Certain of our Senior Management, directors, and certain other key employees have the opportunity to participate in TETRA’s Executive Nonqualified Excess Plan, which is an unfunded, deferred compensation program. Under the program, participants may defer a specified portion of their annual total cash compensation, including salary and performance-based cash incentive, subject to certain established minimums. The amounts deferred increase or decrease depending on the deemed investment elections selected by the participant from among various hypothetical investment election options. Deferral contributions and earnings credited to such contributions are 100% vested and may be distributed in cash at a time selected by the participant and irrevocably designated on the participant’s deferral form. In-service distributions may not be withdrawn until two years following the participant’s initial enrollment. Notwithstanding the participant’s deferral election, the participant will receive distribution of his deferral account if the participant becomes disabled or dies, or upon a change in control. None of our NEOs participated in the Executive Nonqualified Excess Plan during 2015.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for  meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. Messrs. Knox, Foster, and Speer receive car allowances or are entitled to the use of a company-owned vehicle, as is the case for all of our sales and field service personnel. During 2015, except for the car allowances (or the use of a company-owned car) for Messrs. Knox, Foster, and Speer, and the reimbursement of a club membership fee of $1,500 for Mr. Foster, no NEO received an allowance from us for any of the above or a reimbursement for any expense incurred for non-business purposes.

Separation and Release Agreement with Mr. Book

On November 30, 2015, we notified Mr. Book that his employment with us as Vice President of International Sales and Operations would end on December 4, 2015 in connection with a reduction in force. On December 21, 2015, we entered into a Separation and Release Agreement with Mr. Book (the “Separation Agreement”) pursuant to which Mr. Book received, subject to the terms and conditions set forth therein, a lump sum cash payment of $185,000 less any required withholdings. The Separation Agreement contains confidentiality, non-disparagement, and non-solicitation or hire provisions and imposes other obligations on Mr. Book following termination of employment.

Employment Agreements

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

Beginning in May 2015, Messrs. Knox, Benge, and Speer became eligible to participate in annual grants of equity-based compensation on a basis consistent with other of our executive officers. Messrs. Knox and Speer will also be provided the use of a vehicle provided by us or an automobile allowance in lieu of such vehicle. In the event the employment of Mr. Knox, Benge, or Speer is terminated by us without “Cause” or by such individual for “Good Reason” (as such terms are defined in the Employment Agreements) within the initial three-year employment period, such individual shall be entitled to receive, subject to the satisfaction of certain conditions including the execution and non-revocation of a release agreement, severance benefits including the payment of his base salary and continuation of medical and dental insurance coverage for the remaining term of the initial employment period, the payment of any unpaid Annual Bonus (as defined in the Employment Agreements) for the preceding calendar year, a pro-rata payment of any Annual Bonus earned for the year in which such termination occurs, and full acceleration of the phantom units granted on August 5, 2014, as described above. The Employment Agreements also contain certain confidentiality, nonsolicitation, and noncompetition restrictions applicable to each NEO for the periods specified therein.

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

Indemnification Agreements

We and each of our current directors and our NEOs have executed an indemnification agreement that provides that we will indemnify them to the fullest extent permitted by our First Amended and Restated Certificate of Limited Partnership, Bylaws, and applicable law. The indemnification agreement also provides that our directors and officers will be entitled to the advancement of fees as permitted by applicable law and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall be indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his or her services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as an officer or director, subject to the terms and conditions of that insurance. In addition, Messrs. Brightman, Serrano, Elkhoury, Knox, Foster, and Sullivan, in their capacities as directors and/or executive officers of TETRA, have executed indemnification agreements with TETRA that are substantially similar to the indemnification agreements executed by each of them in connection with their services to us, and they benefit from the protection of similar insurance.

Changes for Fiscal Year 2016

In December 2015, the Compensation Committee met to review and discuss our 2015 compensation programs and consider prospective changes to 2016 compensation for our Senior Management. To assist them in this process, the Compensation Committee again retained the services of Pearl Meyer.

At its December 2015 meeting, the Compensation Committee reviewed and discussed a report provided by Pearl Meyer that contained the results of their review of our compensation programs and related practices. Also at its December 2015 meeting, the Compensation Committee reviewed and discussed the information provided in our annual compensation report, as well as current market and broader economic conditions, and elected to defer making any adjustments or changes to then current levels of Senior Management compensation.

Performance-Based Cash Incentives for Fiscal Year 2016. Under the terms of TETRA's Cash Incentive Compensation Plan, the Compensation Committee must approve performance measures and specific target performance objectives applicable to annual cash incentive awards for our Senior Management prior to March 31 of a given performance year. At a meeting of the Compensation Committee in February of 2016, the Compensation Committee discussed the current uncertainty prevalent in the oil and gas services industry and the continuing need to provide incentives that are intended to drive superior performance, even in challenging market conditions.

Recognizing that our continuing ability to generate earnings and remain in compliance with our debt covenants would be a critical focus for 2016, the Compensation Committee approved Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, equity compensation, deferred financing costs, costs of goods sold on used equipment, and goodwill/intangible asset impairments) and DCF as the primary financial performance measures in the "Returns" category for the 2016 performance period. Other performance measures approved by the Compensation Committee include: EBITDA from revenue initiatives; average annual fleet utilization; health and safety measures including TRIR, chargeable vehicle incident rates, and behavioral based observation participation; the retention rate of employees designated as “high value”; and completion of four assigned training modules through our performance management system.

It is anticipated that the Compensation Committee will monitor our performance as we move through 2016 and make any compensation adjustments that may be necessary in order to strike an appropriate balance between driving near-term performance and safe-guarding long-term unitholder value.

Equity Incentive Awards. In light of current market conditions, we have not yet made any determination as to equity awards that may be granted during 2016.

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

Submitted by the Board of Directors of CSI Compressco GP Inc.,

Stuart M. Brightman, Chairman
Paul D. Coombs
Joseph Elkhoury
D. Frank Harrison
Timothy A. Knox
James R. Larson
William D. Sullivan

Compensation of Executive Officers

Summary Compensation

The following table sets forth the compensation earned by (i) our President (“Principal Executive Officer”), (ii) our Chief Financial Officer (“Principal Financial Officer”), (iii) our former Chief Financial Officer, who served as the Principal Financial Officer for a portion of 2015, and (iv) each of our three other most highly compensated executive officers (each a “Named Executive Officer”) for the fiscal year ended December 31, 2015.

 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Unit Awards(2)	Non-Equity Incentive Plan Comp.(3)	All Other Comp.(4)	Total
		($)	($)	($)	($)	($)	($)
Timothy A. Knox(5)	2015	$400,000	$—	$450,006	$121,200	$25,065	$996,271
President	2014	161,540	159,076	700,015	73,260	8,805	1,102,696

Elijio V. Serrano	2015	(6)	(6)	$375,019	(6)	(6)	$375,019
Chief Financial Officer

James P. Rounsavall	2015	$175,385	$—	$155,086	$—	$26,794	$357,265
Former CFO	2014	218,099	—	155,136	38,762	25,437	437,434
	2013	198,600	1,464	145,854	26,756	15,695	388,369

C. Brad Benge(5)	2015	$240,000	$—	$117,066	$49,014	$17,729	$423,809
VP of Operations	2014	96,923	64,998	300,013	25,641	8,101	495,676

Ronald J. Foster(7)	2015	$325,000	$—	$162,604	$73,856	$45,347	$606,807
SVP, Chief Marketing Officer	2014	305,940	—	871,822	67,488	66,497	1,311,747
	2013	286,000	3,513	350,033	71,605	30,451	741,602

Anthony D. Speer(5)	2015	$190,000	$—	$92,579	$38,803	$21,910	$343,292
VP of Manufacturing	2014	76,731	52,440	300,013	20,299	11,225	460,708

Kevin Book	2015	$227,502	$—	$38,234	$—	$213,567	$479,303
Former VP Int'l Sales and	2014	229,977	—	144,120	32,503	36,422	443,022
Operations	2013	212,569	1,171	116,691	30,454	28,929	389,814

(1)
Pursuant to the agreement under which we acquired CSI, the amounts shown were paid by us in December 2014 and February 2015 for the performance period of October 1, 2013 through September 30, 2014 under the terms of CSI's cash incentive compensation program.

(2)
The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2015, 2014, and 2013, as applicable, in accordance with FASB ASC Topic 718. The grant date fair value of performance phantom unit awards granted in each year are reported based on the probable outcome of the performance conditions on the grant date. The value of the 2015 performance phantom unit awards assuming achievement of the maximum performance level would be: Mr. Knox, $450,006; Mr. Serrano, $450,006; Mr. Rounsavall, $155,086; Mr. Benge, $117,066; Mr. Foster, $162,604; Mr. Speer, $92,579; and Mr. Book, $38,234. Phantom unit awards and performance phantom unit awards granted under the CSI Compressco equity plan on May 4, 2015 relate to our common units and are valued at $21.48 per common unit in accordance with FASB ASC Topic 718. Each phantom unit award was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(3)
For Messrs. Knox, Benge, Foster, and Speer, the amounts shown in the “Non-Equity Incentive Plan Compensation” column for 2015 reflect the actual amount of the annual cash incentive earned for performance during 2015 and expected to be paid in March of 2016 under TETRA’s Cash Incentive Compensation Plan.

(4)
The amounts reflected represent: (i) the employer paid portion of life, health, and disability insurance benefits, and matching contributions under our 401(k) Retirement Plan; (ii) for Messrs. Rounsavall and Foster, the value of distribution equivalent rights settled in connection with the vesting of unit awards that relate to CSI Compressco's common units, which was $29,229 for Mr. Foster and $12,877 for Mr. Rounsavall in 2015; (iii) for Messrs. Knox, Foster, Book, and Speer, a car allowance or the use of a company-owned vehicle; (iv) and for

Mr. Book in 2015, a lump sum cash payment of $185,000, pursuant to the terms of his Separation and Release Agreement dated December 21, 2015.

(5)
Messrs. Knox, Benge, and Speer were first employed by us on August 4, 2014. Accordingly, amounts shown above, with the exception of payments shown in the "Bonus" column, reflect compensation earned during the period from August 4, 2014 through December 31, 2014. As a result of their employment in 2014, prior period information is not applicable.

(6)
Mr. Serrano is the Chief Financial Officer of TETRA, which determines his compensation. As noted above, no compensation has been reported for Mr. Serrano other than grants of phantom unit awards because none of Mr. Serrano’s compensation is specifically allocated to us and no portion payable by us under the Omnibus Agreement is specifically allocated to the services provided to us by Mr. Serrano. The phantom units awarded to Mr. Serrano are also included in the Summary Compensation Table of TETRA's Proxy.

(7)	Mr. Foster served as our President until August 4, 2014.

Grants of Plan Based Awards

The following table discloses the actual number of phantom unit awards and performance phantom unit awards granted under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan during the fiscal year ended December 31, 2015 to each Named Executive Officer, including the grant date fair value of these awards, and the threshold, target, and maximum amounts of the annual non-equity (cash) incentive granted under TETRA’s Cash Incentive Compensation Plan during the fiscal year ended December 31, 2015 to each Named Executive Officer.

Grants of Plan Based Awards Table

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Units	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date		Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)	(#)	($)
Timothy A. Knox	3/2/2015	(1)	$48,000	$240,000	$480,000
	5/4/2015	(4)				1,048	10,475	20,950		$225,003
	5/4/2015	(5)							10,475	$225,003

Elijio V. Serrano	5/4/2015	(4)				1,048	10,475	20,950		$225,003
	5/4/2015	(6)							6,984	$150,016

James P. Rounsavall	3/2/2015	(1)	$16,800	$84,000	$168,000
	5/4/2015	(4)				361	3,610	7,220		$77,543
	5/4/2015	(5)							3,610	$77,543

C. Brad Benge	3/2/2015	(1)	$16,800	$84,000	$168,000
	5/4/2015	(4)				273	2,725	5,450		$58,533
	5/4/2015	(5)							2,725	$58,533

Ronald J. Foster	3/2/2015	(1)	$29,250	$146,250	$292,500
	5/4/2015	(4)				379	3,785	7,570		$81,302
	5/4/2015	(5)							3,785	$81,302

Anthony D. Speer	3/2/2015	(1)	$13,300	$66,500	$133,000
	5/4/2015	(4)				216	2,155	4,310		$46,289
	5/4/2015	(5)							2,155	$46,289

Kevin Book	5/4/2015	(4)				89	890	1,780		$19,117
	5/4/2015	(5)							890	$19,117

(1)
The estimated possible payouts under non-equity incentive plan awards granted on March 2, 2015 are the threshold, target, and maximum amounts of the annual cash incentive granted for 2015 performance under TETRA’s Cash Incentive Compensation Plan. The actual amount of annual cash incentive earned for 2015 performance and expected to be paid in March 2016 for each NEO was: Knox, $120,960; Benge, $49,014; Foster, $73,710; and, Speer, $38,803. As a result of the termination of his employment, Mr. Rounsavall forfeited any possible payout under the non-equity incentive plan awards granted on March 2, 2015.

(2)
The equity incentive plan awards granted on May 4, 2015 are the threshold, target, and maximum numbers of our common units that may be earned under performance phantom unit awards granted under the CSI Compressco equity plan. "Threshold" is the lowest possible payout (10% of the award) and "maximum" is the highest possible payout (200% of the award).

(3)
The FASB ASC Topic 718 value of the phantom unit and performance phantom unit awards granted under the CSI Compressco equity plan on May 4, 2015 is $21.48 per unit. Performance phantom units are shown at target value.

(4)
Performance phantom unit awards granted on May 4, 2015 may be earned under the CSI Compressco equity plan based on the level of achievement of the cumulative distributable cash flow per outstanding unit performance objective for the three-year performance period ending on December 31, 2017. Each performance phantom unit award was granted in tandem with DERs that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(5)
Phantom unit awards granted under the CSI Compressco equity plan on May 4, 2015 vest over a three-year period at a rate of one-third per year beginning on the first anniversary date of the award based on continued employment over such three-year period.

(6)	Phantom units granted under the CSI Compressco equity plan on May 4, 2015 vest 100% on the third anniversary date of the award.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding stock option awards previously awarded by TETRA and classified as exercisable as of December 31, 2015 for each Named Executive Officer. The table also discloses the number and value of unvested phantom unit awards granted under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2015. Messrs. Rounsavall and Book, who terminated employment with us prior to year-end, forfeited all outstanding awards as of their respective termination dates and had no awards outstanding as of year end 2015.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards(1)				Unit Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Units that Have Not Vested		Market Value of Units that Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Units that Have Not Vested(3)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Units that Have Not Vested(3)
Name	Options Exercisable	Options Unexercisable
	(#)	(#)	($/Share)		(#)		($)	(#)		($)
Timothy A. Knox					32,008	(4)	$364,891
					10,475	(5)	$119,415
								10,475	(6)	$119,415
Elijio V. Serrano(7)					6,984	(8)	$79,618
								10,475	(6)	$119,415
C. Brad Benge					13,718	(10)	$156,385
					2,725	(5)	$31,065
								2,725	(6)	$31,065
Ronald J. Foster	4,000	—	$23.055	4/12/2016
	4,000	—	$28.075	5/12/2016
	8,000	—	$21.10	5/20/2018
	31,500	—	$4.17	4/9/2019
	14,500	—	$10.20	5/20/2020
					2,466	(9)	$28,112
					4,390	(10)	$50,046
					22,863	(4)	$260,638
					3,785	(5)	$43,149
								6,584	(11)	$75,058
								3,785	(6)	$43,149
Anthony D. Speer					13,718	(4)	$156,385
					2,155	(5)	$24,567
								2,155	(6)	$24,567

(1)
All outstanding option awards relate to TETRA’s common stock. Under the terms of TETRA’s equity plans, the option exercise price must be greater than or equal to 100% of the closing price of the common stock on the date of grant.

(2)
All outstanding unit awards relate to our common units. Market value is determined by multiplying the number of units that have not vested by $11.40, the closing price of our common units on December 31, 2015.

(3)
The number of units earned under these performance phantom unit awards will be determined based on actual level of achievement of an established performance objective. The amounts shown in these columns assume achievement of the target performance objective. Market value is determined by multiplying the target number of unearned units that have not vested by $11.40, the closing price of our common units on December 31, 2015.

(4)	The phantom unit award will cliff-vest on August 5, 2017, provided that 50% of the award may vest on August 5, 2016 if the established performance objective for 2015 financial results is achieved.

(5)	One-third portions of the unvested phantom unit award granted on May 4, 2015 will vest on May 4, 2016, May 4, 2017, and May 4, 2018.

(6)
The performance phantom unit award for the performance period of January 1, 2015 through December 31, 2017 may be settled pursuant to the terms of the award in March of 2018 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

(7)
The table above includes only the outstanding equity awards held by Mr. Serrano in the Partnership. Outstanding equity awards held by Mr. Serrano in TETRA will be reflected in TETRA’s 2016 Proxy Statement.

(8)	The phantom unit award will cliff-vest on May 4, 2018.

(9)	One-third portions of the remaining unvested phantom unit award granted on May 27, 2013 will vest on May 27, 2015 and May 27, 2016; one-third of the award previously vested on May 27, 2014.

(10)	One-third portions of the remaining unvested phantom unit award granted on May 27, 2014 will vest on May 27, 2016 and May 27, 2017.

(11)
The performance phantom unit award for the performance period of January 1, 2014 through December 31, 2016 may be settled pursuant to the terms of the award in March of 2017 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

Option Exercises and Stock Vested

The following table sets forth certain information regarding restricted unit awards, phantom unit awards, and performance phantom unit awards under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan that became vested or were earned for each of our Named Executive Officers during the fiscal year ended December 31, 2015.

Option Exercises and Stock Vested Table

	Option Awards		Unit Awards(1)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Timothy A. Knox	—	$—	—	$—
Elijio V. Serrano(2)	—	$—	—	$—
James P. Rounsavall	—	$—	4,484	$88,884
C. Brad Benge	—	$—	—	$—
Ronald J. Foster	—	$—	10,357	$205,106
Anthony D. Speer	—	$—	—	$—
Kevin Book	—	$—	4,120	$81,651

(1)	Includes the number and value of units issued pursuant to DERs settled in tandem with phantom unit awards.

(2)
The table above reflects only the activity of Mr. Serrano with respect to equity awards granted by the Partnership. Any activity with respect to TETRA’s equity awards will be reflected in TETRA’s 2016 Proxy Statement.

Nonqualified Deferred Compensation

TETRA maintains the TETRA Technologies, Inc. Executive Nonqualified Excess Plan, an unfunded, nonqualified deferred compensation plan that allows participants to defer a portion of their base salaries and performance-based compensation. As of December 31, 2015, none of the Named Executive Officers had elected to participate in this plan.

Potential Payments upon a Change of Control or Termination

Effective August 4, 2014, in connection with the acquisition of CSI, we entered into Employment Agreements with Messrs. Knox, Foster, Benge, and Speer that provide certain severance benefits including the payment of each NEO's base salary and continuation of medical and dental insurance coverage for the remaining term of the applicable initial employment period, the payment of any unpaid Annual Bonus (as defined in the

Employment Agreements) for the preceding calendar year, a pro-rata payment of any Annual Bonus earned for the year in which such termination occurs, and full acceleration of the phantom units granted on August 5, 2014, as described above. Separately, we have entered into Change of Control Agreements with Messrs. Knox and Foster that are further described below.

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

TETRA has a Change of Control Agreement with Mr. Serrano, which was in effect during 2015. Payments and benefits under the TETRA Change of Control Agreement are triggered only on a change of control of TETRA. The terms of the TETRA Change of Control Agreement and a quantification of potential benefits to Mr. Serrano under the TETRA Change of Control Agreement will be disclosed in TETRA’s 2016 Proxy Statement.

The following table quantifies the potential payments to Named Executive Officers who were employed by us as of December 31, 2015, under the contracts, agreements, or plans discussed above in various scenarios involving a change of control or termination of employment, assuming a December 31, 2015 termination date. Mr. Rounsavall's resignation in September of 2015 did not result in any payments to him by us. In addition to the amounts reflected in the table, the Named Executive Officers would receive upon termination any salary earned through December 31, 2015, and any benefits they would otherwise be entitled to under TETRA's 401(k) Plan.

Name	Cash Severance Payment	Bonus Payment	Accelerated Vesting of Unit Awards(1)	Continuation of Health Benefits	Total
Timothy A. Knox
Death/disability	$—	$—	$603,721	$—	$603,721
Retirement	—	—	603,721	—	603,721
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	632,000	120,960	364,891	25,207	1,143,058
Termination upon a change of control(3)	1,280,000	120,960	603,720	31,908	2,036,588

Charles B. Benge

Name	Cash Severance Payment	Bonus Payment	Accelerated Vesting of Unit Awards(1)	Continuation of Health Benefits	Total
Death/disability	$—	$—	$218,515	$—	$218,515
Retirement	—	—	218,515	—	218,515
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	379,200	49,014	156,385	25,207	609,806
Termination upon a change of control	—	—	218,515	—	218,515

Ronald J. Foster
Death/disability	$—	$—	$500,152	$—	$500,152
Retirement	—	—	500,152	—	500,152
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	513,500	73,710	260,638	25,207	873,055
Termination upon a change of control(3)	942,500	73,710	500,152	31,908	1,548,270

Anthony D. Speer
Death/disability	$—	$—	$205,519	$—	$205,519
Retirement	—	—	205,519	—	205,519
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	300,200	38,803	156,385	25,207	$520,595
Termination upon a change of control	—	—	205,519	—	205,519

Kevin Book
Termination for no cause or good reason(4)	$185,000	$—	$—	$—	$185,000

(1)
Our Amended and Restated 2011 Long Term Incentive Plan allows acceleration upon termination following a change of control and upon death, disability, or retirement at the discretion of our Board of Directors (with regard to Named Executive Officers). Under the terms of Employment Agreements with Messrs. Knox, Foster, Benge, and Speer, acceleration of the unit awards granted on August 5, 2014 would occur upon a termination by us without cause or a termination by the officer for "good reason." Under the terms of COC Agreements with Messrs. Knox and Foster, acceleration would automatically occur upon a qualifying termination of employment following a change of control. The value of accelerated unit awards is calculated by multiplying the number of accelerated units by $11.40, the closing price of our common units on December 31, 2015.

(2)
Pursuant to the terms of Employment Agreements with Messrs. Knox, Foster, Benge, and Speer, amounts shown include payment of base salary and provision of health benefits through August 4, 2017 (the remaining initial terms of the agreements), payment of the earned portion of annual bonuses for the 2015 performance period, and acceleration of the unit awards granted on August 5, 2014.

(3)
Pursuant to the terms of Change of Control Agreements with Messrs. Knox and Foster, amounts shown represent a multiple of base salary plus target annual cash bonus, payment of the earned portion of annual bonuses for the 2015 performance period, acceleration of outstanding unit awards, and provision of health benefits through December 31, 2017.

(4)
The table above describes the payments upon termination of Mr. Book, whose employment was terminated effective December 4, 2015, giving effect to the Separation and Release Agreement that we entered into with Mr. Book in December 2015. See “Compensation Discussion and Analysis” under the heading “Separation and Release Agreement.”

Director Compensation

As of January 1, 2015, each director who is not an employee of our general partner, TETRA, or any of its subsidiaries, receives non-cash compensation of $60,000 per year for attending regularly scheduled board meetings. The non-cash compensation is paid for the upcoming service year in the form of phantom unit awards that have an intended value of $60,000, prorated for any newly-elected director to such director's date of election and that vest over the service year as set forth below. Directors who are appointed as the chairmen of our Conflicts Committee and Audit Committee receive additional non-cash compensation of $5,000 and $10,000 per year, respectively, prorated from their respective dates of appointment in their initial year of service, which is also paid in the form of phantom unit awards. All such awards of phantom units are granted under our Amended and Restated 2011 Long Term Incentive Plan. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In order to remain competitive in director compensation, effective April 5, 2015, upon the recommendation of the TETRA Compensation Committee, the Board approved an increase in the cash director fees from $15,000 to $60,000 per year, paid in quarterly installments.

Directors who are also our officers or employees, or officers or employees of TETRA, do not receive any compensation for duties performed as our directors. Consequently, none of Mr. Knox, our President, Mr. Foster, our Senior Vice President and Chief Marketing Officer, Mr. Brightman, the President and Chief Executive Officer of TETRA, or Mr. Elkhoury, the Senior Vice President and Chief Operating Officer of TETRA, who was appointed to the Board in September 2015, was compensated for his service to us as a director during 2015.

On May 4, 2015, the Board approved awards of 2,794 phantom units with an aggregate grant date fair market value of $60,015 to Messrs. Coombs, Harrison, Larson, and Sullivan for their service as directors during the May 2015 through May 2016 service year. Also on May 4, 2015, with regard to the May 2015 through May 2016 service year, Mr. Harrison received an additional award of 233 phantom units with a grant date fair market value of $5,005 for his service as chairman of the Conflicts Committee, and Mr. Larson received an additional award of 465 phantom units with a grant date fair market value of $9,988 for his service as chairman of the Audit Committee. One-third of all of the phantom units so awarded were immediately vested on May 4, 2015, and additional one-third portions of each award vest on January 4, 2016 and May 4, 2016. A phantom unit is a notional unit that entitles the director to receive a common unit of the Partnership upon vesting of the phantom unit. Each award of phantom units to Messrs. Coombs, Harrison, Larson, and Sullivan was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of common units equal in value to any distributions we pay during the period the award is outstanding times the number of unvested phantom units subject to the award. DERs are subject to the same vesting restrictions and risk of forfeiture applicable to the corresponding phantom units. It is anticipated that directors will be appointed to the Board in May of each calendar year.

Although Mr. Brightman did not receive compensation for his service as a director during 2015, on May 4, 2015, our Board of Directors approved awards of 27,189 performance-based phantom units and 13,967 time-based phantom units to Mr. Brightman as part of the compensation he receives as President and Chief Executive Officer of TETRA and in recognition of his services to us. The aggregate grant date fair value of the unit awards granted to Mr. Brightman on May 4, 2015 was $884,031, and such awards are included in the compensation reported for Mr. Brightman in TETRA's 2016 Proxy Statement. Each phantom unit award was granted in tandem with DERs.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2015.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)		Unit Awards(2)		All Other Compensation		Total
	($)		($)		($)		($)
Stuart M. Brightman	$—	(3)	$—	(3)	$—	(3)	$—	(3)
Paul D. Coombs	48,750		60,015		—		108,765
D. Frank Harrison	48,750		65,020		—		113,770
James R. Larson	48,750		70,003		—		118,753
William D. Sullivan	48,750		60,015		—		108,765

(1)	The amounts in this column reflect payments earned for service as a non-employee director during 2015.

(2)	Phantom units granted on May 4, 2015 are valued at $21.48 per common unit in accordance with FASB ASC Topic 718.

(3)
Although Mr. Brightman did not receive compensation for his service as a director during 2015, on May 4, 2015, our Board of Directors approved awards of 27,189 performance-based phantom units and 13,967 time-based phantom units to Mr. Brightman as part of the compensation he receives as President and Chief Executive Officer of TETRA and in recognition of his services to us. Phantom units granted on May 4, 2015 are valued at $21.48 per common unit in accordance with FASB ASC Topic 718.

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

Management and Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board is not required to maintain, and does not maintain, a compensation committee. During 2015, Messrs. Brightman, Elkhoury, Knox, and Foster, who were directors of our general partner, were also executive officers of TETRA. All compensation decisions with respect to Messrs. Brightman and Elkhoury are made by TETRA and they do not receive any compensation directly from us or from our general partner, with the exception of equity awards granted under our Amended and Restated 2011 Long Term Incentive Plan, as described above. All compensation decisions with respect to Messrs. Knox and Foster are made by TETRA and our general partner as described above, with the exception of equity awards under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan which, if awarded, are granted by our general partner’s Board. Please read Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” below, for information about relationships among us, our general partner, and TETRA.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth certain information with respect to the beneficial ownership of our common units as of December 31, 2015 with respect to each person that beneficially owns five percent (5%) or more of our outstanding common units, and as of March 7, 2016, with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned		Percentage of Class(1)

TETRA Technologies, Inc. 24955 Interstate 45 North The Woodlands, Texas 77380	14,091,517	(2)	42.5%
Goldman Sachs Asset Management 200 West Street New York, New York 10282	3,556,147	(3)	10.7%
OppenheimerFunds, Inc. Two World Financial Center New York, New York 10281	2,920,526	(4)	8.8%
Stuart M. Brightman	24,700		*
Paul D. Coombs	15,649		*
Joseph Elkhoury	—		*
D. Frank Harrison	13,921		*
Timothy A. Knox	9,500		*
James R. Larson	18,590		*
William D. Sullivan	30,419		*
C. Brad Benge	—		*
Kevin Book	18,155		*
Ronald J. Foster	38,350		*
James P. Rounsavall	11,005		*
Elijio V. Serrano	—		*
Anthony D. Speer	—		*

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned	Percentage of Class(1)
Director and executive officers as a group (13 persons)	180,289	0.5%

*	Less than 1%.

(1)	Reflects common units beneficially owned as a percentage of common units outstanding.

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

(3)
Pursuant to a Schedule 13G/A dated February 3, 2016, Goldman Sachs Asset Management, L.P., together with G.S. Investment Strategies, LLC, report shared voting power and shared dispositive power with respect to 3,556,147 of our common units.

(4) Pursuant to a Schedule 13G/A dated February 2, 2016, OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Income Fund report shared voting power and shared dispositive power with respect to 2,920,526 of our common units. Although OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Income Fund possess voting and investment power over the reported common units and are deemed to be the beneficial owners of such units, each of them disclaim beneficial ownership of such common units.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of TETRA as of December 31, 2015 with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Stuart M. Brightman	928,710	(1)	1.0%
Paul D. Coombs	705,086		1.0%
Joseph Elkhoury	114,492		*
D. Frank Harrison	—		*
Timothy A. Knox	—		*
James R. Larson	—		*
William D. Sullivan	121,158		*
C. Brad Benge	—		*
Kevin Book	28,667	(2)	*
Ronald J. Foster	64,601	(3)	*
James P. Rounsavall	—		*
Elijio V. Serrano	319,976	(4)	*
Anthony D. Speer	—		*
Director and executive officers as a group (13 persons)	2,282,690	(5)	2.8%

*	Less than 1%.

(1)	Includes 562,746 shares subject to options exercisable within 60 days of March 4, 2016.

(2)	Includes 16,250 shares subject to options exercisable within 60 days of March 4, 2016.

(3)	Includes 58,000 shares subject to options exercisable within 60 days of March 4, 2016.

(4)	Includes 134,617 shares subject to options exercisable within 60 days of March 4, 2016.

(5)	Includes 755,363 shares subject to options exercisable within 60 days of March 4, 2016.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, or Rights	Number of Securities Remaining Available for Future Issuance under Equity Comp. Plans (Excluding Securities Shown in the First Column)
Equity compensation plans approved by security holders	—		$—	—
Equity compensation plans not approved by security holders(1)	309,287	(2)	$—	985,003
Total:	309,287		$—	985,003

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
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons. The related person transactions in which we engaged in 2015 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement dated June 20, 2011, as amended on June 20, 2014 as described below, among us, our general partner and TETRA Technologies, Inc. (the “Omnibus Agreement”) and other related party agreements entered into in connection with our Initial Public Offering. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

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

Transactions with our General Partner and its Affiliates.

As of March 7, 2016, TETRA and certain of its subsidiaries, including our general partner, owned 14,091,517 common units, which constitutes a 41.6% limited partner interest in us, and an approximate 2% general partner interest in us. Prior to August 18, 2014, TETRA also held 6,273,970 subordinated units. Effective August 18,

2014, all of these subordinated units were automatically converted on a one-for-one basis into common units. TETRA is, therefore, a “related person” to us as such term is defined by the SEC.

Distributions and Payments to the General Partner and its Affiliates. We will generally make cash distributions 98% to unitholders on a pro rata basis, including our general partner and certain subsidiaries of TETRA, as the holders of 14,091,517 common units and approximately 2% to our general partner. In addition, because distributions have exceeded certain higher target distribution levels (beginning with the distribution for the three month period ended June 30, 2014) as provided for in our Partnership Agreement, TETRA and our general partner are entitled to Incentive Distribution Rights of the distributions up to 48% of the distributions above the highest target distribution level. Our quarterly distribution paid in February 2016, however, was reduced to $0.3775 per common unit, and fell below the target distribution levels needed to result in Incentive Distribution Rights distribution to the General Partner.

For the year ended December 31, 2015, we paid aggregate distributions of approximately $65.8 million on our common units, and $2.6 million on our general partner interest to TETRA and our general partner. On February 15, 2016, we paid a quarterly distribution with respect to the period from October 1, 2015 through December 31, 2015 of approximately $12.5 million on our common units and $0.3 million on our general partner interest to TETRA and our general partner. Distributions to the general partner interest made during February, May, August, and November 2015 included the impact of Incentive Distribution Rights that resulted in higher distribution levels for amounts distributed in excess of target distribution levels.

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

Subcontract Services

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the entity retaining such services, for such periods of time and in such amounts as may be mutually agreed upon by us and TETRA and our general partner. Any such services are required to be performed on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. For the year ended, December 31, 2015, in connection with our operations in Argentina, a subsidiary of TETRA provided services to a subsidiary of ours on a subcontract basis for approximately $0.6 million.

Sales, Leases, or Like-Kind Exchanges of Equipment

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, sell, lease, or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired by the acquiring entity to meet its production enhancement or other oilfield services obligations, in such amounts, in such conditions, and for such periods of time as may be mutually agreed upon by us and our general partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA may purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in manufacturing such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof. For the year ended December 31, 2015, the approximate dollar value of the amounts involved in transactions between us and TETRA that were related to the sale, lease or like-kind exchange of equipment was as follows:

•
Pursuant to an equipment sharing agreement between two of our subsidiaries and a subsidiary of TETRA in connection with operations in Mexico, TETRA’s subsidiary charged our subsidiaries equipment rental amounts of approximately $1.2 million during 2015. In addition, another TETRA subsidiary charged our subsidiaries $0.2 million during 2015 for parts and insurance coverage purchased for use by our subsidiaries in Mexico and for reimbursement to a TETRA subsidiary for certain capital expenditures.

•
In addition to the foregoing, we also provide early production services to a customer in Argentina. Two subsidiaries of TETRA charged a subsidiary of ours in Argentina approximately $1.6 million during 2015 for equipment that is leased, and other equipment that is subleased, from TETRA's subsidiary to our subsidiary in Argentina related to those operations.  In connection with our operations in Argentina, our subsidiary invoiced another subsidiary of TETRA for reimbursement of expenses incurred on behalf of TETRA's subsidiary of approximately $0.1 million during 2015.

Income Sharing

Under our agreement with TETRA to provide early production services ("EPS") to a customer in Argentina, we retain a portion of the income generated under the EPS contract. During 2015, a subsidiary of TETRA invoiced a subsidiary of ours approximately $0.6 million pursuant to our income sharing agreement with TETRA.

Provision of Personnel and Services

Our business operations are conducted by our general partner’s employees, our Canadian employees, and certain employees of TETRA’s Mexico-based subsidiaries. In addition, TETRA and our general partner provide certain corporate general and administrative services to us that are reasonably necessary for the conduct of our business. Such corporate general and administrative services include legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Under the Omnibus Agreement, the services TETRA and our general partner provide to us must be substantially similar in nature and quantity to the services TETRA and our general partner previously provided to our successor entity and they can be no lower in quantity than is reasonably necessary to assist us in the management and operation of our business. For the year ending December 31, 2015, TETRA and our general partner charged us approximately $104.1 million in reimbursement for such services. The amount to be charged by TETRA and our general partner increased beginning in the fourth quarter of 2014 as a result of the CSI Acquisition.

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
Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by our principal accounting firm, Ernst & Young LLP, for the fiscal years ended December 31, 2015, and 2014, respectively:

	2015	2014
Audit fees	$2,058,000	$2,022,600
Audit related fees	—	16,570
Tax fees(1)	—	85,000
Total fees	$2,058,000	$2,124,170

(1)	Consists of fees for tax compliance review in 2014.

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

10.11
First Amendment to Credit Agreement dated as of December 4, 2012, among Compressco Partners, L.P. as borrowers, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 5, 2012 (SEC File No. 001-35195)).

10.12
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

10.13	Change of Control Agreement with Ronald J. Foster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (SEC File No. 001-35195)).
10.14
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

10.15
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2014 (SEC File No. 001-35195)).

10.16
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.17
Underwriting Agreement, dated July 24, 2014, by and among the Partnership and the Underwriters named therein, relating to the Common Units (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on July 29, 2014 (SEC File No. 001-35195)).

10.18
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.19
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

10.21
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

10.23
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

10.25***
Employment Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2014 (SEC File No. 001-35195)).

10.26***
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

10.28***	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Charles B. Benge.
10.29***	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Anthony D. Speer.
10.30
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2016 (SEC File No. 001-35195)).

10.31***
CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan, as amended through March 3, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 11, 2015 (SEC File No. 001-35195)).

10.32***
Separation and Release Agreement by and between Kevin Book and CSI Compressco GP Inc., dated December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016 (SEC File No. 001-35195)).

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

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CSI Compressco LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its general partner
Date:	March 7, 2016	By:	/s/Timothy A. Knox
Timothy A. Knox, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with CSI Compressco GP Inc, its general partner, and on the dates indicated:

Signature	Title	Date
/s/Stuart M. Brightman	Chairman of	March 7, 2016
Stuart M. Brightman	the Board of Directors

/s/Timothy A. Knox	President and Director	March 7, 2016
Timothy A. Knox	(Principal Executive Officer)

/s/Elijio V. Serrano	Chief Financial Officer	March 7, 2016
Elijio V. Serrano	(Principal Financial Officer)

/s/Susan R. Makovy	Controller	March 7, 2016
Susan R. Makovy	(Principal Accounting Officer)

/s/Paul D. Coombs	Director	March 7, 2016
Paul D. Coombs

/s/Joseph Elkhoury	Director	March 7, 2016
Joseph Elkhoury

/s/D. Frank Harrison	Director	March 7, 2016
D. Frank Harrison

/s/James R. Larson	Director	March 7, 2016
James R. Larson

/s/William D. Sullivan	Director	March 7, 2016
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

10.11
First Amendment to Credit Agreement dated as of December 4, 2012, among Compressco Partners, L.P. as borrowers, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 5, 2012 (SEC File No. 001-35195)).

10.12
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

10.13	Change of Control Agreement with Ronald J. Foster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (SEC File No. 001-35195)).
10.14
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

10.15
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2014 (SEC File No. 001-35195)).

10.16
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.17
Underwriting Agreement, dated July 24, 2014, by and among the Partnership and the Underwriters named therein, relating to the Common Units (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on July 29, 2014 (SEC File No. 001-35195)).

10.18
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.19
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

10.21
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

10.23
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

10.25***
Employment Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2014 (SEC File No. 001-35195)).

10.26***
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

10.28***	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Charles B. Benge.
10.29***	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Anthony D. Speer.
10.30
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2016 (SEC File No. 001-35195)).

10.31***
CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan, as amended through March 3, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 11, 2015 (SEC File No. 001-35195)).

10.32***
Separation and Release Agreement by and between Kevin Book and CSI Compressco GP Inc., dated December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016 (SEC File No. 001-35195)).

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

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc. and the
Unitholders of CSI Compressco LP

We have audited the accompanying consolidated balance sheets of CSI Compressco LP as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSI Compressco LP at December 31, 2015 and 2014, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSI Compressco LP’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2016 expressed an adverse opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas
March 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc. and the
Unitholders of CSI Compressco LP

We have audited CSI Compressco LP’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CSI Compressco LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in controls related to the aftermarket services and parts sales revenues of the operations of its Compressor Systems, Inc. subsidiary. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSI Compressco LP as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 7, 2016, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CSI Compressco LP has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ERNST & YOUNG LLP

Houston, Texas
March 7, 2016

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,620	$34,066
Trade accounts receivable, net of allowances for doubtful accounts of $1,973 in 2015 and $1,496 in 2014	57,775	78,741
Inventories	49,771	113,343
Assets held for sale	772	—
Prepaid expenses and other current assets	7,262	5,516
Total current assets	126,200	231,666
Property, plant, and equipment:
Land and building	34,962	34,312
Compressors and equipment	829,877	756,113
Vehicles	12,404	15,915
Construction in progress	391	298
Total property, plant, and equipment	877,634	806,638
Less accumulated depreciation	(178,354)	(120,642)
Net property, plant, and equipment	699,280	685,996
Other assets:
Goodwill	92,402	233,548
Deferred tax assets	20	1,464
Intangible assets, net of accumulated amortization of $7,425 in 2015 and $4,771 in 2014	48,343	64,174
Deferred financing costs and other assets	14,205	16,813
Total other assets	154,970	315,999
Total assets	$980,450	$1,233,661
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$12,969	$37,815
Unearned income	19,074	65,778
Accrued liabilities and other	26,704	30,378
Amounts payable to affiliates	8,153	6,480
Total current liabilities	66,900	140,451
Other liabilities:
Long-term debt, net	580,481	539,961
Deferred tax liabilities	656	2,905
Other long-term liabilities	255	63
Total other liabilities	581,392	542,929
Commitments and contingencies
Partners' capital:
General partner interest	6,842	11,341
Common units (33,186,155 units issued and outstanding at December 31, 2015 and 33,142,114 units issued and outstanding at December 31, 2014)	333,709	542,276
Accumulated other comprehensive income (loss)	(8,393)	(3,336)
Total partners' capital	332,158	550,281
Total liabilities and partners' capital	$980,450	$1,233,661
See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Compression and related services	$287,702	$192,151	$112,937
Aftermarket services	28,478	15,624	—
Equipment and part sales	141,461	74,872	8,364
Total revenues	457,641	282,647	121,301
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	142,327	98,874	63,425
Cost of aftermarket services	24,994	13,579	—
Cost of equipment and part sales	123,339	62,214	4,691
Total cost of revenues	290,660	174,667	68,116
Depreciation and amortization	81,838	40,880	14,349
Impairments of long-lived assets	11,797	278	293
Selling, general, and administrative expense	43,479	32,100	17,467
Goodwill impairment	139,444	—	—
Interest expense, net	32,178	12,964	469
Other expense, net	4,976	11,672	782
Income (loss) before income tax provision (benefit)	(146,731)	10,086	19,825
Provision (benefit) for income taxes	(101)	(1,172)	2,258
Net income (loss)	$(146,630)	$11,258	$17,567

General partner interest in net income (loss)	$(1,892)	$510	$351
Common units interest in net income (loss)	$(144,738)	$7,319	$10,251
Subordinated units interest in net income	$—	$3,429	$6,965
Net income (loss) per common unit:
Basic	$(4.36)	$0.47	$1.11
Diluted	$(4.36)	$0.47	$1.10
Weighted average common units outstanding:
Basic	33,169,413	18,928,640	9,230,876
Diluted	33,169,413	18,928,640	9,305,066
Net income per subordinated unit:
Basic and Diluted	$—	$0.47	$1.11
Weighted average subordinated units outstanding:
Basic and Diluted	—	3,953,461	6,273,970

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(146,630)	$11,258	$17,567
Foreign currency translation adjustment, net of tax of $0 in 2015, 2014, and 2013	(5,057)	(3,749)	(591)
Comprehensive income (loss)	$(151,687)	$7,509	$16,976

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)

	Partners' Capital					Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
		Limited Partners
	General Partner	Common Unitholders		Subordinated Unitholder
	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2012	$3,346	9,266	$108,943	6,274	$68,957	$1,004	$182,250
Net income for 2013	351	—	10,251	—	6,965	—	17,567
Distributions ($1.71 per unit)	(539)	—	(15,766)	—	(10,664)	—	(26,969)
Equity compensation	—	—	1,459	—	—	—	1,459
Vesting of Phantom Units	—	13	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(591)	(591)
Balance as of December 31, 2013	$3,158	9,279	$104,887	6,274	$65,258	$413	$173,716
Net income for 2014	510	—	7,319	—	3,429	—	11,258
Distributions ($1.80 per unit)	(732)	—	(27,579)	—	(8,376)	—	(36,687)
Conversion of subordinated units to common units	—	6,274	60,311	(6,274)	(60,311)	—	—
Proceeds from issuance of common units, net of issuance costs	—	17,572	395,794	—	—	—	395,794
Contribution of capital	8,405	—	—	—	—	—	8,405
Equity compensation	—	—	1,544	—	—	—	1,544
Vesting of Phantom Units		17	—	—		—	—
Other comprehensive loss	—	—	—	—	—	(3,749)	(3,749)
Balance as of December 31, 2014	$11,341	33,142	$542,276	—	$—	$(3,336)	$550,281
Net loss for 2015	(1,892)	—	(144,738)	—	—	—	(146,630)
Distributions ($1.98 per unit)	(2,607)	—	(65,753)	—	—	—	(68,360)
Equity compensation	—	—	1,924	—	—	—	1,924
Vesting of Phantom Units	—	44	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(5,057)	(5,057)
Balance as of December 31, 2015	$6,842	33,186	$333,709	—	$—	$(8,393)	$332,158

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(146,630)	$11,258	$17,567
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	81,838	40,879	14,349
Impairments of long-lived assets	11,797	278	293
Impairment of goodwill	139,444	—	—
Provision (benefit) for deferred income taxes	(605)	(3,514)	(266)
Equity compensation expense	2,164	1,544	1,459
Provision for doubtful accounts	508	185	279
Amortization of deferred financing costs	2,786	1,163	—
(Gain) loss on sale of property, plant, and equipment	(196)	484	20
Financing expense	—	6,750	—
Other non-cash charges and (credits)	825	(238)	325
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	19,732	(23,943)	(5,534)
Inventories	64,893	(30,972)	2,097
Prepaid expenses and other current assets	(2,753)	(8,031)	1,888
Accounts payable and accrued expenses	(71,592)	49,152	(3,342)
Other	(318)	(176)	—
Net cash provided by operating activities	101,893	44,819	29,135
Investing activities:
Purchases of property, plant, and equipment, net	(95,272)	(48,137)	(24,574)
Acquisition of CSI	—	(825,000)	—
Advances and other investing activities	(69)	(805)	—
Net cash used in investing activities	(95,341)	(873,942)	(24,574)
Financing activities:
Proceeds from long-term debt, net	63,000	602,858	19,909
Payments of long-term debt	(23,000)	(93,584)	—
Proceeds from issuance of partnership common units, net of underwriters' discount	—	395,794	—
Distributions	(68,360)	(36,687)	(26,969)
Contribution from general partner	—	8,405
Deferred financing cost and other financing activities	—	(22,486)	(916)
Net cash (used in) provided by financing activities	(28,360)	854,300	(7,976)
Effect of exchange rate changes on cash	(1,638)	(588)	(74)
Increase (decrease) in cash and cash equivalents	(23,446)	24,589	(3,489)
Cash and cash equivalents at beginning of period	34,066	9,477	12,966
Cash and cash equivalents at end of period	$10,620	$34,066	$9,477
Supplemental cash flow information:
Interest paid	$32,994	$12,930	$497
Taxes paid	$598	$2,247	$2,204

See Notes to Consolidated Financial Statements

CSI COMPRESSCO LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015
NOTE A — DESCRIPTION OF BUSINESS

CSI Compressco LP (formerly known as Compressco Partners, L.P.), a Delaware limited partnership, is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We sell standard and custom-designed compressor packages and oilfield fluid pump systems, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services and that we sell to customers. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing CSI Compressco LP and its wholly owned subsidiaries.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Results of operations for the year ended December 31, 2015 reflect the impact of our acquisition of Compressor Systems, Inc. ("CSI"), a Delaware corporation, on August 4, 2014. Results of operations for the year ended December 31, 2014, reflect the impact of the acquisition of CSI for the portion of the period beginning with the August 4, 2014, closing date of the acquisition. For further discussion of the acquisition, see Note D - Acquisition.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and impairments during the reporting period. For further discussion of fair value measurements in connection with the allocation of the purchase price of the CSI acquisition, see Note D - Acquisition. Actual results could differ from those estimates, and such differences could be material.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current year's presentation. The impact of such reclassifications was not significant to the prior year's overall presentation. These reclassifications include the final allocation of the purchase price of CSI. See Note D - Acquisition for further discussion.

Cash Equivalents

We consider all highly liquid cash investments with maturities of three months or less when purchased to be cash equivalents.

Financial Instruments

The fair values of our financial instruments, which may include cash, accounts receivable, amounts outstanding under our variable rate bank credit facility, and accounts payable, approximate their carrying amounts. Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable, which are primarily due from companies of varying size engaged in oil and gas activities in the United States,

Canada, Mexico, and Argentina. Our policy is to review the financial condition of customers before extending credit and periodically update customer credit information. Payment terms are on a short-term basis. The risk of loss from the inability to collect trade receivables is heightened during prolonged periods of low oil and natural gas commodity prices.

We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. Our risk management activities include the use of foreign currency forward purchase and sale derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected international operations.

As a result of the outstanding balances under our variable rate revolving credit facility, we face market risk exposure related to changes in applicable interest rates. Although we have no interest rate swap contracts outstanding to hedge this potential risk exposure, we have entered into certain fixed interest rate notes, which are scheduled to mature in 2022 and which mitigate this risk on our total outstanding borrowings.

Significant Customers

During 2015, no individual customer accounted for 10% or more of our revenues. During 2014, PEMEX and DCP Midstream accounted for 11.1% and 10.1%, respectively, of our revenues. During 2013, PEMEX and BP accounted for 21.7% and 10.0%, respectively, of our revenues.

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in Other Expense and totaled $(2.0) million, $(1.2) million, and $(0.5) million during the years ended December 31, 2015, 2014, and 2013, respectively.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. The changes in allowances for doubtful accounts are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
At beginning of period	$1,496	$600	$329
Activity in the period:
Provision for doubtful accounts	508	185	279
Account (chargeoffs) recoveries, net	(31)	711	(8)
At end of period	$1,973	$1,496	$600

Inventories

Inventories consist primarily of compressor package parts and supplies and work in process and are stated at the lower of cost or market value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in process is determined using the specific identification method. Work in process inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas. Components of inventories are as follows:

	December 31, 2015	December 31, 2014
	(In Thousands)
Parts and supplies	$27,447	$43,202
Work in progress	22,324	70,141
Total inventories	$49,771	$113,343

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three years in the period ended December 31, 2015, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively.

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Rental revenue	$114,284	$85,168	$12,674
Rental expenses	$67,232	$42,174	$7,589

Assets Held for Sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Assets Held for Sale as of December 31, 2015 consists of certain compressor equipment assets that are expected to be sold during 2016. The carrying values of these assets were written down to their fair value less cost to dispose. See "Impairment of Long-Lived Assets" section below.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance is charged to cost of revenues as incurred. Compressors include compressor packages currently placed in service and available for service. Depreciation is computed using the straight-line method based on the following estimated useful lives:

Buildings	15 – 30 years
Compressors	12 – 20 years
Other equipment	2 – 8 years
Vehicles	3 – 5 years
Information systems	3 years

During the year ended December 31, 2014, costs expended for capitalized computer software were approximately $4.9 million, and such costs are depreciated over a useful life of 7 years. Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives. Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $71.7 million, $37.1 million, and $14.3 million, respectively.

Intangible Assets other than Goodwill

During 2014, as part of the CSI acquisition, we acquired trademarks/trade names, customer relationships, and other intangible assets having a total estimated fair value of approximately $66.8 million. These acquired intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years, and having a weighted average useful life of 10.3 years. Amortization expense related to intangible assets was $6.8 million, $3.8 million and $0 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in depreciation and amortization. The estimated future annual amortization expense of trademarks/trade names, customer relationships, and other intangible assets is $4.6 million for 2016, $4.6 million for 2017, $4.6 million for 2018, $4.6 million for 2019, and $4.6 million for 2020.

Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In such an event, we will determine the fair value of the asset using an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we will recognize a loss for the difference between the carrying value and the estimated fair value of the intangible asset. During 2014 and 2015, certain intangible assets were impaired. See "Impairments of Long-Lived Assets" section below.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. The annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that, due to the decline in the price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital balance as of December 31, 2015, it was “more likely than not” that the fair value of our business was less than its carrying value as of December 31, 2015.

When the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test being performed. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill and the recorded amount is written down to the hypothetical amount, if lower. The application of this second step under goodwill impairment testing may also result in impairments of other long-lived assets, including identified intangible assets. See Impairment of Long-Lived Assets section below for a discussion of other asset impairments that were identified as part of the testing of goodwill as of December 31, 2015.

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

During the last half of 2014, and continuing throughout 2015, global oil and natural gas commodity prices, particularly crude oil, decreased significantly. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The accompanying decrease in the price of our common units during the last half of 2015 has also resulted in an overall reduction in our market capitalization. The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of a single share of that entity’s common stock. Therefore, once the fair value of the reporting units was determined, we also added a control premium to the calculations. This control premium is judgmental and is based on observed mergers and acquisitions in our industry.

As part of our annual internal business outlook that we performed during the fourth quarter of 2014 and 2015, we considered changes in the global economic environment which affected our common unit price and market capitalization. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of December 31, 2014. However, because our estimated fair value exceeded our carrying value by approximately 4%, there was a reasonable possibility as of that date that our goodwill may be impaired in a future period, and the amount of such impairment may be material.

Throughout 2015, and particularly during the last half of the year, lower oil and natural gas commodity prices have resulted in a decreased demand for certain of our products and services. Specifically, demand for low-horsepower wellhead compression services and for sales of compressor equipment have decreased significantly and are expected to continue to be decreased for the foreseeable future. Accordingly, the fair value, as reflected by our market capitalization and other indicators, was less than our carrying value as of December 31, 2015. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $92.4 million residual purchase price to be allocated to our goodwill. Based on this analysis, we concluded that an impairment of $139.4 million of our recorded goodwill was required.

Specific uncertainties affecting our estimated fair value include the impact of competition, the prices for oil and natural gas, the trading price of our common units, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Negative developments with regard to these factors could have a further negative effect on our fair value. Subsequent to December 31, 2015, and as of March 7, 2016, the price of our common unit has continued to decline, so future additional impairments are possible.

The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Balance, beginning of year	$233,548	$72,161	$72,161
Goodwill acquired during the year	—	161,387	—
Goodwill adjustments	(141,146)	—	—
Balance, end of year	$92,402	$233,548	$72,161

Impairments of Long-Lived Assets

Impairments of long-lived assets, including identified intangible assets, are determined periodically, when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs.

During the fourth quarter of 2015, we recorded impairments of approximately $6.1 million associated with a portion of the carrying value of certain of our compressor equipment due to expected decreased demand, and approximately $5.7 million associated with certain identified intangible assets.

Revenue Recognition

We recognize revenue using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer’s price is fixed or determinable; and (d) collectability is reasonably assured. The majority of our compression services are provided pursuant to contract terms ranging from one month to twenty-four months. Monthly agreements are generally cancellable with 30 days written notice by the customer. Collections associated with progressive billings to customers for the construction of compression equipment is included in unearned income in the consolidated balance sheets.

Operating Costs

Operating costs incurred during customer trial periods are expensed as incurred.

Income Taxes

Our operations are not subject to U.S. federal income tax other than the operations that are conducted through taxable subsidiaries. We incur state and local income taxes in certain of the United States in which we conduct business. We incur income taxes and are subject to withholding requirements related to certain of our operations in Latin America, Canada, and other foreign countries in which we operate. Furthermore, we also incur Texas Margin Tax, which, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, is classified as an income tax for reporting purposes. Beginning in 2015, a portion of the carrying value of certain deferred tax assets is subjected to a valuation allowance. See Note G - Income Taxes for further discussion.

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners' capital in the accompanying audited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Balance, beginning of year	$(3,336)	$413	$1,004
Foreign currency translation adjustment, net of tax of $0 in 2015, 2014, and 2013	(5,057)	(3,749)	(591)
Balance, end of year	$(8,393)	$(3,336)	$413

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a Level 3 fair value measurement). Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill (a Level 3 fair value measurement). The fair value of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our publicly tradable long-term 7.25% Senior Notes at December 31, 2015, was approximately $259.9 million (a level 2 fair value measurement). As of December 31, 2014, the fair value of our 7.25% Senior Notes was approximately $354.9 million (a level 2 fair value measurement). These fair values compared to an aggregate principal amount of $350.0 million, as current rates on these dates were different from the stated interest rates on the 7.25% Senior Notes. We calculated the fair value of our 7.25% Senior Notes as of December 31, 2014 internally, using current market conditions and average cost of debt.
We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a Level 2 measurement). A summary of these fair value measurements as of December 31, 2015 and 2014, is as follows:

Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2015
(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	(14)	—	(14)	—
$(14)

Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2014
(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	—	—	—	—
$—

During the fourth quarter of 2015, we recorded total impairment charges of approximately $151.2 million, reflecting the decreased fair value for certain assets. Assets that were partially impaired included certain of our intangible assets and tangible compressor equipment. The fair values used in these impairment calculations were estimated based on a variety of measurements, including current replacement cost, current market prices being received for similar assets, and discounted estimated future cash flows, all of which are based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. A summary of these nonrecurring fair value measurements as of December 31, 2015, using the fair value hierarchy is as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Impairment Losses
Description	Total as of December 31, 2015
	(In Thousands)
Tangible compressor assets	$772	$—	$—	$772	$6,138
Identified intangible assets	—	—	—	—	5,659
Goodwill	92,402	—	—	92,402	139,444
Total	$93,174	$—	$—	$93,174	$151,241

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. The ASU provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. The ASU requires entities to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments,” which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. The ASU eliminates the previous requirement to retrospectively account for such adjustments and requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The update changes how deferred taxes are classified on the balance sheet, eliminating the existing requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. As permitted by ASU 2015-17, we elected to early adopt this guidance effective December 31, 2015. The impact of the retrospective adoption of this standard was not material to our consolidated financial statements.

NOTE C — RELATED PARTY TRANSACTIONS

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

Under the terms of the Omnibus Agreement, our General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimburse our General Partner and TETRA for services they provide to us. For the years ended December 31, 2015, 2014, and 2013, we were charged by TETRA $113.9 million, $55.3 million, and $39.1 million, respectively, for expenses incurred on our behalf as described below. Amounts charged under the Omnibus Agreement and outstanding as of December 31, 2015 and 2014 are included in Amounts Payable to Affiliates in the accompanying consolidated balance sheets.

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

In addition to the Omnibus Agreement, we have entered into other agreements with TETRA in the course of our operations.

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

Prior to the Common Unit Offering and other transactions described above, TETRA's ownership in us was approximately 82% through its aggregate ownership of common units, subordinated units and indirect general partner interest plus incentive distribution rights. Common units held by the public represented an approximately 18% ownership in us prior to the above transactions. However, following the CSI Acquisition in 2014, the completion of our Common Unit Offering, and the underwriters' exercise of their option to purchase additional common units, TETRA's ownership interest in us was reduced to approximately 44%, with the common units held by the public representing an approximate 56% interest in us. TETRA's ownership is through various wholly owned subsidiaries and consists of approximately 42% of the limited partner interests plus the approximately 2% general partner interest, through which it holds incentive distribution rights. As a result of its ownership of common units and its general partner interest in us, TETRA received distributions of $30.5 million, $24.1 million, and $22.1 million during the years ended December 31, 2015, 2014, and 2013, respectively.

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

NOTE D— ACQUISITION

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

Our allocation of the purchase price to the estimated fair value of the CSI net assets is as follows (in thousands):

Current assets	$101,411
Property, plant, and equipment	571,706
Intangible assets	68,000
Goodwill	161,387
Total assets acquired	$902,504

Current liabilities	$77,504
Total liabilities assumed	77,504
Net assets acquired	$825,000
The allocation of purchase price includes approximately $161.4 million allocated to deductible goodwill, and is supported by the strategic benefits discussed above that are expected to be generated from the acquisition. Adjustments to the allocation of purchase price affecting inventory, property, plant, and equipment, intangible assets, and other current assets and liabilities have been reflected in the accompanying consolidated balance sheets as of December 31, 2015 and December 31, 2014. The adjustment to the previously presented goodwill balance as of December 31, 2014 was $0.1 million. These adjustments in 2015 to the allocation of purchase price for long-lived assets did not have a material impact on the depreciation and amortization of these assets. The acquired property, plant, and equipment is stated at fair value, and depreciation on the acquired property, plant, and equipment is computed using the straight-line method over the estimated useful lives of each asset. Buildings are depreciated using useful lives of 15 to 30 years. Machinery and equipment is depreciated using useful lives of 2 to 20 years. Automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets as of the acquisition date represents approximately $33.7 million for the trademarks/trade names, approximately $21.4 million for customer relationships, and approximately $12.9 million of other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. These intangible assets are recorded net of approximately $6.8 million and $4.1 million of accumulated amortization as of December 31, 2015 and 2014.

For the year ended December 31, 2014, our revenues, depreciation and amortization, and pretax earnings, excluding interest allocation, included $152.5 million, $25.2 million, and $15.8 million, respectively, associated with the acquisition of CSI after the closing on August 4, 2014. In addition, CSI Acquisition-related costs of approximately $5.5 million were incurred during the year ended December 31, 2014 related to external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in selling, general, and administrative expenses in the consolidated statement of operations. Approximately $16.6 million of deferred financing costs were incurred in connection with the CSI Acquisition and included in Other Assets as of the acquisition date, and are amortized over the term of the related debt. An additional $6.8 million of interim financing costs were incurred and reflected in other expense during the year ended December 31, 2014.

Pro Forma Financial Information (Unaudited)

The pro forma information presented below has been prepared to give effect to the CSI Acquisition as if the transaction had occurred at the beginning of the period presented. The pro forma information includes the impact of the allocation of the purchase price for the CSI Acquisition on revenues, depreciation and amortization, and net income. The pro forma information also excludes the impact of the CSI transaction and financing costs charged to earnings during the 2014 period. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred at the beginning of the period presented or the future results that we will achieve after the transactions.

Year Ended December 31,
2014

Revenues	$490,545
Depreciation and amortization	84,849
Net income	13,624

Per share information:
Net income per common unit:
Basic	$0.54
Diluted	$0.53

Net income per subordinated unit:
Basic and diluted	$0.54

NOTE E — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		December 31,
		2015	2014
	Scheduled Maturity	(In Thousands)
Credit Agreement	August 4, 2019	$235,000	$195,000
7.25% Senior Notes (presented net of the unamortized discount of $4.5 million as of December 31, 2015 and $5.0 million as of December 31, 2014)	August 15, 2022	345,481	344,961
Total debt		580,481	539,961
Less current portion		—	—
Total long-term debt		$580,481	$539,961

Bank Credit Facilities

On August 4, 2014, in connection with the CSI Acquisition, we entered into a credit agreement (the "Credit Agreement"), and borrowed $210.0 million, which was used to fund, in part, the $825.0 million CSI Acquisition purchase price. In addition, the Credit Agreement borrowings were used to pay fees and expenses related to the CSI Acquisition, the Senior Notes offering, and the Credit Agreement, and to repay the $38.1 million balance outstanding under our previous revolving credit facility dated October 15, 2013, (the "Previous Credit Agreement"), which was then terminated. As a result, approximately $0.8 million of unamortized deferred financing costs associated with that terminated Previous Credit Agreement was charged to earnings and reflected in other expense during 2014.

Under our Credit Agreement, we and our subsidiary CSI Compressco Sub Inc. are named as the borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). The Credit Agreement matures on August 15, 2019 and includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The amount of outstanding borrowings under the Credit Agreement is subject to certain limitations, including borrowing limitations as a result of financial covenants. During the year ended December 31, 2014, we incurred financing costs of approximately $7.0 million related to the Credit Agreement. These costs are included in Other Assets and are being amortized over the term of the Credit Agreement. As of December 31, 2015, we had a balance outstanding of $235.0 million, had approximately $1.6 million letters of credit and performance bonds, and had availability under the Credit Agreement of approximately $163.4 million.

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

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of our assets and the assets of our existing and future domestic subsidiaries, and all of the capital stock of our existing and future subsidiaries (limited in the case of foreign subsidiaries, to 65% of the voting stock of first tier foreign subsidiaries). Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage-based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one month interest period on such day plus 1.00% per annum. LIBOR based loans will have an applicable margin that will range between 1.75% and 2.50% per annum and base rate loans will have an applicable margin that will range between 0.75% and 1.50% per annum, each based on our consolidated total leverage ratio when financial statements are delivered. The weighted average interest rate on borrowings outstanding under the Credit Agreement as of December 31, 2015 and 2014 was 2.59% and 3.11% per annum, respectively. In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on our consolidated total leverage ratio. We are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees, agreed to with the administrative agent and lenders.

The Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. At December 31, 2015, our leverage ratio was 4.56 to 1. In addition, the Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The Credit Agreement provides that we can make distributions to holders of our common and subordinated units, but only if there is no default or event of default under the facility.

We are in compliance with all covenants and conditions of our Credit Agreement as of December 31, 2015. Our ability to continue to comply with our financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue. However, as a result of the recent decrease in demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, and our expectation that the reduced demand will continue for an indefinite period of time, we have taken strategic cost reduction efforts, including headcount reductions, deferral of wage increases, wage reductions and other efforts to reduce costs and generate cash in anticipation of the reduced demand for our products and services. In addition, on January 22, 2016, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2015, of $0.3775 per common unit, which represents a decrease of $0.1250 per common unit compared to the previous quarterly distribution. Based on our projections for each of the quarterly periods in 2016, and including the impact of these cost reduction efforts to increase operating cash flows, and the impact of decreased quarterly distributions, we anticipate that we will be in compliance with the financial covenants under our Credit Agreement through December 31, 2016.

7.25% Senior Notes

In August 2014, we, and one of our indirect and wholly owned subsidiaries, CSI Compressco Finance Inc., a Delaware corporation (we, together with CSI Compressco Finance, the "Issuers"), issued $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to a Note Purchase Agreement dated July 29, 2014. The 7.25% Senior Notes were subsequently exchanged for registered securities under a public exchange offer that closed on July 20, 2015.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the Indenture as of December 31, 2015.

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

Future minimum lease payments by year and in the aggregate, under leases with terms of one year or more, consist of the following at December 31, 2015:

	Capital Lease	Operating Leases
		(In Thousands)
2016	$71	$4,442
2017	79	2,113
2018	87	701
2019	28	107
2020	—	—
After 2020	—	—
Total minimum lease payments	$265	$7,363

Rental expense for all operating leases was $9.2 million, $5.1 million, and $2.6 million in 2015, 2014, and 2013, respectively.

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

In connection with the CSI Acquisition, we and the seller of CSI made a joint Section 338(h)(10) election under the U.S. Internal Revenue Code to treat the purchase of CSI as an asset acquisition for U.S. federal income tax purposes. Accordingly, no U.S. federal deferred tax assets or liabilities were recorded as part of the acquisition.

The income tax provision (benefit) attributable to our operations for the years ended December 31, 2015, 2014, and 2013 consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Current
Federal	$(1,632)	$(50)	$846
State	1,330	172	150
Foreign	806	2,220	1,528
	504	2,342	2,524
Deferred
Federal	(847)	(2,764)	(438)
State	(354)	(122)	(49)
Foreign	596	(628)	221
	(605)	(3,514)	(266)
Total tax provision (benefit)	$(101)	$(1,172)	$2,258

A reconciliation of the provision (benefit) for income taxes, computed by applying the federal statutory rate to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Income (loss) tax provision computed at statutory federal income tax rates	$(49,888)	$3,429	$6,939
Partnership (earnings) losses	49,888	(3,429)	(6,939)
Corporate subsidiary earnings (loss) subject to federal tax	(36,712)	(2,917)	405
Impact of goodwill impairments	3,341	—	—
Valuation allowances	33,682	—	—
Income tax expense attributable to foreign earnings	92	1,592	1,749
State income taxes (net of federal benefit)	(619)	97	89
Nondeductible expenses	79	56	15
Other	36	—	—
Total tax provision (benefit)	$(101)	$(1,172)	$2,258

Income (loss) before income tax provision includes the following components:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Domestic	$(150,814)	$2,578	$9,883
International	4,083	7,508	9,942
Total	$(146,731)	$10,086	$19,825

We file U.S. federal, state, and foreign income tax returns on behalf of all of our consolidated subsidiaries. With few exceptions, we are not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2009. We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2012
United States – State and Local	2011
Non-U.S. jurisdictions	2009

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While we consider future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize all of our deferred tax assets. Significant components of our deferred tax assets and liabilities are as follows:

Deferred Tax Assets

	December 31,
	2015	2014
	(In Thousands)
Inventory reserve	$1,016	$—
Excess tax over book basis in long-lived assets	15,795	—
Accruals	680	1,132
Net operating losses	21,661	8,903
Bad debt reserve	443	374
Other	82	—
Total deferred tax assets	39,677	10,409
Valuation allowance	(36,325)	(2,217)
Net deferred tax assets	$3,352	$8,192

Deferred Tax Liabilities

	December 31,
	2015	2014
	(In Thousands)
Accruals	$2,889	$1,117
Excess book over tax basis in long-lived assets	—	7,416
All other	1,099	976
Total deferred tax liability	3,988	9,509
Net deferred tax liability	$636	$1,317

At December 31, 2015, we have approximately $22.0 million of federal, foreign, and state net operating loss carryforwards/carrybacks. In those foreign jurisdictions and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire from 2019 to 2035.

The increases in the valuation allowance during the years ended December 31, 2015, 2014, and 2013 were $34.1 million, $2.2 million, and $0 million, respectively. The change in the valuation allowance during 2015 primarily relates to deferred tax assets associated with losses generated in our U.S. corporate subsidiaries and certain foreign jurisdictions. We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.
In November 2015, the FASB issued ASU 2015-17. The update changes how deferred taxes are classified on the balance sheet, eliminating the existing requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. As permitted by ASU 2015-17, we elected to early adopt this guidance effective December 31, 2015. The impact of the retrospective adoption of this standard was not material to our consolidated financial statements.

ASC 740 provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2015 and 2014, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.

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
NOTE I — EQUITY-BASED COMPENSATION

2011 Long Term Incentive Plan

We have granted phantom unit and performance phantom unit awards to certain employees, officers, and directors of our general partner pursuant to the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan. Awards of phantom units generally vest over a three year period. Awards of performance phantom units cliff vest at the end of a performance period and are settled based on achievement of related performance measures over the performance period. Each of the phantom unit and performance phantom unit awards includes distribution equivalent rights that enable the recipient to receive additional units equal in value to the accumulated cash distributions made on the units subject to the award from the date of grant. Accumulated distributions associated with each underlying unit are payable upon settlement of the related phantom unit award (and are forfeited if the related award is forfeited). Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the award.

During the year ended December 31, 2015, we granted to certain officers and employees an aggregate of 180,136 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $20.35 per unit, or an aggregate market value of $3.9 million. During the year ended December 31, 2014, we granted to certain officers and employees 208,671 restricted common unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $22.89 per unit, or an aggregate market value of $4.8 million. During the year ended December 31, 2013, we granted to certain officers and employees 97,713 restricted common unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $20.29 per unit, or an aggregate market value of $2.0 million. The fair value of awards vesting during 2015, 2014, and 2013 was approximately $1.1 million, $1.3 million, and $1.3 million, respectively. The fair value of awards is amortized straight-line over the vesting period. Adjustments to the amortized expense related to performance phantom units may be recognized prior to vesting depending on the expected achievement of the performance target.

The following is a summary of unit activity for the year ended December 31, 2015:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2014	263	$21.89
Units granted(1)	261	21.39
Exercised/released	(50)	20.49
Cancelled/forfeited	(73)	22.24
Nonvested units outstanding at December 31, 2015	401	$21.77

(1)
The number of units granted shown above includes 161,254 performance-based phantom units, which represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 161,254.

Total estimated unrecognized equity-based compensation expense from unvested units as of December 31, 2015, was approximately $3.7 million and is expected to be recognized over a weighted average period of approximately 1.8 years. The amount recognized in 2015, 2014, and 2013 was approximately $2.2 million, $1.5 million, and $1.5 million, respectively, and included in selling, general, and administrative expense.

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

Foreign Currency Derivative Contracts

We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2015 and 2014, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

	December 31, 2015
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Mexican peso	$4,641	17.45	1/19/2016

	December 31, 2014
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Canadian dollar	$1,150	1.16	1/16/2015

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of December 31, 2015 and 2014, are as follows:

	Balance Sheet	Fair Value at	Fair Value at
Foreign currency derivative instruments	Location	December 31, 2015	December 31, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$—	—
Forward purchase contracts	Current liabilities	(14)	—
Total		$(14)	0

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the year ended December 31, 2015, 2014, and 2013, we recognized approximately $514,000 of net gains,$3,000 of net losses and $92,000 of net losses, respectively, associated with our foreign currency derivative program, and such amount is included in other expense, net in the accompanying consolidated statement of operations.

NOTE K — EARNINGS PER COMMON AND SUBORDINATED UNIT

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable full-year period. Our subordinated units met the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Effective August 18, 2014, all of the 6,273,970 subordinated units were automatically converted on a one-for-one basis into common units. Basic earnings per common and subordinated unit are determined by dividing net income (loss) allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our General Partner (including distributions to our General Partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period.

When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings, the amount of the distributions is deducted from net income and the excess of distributions over earnings is allocated between the General Partner, common and subordinated units based on how our partnership agreement allocates net losses.

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

	Year Ended December 31,
	2015		2014		2013
	Common Units	Subordinated Units	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	33,169,413	—	18,928,640	3,953,461	9,230,876	6,273,970
Unit awards outstanding	—	—	—	—	74,190	—
Average diluted units outstanding	33,169,413	—	18,928,640	3,953,461	9,305,066	6,273,970

Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units.  Unvested units are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit.  As of December 31, 2015, 2014, and 2013 approximately 29,372, 114,026, and 48,340 incremental units, respectively, were excluded from the calculation of diluted units because the impact was anti-dilutive.

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

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Revenues from external customers:
U.S.	$411,028	$228,044	$73,388
Latin America	36,843	40,372	34,556
Canada	4,282	6,860	5,549
Other	5,488	7,371	7,808
Total	$457,641	$282,647	$121,301
Identifiable assets:
U.S.	$920,851	$1,172,537	$176,638
Latin America	54,362	51,036	38,426
Canada	2,307	5,915	6,650
Other	2,930	4,173	3,395
Total identifiable assets	$980,450	$1,233,661	$225,109

NOTE N — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

In connection with the Offering of 7.25% Senior Notes described in Note E - Long-Term Debt and Other Borrowings, each of the following current domestic restricted subsidiaries (each a 100% owned subsidiary; together, the “Guarantor Subsidiaries”), have agreed to fully and unconditionally, on a joint and several senior unsecured basis, guarantee the obligations relating to the 7.25% Senior Notes:

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

Condensed Consolidating Balance Sheet
December 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$6	$95,246	$30,948	$—	$126,200
Property, plant, and equipment, net	—	674,743	24,537	—	699,280
Investments in subsidiaries	371,702	13,332	—	(385,034)	—
Intangible and other assets, net	8,379	145,263	1,328	—	154,970
Intercompany receivables	308,064	—	—	(308,064)	—
Total non-current assets	688,145	833,338	25,865	(693,098)	854,250
Total assets	$688,151	$928,584	$56,813	$(693,098)	$980,450

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$10,468	$45,238	$3,041	$—	$58,747
Amounts payable to affiliate	44	5,357	2,752	—	8,153
Long-term debt	345,481	235,000	—	—	580,481
Intercompany payables	—	271,231	36,833	(308,064)	—
Other long-term liabilities	—	56	855	—	911
Total liabilities	355,993	556,882	43,481	(308,064)	648,292
Total partners' capital	332,158	371,702	13,332	(385,034)	332,158
Total liabilities and partners' capital	$688,151	$928,584	$56,813	$(693,098)	$980,450

Condensed Consolidating Balance Sheet
December 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$28	$197,437	$34,201	$—	$231,666
Property, plant, and equipment, net	—	669,145	16,851	—	685,996
Investments in subsidiaries	562,290	17,303	—	(579,593)	—
Intangible and other assets, net	9,650	304,500	1,849	—	315,999
Intercompany receivables	335,151	—	—	(335,151)	—
Total non-current assets	907,091	990,948	18,700	(914,744)	1,001,995
Total assets	$907,119	$1,188,385	$52,901	$(914,744)	$1,233,661

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$11,634	$117,777	$4,560	$—	$133,971
Amounts payable to affiliate	44	987	5,449	—	6,480
Long-term debt	344,961	195,000	—	—	539,961
Intercompany payables	—	311,389	23,762	(335,151)	—
Other long-term liabilities	199	942	1,827	—	2,968
Total liabilities	356,838	626,095	35,598	(335,151)	683,380
Total partners' capital	550,281	562,290	17,303	(579,593)	550,281
Total liabilities and partners' capital	$907,119	$1,188,385	$52,901	$(914,744)	$1,233,661

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$435,954	$42,956	$(21,269)	$457,641
Cost of revenues (excluding depreciation and amortization expense)	—	280,479	31,450	(21,269)	290,660
Depreciation and amortization	—	78,185	3,653	—	81,838
Impairments of long-lived assets	—	11,797	—	—	11,797
Selling, general and administrative expense	2,314	39,113	2,052	—	43,479
Goodwill impairment	—	138,035	1,409	—	139,444
Interest expense, net	25,893	6,285	—	—	32,178
Other expense, net	1,253	1,667	2,056	—	4,976
Equity in net (income) loss of subsidiaries	117,170	(1,086)	—	(116,084)	—
Income (loss) before income tax provision	(146,630)	(118,521)	2,336	116,084	(146,731)
Provision (benefit) for income taxes	—	(1,351)	1,250	—	(101)
Net income (loss)	(146,630)	(117,170)	1,086	116,084	(146,630)
Other comprehensive income (loss)	(5,057)	(5,057)	(5,057)	10,114	(5,057)
Comprehensive income (loss)	$(151,687)	$(122,227)	$(3,971)	$126,198	$(151,687)

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$249,284	$49,172	$(15,809)	$282,647
Cost of revenues (excluding depreciation and amortization expense)	—	152,940	37,536	(15,809)	174,667
Depreciation and amortization	—	39,550	1,330	—	40,880
Impairments of long-lived assets	—	278	—	—	278
Selling, general and administrative expense	1,544	27,306	3,250	—	32,100
Interest expense, net	11,507	1,354	103	—	12,964
Other expense, net	502	7,477	3,693	—	11,672
Equity in net income of subsidiaries	(24,811)	(1,832)	—	26,643	—
Income before income tax provision	11,258	22,211	3,260	(26,643)	10,086
Provision (benefit) for income taxes	—	(2,600)	1,428	—	(1,172)
Net income	11,258	24,811	1,832	(26,643)	11,258
Other comprehensive income (loss)	(3,749)	(3,749)	(3,749)	7,498	(3,749)
Comprehensive income (loss)	$7,509	$21,062	$(1,917)	$(19,145)	$7,509

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2013
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$89,936	$42,223	$(10,858)	$121,301
Cost of revenues (excluding depreciation and amortization expense)	—	46,028	32,946	(10,858)	68,116
Depreciation and amortization	—	12,936	1,413	—	14,349
Impairments of long-lived assets	—	293	—	—	293
Selling, general and administrative expense	1,459	12,514	3,494	—	17,467
Interest expense, net	—	212	257	—	469
Other expense, net	—	193	589	—	782
Equity in net income of subsidiaries	(19,026)	(1,993)	—	21,019	—
Income before income tax provision	17,567	19,753	3,524	(21,019)	19,825
Provision for income taxes	—	727	1,531	—	2,258
Net income	17,567	19,026	1,993	(21,019)	17,567
Other comprehensive income (loss)	(591)	(591)	(591)	1,182	(591)
Comprehensive income	$16,976	$18,435	$1,402	$(19,837)	$16,976

Condensed Consolidating Statement of Cash Flows
December 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$84,351	$17,542	$—	$101,893
Investing activities:
Purchases of property, plant, and equipment, net	—	(76,553)	(18,719)	—	(95,272)
Acquisition of CSI	—	—	—	—	—
Intercompany investment activity	68,360	—		(68,360)	—
Advances and other investing activities		(69)	—		(69)
Net cash provided by (used in) investing activities	68,360	(76,622)	(18,719)	(68,360)	(95,341)
Financing activities:
Proceeds from long-term debt	—	63,000	—	—	63,000
Payments of long-term debt	—	(23,000)	—	—	(23,000)
Proceeds from issuance of partnership common units, net of underwriters' discount	—	—	—	—	—
Distributions	(68,360)	—	—	—	(68,360)
Payment of financing costs	—	—	—	—	—
Intercompany contribution (distribution)	—	(68,360)	—	68,360	—
Intercompany loan activity	—	—	—	—	—
Contribution from general partner	—	—	—	—	—
Net cash provided by (used in) financing activities	(68,360)	(28,360)	—	68,360	(28,360)
Effect of exchange rate changes on cash	—	—	(1,638)	—	(1,638)
Increase (decrease) in cash and cash equivalents	—	(20,631)	(2,815)	—	(23,446)
Cash and cash equivalents at beginning of period	—	23,343	10,723	—	34,066
Cash and cash equivalents at end of period	$—	$2,712	$7,908	$—	$10,620

Condensed Consolidating Statement of Cash Flows
December 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$14,688	$22,767	$7,364	$—	$44,819
Investing activities:
Purchases of property, plant, and equipment, net	—	(44,313)	(3,824)	—	(48,137)
Acquisition of CSI	—	(825,000)	—	—	(825,000)
Intercompany investment activity	(367,512)	(2,633)		370,145	—
Advances and other investing activities	—	(805)	—		(805)
Net cash provided by (used in) investing activities	(367,512)	(872,751)	(3,824)	370,145	(873,942)
Financing activities:
Proceeds from long-term debt	344,961	257,897	—	—	602,858
Payments of long-term debt	—	(93,584)	—	—	(93,584)
Proceeds from issuance of partnership common units, net of underwriters' discount	395,794	—	—	—	395,794
Distributions	(36,687)	—	—	—	(36,687)
Payment of financing costs	(9,649)	(12,837)		—	(22,486)
Intercompany contribution (distribution)	—	367,512	2,633	(370,145)	—
Intercompany loan activity	(350,000)	350,000	—	—	—
Contribution from general partner	8,405	—	—	—	8,405
Net cash provided by (used in) financing activities	352,824	868,988	2,633	(370,145)	854,300
Effect of exchange rate changes on cash	—	—	(588)	—	(588)
Increase (decrease) in cash and cash equivalents	—	19,004	5,585	—	24,589
Cash and cash equivalents at beginning of period	—	4,339	5,138	—	9,477
Cash and cash equivalents at end of period	$—	$23,343	$10,723	$—	$34,066

Condensed Consolidating Statement of Cash Flows
December 31, 2013
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$21,733	$7,402	$—	$29,135
Investing activities:
Purchases of property, plant, and equipment, net	—	(19,263)	(5,311)	—	(24,574)
Intercompany investment activity	26,969			(26,969)
Advances and other investing activities	—	—	—	—	—
Net cash provided by (used in) investing activities	26,969	(19,263)	(5,311)	(26,969)	(24,574)
Financing activities:
Proceeds from long-term debt	—	19,909	—	—	19,909
Distributions	(26,969)	—	—	—	(26,969)
Payment of financing costs	—	(916)		—	(916)
Intercompany contribution (distribution)	—	(26,969)	—	26,969	—
Intercompany loan activity	—	291	(291)	—	—
Net cash provided by (used in) financing activities	(26,969)	(7,685)	(291)	26,969	(7,976)
Effect of exchange rate changes on cash	—	—	(74)	—	(74)
Increase (decrease) in cash and cash equivalents	—	(5,215)	1,726	—	(3,489)
Cash and cash equivalents at beginning of period	—	9,554	3,412	—	12,966
Cash and cash equivalents at end of period	$—	$4,339	$5,138	$—	$9,477

NOTE O — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2015 and 2014 is as follows:

	Three Months Ended 2015
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$102,889	$126,465	$128,924	$99,363
Net income (loss)	1,808	1,163	1,619	(151,220)
Net income (loss) per common unit	$0.04	$0.02	$0.04	$(4.47)
Net income (loss) per diluted common unit	$0.04	$0.02	$0.04	$(4.47)

	Three Months Ended 2014
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$29,810	$32,108	$95,892	$124,837
Net income (loss)	4,619	4,879	(2,601)	4,361
Net income (loss) per common unit	$0.29	$0.31	$(0.10)	$0.12
Net income (loss) per diluted common unit	$0.29	$0.30	$(0.10)	$0.12

Results beginning with the three months ended September 30, 2014, reflect the impact of the August 4, 2014 acquisition of CSI. For further discussion, see Note D - Acquisition.
NOTE P — SUBSEQUENT EVENTS

On January 22, 2016, we declared a cash distribution attributable to the quarter ended December 31, 2015 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit on an annualized basis. This cash distribution was paid on February 15, 2016, to all common unitholders of record as of the close of business February 1, 2016.