Form 10-K/A
period 2015-12-31
CSI Compressco LP
filed 2016-03-11
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
THE NUMBER OF COMMON UNITS OUTSTANDING AS OF March 4, 2016 WAS 33,190,458 UNITS.
DOCUMENTS INCORPORATED BY REFERENCE- NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2015 of CSI Compressco LP (the “Partnership”) originally filed on March 7, 2016 (the “Original Filing”). The Partnership is filing this Amendment solely for the purpose of correcting errors in Exhibits 31.2 and 32.2, the Section 302 and Section 906 Certifications of Chief Financial Officer. In accordance with guidance provided by the Securities and Exchange Commission, the Partnership hereby includes the entire contents of the Original Filing, and is filing amended Exhibits 31.2 and 32.2, as well as updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2.

This Amendment is limited in scope to the certifications set forth above and does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment continues to speak as of the date of the filing of the Original Filing and the Company has not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.

(i)

(ii)

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

(iii)

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

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its general partner
Date:	March 11, 2016	By:	/s/Elijio V. Serrano
Elijio V. Serrano, Chief Financial Officer
(Principal Financial Officer)

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