Form 10-Q
period 2016-03-31
CSI Compressco LP
filed 2016-05-10
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [ X ]
As of May 10, 2016, there were 33,219,440 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Compression and related services	62,411	75,288
Aftermarket services	8,587	14,253
Equipment sales	10,694	13,348
Total revenues	81,692	102,889
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	31,805	36,978
Cost of aftermarket services	6,618	11,879
Cost of equipment sales	9,953	11,250
Total cost of revenues	48,376	60,107
Depreciation and amortization	18,452	19,988
Long-lived asset impairment	7,866	—
Selling, general, and administrative expense	10,230	11,249
Goodwill impairment	92,334	—
Interest expense, net	8,802	8,602
Other expense, net	288	543
Income (loss) before income tax provision	(104,656)	2,400
Provision for income taxes	693	592
Net income (loss)	$(105,349)	$1,808
General partner interest in net income (loss)	$(2,106)	$341
Common units interest in net income (loss)	$(103,243)	$1,467

Net income (loss) per common unit:
Basic and diluted	$(3.11)	$0.04
Weighted average common units outstanding:
Basic and diluted	33,190,174	33,144,701

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(105,349)	$1,808
Foreign currency translation adjustment	(804)	176
Comprehensive income (loss)	$(106,153)	$1,984

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,290	$10,620
Trade accounts receivable, net of allowances for doubtful accounts of $1,692 in 2016 and $1,973 in 2015	44,012	57,775
Inventories	43,274	49,771
Assets held for sale	730	772
Prepaid expenses and other current assets	7,028	7,262
Total current assets	105,334	126,200
Property, plant, and equipment:
Land and building	34,962	34,962
Compressors and equipment	836,509	829,877
Vehicles	12,416	12,404
Construction in progress	303	391
Total property, plant, and equipment	884,190	877,634
Less accumulated depreciation	(195,435)	(178,354)
Net property, plant, and equipment	688,755	699,280
Other assets:
Goodwill	—	92,402
Deferred tax asset	20	20
Intangible assets, net of accumulated amortization of $16,139 as of March 31, 2016 and $7,425 as of December 31, 2015	39,629	48,343
Other assets	362	382
Total other assets	40,011	141,147
Total assets	$834,100	$966,627
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$12,525	$12,969
Unearned income	14,718	19,074
Accrued liabilities and other	19,853	26,704
Amounts payable to affiliates	5,561	8,153
Total current liabilities	52,657	66,900
Other liabilities:
Long-term debt, net	566,485	566,658
Deferred tax liabilities	846	656
Other long-term liabilities	273	255
Total other liabilities	567,604	567,569
Commitments and contingencies
Partners' capital:
General partner interest	4,481	6,842
Common units (33,190,458 units issued and outstanding at March 31, 2016 and 33,186,155 units issued and outstanding at December 31, 2015)	218,555	333,709
Accumulated other comprehensive income (loss)	(9,197)	(8,393)
Total partners' capital	213,839	332,158
Total liabilities and partners' capital	$834,100	$966,627

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2015	$6,842	33,186	$333,709	$(8,393)	$332,158
Net income	(2,106)	—	(103,243)	—	(105,349)
Distributions ($0.3775 per unit)	(255)	—	(12,529)	—	(12,784)
Equity compensation	—	—	618	—	618
Vesting of Phantom Units	—	4	—	—	—
Other comprehensive income (loss)	—	—	—	(804)	(804)
Balance at March 31, 2016	$4,481	33,190	$218,555	$(9,197)	$213,839

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$(105,349)	$1,808
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	18,452	19,988
Impairment of long-lived assets	7,866	—
Impairment of goodwill	92,334	—
Provision for deferred income taxes	145	180
Equity compensation expense	636	477
Provision for doubtful accounts	119	—
Amortization of deferred financing costs	696	696
Other non-cash charges and credits	28	190
(Gain) loss on sale of property, plant, and equipment	(28)	(23)
Changes in operating assets and liabilities:
Accounts receivable	13,651	17,083
Inventories	571	(10,189)
Prepaid expenses and other current assets	(48)	(644)
Accounts payable and accrued expenses	(14,005)	3,096
Other	27	(181)
Net cash provided by operating activities	15,095	32,481
Investing activities:
Purchases of property, plant, and equipment, net	(1,353)	(37,158)
Advances and other investing activities	20	(66)
Net cash used in investing activities	(1,333)	(37,224)
Financing activities:
Proceeds from long-term debt	29,000	13,000
Payments of long-term debt	(30,000)	—
Distributions	(12,784)	(16,615)
Net cash used in financing activities	(13,784)	(3,615)
Effect of exchange rate changes on cash	(308)	(237)
Increase (decrease) in cash and cash equivalents	(330)	(8,595)
Cash and cash equivalents at beginning of period	10,620	34,066
Cash and cash equivalents at end of period	$10,290	$25,471
Supplemental cash flow information:
Interest paid	$14,435	$15,186
Income taxes paid	$56	$842

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
Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of March 31, 2016, and for the three month periods ended March 31, 2016 and 2015, include all normal recurring adjustments that are necessary to provide a fair statement of our results for the interim periods. Operating results for the period ended March 31, 2016 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2016.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2015, and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 7, 2016.

Throughout 2015 and continuing into early 2016, significant decreases in oil and natural gas commodity prices lowered the capital expenditure and operating plans of many of our customers, creating uncertainty regarding the expected demand for many of our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in current capital markets is more limited and costly. Accordingly, we have implemented and continue to implement cost reduction measures designed to lower our cost structure and improve our operating cash flows. These measures include headcount reductions and salary adjustments. We also continue to negotiate with our suppliers and service providers to reduce costs. We continue to critically review all capital expenditure activities and are deferring a significant portion of our growth capital expenditure plans until they may be justified by expected activity levels. We believe the steps taken have enhanced our operating cash flows and preserved our cash, and additional steps may be taken to continue to enhance our operating cash flows and preserve cash in the future. However, considering financial forecasts based on current market conditions as of May 10, 2016, it is reasonably possible that we will not be in compliance with one of our financial covenants of our revolving bank credit agreement (the "Credit Agreement") as of September 30, 2016. See Note B - Long-Term Debt and Other Borrowings for further discussion. We are currently in discussions with our lender to amend the Credit Agreement to, among other provisions, favorably adjust our financial covenants. However, there is no assurance that we will be successful in obtaining any favorable amendment to our Credit Agreement.

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

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation. These reclassifications include the presentation of deferred financing costs in accordance with the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-03 and ASU No. 2015-15 as further discussed below and the reclassification of the amortization of deferred financing costs from other expense, net to interest expense, net. Additionally, see Note B - Long-Term Debt and Other Borrowings for further discussion and presentation.

Beginning with the three month period ended March 31, 2016, Parts Sales revenues and Cost of Parts Sales revenues have been reclassified as part of Aftermarket Services revenues and Cost of Aftermarket Services revenues, respectively, instead of being included with Equipment Sales revenues and Cost of Equipment Sales revenues as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period's presentation. The amount of such reclassification for revenue is $4.5 million for the period ended March 31, 2016 and $4.8 million for the period ended March 31, 2015. The amount of such reclassification for cost of revenue is $3.4 million for the period ended March 31, 2016 and $3.7 million for the period ended March 31, 2015.

Cash Equivalents

We consider all highly liquid cash investments with maturities of three months or less when purchased to be cash equivalents.

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in other expense and totaled $(0.2) million and $(0.5) million during the three month periods ended March 31, 2016 and March 31, 2015, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in progress and are stated at the lower of cost or market value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas. Components of inventories as of March 31, 2016, and December 31, 2015, are as follows:

	March 31, 2016	December 31, 2015
	(In Thousands)
Parts and supplies	27,000	27,447
Work in progress	16,274	22,324
Total inventories	$43,274	$49,771

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three month periods ended March 31, 2016 and 2015, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations. As a result of our customers entering into compression service contracts, our revenues from rental contracts have decreased during the three months ended March 31, 2016 compared to the prior year period.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Rental revenue	$11,526	$45,536
Cost of rental revenue	$12,884	$24,440

Earnings Per Common Unit

The computations of earnings per common unit are based on the weighted average number of common units outstanding during the applicable period. Basic earnings per common unit are determined by dividing net income (loss) allocated to the common units after deducting the amount allocated to our General Partner (including any distributions to our General Partner on its incentive distribution rights), by the weighted average number of outstanding common units during the period.

When computing earnings per common unit when distributions are greater than earnings, the amount of the distribution is deducted from net income and the excess of distributions over earnings is allocated between the General Partner and common units based on how our partnership agreement allocates net losses.

When earnings are greater than distributions, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our General Partner based on actual distributions. When computing earnings per common unit, the amount of the assumed incentive distribution rights, if any, is deducted from net income and allocated to our General Partner for the period to which the calculation relates. The remaining amount of net income, after deducting the assumed incentive distribution rights, is allocated between the General Partner and common units based on how our Partnership Agreement allocates net earnings.

Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units. Unvested phantom units are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit. For the three months ended March 31, 2016 and March 31, 2015, all incremental unvested phantom units were excluded from the calculation of diluted units because the impact was anti-dilutive.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. The assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. Based on this qualitative assessment, we determined that, due to the decline in the price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital balance as of March 31, 2016, it was “more likely than not” that the fair value of our business was less than its carrying value as of March 31, 2016.

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

During 2015, and continuing into 2016, global oil and natural gas commodity prices, particularly crude oil, decreased significantly. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The accompanying decrease in the price of our common units during the last half of 2015 and early 2016 has also resulted in an overall reduction in our market capitalization. The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of a single share of that entity’s common stock. Therefore, once the fair value of the reporting units was determined, we also added a control premium to the calculations. This control premium is judgmental and is based on observed mergers and acquisitions in our industry.

As part of our annual internal business outlook that we performed during the fourth quarter of 2015, we considered changes in the global economic environment which affected our common unit price and market capitalization. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. Based on this qualitative assessment, we determined that due to the decrease in the market price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital as of December 31, 2015, it was “more likely than not” that the fair value of our business was less than its carrying value as of December 31, 2015. As a result of the goodwill assessment analysis described above, as of December 31, 2015, we recorded a partial impairment of $139.4 million of recorded goodwill.

Throughout 2015 and continuing into 2016, lower oil and natural gas commodity prices have resulted in a decreased demand for certain of our products and services. Specifically, demand for low-horsepower wellhead compression services and for sales of compressor equipment has decreased significantly and is expected to continue to be decreased for the foreseeable future. In addition, the price per common unit as of March 31, 2016 has decreased compared to December 31, 2015. Accordingly, the fair value, as reflected by our market capitalization and other indicators, was less than our carrying value as of March 31, 2016. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $0.0 million residual purchase price to be allocated to our goodwill. Based on this analysis, we concluded that an impairment all of our recorded goodwill was required. Accordingly, during the three month period ended March 31, 2016, $92.4 million was charged to Goodwill Impairment expense in the accompanying consolidated statement of operations. As of March 31, 2016, the carrying amount of goodwill is net of $233.5 million of accumulated impairment losses.

The changes in the carrying amount of goodwill are as follows:

	March 31, 2016	December 31, 2015
	(In Thousands)
Balance, beginning of period	$92,402	$233,548
Goodwill adjustments	(92,402)	(141,146)
Balance, end of period	$—	$92,402

Impairments of Long-Lived Assets

Impairments of long-lived assets, including identified intangible assets, are determined periodically, when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs.

During the first quarter of 2016, as a result of continuing decreased demand as a result of current market conditions, we recorded impairments of approximately $7.9 million associated with certain identified intangible assets. This amount was charged to Long-Lived Asset Impairment expense in the accompanying consolidated statement of operations.

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three month periods ended March 31, 2016 and 2015, is as follows:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Balance, beginning of period	$(8,393)	$(3,336)
Foreign currency translation adjustment	(804)	176
Balance, end of period	$(9,197)	$(3,160)

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

On April 19, 2016, we declared a cash distribution attributable to the quarter ended March 31, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit on an annualized basis. This cash distribution will be paid on May 13, 2016 to all common unitholders of record as of the close of business on April 29, 2016.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a Level 3 fair value measurement). Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our publicly tradable long-term 7.25% Senior Notes at March 31, 2016 were approximately $244.1 million (level 2 fair value measurement). As of December 31, 2015, the fair value of our 7.25% Senior Notes was approximately $259.9 million (a level 2 fair value measurement). These fair values compared to an aggregate principal amount of $350.0 million, as current rates on those dates were different from the stated interest rates on the 7.25% Senior Notes.
We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). A summary of these fair value measurements as of March 31, 2016 and December 31, 2015 is as follows:

		Fair Value Measurements Using
Description	Total as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	(69)	—	(69)	—
	$(69)

Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2015
(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	(14)	—	(14)	—
$(14)

During the first quarter of 2016, we recorded total impairment charges of approximately $100.2 million, reflecting the decreased fair value for certain assets. Assets that were partially impaired included certain of our intangible assets. The fair values used in these impairment calculations were estimated based on discounted estimated future cash flows, based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. A summary of these nonrecurring fair value measurements as of March 31, 2016, using the fair value hierarchy is as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Impairment Losses
Description	Total as of March 31, 2016
	(In Thousands)
Identified intangible assets	$20,600	—	—	$20,600	7,866
Goodwill	—	—	—	—	92,334
Total	$20,600	$—	$—	$20,600	$100,200

New Accounting Pronouncements

     In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.

Additionally in March 2016, the FASB issued ASU 2016-08,"Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" to clarify the guidance on principal versus agent considerations. This ASU does not change the effective date or adoption method under ASU 2014-09 which is noted above.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. The ASU provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The ASU is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The ASU requires entities that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability. This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, and is to be applied retrospectively. Early adoption is permitted. As a result of the retrospective adoption of this guidance during the quarter, deferred financing costs of $8.1 million and $8.4 million at March 31, 2016 and December 31, 2015, respectively, are netted against the carrying values of the 7.25% Senior Notes.
Additionally, in accordance with ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", issued in August 2015, we elected to present the deferred financing costs associated with its Credit Agreement of $5.1 million and $5.4 million at March 31, 2016 and December 31, 2015, respectively, as netted against the outstanding amount of the Credit Agreement.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”, which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. The ASU requires entities to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and is to be applied prospectively with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which was issued to increase comparability and transparency among different organizations. Organizations are required to recognize lease assets and lease liabilities in the balance sheet and disclose key information about the leasing arrangements and cash flows. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted, under a modified retrospective adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of the Simplification Initiative. The update addresses and simplifies several aspects of accounting for share-based payment transactions. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted, and is to be applied using either modified retrospective, retrospective, or prospective transition method based on which amendment is being applied. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2016	December 31, 2015
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $5.1 million as of March 31, 2016 and $5.4 million as of December 31, 2015)	August 4, 2019	$228,933	$229,555
7.25% Senior Notes (presented net of the unamortized discount of $4.4 million as of March 31, 2016 and $4.5 million as of December 31, 2015 and unamortized deferred financing costs of $8.1 million as of March 31, 2016 and $8.4 million as of December 31, 2015)	August 15, 2022	337,552	337,103
		566,485	566,658
Less current portion		—	—
Total long-term debt		$566,485	$566,658

As a result of the retrospective adoption of ASU 2015-03 during the three months ended March 31, 2016, deferred financing costs of $13.2 million and $13.8 million at March 31, 2016 and December 31, 2015, respectively, were reclassified out of long-term other assets and are netted against the carrying values of our bank Credit Agreement and 7.25% Senior Notes. In addition, $0.7 million and $0.8 million of expense for the amortization of deferred financing costs for the three month periods ended March 31, 2016 and 2015, respectively, were reclassified from Other Expense, net to Interest Expense, net in the accompanying consolidated statements of operations.

As of March 31, 2016, we had a balance outstanding under our Credit Agreement of $234.0 million, had $2.1 million letters of credit and performance bonds outstanding, leaving a net availability under the Credit Agreement of $163.9 million. Availability under the Credit Agreement is subject to compliance with the financial covenants and other provisions in the Credit Agreement that may limit our borrowings under the Credit Agreement. We are in compliance with all covenants and conditions of our debt agreements as of March 31, 2016. However, considering financial forecasts based on current market conditions as of May 10, 2016, it is reasonably possible that we will not be in compliance with one of our debt financial covenants of our Credit Agreement as of September 30, 2016. If any such non-compliance event occurs and is not remedied in a timely manner, a default will occur under the Credit Agreement. Any event of default, if not timely remedied, could result in a termination of all commitments of the lenders thereunder and an acceleration of all outstanding loans thereunder. Any such default could also result in a cross-default under our 7.25% Senior Notes. We are currently in discussions with our lender to amend the Credit Agreement to, among other provisions, favorably adjust our debt financial covenants. However, there is no assurance that we will be successful in obtaining any favorable amendment to our Credit Agreement.

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

Foreign Currency Derivative Contracts

As of March 31, 2016, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Mexican peso	$2,011	17.90	4/18/2016

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of March 31, 2016 and December 31, 2015, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	March 31, 2016	December 31, 2015
		(In Thousands)
Forward purchase contracts	Current assets	$—	$—
Forward purchase contracts	Current liabilities	(69)	$(14)
Net asset		$(69)	$(14)

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month periods ended March 31, 2016 and March 31, 2015, we recognized approximately $0.1 million and $0.2 million, respectively, of net gains associated with our foreign currency derivative program, and such amounts are included in other expense, net, in the accompanying consolidated statement of operations.

NOTE D – RELATED PARTY TRANSACTIONS

Omnibus Agreement

     Under the terms of the Omnibus Agreement entered into on June 20, 2011, and later amended June 20, 2014 (the "Omnibus Agreement"), our General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimburse our General Partner and TETRA for services they provide to us. The Omnibus Agreement will terminate on the earlier of (i) a change of control of the General Partner or TETRA, or (ii) upon any party providing at least 180 days prior written notice of termination.

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

TETRA and General Partner Ownership

As of March 31, 2016, TETRA's ownership interest in us was approximately 44%, with the common units held by the public representing an approximate 56% interest in us. TETRA's ownership is through various wholly owned subsidiaries and consists of approximately 42% of the limited partner interests plus the approximately 2% general partner interest, through which it holds incentive distribution rights.

NOTE E – INCOME TAXES

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

Despite the significant pre-tax loss for the three months period ended March 31, 2016, we recorded a provision for income tax. Our effective tax rate for the three months period ended March 31, 2016 was negative 0.7% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments during the three months period ended March 31, 2016. Our consolidated provision for income taxes during the first quarter of 2015 and 2016 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margins taxes.

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

NOTE G – SEGMENTS

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

NOTE H — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

Condensed Consolidating Balance Sheet
March 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$176	$75,308	$29,850	$—	$105,334
Property, plant, and equipment, net	—	662,674	26,081	—	688,755
Investments in subsidiaries	259,881	13,777	—	(273,658)	—
Intangible and other assets, net	—	39,610	401	—	40,011
Intercompany receivables	296,139	—	—	(296,139)	—
Total non-current assets	556,020	716,061	26,482	(569,797)	728,766
Total assets	$556,196	$791,369	$56,332	$(569,797)	$834,100

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$4,310	$37,154	$5,632	$—	$47,096
Amounts payable to affiliates	301	2,567	2,693	—	5,561
Long-term debt	337,552	228,933	—	—	566,485
Intercompany payables		262,753	33,386	(296,139)	—
Other long-term liabilities	194	81	844	—	1,119
Total liabilities	342,357	531,488	42,555	(296,139)	620,261
Total partners' capital	213,839	259,881	13,777	(273,658)	213,839
Total liabilities and partners' capital	$556,196	$791,369	$56,332	$(569,797)	$834,100

Condensed Consolidating Balance Sheet
December 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$6	$95,246	$30,948	$—	$126,200
Property, plant, and equipment, net	—	674,743	24,537	—	699,280
Investments in subsidiaries	371,702	13,332	—	(385,034)	—
Intangible and other assets, net	1	139,818	1,328	—	141,147
Intercompany receivables	308,064	—	—	(308,064)	—
Total non-current assets	679,767	827,893	25,865	(693,098)	840,427
Total assets	$679,773	$923,139	$56,813	$(693,098)	$966,627

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$10,468	$45,238	$3,041	$—	$58,747
Amounts payable to affiliates	44	5,357	2,752	—	8,153
Long-term debt	337,103	229,555	—	—	566,658
Intercompany payables	—	271,231	36,833	(308,064)	—
Other long-term liabilities	—	56	855	—	911
Total liabilities	347,615	551,437	43,481	(308,064)	634,469
Total partners' capital	332,158	371,702	13,332	(385,034)	332,158
Total liabilities and partners' capital	$679,773	$923,139	$56,813	$(693,098)	$966,627

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended March 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$75,095	$11,210	$(4,613)	$81,692
Cost of revenues (excluding depreciation and amortization expense)	—	45,313	7,676	(4,613)	48,376
Selling, general and administrative expense	636	9,172	422	—	10,230
Depreciation and amortization	—	17,743	709	—	18,452
Long-live asset impairment	—	7,797	69	—	7,866
Goodwill impairment	—	91,575	759	—	92,334
Interest expense, net	6,480	2,322	—	—	8,802
Other expense, net	—	66	222	—	288
Equity in net income of subsidiaries	98,233	(1,249)	—	(96,984)	—
Income before income tax provision	(105,349)	(97,644)	1,353	96,984	(104,656)
Provision (benefit) for income taxes	—	589	104	—	693
Net income (loss)	(105,349)	(98,233)	1,249	96,984	(105,349)
Other comprehensive income (loss)	(804)	(804)	(804)	1,608	(804)
Comprehensive income (loss)	$(106,153)	$(99,037)	$445	$98,592	$(106,153)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended March 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$136,701	$10,668	$(44,480)	$102,889
Cost of revenues (excluding depreciation and amortization expense)	—	96,594	7,993	(44,480)	60,107
Selling, general and administrative expense	477	10,242	530	—	11,249
Depreciation and amortization	—	18,619	1,369	—	19,988
Interest expense, net	6,769	1,833	—	—	8,602
Other expense, net	—	24	519	—	543
Equity in net income of subsidiaries	(9,054)	(63)	—	9,117	—
Income (loss) before income tax provision	1,808	9,452	257	(9,117)	2,400
Provision (benefit) for income taxes	—	398	194	—	592
Net income (loss)	1,808	9,054	63	(9,117)	1,808
Other comprehensive income (loss)	176	176	176	(352)	176
Comprehensive income (loss)	$1,984	$9,230	$239	$(9,469)	$1,984

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$14,201	$894	$—	$15,095
Investing activities:
Purchases of property, plant, and equipment, net	—	1,048	(2,401)	—	(1,353)
Intercompany investment activity	12,784	—	—	(12,784)	—
Advances and other investing activities	—	20	—	—	20
Net cash provided by (used in) investing activities	12,784	1,068	(2,401)	(12,784)	(1,333)
Financing activities:
Proceeds from long-term debt	—	29,000	—	—	29,000
Payments of long-term debt	—	(30,000)	—	—	(30,000)
Distributions	(12,784)	—	—	—	(12,784)
Intercompany contribution (distribution)	—	(12,784)	—	12,784	—
Net cash provided by (used in) financing activities	(12,784)	(13,784)	—	12,784	(13,784)
Effect of exchange rate changes on cash	—	—	(308)	—	(308)
Increase (decrease) in cash and cash equivalents	—	1,485	(1,815)	—	(330)
Cash and cash equivalents at beginning of period	—	2,711	7,909	—	10,620
Cash and cash equivalents at end of period	$—	$4,196	$6,094	$—	$10,290

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$30,181	$2,300	$—	$32,481
Investing activities:
Purchases of property, plant, and equipment, net	—	(34,879)	(2,279)	—	(37,158)
Intercompany investment activity	16,615	—	—	(16,615)	—
Advances and other investing activities	—	(66)	—	—	(66)
Net cash provided by (used in) investing activities	16,615	(34,945)	(2,279)	(16,615)	(37,224)
Financing activities:
Proceeds from long-term debt	—	13,000	—	—	13,000
Distributions	(16,615)	—	—	—	(16,615)
Intercompany contribution (distribution)	—	(16,615)	—	16,615	—
Net cash provided by (used in) financing activities	(16,615)	(3,615)	—	16,615	(3,615)
Effect of exchange rate changes on cash	—	—	(237)	—	(237)
Increase (decrease) in cash and cash equivalents	—	(8,379)	(216)	—	(8,595)
Cash and cash equivalents at beginning of period	—	23,343	10,723	—	34,066
Cash and cash equivalents at end of period	$—	$14,964	$10,507	$—	$25,471

NOTE I – SUBSEQUENT EVENTS

On April 19, 2016, we declared a cash distribution attributable to the quarter ended March 31, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. This cash distribution is to be paid on May 13, 2016 to all common unitholders of record as of the close of business on April 29, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 7, 2016. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

Due to decreased oil and natural gas prices during 2015 and continuing into early 2016, there has been a reduction in demand for our below-100 horsepower (HP) production enhancement compression services, including in liquids-rich resource plays and vapor recovery applications. Demand for high-horsepower and medium-horsepower compression services has also been impacted by current oil and natural gas pricing, but to a lesser extent. In addition, current low oil and natural gas prices have also adversely impacted demand for sales of our new compressor packages. We expect that oil and gas exploration spending and activity levels will continue to be decreased during the early part of 2016. Although our compressor fleet horsepower utilization rate has decreased throughout 2015 and into early 2016, we feel the diversity of our compressor package fleet and the existing levels of natural gas production will support the current demand levels for our compressor packages and services, despite current prices for oil and natural gas. In addition, much of our current equipment sales fabrication backlog is associated with customer projects supporting gas gathering, midstream, and processing. Our fabrication backlog associated with new equipment sales decreased significantly throughout 2015 and has decreased further during early 2016, to $26.4 million as of March 31, 2016 compared to $33.6 million as of December 31, 2015. Demand for our products and services are expected to continue to be decreased for the foreseeable future and, as a result, our future revenues and operating cash flows are expected to be adversely impacted.
Our total HP offering exceeded 1,130,000 as of March 31, 2016, and the diversity of our compression services fleet allows us to utilize a wide range of compressor packages (from 20 HP to 2,370 HP) to provide compression services to customers. Our over-800 HP compressor fleet packages have performed at a higher utilization rate than our below-100 HP and our 101-800 HP compressor fleet packages in the current economic environment.
The continued growth of our operations is dependent upon our capital expenditure program. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2016 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. As a result of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash to fund our liquidity needs. Capital expenditures, net of disposals and proceeds, during the first three months of 2016 totaled $1.4 million. We have adjusted our expected capital expenditures and anticipate that our total cash capital expenditures during all of 2016 will range from approximately $20.0 million to $25.0 million including approximately $10.0 million to $12.0 million of maintenance capital expenditures. Our growth capital expenditures continue to be focused on opportunities with our larger HP compression services fleet. We plan to fund our capital expenditure needs through operating cash flows, borrowings under our Credit Agreement, and potentially other sources, if necessary. The deferral of capital projects could affect our ability to compete in the future.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three months ended March 31, 2016, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before non-cash charges for impairments and non-cash costs of compressors sold, and excluding equity compensation, acquisition costs and severance. This definition conforms closely to the definition used in the financial covenant provisions in our Credit Agreement. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Net income (loss)	$(105,349)	$1,808
Provision (benefit) for income taxes	693	592
Depreciation and amortization	18,452	19,988
Impairments of long-lived assets	7,866	—
Goodwill Impairment	92,334	—
Interest expense, net	8,802	8,602
Equity compensation	636	477
Acquisition costs	—	208
Severance	243	199
Non-cash cost of compressors sold	1,765	206
Adjusted EBITDA	$25,442	$32,080

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Cash flow from operating activities	$15,095	$32,481
Changes in current assets and current liabilities	(196)	(9,165)
Deferred income taxes	(145)	(180)
Other non-cash charges	(815)	(863)
Interest expense, net	8,802	8,602
Provision (benefit) for income taxes	693	592
Acquisition costs	—	208
Severance	243	199
Non-cash cost of compressors sold	1,765	206
Adjusted EBITDA	$25,442	$32,080

Free Cash Flow. We define Free Cash Flow as cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peer group of companies.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Cash from operations	$15,095	$32,481
Capital expenditures, net of sales proceeds	(1,353)	(37,158)
Free cash flow	$13,742	$(4,677)

Adjusted EBITDA and free cash flow should not be considered an alternative to net income, operating income, cash flows from operating activities, or any other measure of financial performance presented in accordance with U.S. generally accepted accounting principles ("GAAP"). These measures may not be comparable to similarly titled financial metrics of other entities, as other entities may not calculate Adjusted EBITDA or Free Cash Flow in the same manner as we do. Management compensates for the limitations of Adjusted EBITDA and Free Cash Flow as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. Adjusted EBITDA and Free Cash Flow should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

Horsepower Utilization Rate of our Compressor Packages. We measure the horsepower utilization rate of our fleet of compressor packages as the amount of horsepower of compressor packages used to provide services as of a particular date, divided by the amount of horsepower of compressor packages in our services fleet as of such date. Management primarily uses this metric to determine our future need for additional compressor packages and to measure marketing effectiveness.

The following table sets forth our total horsepower in our compression services fleet, our total horsepower in service, and our horsepower utilization rate as of the dates shown.

	March 31,
	2016	2015
Horsepower
Total horsepower in fleet	1,130,674	1,121,799
Total horsepower in service	872,873	968,978
Total horsepower utilization rate	77.2%	86.4%
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
Manufacturing and Backlog. Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of March 31, 2016, our fabrication backlog was approximately $26.4 million, of which all is expected to be recognized through the year ended December 31, 2016, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2015, except as described below. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the useful life of long-lived assets, the collectability of accounts receivable, and the allocation of acquisition purchase price. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of a large portion of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets, including identified intangible assets, periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Intangible assets recognized as part of the August 2014, acquisition of our Compressor Systems, Inc. subsidiary include trademark/tradename, customer relationships, and other intangible assets that are supported primarily by the estimated future cash flows of our operations. During the quarter ended March 31, 2016, we recorded $7.9 million of impairments of long-lived assets, including certain identified intangible assets. Additional impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production or pricing.

Impairment of Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. Our assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. When the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test being performed. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill, and the recorded amount is written down to the hypothetical amount, if lower. Our estimates of our fair value, if required, are based on a combination of an income approach and a market approach. These estimates are imprecise and subject to our estimates of the future cash flows of our business and our judgment as to how these estimated cash flows translate into our business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. If we overestimate the fair value of our business, the balance of our goodwill asset may be overstated. Alternatively, if our estimated fair values are understated, an impairment might be recognized unnecessarily or in excess of the appropriate amount.

Based on this qualitative assessment, we determined that due to the decrease in the market price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital as of December 31, 2015, it was “more likely than not” that the fair value of our business was less than its carrying value as of December 31, 2015. As a result of the goodwill assessment analysis described above, as of December 31, 2015, we recorded a partial impairment of $139.4 million of recorded goodwill, and the remaining amount of goodwill was $92.4 million. During the first three months of 2016, global oil and natural gas commodity prices continued to be lower than in the prior year period. These decreases in commodity prices have had, and are expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects demand for a portion of our products and services. As of March 31, 2016, our stock price had decreased approximately 46.3% compared to December 31, 2015, resulting in an overall reduction in our market capitalization. Our market capitalization as of March 31, 2016 was also less than the recorded net book value, and uncertain market conditions resulting from current oil and natural gas prices continue. As a result, we concluded that it was "more likely than not" that the fair value of our business was less than its carrying value as of March 31, 2016. We have updated our internal business outlook to consider the current global economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that a full impairment of the remaining $92.4 million of goodwill was appropriate as of March 31, 2016.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three Months Ended March 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In Thousands)
Revenues:
Compression and related services	62,411	75,288	(12,877)	76.4%	73.2%	(17.1)%
Aftermarket services	8,587	14,253	(5,666)	10.5%	13.9%	(39.8)%
Equipment sales	10,694	13,348	(2,654)	13.1%	13.0%	(19.9)%
Total revenues	81,692	102,889	(21,197)	100.0%	100.0%	(20.6)%
Cost of revenues:
Cost of compression and related services	31,805	36,978	(5,173)	38.9%	35.9%	(14.0)%
Cost of aftermarket services	6,618	11,879	(5,261)	8.1%	11.5%	(44.3)%
Cost of equipment sales	9,953	11,250	(1,297)	12.2%	10.9%	(11.5)%
Total cost of revenues	48,376	60,107	(11,731)	59.2%	58.4%	(19.5)%
Depreciation and amortization	18,452	19,988	(1,536)	22.6%	19.4%	(7.7)%
Long-lived asset impairment	7,866	—	7,866	9.6%	—%	100.0%
Selling, general and administrative expense	10,230	11,249	(1,019)	12.5%	10.9%	(9.1)%
Goodwill impairment	92,334	—	92,334	113.0%	—%	100.0%
Interest expense, net	8,802	8,602	200	10.8%	8.4%	2.3%
Other expense, net	288	543	(255)	0.4%	0.5%	(47.0)%
Income (loss) before income taxes	(104,656)	2,400	(107,056)	(128.1)%	2.3%	(4,460.7)%
Provision (benefit) for income taxes	693	592	101	0.8%	0.6%	17.1%
Net income (loss)	$(105,349)	$1,808	$(107,157)	(129.0)%	1.8%	(5,926.8)%

Revenues

Compression and related services revenues decreased by $12.9 million compared to the corresponding prior year period primarily due to the decreases in the utilization of the below -100 horsepower services fleet. Decreases in oil and natural gas prices compared to the corresponding prior year period have adversely impacted the demand for below-100 horsepower production enhancement compression and related services applications, including for liquids-rich resource plays and vapor recovery applications. In addition, the continued downturn in commodity prices since the prior year period has resulted in the reduction of customer capital expenditure budgets, which has affected our medium-horsepower (101-800 HP) and high- horsepower (over 800 HP) compression and related services applications, which include natural gas gathering and transmission applications. These reductions in customer capital expenditure budgets have also translated to less demand for aftermarket services as well, thus contributing to a $5.7 million decrease in revenues compared to the prior year period. In response to decreased demand as a result of current oil and natural gas prices, we have significantly reduced our growth capital expenditure plans for 2016.

In addition to the decrease in consolidated compression and related services and aftermarket services revenues, there was a decrease of approximately $2.7 million in revenues from the sales of equipment during the current year period, compared to the corresponding prior year period. This decrease is primarily due to a lower number of customer projects compared to prior year period, particularly larger dollar amount projects. The level of revenues from equipment sales is volatile and typically difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable. As reflected by the decreased level of new equipment sales fabrication backlog as of March 31, 2016, we expect future new equipment sales revenues to decrease compared to corresponding prior year periods.

Cost of revenues

The overall decrease in the cost of revenue, compared to the prior year period was primarily due to the decreases in related overall revenues that each of our product and service lines experienced as a result of the overall market decline compared to the corresponding prior period, and due to the impact of cost reduction efforts. Despite the market decline, the margin decline in our compression and related services was less significant as the cost of compression and related services as a percentage of compression and related services revenues was 51.0% during the current year period, compared to 49.1% from the corresponding prior year period. Additionally, costs of aftermarket services as a percentage of revenues decreased in the current period compared to the prior year period.

Despite cost reduction efforts, the costs of equipment sales as a percentage of revenues increased due to the absorption of additional period costs per sales unit for the current year period compared to the corresponding prior year period, as the number of units sales have declined.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased approximately $1.5 million compared to the prior year period primarily as a result of a decrease in the amortization expense. The amortization expense decrease is from certain impairment charges incurred during the fourth quarter of 2015.

Long-lived asset impairments

During the first quarter of 2016, we recorded total long-lived asset impairment charges of $7.9 million reflecting the decreased fair value for certain intangible assets as a result of decreased expected future cash flows to support their carrying value.

Selling, general and administrative expense

Selling, general and administrative expenses have decreased during the current year period compared to the corresponding prior year period. This decrease is largely due to employee expenses, including salaries, incentives, benefits, and other employee related expenses, decreasing by approximately $2.2 million as a result of salary and headcount reduction efforts. These decreases were partially offset by $0.3 million of increased professional fees. In addition, allocated costs from TETRA pursuant to our Omnibus Agreement increased approximately $0.6 million. Selling, general and administrative expense as a percentage of revenues increased compared to the corresponding prior year period, reflecting the decrease in revenues compared to the corresponding prior year period.

Goodwill impairment

The continued decrease in demand along with the approximately 46.3% decrease in our common unit price as of March 31, 2016 compared to December 31, 2015, has caused a reduction in our overall fair value since December 31, 2015. When such triggering events have occurred, Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20 "Goodwill" requires that a test of goodwill impairment be performed consistent with the annual testing requirement that is required at year-end. As part of the test of goodwill impairment at quarter end, we have estimated our fair value, and have determined, based on this estimated value, that impairment of our goodwill was necessary, primarily due to the market factors discussed above. Accordingly, during the first quarter of 2016, we recorded a full impairment charge associated with our remaining goodwill.

Interest expense

Interest expense increased compared to the corresponding prior year period due to increased borrowings under the Credit Agreement. As of March 31, 2016, our total net outstanding borrowing under our Credit Agreement was $228.9 million. Interest expense is expected to continue to be increased compared to prior year periods as a result of the borrowings associated with the financing of capital expenditures.

Other expense, net

Other expense, net, was $0.3 million during the current year quarter compared to $0.5 million of expense during the corresponding prior year quarter, primarily due to foreign currency translation expense.

Provision for income taxes

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

Despite the significant pre-tax loss for the three months period ended March 31, 2016, we recorded a provision for income tax. Our effective tax rate for the three months period ended March 31, 2016 was negative 0.7% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments during the three months period ended March 31, 2016. Our consolidated provision for income taxes during the first quarter of 2015 and 2016 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margins taxes.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and operating leases, which we believe will be sufficient to meet our working capital requirements during 2016. Increasingly competitive market environments, along with the continued low oil and natural gas prices, have resulted in additional challenges in each of our domestic and international business regions. Future levels of revenues and operating cash flows will continue to be negatively affected by the decreased demand for certain of our products and services during the ongoing period of low oil and natural gas prices. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating and financial measures.

Our cash flows from operating activities decreased for the three months ended March 31, 2016 when compared to the corresponding prior year period by $17.4 million, primarily as a result of decreased earnings and the timing of accounts payable and other operating disbursements. Cash flows used in investing activities for the three months ended March 31, 2016 decreased $35.9 million when compared to the same period in 2015, reflecting the decision to defer service fleet expansion and other capital expenditures. Cash flows used by financing activities were $13.8 million for the three months ended March 31, 2016 compared to $3.6 million in the prior year period, primarily as a result of decreased net borrowings under our Credit Agreement. A summary of our sources and uses of cash during the three month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Operating activities	$15,095	$32,481
Investing activities	(1,333)	(37,224)
Financing activities	(13,784)	(3,615)

We are in compliance with all covenants and conditions of our Credit Agreement as of March 31, 2016. However, considering financial forecasts based on current market conditions as of May 10, 2016, it is reasonably possible that we will not be in compliance with one of our financial covenants of our Credit Agreement as of September 30, 2016. If any such non-compliance event occurs and is not remedied in a timely manner, a default will occur under the Credit Agreement. Any event of default, if not timely remedied, could result in a termination of all commitments of the lenders thereunder and an acceleration of all outstanding loans thereunder. Any such default could also result in a cross-default under our 7.25% Senior Notes. We are currently in discussions with our lender to amend the Credit Agreement to, among other provisions, favorably adjust these financial covenants. However, there is no assurance that we will be successful in obtaining any favorable amendment to our Credit Agreement. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our operations, available funds under our Credit Agreement, and funds received from the issuance of additional debt and equity securities. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Continued growth in our operations, both internationally and in the U.S, will require ongoing significant capital expenditure investment. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2016 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. We have adjusted our expected capital expenditures and anticipate that our total capital expenditures during 2016 will range from $20.0 million to $25.0 million, including $10.0 million to $12.0 million of maintenance capital expenditures. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future.

Our capital expenditure program consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compression services fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to increase their capabilities. Expansion capital expenditures generally result in our ability to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor package fleet or support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity and include the maintenance of existing assets and the replacement of obsolete assets. Routine repair and maintenance is charged to expense as incurred.

On April 19, 2016, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. This quarterly cash distribution is to be paid on May 13, 2016 to all common unitholders of record as of the close of business on April 29, 2016.

Cash Flows

Operating Activities

Net cash from operating activities decreased by $17.4 million during the three month period ended March 31, 2016 to $15.1 million compared to $32.5 million for the corresponding prior year period. Cash provided from operating activities decreased during the three months of 2016 as a result of the decreased earnings and the timing of operating disbursements. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compression packages. As reflected by the decreased demand for compression and related services and the decreased level of new equipment sales fabrication backlog as of March 31, 2016, we expect revenues to continue to be decreased compared to prior periods.

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

Investing Activities

Capital expenditures during the three month period ended March 31, 2016 decreased by $35.8 million compared to the corresponding prior year period, reflecting the deferral of a significant amount of fleet expansion and other capital expenditure projects in light of current demand levels. Total capital expenditures, net of disposals and proceeds, during the current year period of $1.4 million include $2.3 million of maintenance capital expenditures and are net of $1.8 million of non-cash cost of compression units sold. Our growth capital programs for 2016 are focused on increasing our fleet to meet customer needs, and we currently plan to spend between $20.0 million to $25.0 million on capital expenditures during all of 2016 including approximately $10.0 million to $12.0 million of estimated maintenance capital expenditures. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2016 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our unitholders of record on the applicable record date and to our General Partner. During the three month period ended March 31, 2016, we distributed approximately $12.8 million to our common unitholders and General Partner. This distribution equated to $0.3775 per common unit which represents a decrease of $0.1250 per common unit compared to the previous quarterly distribution. On April 19, 2016, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. This cash distribution is to be paid on May 13, 2016 to all common unitholders of record as of the close of business on April 29, 2016.

Bank Credit Facilities

Under our Credit Agreement, we and our CSI Compressco Sub, Inc. subsidiary are named as the borrowers and all obligations under our Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). Our Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The amount of borrowings under the Credit Agreement is subject to certain limitations, including borrowing limitations as a result of financial covenants. As of May 9, 2016, we have a balance outstanding under our Credit Agreement of $241.0 million, and $2.1 million letters of credit and performance bonds outstanding, leaving availability under the Credit Agreement of $156.9 million. Availability under the Credit Agreement is subject to compliance with the financial covenants and other provisions in the Credit Agreement that may limit borrowings under the Credit Agreement.

Our Credit Agreement is available to provide our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as we are not in default, our Credit Agreement can also be used to fund our quarterly distributions at the option of the board of directors of our General Partner (provided, that after giving effect to such distributions, we will be in compliance with the financial covenants). Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. Our Credit Agreement matures in August 2019.

Borrowings under our Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 1.00% per annum. LIBOR based loans will have an applicable margin that will range between 1.75% and 2.50% per annum and base rate loans will have an applicable margin that will range between 0.75% and 1.50% per annum, each based on our consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under our Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on our consolidated total leverage ratio. We are required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

Our Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of 5.25 to 1.0 (with step downs to 5.0 to 1.0 beginning September 30, 2016), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA ) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. At March 31, 2016, our consolidated total leverage ratio was 4.80 to 1 and our interest coverage ratio was 3.78 to 1. In addition, our Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. Our Credit Agreement provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility.

We are in compliance with all covenants and conditions of our Credit Agreement as of March 31, 2016. Our continuing ability to comply with our financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants. Given the expected decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions, deferral of wage increases, wage reductions, and other efforts to reduce costs and generate cash in anticipation of the reduced demand for our products and services. We believe the steps taken have enhanced our operating cash flows and preserved our cash, and additional steps may be taken to continue to enhance our operating cash flows and preserve cash in the future. However, considering financial forecasts based on current market conditions as of May 10, 2016, it is reasonably possible that we will not be in compliance with one of our debt financial covenants of our Credit Agreement as of September 30, 2016. If any such non-compliance event occurs and is not remedied in a timely manner, a default will occur under the Credit Agreement. Any event of default, if not timely remedied, could result in a termination of all commitments of the lenders thereunder and an acceleration of all outstanding loans thereunder. Any such default could also result in a cross-default under our 7.25% Senior Notes. We are currently in discussions with our lender to amend the Credit Agreement to, among other provisions, favorably adjust our financial covenants. However, there is no assurance that we will be successful in obtaining any favorable amendment to our Credit Agreement.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the Indenture as of March 31, 2016.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first three months of 2016, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

For additional information about our contractual obligations as of December 31, 2015, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual Report on Form 10-K for the year ended December 31, 2015.

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

Such forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable but such forward-looking statements are subject to numerous risks, and uncertainties, including, but not limited to:

•	economic and operating conditions that are outside of our control, including the supply, demand, and prices of crude oil and natural gas;

•	the levels of competition we encounter;

•	the activity levels of our customers;

•	the availability of adequate sources of capital to us;

•	our ability to comply with contractual obligations, including those under our financing arrangements;

•	our operational performance;

•	risks related to acquisitions and our growth strategy;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to our foreign operations;

•	the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies;

•
risks associated with a material weakness in our internal control over financial reporting and the consequences we may encounter if we are unable to remediate the material weakness in our internal control over financial reporting or if we identify other material weaknesses in the future;

•	information technology risks including the risk from cyberattack, and

•
other risks and uncertainties under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 7, 2016. We depend on domestic and international demand for and production of natural gas and oil and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and cash available for distribution to our common unitholders to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

Through March 31, 2016, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our Form 10-K for the year ended December 31, 2015.

Exchange Rate Risk

As of March 31, 2016, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that, except with respect to the event described below, our disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this quarterly report.

On August 4, 2014 we completed the acquisition of our Compressor Systems, Inc. subsidiary ("CSI"). During the year ended December 31, 2015, we implemented controls and procedures related to the CSI business as part of our integration of CSI into our internal control over financial reporting processes. As reported in our Annual Report on Form 10-K filed with the SEC on March 7, 2016, we identified a material weakness with regard to our internal control over financial reporting related to our aftermarket services and parts sales revenues associated with our CSI business. Remediation action plans have been identified with regard to the controls over aftermarket services and parts sales and are in the process of being implemented across all operating regions. The effectiveness of these internal controls that are being implemented will be tested throughout the year.

Other than the changes described above in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

 There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Annual Report on Form 10-K filed with SEC on March 7, 2016, except for the following:

Deterioration of our financial ratios could result in covenant defaults under our Credit Agreement and result in decreased credit availability.

As of March 31, 2016, our outstanding borrowings under our Credit Agreement were approximately $234.0 million. In addition, we have $350 million in aggregate principal amount of our 7.25% Senior Notes outstanding. We depend on the earnings and cash flow generated by our operations to meet our debt service obligations. Payment of our debt service obligations reduces cash available for distribution to our common unitholders. The operating and financial restrictions and covenants applicable to our Credit Agreement and the 7.25% Senior Notes restrict our ability to take certain actions. Violations of these restrictions and covenants may result in a breach of, or our inability to borrow under, our Credit Agreement, including to fund distributions (if we elected to do so).

Our Credit Agreement contains covenants requiring us to maintain (i) a consolidated interest coverage ratio (ratio of consolidated EBITDA to consolidated interest charges) of not less than 3.0 to 1.0; (ii) a consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBTIDA) of not more than 5.25 to 1.0 (with step down as of September 30, 2016 to 5.0 to 1.0); and (iii) a consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of not more than 4.0 to 1.0, in each case calculated on a quarterly basis for the trailing four quarters. Access to our Credit Agreement is dependent upon our compliance with the financial ratio covenants as well as other provisions set forth in the Credit Agreement. Our Credit Agreement further provides that we may make distributions to holders of our common units, but only if there is no default under the agreement. Our ability to comply with the covenants and restrictions contained in our Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the provisions of our Credit Agreement could result in an event of default. Upon an event of default, unless waived, the lenders under our Credit Agreement would have all remedies available to secured lenders and could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, institute foreclosure proceedings against our or our subsidiaries’ assets, and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our common units could experience a partial or total loss of their investment. An event of default under our Credit Agreement could also result in an event of default under our 7.25% Senior Notes.

We are in compliance with all covenants and conditions of our Credit Agreement as of March 31, 2016. Our continuing ability to comply with our financial covenants depends largely upon our ability to generate adequate cash flow. As a result of the recent decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices beginning in 2014, and our expectation that the reduced demand will continue for an indefinite period, we have taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash. We believe the steps taken have enhanced our operating cash flows and preserved our cash, and additional steps may be taken to continue to enhance our operating cash flows and preserve cash in the future. However, considering financial forecasts based on current market conditions as of May 10, 2016, it is reasonably possible that we will not be in compliance with one of our financial covenants of our Credit Agreement as of September 30, 2016. We are currently in discussions with our lender to amend the Credit Agreement to, among other provisions, favorably adjust our financial covenants. However, there is no assurance that we will be successful in obtaining any favorable amendment to our Credit Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2016	—	$—	N/A	N/A
February 1 – February 29, 2016	—	—	N/A	N/A
March 1 – March 31, 2016	—	—	N/A	N/A
Total	—		N/A	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the first quarter of 2016, as part of our assessment of goodwill impairment conducted in connection with the preparation of our financial statements for the period ended March 31, 2016, we determined that our carrying value was in excess of our estimated fair value as a result of the decline in the price of our common units and the expected reduced demand for our products and services in response to decreased oil and natural gas prices. Based on our analysis, we concluded that a full impairment of the remaining $92.4 million of our recorded goodwill was required. This impairment was recorded during the first quarter of 2016.

Also during the first quarter of 2016, and in connection with the preparation of our financial statements for the period ended March 31, 2016, we recorded impairments totaling $7.9 million, associated with a portion of the carrying values of certain identified intangible assets.

The impairment charges described above are not expected to result in future capital expenditures. For additional information, see "Goodwill" and "Impairment of Long-Lived Assets" in Note A - "Basis of Presentation and Significant Accounting Policies" contained in the Notes to Consolidated Financial Statements.

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2016 and 2015; (iii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iv) Consolidated Statement of Partners’ Capital for the three month period ended March 31, 2016; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	May 10, 2016	By:	/s/Timothy A. Knox
Timothy A. Knox, President
Principal Executive Officer

Date:	May 10, 2016	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer, Treasurer and Secretary
Principal Financial Officer and Principal Accounting Officer

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2016 and 2015; (iii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iv) Consolidated Statement of Partners’ Capital for the three month period ended March 31, 2016; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2016.