Form 10-Q
period 2016-06-30
CSI Compressco LP
filed 2016-08-09
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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
Yes [   ]  No [ X ]
As of August 9, 2016, there were 33,227,268 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Compression and related services	57,827	72,826	120,238	148,114
Aftermarket services	9,530	9,070	18,117	23,323
Equipment sales	8,732	44,569	19,426	57,917
Total revenues	76,089	126,465	157,781	229,354
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	29,760	37,490	61,565	74,468
Cost of aftermarket services	7,279	7,184	13,897	19,063
Cost of equipment sales	6,624	40,011	16,577	51,261
Total cost of revenues	43,663	84,685	92,039	144,792
Depreciation and amortization	18,742	20,629	37,194	40,617
Long-lived asset impairment	—	—	7,866	—
Selling, general, and administrative expense	8,183	10,554	18,413	21,803
Goodwill impairment	—	—	92,334	—
Interest expense, net	8,870	8,658	17,672	17,260
Other expense, net	707	473	995	1,016
Income (loss) before income tax provision	(4,076)	1,466	(108,732)	3,866
Provision for income taxes	604	303	1,297	895
Net income (loss)	$(4,680)	$1,163	$(110,029)	$2,971
General partner interest in net income (loss)	$(94)	$379	$(2,201)	$719
Common units interest in net income (loss)	$(4,586)	$784	$(107,828)	$2,252

Net income (loss) per common unit:
Basic and diluted	$(0.14)	$0.02	$(3.25)	$0.07
Weighted average common units outstanding:
Basic and diluted	33,209,410	33,161,286	33,199,792	33,153,039

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(4,680)	$1,163	$(110,029)	$2,971
Foreign currency translation adjustment	(115)	(1,853)	(919)	(1,677)
Comprehensive income (loss)	$(4,795)	$(690)	$(110,948)	$1,294

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,691	$10,620
Trade accounts receivable, net of allowances for doubtful accounts of $2,370 in 2016 and $1,973 in 2015	40,363	57,775
Inventories	45,184	49,771
Assets held for sale	729	772
Prepaid expenses and other current assets	5,740	7,262
Total current assets	108,707	126,200
Property, plant, and equipment:
Land and building	34,962	34,962
Compressors and equipment	838,511	829,877
Vehicles	11,856	12,404
Construction in progress	2,183	391
Total property, plant, and equipment	887,512	877,634
Less accumulated depreciation	(212,617)	(178,354)
Net property, plant, and equipment	674,895	699,280
Other assets:
Goodwill	—	92,402
Deferred tax asset	20	20
Intangible assets, net of accumulated amortization of $16,983 as of June 30, 2016 and $7,425 as of December 31, 2015	38,785	48,343
Other assets	318	382
Total other assets	39,123	141,147
Total assets	$822,725	$966,627
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$11,829	$12,969
Unearned income	14,757	19,074
Accrued liabilities and other	23,348	26,704
Amounts payable to affiliates	5,423	8,153
Total current liabilities	55,357	66,900
Other liabilities:
Long-term debt, net	569,172	566,658
Deferred tax liabilities	1,029	656
Other long-term liabilities	82	255
Total other liabilities	570,283	567,569
Commitments and contingencies
Partners' capital:
General partner interest	4,132	6,842
Common units (33,227,268 units issued and outstanding at June 30, 2016 and 33,186,155 units issued and outstanding at December 31, 2015)	202,265	333,709
Accumulated other comprehensive income (loss)	(9,312)	(8,393)
Total partners' capital	197,085	332,158
Total liabilities and partners' capital	$822,725	$966,627

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2015	$6,842	33,186	$333,709	$(8,393)	$332,158
Net loss	(2,201)	—	(107,828)	—	(110,029)
Distributions ($0.7550 per unit)	(509)	—	(25,059)	—	(25,568)
Equity compensation	—	—	1,443	—	1,443
Vesting of Phantom Units	—	41	—	—	—
Other comprehensive income (loss)	—	—	—	(919)	(919)
Balance at June 30, 2016	$4,132	33,227	$202,265	$(9,312)	$197,085

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$(110,029)	$2,971
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	37,194	40,617
Impairment of long-lived assets	7,866	—
Impairment of goodwill	92,334	—
Provision for deferred income taxes	328	(433)
Equity compensation expense	1,461	1,204
Provision for doubtful accounts	1,170	98
Amortization of deferred financing costs	1,370	1,393
Other non-cash charges and credits	875	317
(Gain) loss on sale of property, plant, and equipment	(176)	(104)
Changes in operating assets and liabilities:
Accounts receivable	16,326	22,161
Inventories	(2,278)	(185)
Prepaid expenses and other current assets	1,135	(801)
Accounts payable and accrued expenses	(12,081)	(14,758)
Other	69	(278)
Net cash provided by operating activities	35,564	52,202
Investing activities:
Purchases of property, plant, and equipment, net	(3,806)	(57,092)
Advances and other investing activities	21	(64)
Net cash used in investing activities	(3,785)	(57,156)
Financing activities:
Proceeds from long-term debt	36,000	38,153
Payments of long-term debt	(35,000)	—
Distributions	(25,568)	(33,715)
Other financing activities	(725)	—
Net cash provided by (used in) financing activities	(25,293)	4,438
Effect of exchange rate changes on cash	(415)	(271)
Increase (decrease) in cash and cash equivalents	6,071	(787)
Cash and cash equivalents at beginning of period	10,620	34,066
Cash and cash equivalents at end of period	$16,691	$33,279
Supplemental cash flow information:
Interest paid	$16,279	$17,346
Income taxes paid	$927	$1,748

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
Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2016, and for the three and six month periods ended June 30, 2016 and 2015, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2016.

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

Throughout 2015 and continuing into 2016, low oil and natural gas commodity prices lowered the capital expenditure and operating plans of many of our customers, creating uncertainty regarding the expected demand for many of our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in current capital markets is limited and costly. Accordingly, we have implemented and continue to implement cost reduction measures designed to lower our cost structure and improve our operating cash flows. These measures include headcount and salary reductions. We also continue to negotiate with our suppliers and service providers to reduce costs. We continue to critically review all capital expenditure activities and are deferring a significant portion of our growth capital expenditure plans until they may be justified in the future by expected activity levels. In May 2016, we amended the agreement governing our revolving bank credit facility (as amended, the "Credit Agreement") by, among other things, favorably adjusting the consolidated total leverage ratio and the consolidated secured leverage ratio. In August 2016, we received $49.8 million of net proceeds, after deducting certain offering expenses, from a private placement (the "Private Placement") of Series A Convertible Preferred Units representing limited partner interests in the Partnership (the "Preferred Units") and such net proceeds will be used to pay additional offering expenses and reduce outstanding indebtedness under our Credit Agreement or 7.25% Senior Notes. (See Note C - Series A Convertible Preferred Units for further discussion.) We believe the steps taken have enhanced our operating cash flows and liquidity, and additional steps may be taken in the future. Considering the actions described above and financial forecasts based on current market conditions as of August 9, 2016, we believe that despite the current industry environment and activity levels, we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through June 30, 2017.

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

Beginning with the three month period ended March 31, 2016, Parts Sales revenues and Cost of Parts Sales revenues have been reclassified as part of Aftermarket Services revenues and Cost of Aftermarket Services revenues, respectively, instead of being included with Equipment Sales revenues and Cost of Equipment Sales revenues as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period's presentation. The amounts of such reclassification for revenue are $5.3 million and $9.8 million for the three and six month periods ended June 30, 2016, respectively, and $4.4 million and $9.2 million for the three and six month periods ended June 30, 2015, respectively. The amounts of such reclassification for cost of revenue are $3.8 million and $7.2 million for the three and six month periods ended June 30, 2016, respectively, and $3.0 million and $6.7 million for the three and six month periods ended June 30, 2015, respectively.

Cash Equivalents

We consider all highly liquid cash investments with maturities of three months or less when purchased to be cash equivalents.

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in other expense and totaled $0.6 million and $0.8 million during the three and six month periods ended June 30, 2016 respectively, and $0.4 million and $0.8 million during the three and six month periods ended June 30, 2015, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in progress and are stated at the lower of cost or market value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas. Components of inventories as of June 30, 2016, and December 31, 2015, are as follows:

	June 30, 2016	December 31, 2015
	(In Thousands)
Parts and supplies	27,666	27,447
Work in progress	17,518	22,324
Total inventories	$45,184	$49,771

During the six month period ended June 30, 2016, $11.2 million of work in progress inventory was transferred to Property, Plant and Equipment.

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three and six month periods ended June 30, 2016 and 2015, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations. As a result of our customers entering into compression service contracts, our revenues from rental contracts have decreased during the three and six months ended June 30, 2016 compared to the corresponding prior year periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Rental revenue	$9,841	$32,959	$21,367	$78,494
Cost of rental revenue	$10,527	$17,766	$22,683	$42,205

Earnings Per Common Unit

Our computations of earnings per common unit are based on the weighted average number of common units outstanding during the applicable period. Basic earnings per common unit are determined by dividing net income (loss) allocated to the common units after deducting the amount allocated to our General Partner (including any distributions to our General Partner on its incentive distribution rights), by the weighted average number of outstanding common units during the period.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and six month periods ended June 30, 2016 and June 30, 2015, all incremental unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. The assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. During 2015, and continuing into 2016, global oil and natural gas commodity prices, particularly crude oil, were significantly reduced. These low commodity prices have had, and are expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The accompanying decrease in the price of our common units during the last half of 2015 and early 2016 has also resulted in an overall reduction in our market capitalization. Based on this qualitative assessment, we determined that, due to the decline in the price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital balance as of March 31, 2016, it was “more likely than not” that the fair value of our business was less than its carrying value as of March 31, 2016.

When the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test being performed. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Business combination accounting rules are followed to determine a hypothetical purchase price allocation to assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill and the recorded amount is written down to the hypothetical amount, if lower. The application of this second step under goodwill impairment testing may also result in impairments of other long-lived assets, including identified intangible assets. See Impairment of Long-Lived Assets section below for a discussion of other asset impairments that were identified as part of the testing of goodwill as of March 31, 2016.

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

Goodwill Impairment as of March 31, 2016. As part of our annual internal business outlook that we performed during the fourth quarter of 2015, we considered changes in the global economic environment which affected our common unit price and market capitalization. As part of the first step of goodwill impairment testing as of March 31, 2016, we updated our annual assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value.

During the first three months of 2016, low oil and natural gas commodity prices resulted in decreased demand for certain of our products and services. Specifically, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and is expected to continue to be decreased for the foreseeable future. In addition, the price per common unit as of March 31, 2016 decreased compared to December 31, 2015. Accordingly, the fair value, as reflected by our market capitalization and other indicators, was less than our carrying value as of March 31, 2016. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $0.0 million residual purchase price to be allocated to our goodwill. Based on this analysis, we concluded that an impairment of all of our recorded goodwill was required. Accordingly, during the three month period ended March 31, 2016, $92.4 million was charged to Goodwill Impairment expense in the accompanying consolidated statement of operations.

As of June 30, 2016, the carrying amount of goodwill is $0.0 million, after giving effect to the $233.5 million of accumulated impairment losses.

The changes in the carrying amount of goodwill are as follows:

	Six Months Ended	Year Ended
	June 30, 2016	December 31, 2015
	(In Thousands)
Balance, beginning of period	$92,402	$233,548
Goodwill adjustments	(92,402)	(141,146)
Balance, end of period	$—	$92,402

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

During the first quarter of 2016, as a result of continuing decreased demand as a result of current market conditions, we recorded impairments of $7.9 million associated with certain identified intangible assets. This amount was charged to Long-Lived Asset Impairment expense in the accompanying consolidated statement of operations.

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2016 and 2015, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Balance, beginning of period	$(9,197)	$(3,160)	$(8,393)	$(3,336)
Foreign currency translation adjustment	(115)	(1,853)	(919)	(1,677)
Balance, end of period	$(9,312)	$(5,013)	$(9,312)	$(5,013)

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

On July 22, 2016, we declared a cash distribution attributable to the quarter ended June 30, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit on an annualized basis. This cash distribution will be paid on August 15, 2016 to all common unitholders of record as of the close of business on August 1, 2016.

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

Under U.S. generally accepted accounting principles ("GAAP"), the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a Level 3 fair value measurement). Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our publicly traded long-term 7.25% Senior Notes at June 30, 2016 was approximately $287.9 million (level 2 fair value measurement). As of December 31, 2015, the fair value of our 7.25% Senior Notes was approximately $259.9 million (a level 2 fair value measurement). These fair values compared to an aggregate principal amount of $350.0 million, as current rates on those dates were different from the stated interest rates on the 7.25% Senior Notes.
We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). A summary of these fair value measurements as of June 30, 2016 and December 31, 2015 is as follows:

		Fair Value Measurements Using
Description	Total as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	(111)	—	(111)	—
	$(111)

Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2015
(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	(14)	—	(14)	—
$(14)

During the first quarter of 2016, we recorded total impairment charges of $100.2 million, reflecting the decreased fair value for certain assets. Assets that were partially impaired included certain of our intangible assets. The fair values used in these impairment calculations were estimated based on discounted estimated future cash flows, based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. A summary of these nonrecurring fair value measurements as of June 30, 2016, using the fair value hierarchy is as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Impairment Losses
Description	Total as of June 30, 2016
	(In Thousands)
Identified intangible assets	$—	—	—	$—	7,866
Goodwill	—	—	—	—	92,334
Total	$—	$—	$—	$—	$100,200

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

In April 2016, the FASB issued ASU 2016-10,"Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" to clarify the guidance on identifying performance obligations and the licensing implementation guidance. This ASU does not change the effective date or adoption method under ASU 2014-09, which is noted above.

Additionally in May 2016, the FASB issued ASU 2016-12,"Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". This ASU addresses and amends several aspects of

ASU 2014-09, but does not change the core principle of the guidance. This ASU does not change the effective date or adoption method under ASU 2014-09 which is noted above.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The ASU requires entities that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability. This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, and is to be applied retrospectively. Early adoption is permitted. As a result of the retrospective adoption of this guidance during the quarter ended March 31, 2016, deferred financing costs of $7.7 million and $8.4 million at June 30, 2016 and December 31, 2015, respectively, are netted against the carrying values of the 7.25% Senior Notes.
Additionally, in accordance with ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", issued in August 2015, we elected to present the deferred financing costs associated with our Credit Agreement of $4.8 million and $5.4 million at June 30, 2016 and December 31, 2015, respectively, as netted against the outstanding amount of the Credit Agreement.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to increase comparability and transparency among different organizations. Organizations are required to recognize lease assets and lease liabilities in the balance sheet and disclose key information about the leasing arrangements and cash flows. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted, under a modified retrospective adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of a simplification initiative. The update addresses and simplifies several aspects of accounting for share-based payment transactions. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted, and is to be applied using either modified retrospective, retrospective, or prospective transition method based on which amendment is being applied. We are currently assessing the potential effects of these changes to our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of the first quarter of fiscal 2022. We are currently assessing the potential effects of these changes to our consolidated financial statements and employee benefit plans accounting.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2016	December 31, 2015
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $4.8 million as of June 30, 2016 and $5.4 million as of December 31, 2015)	August 4, 2019	$231,171	$229,555
7.25% Senior Notes (presented net of the unamortized discount of $4.3 million as of June 30, 2016 and $4.5 million as of December 31, 2015 and unamortized deferred financing costs of $7.7 million as of June 30, 2016 and $8.4 million as of December 31, 2015)	August 15, 2022	338,001	337,103
		569,172	566,658
Less current portion		—	—
Total long-term debt		$569,172	$566,658

As a result of the retrospective adoption of ASU 2015-03 during the three months ended March 31, 2016, deferred financing costs of $12.6 million and $13.8 million at June 30, 2016 and December 31, 2015, respectively, were reclassified out of long-term other assets and are netted against the carrying values of our Credit Agreement and 7.25% Senior Notes. In addition, $0.7 million and $1.4 million of expense for the amortization of deferred financing costs for the three and six month periods ended June 30, 2016, respectively, and $0.7 million and $1.4 million for the three and six periods ended June 30, 2015 were reclassified from Other Expense, net to Interest Expense, net in the accompanying consolidated statements of operations.

Bank Credit Facilities.

On May 25, 2016, we entered into an amendment (the "Third Amendment") to our Credit Agreement that modified certain financial covenants in the Credit Agreement. Pursuant to the Third Amendment, the consolidated total leverage ratio may not exceed (a) 5.50 to 1 as of June 30, 2016 and September 30, 2016; (b) 5.75 to 1 as of December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 5.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 5.25 to 1 as of June 30, 2018 and September 30, 2018, and (e) 5.00 to 1 as of December 31, 2018 and thereafter. In addition, the consolidated secured leverage ratio was reduced from 4.00 to 1 to 3.50 to 1. The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the Credit Agreement, will exclude the long-term liability for the Preferred Units in the determination of total indebtedness. The Third Amendment provided for other changes related to the Credit Agreement including (i) reducing the maximum aggregate lender commitments from $400.0 million to $340.0 million; (ii) increasing the applicable margin by 0.25% with a range between 2.00% and 3.00% per annum for LIBOR-based loans and 1.00% to 2.00% per annum for base-rate loans, according to the consolidated total leverage ratio; (iii) imposed a requirement that we use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; (iv) imposed a requirement to deliver on an annual basis, and at such other times as may be required, an appraisal of our compressor equipment; (v) increased the amount of equipment and real property that may be disposed of in any four consecutive fiscal quarters from $5.0 million to $20.0 million; (vi) allow the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and (vii) reduced the amount of our permitted capital expenditures in the ordinary course of business during each fiscal year from $150.0 million to an amount generally ranging from $25.0 million in 2016 to $75.0 million in 2019. As a result of the reduction of the maximum lender commitment pursuant to the Third Amendment, unamortized deferred finance costs of $0.7 million were charged to interest expense during the three months ended June 30, 2016. Pursuant to the Third Amendment, bank fees of $0.7 million were incurred during the three month period ended June 30, 2016 and were deferred, netting against the carrying value of the amount outstanding under our Credit Agreement.

At June 30, 2016, our consolidated total leverage ratio was 5.04 to 1 (compared to 5.50 to 1 maximum as required under the Credit Agreement) and our interest coverage ratio was 3.81 to 1 (compared to a 3.0 to 1 minimum required under the Credit Agreement).

As of June 30, 2016, we had a balance outstanding under our Credit Agreement of $236.0 million, and we had $2.1 million letters of credit and performance bonds outstanding thereunder, leaving a net availability under the Credit Agreement of $101.9 million. Financial covenants and other provisions in the Credit Agreement may limit our borrowings of amounts available under the Credit Agreement. We are in compliance with all covenants of our debt agreements as of June 30, 2016. As a result of the impact of recent cost reduction efforts, the Third Amendment of our Credit Agreement, the $49.8 million of net proceeds received from the Private Placement of Preferred Units, and financial forecasts based on current market conditions as of August 9, 2016, we believe that despite the current industry environment and activity levels, we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through June 30, 2017.

7.25% Senior Notes

On August 8, 2016, in connection with the closing of the Private Placement, we entered into a Note Repurchase Agreement (the “Note Repurchase Agreement”) with Hudson Bay Fund LP pursuant to which we agreed to repurchase up to $20.0 million of our 7.25% Senior Notes due August 15, 2022 (the “7.25% Senior Notes”). At any time and up to four times in the aggregate during the period beginning on September 12, 2016 and ending on October 12, 2016, Hudson Bay Fund LP may deliver a written notice to us indicating the applicable closing date (the “Note Repurchase Closing Date”) and the principal amount of 7.25% Senior Notes to be purchased by us. The repurchase of the 7.25% Senior Notes by us is conditioned on us receiving proceeds from the sale of additional equity securities of the Partnership, including, without limitation, additional Preferred Units or Series A Parity Securities (as defined in the Series A Preferred Unit Purchase Agreement) between August 8, 2016 and October 12, 2016. Additionally, the repurchase price on any Note Repurchase Closing Date shall not be greater than the proceeds then received by us from the sale of equity described in the preceding sentence. For further discussion of the Preferred Units, see Note C - Series A Convertible Preferred Units.

NOTE C – SERIES A CONVERTIBLE PREFERRED UNITS

On August 8, 2016, we entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with certain purchasers (collectively, the “Purchasers”) to issue and sell in the Private Placement an aggregate of 4,374,454 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $49.8 million. One of the Purchasers in this Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the Issue Price, aggregating $10.0 million. The Preferred Units will be classified as long-term liabilities in our consolidated balance sheet. Proceeds from the Private Placement will be used to pay additional offering expenses and reduce outstanding indebtedness under our Credit Agreement or 7.25% Senior Notes.

Pursuant to the Unit Purchase Agreement, in connection with the closing, our General Partner executed a Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the Preferred Units will be converted each month over a period of thirty months beginning in the seventh calendar month following the closing (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, the Preferred Units will convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement.

In addition, each Purchaser may convert its Preferred Units, generally on a one-for-one basis and subject to adjustment for certain splits, combinations, reclassifications or other similar transactions and certain anti-dilution adjustments, in whole or in part, at any time following May 31, 2017 so long as any conversion is not for less than $250,000 or such lesser amount, if such conversion relates to all of such Purchaser’s remaining Preferred Units. The Partnership has the right to be reimbursed for any cash distributions paid with respect to common units issued in any such optional conversion until March 31, 2018. The Preferred Units will vote on an as-converted basis with the common units and will have certain other rights to vote as a class with respect to any amendment to the Amended and Restated Partnership Agreement that would affect any rights, preferences or privileges of the Preferred Units, as more fully described in the Amended and Restated Partnership Agreement.
In addition, the Unit Purchase Agreement includes certain provisions regarding change of control, transfer of Preferred Units, indemnities, and other matters described in detail in the Unit Purchase Agreement. In connection with the closing, we agreed to pay a transaction fee of $1.2 million to our financial advisor for this transaction. The Unit Purchase Agreement contains customary representations, warranties and covenants of the Partnership and the Purchasers.

Registration Rights Agreement. On August 8, 2016, in connection with the closing, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers relating to the registered resale of the common units issuable upon conversion of the Preferred Units, including any Preferred Units issued in kind pursuant to the terms of the Amended and Restated Partnership Agreement. Pursuant to the Registration Rights Agreement, we are required to file or cause to be filed a registration statement for such registered resale at our expense no later than 90 days after the closing of the Private Placement, and are required to cause the registration statement to become effective no later than 180 days after the closing, subject to certain liquidated damages set forth in the Registration Rights Agreement if such obligations are not met.

7.25% Senior Notes Purchase Agreement. On August 8, 2016, in connection with the closing, we entered into a Note Repurchase Agreement pursuant to which we agreed to repurchase up to $20.0 million of our 7.25% Senior Notes. For further discussion of this Note Repurchase Agreement, see Note B - Long-Term Debt.

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

Foreign Currency Derivative Contracts

As of June 30, 2016, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Mexican peso	$2,943	19.03	7/18/2016

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of June 30, 2016 and December 31, 2015, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	June 30, 2016	December 31, 2015
		(In Thousands)
Forward purchase contracts	Current assets	$—	$—
Forward purchase contracts	Current liabilities	(111)	$(14)
Net asset		$(111)	$(14)

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six month periods ended June 30, 2016, we recognized $0.0 million and $0.1 million, respectively, of net gains associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations. During the three and six month periods ended June 30, 2015, we recognized $0.0 million and $0.2 million, respectively, of net gains in other income (expense), net, associated with our foreign currency derivative program.

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

Amendment to Partnership Agreement

On and effective as of August 8, 2016, in connection with the closing of the Private Placement of the Series A Preferred Units, our General Partner executed the Amended and Restated Partnership Agreement to, among other things, authorize and establish the rights and preferences of the Series A Preferred Units. For discussion of the August 2016 issuance of the Series A Preferred Units, see Note C - Series A Convertible Preferred Units.

TETRA and General Partner Ownership

As of June 30, 2016, TETRA's ownership interest in us was approximately 44%, with the common units held by the public representing an approximate 56% interest in us. TETRA's ownership is through various wholly owned subsidiaries and consists of approximately 42% of the limited partner common unit interests plus the approximately 2% general partner interest, through which it holds incentive distribution rights.

For discussion of the purchase by TETRA of a portion of the Preferred Units, see Note C - Series A Convertible Preferred Units. Following the Private Placement of the Preferred Units, TETRA's ownership consists of approximately 42% of the limited partner common unit interests, 20% of the preferred unit interests, and approximately 2% general partner interest, through which it holds incentive distribution rights.

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

Despite the significant pre-tax losses for the three and six month periods ended June 30, 2016, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rates for the three and six month periods ended June 30, 2016 were negative 14.8% and negative 1.2%, respectively, primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments during the three months period ended March 31, 2016.

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

NOTE I — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $350 million in aggregate principal amount of the 7.25% Senior Notes is fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

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

Condensed Consolidating Balance Sheet
June 30, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$233	$80,577	$27,897	$—	$108,707
Property, plant, and equipment, net	—	649,869	25,026	—	674,895
Investments in subsidiaries	249,462	15,177	—	(264,639)	—
Intangible and other assets, net	—	38,776	347	—	39,123
Intercompany receivables	296,215	—	—	(296,215)	—
Total non-current assets	545,910	703,822	25,373	(560,854)	714,018
Total assets	$545,910	$784,399	$53,270	$(560,854)	$822,725

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$10,058	$36,225	$3,651	$—	$49,934
Amounts payable to affiliates	365	3,327	1,731	—	5,423
Long-term debt	338,001	231,171	—	—	569,172
Intercompany payables	—	264,131	32,080	(296,211)	—
Other long-term liabilities	399	81	631	—	1,111
Total liabilities	348,823	534,935	38,093	(296,211)	625,640
Total partners' capital	197,087	249,464	15,177	(264,643)	197,085
Total liabilities and partners' capital	$545,910	$784,399	$53,270	$(560,854)	$822,725

Condensed Consolidating Balance Sheet
December 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$6	$95,246	$30,948	$—	$126,200
Property, plant, and equipment, net	—	674,743	24,537	—	699,280
Investments in subsidiaries	371,702	13,332	—	(385,034)	—
Intangible and other assets, net	1	139,818	1,328	—	141,147
Intercompany receivables	308,064	—	—	(308,064)	—
Total non-current assets	679,767	827,893	25,865	(693,098)	840,427
Total assets	$679,773	$923,139	$56,813	$(693,098)	$966,627

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$10,468	$45,238	$3,041	$—	$58,747
Amounts payable to affiliates	44	5,357	2,752	—	8,153
Long-term debt	337,103	229,555	—	—	566,658
Intercompany payables	—	271,231	36,833	(308,064)	—
Other long-term liabilities	—	56	855	—	911
Total liabilities	347,615	551,437	43,481	(308,064)	634,469
Total partners' capital	332,158	371,702	13,332	(385,034)	332,158
Total liabilities and partners' capital	$679,773	$923,139	$56,813	$(693,098)	$966,627

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended June 30, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$66,396	$12,087	$(2,394)	$76,089
Cost of revenues (excluding depreciation and amortization expense)	—	37,579	8,478	(2,394)	43,663
Selling, general and administrative expense	676	7,001	506	—	8,183
Depreciation and amortization	—	18,011	731	—	18,742
Long-live asset impairment	—	—	—	—	—
Goodwill impairment	—	—	—	—	—
Interest expense, net	6,482	2,388	—	—	8,870
Other expense, net	—	38	669	—	707
Equity in net income of subsidiaries	(2,478)	(1,513)	—	3,991	—
Income before income tax provision	(4,680)	2,892	1,703	(3,991)	(4,076)
Provision (benefit) for income taxes	—	414	190	—	604
Net income (loss)	(4,680)	2,478	1,513	(3,991)	(4,680)
Other comprehensive income (loss)	(115)	(115)	(115)	230	(115)
Comprehensive income (loss)	$(4,795)	$2,363	$1,398	$(3,761)	$(4,795)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended June 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$117,667	$11,729	$(2,931)	$126,465
Cost of revenues (excluding depreciation and amortization expense)	—	78,678	8,938	(2,931)	84,685
Selling, general and administrative expense	877	9,212	465	—	10,554
Depreciation and amortization	—	19,841	788	—	20,629
Interest expense, net	6,790	1,868	—	—	8,658
Other expense, net	—	63	410	—	473
Equity in net income of subsidiaries	(8,830)	(821)	—	9,651	—
Income (loss) before income tax provision	1,163	8,826	1,128	(9,651)	1,466
Provision (benefit) for income taxes	—	(4)	307	—	303
Net income (loss)	1,163	8,830	821	(9,651)	1,163
Other comprehensive income (loss)	(1,853)	(1,853)	(1,853)	3,706	(1,853)
Comprehensive income (loss)	$(690)	$6,977	$(1,032)	$(5,945)	$(690)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Six Months Ended June 30, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$141,492	$23,296	$(7,007)	$157,781
Cost of revenues (excluding depreciation and amortization expense)	—	82,891	16,155	(7,007)	92,039
Selling, general and administrative expense	1,311	16,174	928	—	18,413
Depreciation and amortization	—	35,754	1,440	—	37,194
Long-live asset impairment	—	7,797	69	—	7,866
Goodwill impairment	—	91,575	759	—	92,334
Interest expense, net	12,962	4,710	—	—	17,672
Other expense, net	—	104	891	—	995
Equity in net income of subsidiaries	95,756	(2,761)	—	(92,995)	—
Income before income tax provision	(110,029)	(94,752)	3,054	92,995	(108,732)
Provision for income taxes	—	1,004	293	—	1,297
Net income	(110,029)	(95,756)	2,761	92,995	(110,029)
Other comprehensive income (loss)	(919)	(919)	(919)	1,838	(919)
Comprehensive income (loss)	$(110,948)	$(96,675)	$1,842	$94,833	$(110,948)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Six Months Ended June 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$220,688	$22,397	$(13,731)	$229,354
Cost of revenues (excluding depreciation and amortization expense)	—	141,592	16,931	(13,731)	144,792
Selling, general and administrative expense	1,354	19,454	995	—	21,803
Depreciation and amortization	—	38,461	2,156	—	40,617
Interest expense, net	13,560	3,700	—	—	17,260
Other expense, net	—	87	929	—	1,016
Equity in net income of subsidiaries	(17,885)	(885)	—	18,770	—
Income before income tax provision	2,971	18,279	1,386	(18,770)	3,866
Provision (benefit) for income taxes	—	394	501	—	895
Net income	2,971	17,885	885	(18,770)	2,971
Other comprehensive income (loss)	(1,677)	(1,677)	(1,677)	3,354	(1,677)
Comprehensive income (loss)	$1,294	$16,208	$(792)	$(15,416)	$1,294

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$33,128	$2,436	$—	$35,564
Investing activities:
Purchases of property, plant, and equipment, net	—	(2,404)	(1,402)	—	(3,806)
Intercompany investment activity	25,568	—	—	(25,568)	—
Advances and other investing activities	—	21		—	21
Net cash provided by (used in) investing activities	25,568	(2,383)	(1,402)	(25,568)	(3,785)
Financing activities:
Proceeds from long-term debt	—	36,000	—	—	36,000
Payments of long-term debt	—	(35,000)	—	—	(35,000)
Distributions	(25,568)	—	—	—	(25,568)
Intercompany contribution (distribution)	—	(25,568)	—	25,568	—
Net cash provided by (used in) financing activities	(25,568)	(25,293)	—	25,568	(25,293)
Effect of exchange rate changes on cash	—	—	(415)		(415)
Increase (decrease) in cash and cash equivalents	—	5,452	619	—	6,071
Cash and cash equivalents at beginning of period	—	2,711	7,909	—	10,620
Cash and cash equivalents at end of period	$—	$8,163	$8,528	$—	$16,691

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$42,771	$9,431	$—	$52,202
Investing activities:
Purchases of property, plant, and equipment, net	—	(46,638)	(10,454)	—	(57,092)
Intercompany investment activity	33,715	—	—	(33,715)	—
Advances and other investing activities	—	(64)	—	—	(64)
Net cash provided by (used in) investing activities	33,715	(46,702)	(10,454)	(33,715)	(57,156)
Financing activities:
Proceeds from long-term debt	—	38,153	—	—	38,153
Distributions	(33,715)	—	—	—	(33,715)
Intercompany contribution (distribution)	—	(33,715)	—	33,715	—
Net cash provided by (used in) financing activities	(33,715)	4,438	—	33,715	4,438
Effect of exchange rate changes on cash	—	—	(271)	—	(271)
Increase (decrease) in cash and cash equivalents	—	507	(1,294)	—	(787)
Cash and cash equivalents at beginning of period	—	23,343	10,723	—	34,066
Cash and cash equivalents at end of period	$—	$23,850	$9,429	$—	$33,279

NOTE J – SUBSEQUENT EVENTS

On July 22, 2016, we declared a cash distribution attributable to the quarter ended June 30, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. This cash distribution is to be paid on August 15, 2016 to all common unitholders of record as of the close of business on August 1, 2016.

In August 2016, we received $49.8 million of net proceeds, after deducting certain offering expenses, from the issuance of the Preferred Units and the net proceeds will be used to pay additional offering expenses and reduce outstanding indebtedness. (See Note C - Series A Convertible Preferred Units for further discussion.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 7, 2016. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

As the challenges from the recent and ongoing decreased demand for compression equipment and services persist, we continue to take aggressive actions to reduce costs and improve our balance sheet. The impact of decreased oil and natural gas prices on the demand for production enhancement compression services has affected each horsepower (HP) class of our compressor fleet, and has particularly affected demand for our below-100 HP compression services. Demand for high-horsepower and medium-horsepower compression services has also been impacted by the current oil and natural gas pricing, but to a lesser extent. As a result, total horsepower utilization rate as of June 30, 2016 has declined to 75.8% compared to 83.6% as of June 30, 2015, (and compared to 77.2% as of March 31, 2016) and this decrease in utilization, along with increasing downward pressure on pricing, is reflected in a 20.6% decrease in compression and related services revenue during the second quarter of 2016 compared to the prior year quarter. Continued pricing pressure is expected going forward, based on current reduced overall compression industry utilization rates. In addition, the current reduced capital expenditure levels for compression projects of our customers have adversely impacted demand for our new compressor packages. Our fabrication backlog associated with new equipment sales decreased significantly throughout 2015 and has decreased further during early 2016, to $25.3 million as of June 30, 2016 compared to $33.6 million and $86.9 million as of December 31, 2015 and June 30, 2015, respectively. Much of this equipment sales fabrication backlog is associated with customer projects supporting gas gathering, midstream, and processing. Demand for our products and services is expected to continue to be decreased for the foreseeable future and, as a result, our future revenues and operating cash flows are expected to be adversely impacted.
In response to the current market environment, we continue to aggressively reduce operating and administrative costs, curtail our fleet growth capital expenditures, and take proactive steps to improve our balance sheet and liquidity. In addition to headcount and salary reductions, that have reduced operating and administrative expense levels, our capital expenditures, net of disposals and proceeds, during the first six months of 2016 were $3.8 million compared to $57.1 million during the prior year period. In May 2016, we entered into an amendment (the "Third Amendment") of the agreement governing our revolving bank credit facility (the "Credit Agreement") that, among other things, modified certain financial covenants in the Credit Agreement. We are in compliance with all covenants of our Credit Agreement as of June 30, 2016, and the modifications to financial covenants contained in the Third Amendment are expected to enhance our ability to maintain compliance in the event that the current market environment continues into 2017. In August 2016, we received $49.8 million of net proceeds, after deducting certain offering expenses, from a private placement (the "Private Placement") of Series A Convertible Preferred Units (the "Preferred Units") and the net proceeds will be used to pay additional offering expenses and reduce outstanding indebtedness. For a further discussion of the terms and provisions of the Series A Preferred Units, see Cash Flows - Financing Activities section below.
We expect that oil and gas exploration spending and activity levels will continue to be decreased throughout the remainder of 2016. Although our compressor fleet horsepower utilization rate has decreased throughout 2015 and the first half of 2016 due to current prices for oil and natural gas, we feel the diversity of our compressor package fleet and the existing levels of natural gas production will support the current demand levels for our compressor packages and services. The total HP of our compression services fleet exceeded 1,130,000 as of June 30, 2016, and the diversity of our compression services fleet allows us to utilize a wide range of compressor packages (from 20 HP to 2,370 HP) to provide compression services to customers. Our over-800 HP compressor fleet packages have performed at a higher utilization rate than our below-100 HP and our 101-800 HP compressor fleet packages in the current economic environment. The level of our future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2016 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. As a result of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash to fund our liquidity needs. Our growth capital expenditures continue to be focused on opportunities with our larger HP compression services fleet. We plan to fund our capital expenditure needs through operating cash flows, borrowings under our Credit Agreement, and potentially other sources, if necessary. Our deferral of capital projects could affect our ability to compete in the future.

How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, quarter-to-quarter, year-to-date, and year-to-year comparisons and as compared to budget. This analysis is useful in identifying adverse cost trends and allows us to investigate the cause of these trends and implement remedial measures if possible. The most significant portions of our operating expenses are for our field labor, repair and maintenance of our equipment, and for the fuel and other supplies consumed while providing our services. Other materials consumed while performing our services, ad valorem taxes, other labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with our level of activity.

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and six month periods ended June 30, 2016, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before non-cash charges for impairments and non-cash costs of compressors sold, and excluding equity compensation, acquisition costs and severance. This definition conforms closely to the definition used in the financial covenant provisions in our Credit Agreement. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Net income (loss)	$(4,680)	$1,163	$(110,029)	$2,971
Provision (benefit) for income taxes	604	303	1,297	895
Depreciation and amortization	18,742	20,629	37,194	40,617
Impairments of long-lived assets	—	—	7,866	—
Goodwill Impairment	—	—	92,334	—
Interest expense, net	8,870	8,658	17,672	17,260
Equity compensation	825	727	1,461	1,204
Acquisition costs	—	—	—	208
Severance	262	45	505	244
Non-cash cost of compressors sold	176	—	1,941	206
Adjusted EBITDA	$24,799	$31,525	$50,241	$63,605

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Cash flow from operating activities	$35,564	$52,202
Changes in current assets and current liabilities	(3,171)	(6,139)
Deferred income taxes	(328)	433
Other non-cash charges	(3,239)	(1,704)
Interest expense, net	17,672	17,260
Provision (benefit) for income taxes	1,297	895
Acquisition costs	—	208
Severance	505	244
Non-cash cost of compressors sold	1,941	206
Adjusted EBITDA	$50,241	$63,605

Free Cash Flow. We define Free Cash Flow as cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peer companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
Cash from operations	$20,469	$19,721	$35,564	$52,202
Capital expenditures, net of sales proceeds	(2,453)	(19,934)	(3,806)	(57,092)
Free cash flow	$18,016	$(213)	$31,758	$(4,890)

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

Horsepower Utilization Rate of our Compressor Packages. We measure the horsepower utilization rate of our fleet of compressor packages as the amount of horsepower of compressor packages used to provide services as of a particular date, divided by the amount of horsepower of compressor packages in our services fleet as of such date. Management primarily uses this metric to determine our future need for additional compressor packages for our service fleet and to measure marketing effectiveness.

The following table sets forth the total horsepower in our compression services fleet, our total horsepower in service, and our horsepower utilization rate as of the dates shown.

	June 30,
	2016	2015
Horsepower
Total horsepower in fleet	1,130,134	1,138,656
Total horsepower in service	857,148	952,442
Total horsepower utilization rate	75.8%	83.6%

The following table sets forth our horsepower utilization rate by each horsepower class of our compressor fleet as of the dates shown.

	June 30,
	2016	2015
Horsepower utilization rate by class
Low horsepower (0-100)	64.9%	78.5%
Mid-horsepower (101-800)	71.0%	76.2%
High-horsepower (801 and over)	84.7%	94.1%

Net Increases/Decreases in Compression Fleet Horsepower. We measure the net increase (or decrease) in our compression fleet horsepower during a given period of time by taking the difference between the aggregate horsepower of compressor packages added to the fleet during the period, less the aggregate horsepower of compressor packages removed from the fleet during the period. We measure the net increase (or decrease) in our compression fleet horsepower in service during a given period of time by taking the difference between the aggregate horsepower of compressor packages placed into service during the period, less the aggregate horsepower of compressor packages removed from service during the period. Management uses these metrics to evaluate our operating performance and our relative size in the market.
Manufacturing and Backlog. Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of June 30, 2016, our fabrication backlog was approximately $25.3 million, of which all is expected to be recognized through the year ended December 31, 2016, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

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

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets, including identified intangible assets, periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Intangible assets recognized as part of the August 2014, acquisition of our Compressor Systems, Inc. subsidiary include trademark/tradename, customer relationships, and other intangible assets that are supported primarily by the estimated future cash flows of our operations. During the six months ended June 30, 2016, we recorded $7.9 million of impairments of long-lived assets, including certain identified intangible assets. Additional impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production or pricing.

Impairment of Goodwill

We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. The assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. When the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test being performed. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the recorded net book value exceeds the estimated fair value, an impairment loss is calculated by comparing the carrying amount of goodwill to our estimated implied fair value for that goodwill. Our estimates of our fair value, if required, are based on a combination of an income approach and a market approach. These estimates are imprecise and subject to our estimates of the future cash flows of our business and our judgment as to how these estimated cash flows translate into our business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. If we overestimate the fair value of our business, the balance of our goodwill asset may be overstated. Alternatively, if our estimated fair values are understated, an impairment might be recognized unnecessarily or in excess of the appropriate amount.

Based on this qualitative assessment, we determined that due to the decrease in the market price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital as of December 31, 2015, it was “more likely than not” that the fair value of our business was less than its carrying value as of December 31, 2015. As a result of the goodwill assessment analysis described above, as of December 31, 2015, we recorded a partial impairment of $139.4 million of recorded goodwill, and the remaining amount of goodwill was $92.4 million. During the first three months of 2016, global oil and natural gas commodity prices continued to be lower than in the prior year period. These decreases in commodity prices have had, and are expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects demand for a portion of our products and services. As of March 31, 2016, our price per common unit had decreased approximately 46.3% compared to December 31, 2015, resulting in an overall reduction in our market capitalization. Our market capitalization as of March 31, 2016 was also less than the recorded net book value, and uncertain market conditions resulting from current oil and natural gas prices continue. As a result, we concluded that it was "more likely than not" that the fair value of our business was less than its carrying value as of March 31, 2016. We have updated our internal business outlook to consider the current global economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that a full impairment of the remaining $92.4 million of goodwill was appropriate as of March 31, 2016.

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In Thousands)
Revenues:
Compression and related services	57,827	72,826	(14,999)	76.0%	57.6%	(20.6)%
Aftermarket services	9,530	9,070	460	12.5%	7.2%	5.1%
Equipment sales	8,732	44,569	(35,837)	11.5%	35.2%	(80.4)%
Total revenues	76,089	126,465	(50,376)	100.0%	100.0%	(39.8)%
Cost of revenues:
Cost of compression and related services	29,760	37,490	(7,730)	39.1%	29.6%	(20.6)%
Cost of aftermarket services	7,279	7,184	95	9.6%	5.7%	1.3%
Cost of equipment sales	6,624	40,011	(33,387)	8.7%	31.6%	(83.4)%
Total cost of revenues	43,663	84,685	(41,022)	57.4%	67.0%	(48.4)%
Depreciation and amortization	18,742	20,629	(1,887)	24.6%	16.3%	(9.1)%
Selling, general and administrative expense	8,183	10,554	(2,371)	10.8%	8.3%	(22.5)%
Interest expense, net	8,870	8,658	212	11.7%	6.8%	2.4%
Other expense, net	707	473	234	0.9%	0.4%	49.5%
Income (loss) before income taxes	(4,076)	1,466	(5,542)	(5.4)%	1.2%	(378.0)%
Provision (benefit) for income taxes	604	303	301	0.8%	0.2%	99.3%
Net income (loss)	$(4,680)	$1,163	$(5,843)	(6.2)%	0.9%	(502.4)%

Revenues

Compression and related services revenues decreased by $15.0 million in the current quarterly period compared to the corresponding prior year quarter primarily due to decreases in the utilization of below-100 horsepower compressor services fleet. Decreases in oil and natural gas prices compared to the corresponding prior year quarter have adversely impacted the demand for below-100 horsepower production enhancement compression and related services applications, including for liquids-rich resource plays and vapor recovery applications. In addition, the continued downturn in commodity prices since the prior year period has resulted in the reduction of utilization of our medium-horsepower (101-800 HP) and high- horsepower (over 800 HP) compression and related services applications, which include natural gas gathering and transmission applications. In response to decreased demand as a result of current oil and natural gas prices, we continue to restrict our growth capital expenditure plans for 2016. Aftermarket services revenues increased due to increased parts sales compared to the prior year quarter.

In addition to the decrease in consolidated compression and related services revenues, there was a decrease of $35.8 million in revenues from the sales of equipment during the current year quarter compared to the corresponding prior year quarter. This decrease is primarily due to a lower number of customer projects compared to the prior year quarter, particularly projects involving larger horsepower compressor packages. The level of revenues from equipment sales is volatile and typically difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable. As reflected by the decreased level of new equipment sales fabrication backlog as of June 30, 2016, we expect future new equipment sales revenues to continue to be decreased compared to corresponding prior year periods.

Cost of revenues

The decrease in the cost of compression and related services revenue compared to the prior year quarter was primarily a result of the overall market decline compared to the corresponding prior year quarter, and due to the impact of cost reduction efforts. Despite the market decline, costs of compression and related services as a percent of associated revenues was consistent with the prior year quarter due to the impact of cost reduction efforts. The cost of compression and related services as a percentage of compression and related services revenues was 51.5% during the current and prior year quarters.

Cost of equipment sales revenues decreased in accordance with the decrease in associated revenues. As a result of cost reduction efforts, the costs of equipment sales as a percentage of revenues decreased despite the absorption of additional period costs per sales unit for the current year quarter compared to the corresponding prior year quarter.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased $1.9 million compared to the prior year quarter primarily as a result of a decrease in the amortization expense. The amortization expense decrease is a result of certain intangible asset impairment charges incurred during the fourth quarter of 2015 and the first quarter of 2016 that reduced the amount of our assets subject to amortization

Selling, general and administrative expense

Selling, general and administrative expenses have decreased during the current year quarter compared to the corresponding prior year quarter. This decrease is largely due to employee expenses, including salaries, incentives, benefits, and other employee related expenses, decreasing by $1.3 million as a result of salary and headcount reduction efforts. In addition, professional fees decreased by $1.1 million, and other general expenses decreased $1.4 million. These decreases were partially offset by increased bad debt and repair and maintenance expenses of $1.2 million and increased allocated costs from TETRA pursuant to our Omnibus Agreement of $0.1 million. Selling, general and administrative expense as a percentage of revenues increased compared to the corresponding prior year period, reflecting the decrease in revenues compared to the corresponding prior year period.

Interest expense

Interest expense increased compared to the corresponding prior year period due to increased borrowings under the Credit Agreement. As of June 30, 2016, our total net outstanding borrowings under our Credit Agreement were $231.2 million. In addition, a portion of deferred financing costs was charged to interest expense as a result of the amendment of the Credit Agreement during May 2016. (See Note B - Long-Term Debt and Other Borrowings for further discussion.) Including this current period charge for $0.7 million, interest expense during the current and prior year periods includes $1.5 million and $0.8 million, respectively, of finance cost amortization and other non-cash charges.

Other expense, net

Other expense, net, was $0.7 million during the current year quarter compared to $0.5 million of expense during the corresponding prior year quarter, primarily due to foreign currency translation expense increasing $0.3 million during the current year quarter compared to the corresponding prior year quarter.

Provision for income taxes

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. Our operations are treated as a partnership for federal tax purposes with each partner being separately taxed on its share of taxable income. However, a portion of our business is conducted through taxable U.S. corporate subsidiaries. Accordingly, a U.S. federal and state income tax provision has been reflected in the accompanying statements of operations. Certain of our operations are located outside of the U.S. and the Partnership, through its foreign subsidiaries, is responsible for income taxes in these countries.

Despite the pre-tax loss for the three months period ended June 30, 2016, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the three months period ended June 30, 2016 was negative 14.8% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Results of Operations

Six months ended June 30, 2016 compared to six months ended June 30, 2015.

	Six Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In Thousands)
Revenues:
Compression and related services	120,238	148,114	(27,876)	76.2%	64.6%	(18.8)%
Aftermarket services	18,117	23,323	(5,206)	11.5%	10.2%	(22.3)%
Equipment and parts sales	19,426	57,917	(38,491)	12.3%	25.3%	(66.5)%
Total revenues	157,780	229,354	(71,574)	100.0%	100.0%	(31.2)%
Cost of revenues:
Cost of compression and related services	61,565	74,468	(12,903)	39.0%	32.5%	(17.3)%
Cost of aftermarket services	13,897	19,063	(5,166)	8.8%	8.3%	(27.1)%
Cost of equipment and parts sales	16,577	51,261	(34,684)	10.5%	22.4%	(67.7)%
Total cost of revenues	92,039	144,792	(52,753)	58.3%	63.1%	(36.4)%
Depreciation and amortization	37,194	40,617	(3,423)	23.6%	17.7%	(8.4)%
Long-lived asset impairment	7,866	—	7,866	5.0%	—%
Selling, general and administrative expense	18,413	21,803	(3,390)	11.7%	9.5%	(15.5)%
Goodwill impairment	92,334	—	92,334	58.5%	—%
Interest expense, net	17,672	17,260	412	11.2%	7.5%	2.4%
Other expense, net	995	1,016	(21)	0.6%	0.4%	(2.1)%
Income (loss) before income taxes	(108,732)	3,866	(112,598)	(68.9)%	1.7%
Provision (benefit) for income taxes	1,297	895	402	0.8%	0.4%	44.9%
Net income (loss)	$(110,029)	$2,971	$(113,000)	(69.7)%	1.3%

Revenues

Compression and related services revenues decreased by $27.9 million compared to the corresponding prior year period primarily due to the decrease in utilization of the below -100 horsepower compression services fleet. Decreases in oil and natural gas prices compared to the corresponding prior year period have adversely impacted the demand for below-100 horsepower production enhancement compression and related services applications, including for liquids-rich resource plays and vapor recovery applications. In addition, the continued downturn in commodity prices since the prior year period has resulted in the reduction of the utilization of our medium-horsepower (101-800 HP) and high- horsepower (over 800 HP) compression and related services applications, which include natural gas gathering and transmission applications. Reductions in customer operating expenditures have also translated to less demand for aftermarket services as well, thus contributing to a $5.2 million decrease in revenues compared to the prior year period. In response to decreased demand as a result of current oil and natural gas prices, we continue to restrict our growth capital expenditure plans for 2016.

In addition to the decrease in consolidated compression and related services and aftermarket services revenues, there was a decrease of $38.5 million in revenues from the sales of equipment during the current year period, compared to the corresponding prior year period. This decrease is primarily due to a lower number of customer projects compared to prior year period, particularly projects requiring high-horsepower compressor packages. The level of revenues from equipment sales is volatile and typically difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable. As reflected by the decreased level of new equipment sales fabrication backlog as of June 30, 2016, we expect future new equipment sales revenues to continue to be decreased compared to corresponding prior year periods.

Cost of revenues

The decrease in the cost of compression and related services revenue, compared to the prior year period, was primarily due to the decreases in the associated compression and related services revenues that resulted from the overall market decline compared to the corresponding prior year period, and due to the impact of cost reduction efforts. Despite the market decline, the decrease in costs of compression and related services as a percent of associated revenues was less significant due to the impact of cost reduction efforts. The cost of compression and related services as a percentage of compression and related services revenues was 51.2% during the current year period, compared to 50.3% from the corresponding prior year period.

Cost of equipment sales revenues decreased in accordance with the decrease in associated revenues. As a result of cost reduction efforts, the costs of equipment sales as a percentage of revenues decreased slightly despite the absorption of additional period costs per sales unit for the current year period compared to the corresponding prior year period.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased $3.4 million compared to the prior year period primarily as a result of a decrease in the amortization expense. The amortization expense decrease is a result of certain intangible asset impairment charges incurred during the fourth quarter of 2015 and the first quarter of 2016 that reduced the amount of our assets subject to amortization.

Long-lived asset impairments

During the first quarter of 2016, we recorded total long-lived asset impairment charges of $7.9 million reflecting the decreased fair value for certain intangible assets as a result of decreased expected future cash flows to support their carrying value.

Selling, general and administrative expense

Selling, general and administrative expenses have decreased during the current year period compared to the corresponding prior year period. This decrease is largely due to employee expenses, including salaries, incentives, benefits, and other employee related expenses, decreasing by $3.5 million as a result of salary and headcount reduction efforts. In addition, professional fees decreased by $0.8 million and general expenses decreased $1.2 million. These decreases were partially offset by $1.6 million of increased bad debt, office, and repair and maintenance expenses. In addition, allocated costs from TETRA pursuant to our Omnibus Agreement increased approximately $0.4 million. Selling, general and administrative expense as a percentage of revenues increased compared to the corresponding prior year period, reflecting the decrease in revenues compared to the corresponding prior year period.

Goodwill impairment

The continued decrease in demand along with the approximately 46.3% decrease in our common unit price as of March 31, 2016 compared to December 31, 2015, caused a reduction in our overall fair value since December 31, 2015. When such triggering events have occurred, Financial Accounting Standards Board ("FASB")

Accounting Standards Codification ("ASC") 350-20 "Goodwill" requires that a test of goodwill impairment be performed consistent with the annual testing requirement that is required at year-end. As part of the test of goodwill impairment at quarter end, we estimated our fair value, and determined, based on this estimated value, that impairment of our goodwill was necessary, primarily due to the market factors discussed above. Accordingly, during the first quarter of 2016, we recorded a full impairment charge associated with our remaining goodwill.

Interest expense

Interest expense increased compared to the corresponding prior year period due to increased borrowings under the Credit Agreement during early 2015. As of June 30, 2016, our total net outstanding borrowing under our Credit Agreement was $231.2 million. In addition, a portion of deferred financing costs was charged to interest expense as a result of the amendment of the Credit Agreement in May 2016. (See Note B - Long-Term Debt and Other Borrowings for further discussion.) Including this current period charge of $0.7 million, interest expense during the current and prior year periods includes $2.4 million and $1.6 million, respectively, of finance cost amortization and other non-cash charges.

Other expense, net

Other expense, net, was $1.0 million during the current year period, consistent with the corresponding prior year period. Other expense for both periods consists primarily of foreign currency losses.

Provision for income taxes

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. Our operations are treated as a partnership for federal tax purposes with each partner being separately taxed on its share of taxable income. However, a portion of our business is conducted through taxable U.S. corporate subsidiaries. Accordingly, a U.S. federal and state income tax provision has been reflected in the accompanying statements of operations. Certain of our operations are located outside of the U.S. and the Partnership, through its foreign subsidiaries, is responsible for income taxes in these countries.

Despite the significant pre-tax loss for the six months period ended June 30, 2016, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the six months period ended June 30, 2016 was negative 1.2% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments during the six months period ended June 30, 2016.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and leases, which we believe will be sufficient to meet our working capital requirements during 2016. Increasingly competitive market environments, along with the continued low oil and natural gas prices, have resulted in additional challenges in each of our domestic and international business regions. Future levels of revenues and operating cash flows will continue to be negatively affected by the decreased demand for certain of our products and services during the ongoing period of low oil and natural gas prices. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating and financial measures.

Our cash flows from operating activities decreased for the six months ended June 30, 2016 when compared to the corresponding prior year period by $16.6 million, primarily as a result of decreased earnings. Cash flows used in investing activities for the six months ended June 30, 2016 decreased $53.4 million when compared to the same period in 2015, reflecting the decision to defer service fleet expansion and other capital expenditures. Cash flows used by financing activities were $25.3 million for the six months ended June 30, 2016 compared to cash flows provided by financing activities of $4.4 million in the prior year period, primarily as a result of decreased net borrowings under our Credit Agreement. A summary of our sources and uses of cash during the six month periods ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,
	2016	2015
Operating activities	$35,564	$52,202
Investing activities	(3,785)	(57,156)
Financing activities	(25,293)	4,438

We are in compliance with all covenants of our Credit Agreement as of June 30, 2016. Considering the recent amendment to our Credit Agreement, the proceeds received from our recent Private Placement of Preferred Units, and financial forecasts based on current market conditions as of August 9, 2016, we believe that despite the current industry environment and activity levels, we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through June 30, 2017. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our operations, available funds under our Credit Agreement, and funds received from the issuance of additional debt and equity securities. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Future growth in our operations, both internationally and in the U.S, may require ongoing significant capital expenditure investment. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2016 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. We have adjusted our expected capital expenditures and anticipate that our total capital expenditures during 2016 will range from $20.0 million to $25.0 million, including $10.0 million to $12.0 million of maintenance capital expenditures. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future.

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

On July 22, 2016, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. This quarterly cash distribution is to be paid on August 15, 2016 to all common unitholders of record as of the close of business on August 1, 2016.

Cash Flows

Operating Activities

Net cash from operating activities decreased by $16.6 million during the six month period ended June 30, 2016 to $35.6 million compared to $52.2 million for the corresponding prior year period. Cash provided from operating activities decreased during the first six months of 2016 primarily as a result of decreased earnings. We continue to monitor the evolving financial condition of many of our customers during this current downturn, balancing the benefits of generating operating cash flows with the risk of exposing our businesses to additional credit risk exposure. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compression packages. As reflected by the decreased demand for compression and related services and the decreased level of new equipment sales fabrication backlog as of June 30, 2016, we expect revenues to continue to be decreased compared to prior periods.

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

Investing Activities

Capital expenditures during the six month period ended June 30, 2016 decreased by $53.3 million compared to the corresponding prior year period, reflecting the deferral of a significant amount of fleet expansion and other capital expenditure projects in light of current demand levels. Total capital expenditures, net of disposals and proceeds, during the current year period of $3.8 million include $3.7 million of maintenance capital expenditures and are net of $1.9 million of non-cash cost of compression units sold. Our growth capital programs for 2016 are focused on increasing our fleet to meet customer needs. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2016 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our unitholders of record on the applicable record date and to our General Partner. During the six month period ended June 30, 2016, we distributed $25.6 million to our common unitholders and General Partner. This distribution equated to $0.3775 per common unit. On July 22, 2016, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. This cash distribution is to be paid on August 15, 2016 to all common unitholders of record as of the close of business on August 1, 2016.

Series A Convertible Preferred Units

On August 8, 2016, we entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with certain purchasers (collectively, the “Purchasers”) to issue and sell in the Private Placement an aggregate of 4,374,454 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $49.8 million. One of the Purchasers in this Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the Issue Price, aggregating $10.0 million. The Preferred Units will be classified as long-term liabilities in our consolidated balance sheet. Proceeds from the Private Placement will be used to pay additional offering expenses and reduce outstanding indebtedness.

Pursuant to the Unit Purchase Agreement, in connection with the Closing, our General Partner executed a Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the Preferred Units will be converted each month over a period of thirty months beginning in the seventh calendar month following the closing (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, the Preferred Units will convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion

Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement.

In addition, each Purchaser may convert its Preferred Units, generally on a one-for-one basis and subject to adjustment for certain splits, combinations, reclassifications or other similar transactions and certain anti-dilution adjustments, in whole or in part, at any time following May 31, 2017 so long as any conversion is not for less than $250,000 or such lesser amount, if such conversion relates to all of such Purchaser’s remaining Preferred Units. The Partnership has the right to be reimbursed for any cash distributions paid with respect to common units issued in any such optional conversion until March 31, 2018. The Preferred Units will vote on an as-converted basis with the Common Units and will have certain other rights to vote as a class with respect to any amendment to the Amended and Restated Partnership Agreement that would affect any rights, preferences or privileges of the Preferred Units, as more fully described in the Amended and Restated Partnership Agreement.

In addition, the Unit Purchase Agreement includes certain provisions regarding change of control, transfer of Preferred Units, indemnities, and other matters described in detail in the Unit Purchase Agreement. In connection with the closing, we agreed to pay a transaction fee of $1.2 million to our financial advisor for this transaction. The Unit Purchase Agreement contains customary representations, warranties and covenants of the Partnership and the Purchasers.

Bank Credit Facilities

Under our Credit Agreement, as amended, we and our CSI Compressco Sub, Inc. subsidiary are named as the borrowers and all obligations under our Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). Our Credit Agreement, as amended, includes a maximum credit commitment of $340.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The amount of borrowings under the Credit Agreement is subject to certain limitations, including borrowing limitations as a result of financial covenants.

As of August 8, 2016, and prior to the use of Preferred Unit proceeds to reduce the amount of borrowings outstanding, we have a balance outstanding under our Credit Agreement of $230.0 million, and $4.9 million letters of credit and performance bonds outstanding, leaving availability under the Credit Agreement of $105.1 million. Availability under the Credit Agreement is subject to compliance with the financial covenants and other provisions in the Credit Agreement that may limit borrowings under the Credit Agreement.

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

Borrowings under our Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 1.00% per annum. LIBOR based loans will have an applicable margin that will range between 2.00% and 3.00% per annum and base rate loans will have an applicable margin that will range between 1.00% and 2.00% per annum, each based on our consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under our Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on our consolidated total leverage ratio. We are required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

Our Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.50 to 1.0 as of June 30, 2016 and September 30, 2016; (b) 5.75 to 1 as of December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 5.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 5.25 to 1 as of June 30, 2018 and September 30, 2018, and (e) 5.00 to 1 as of December 31, 2018 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 3.5 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. At June 30, 2016, our consolidated total leverage ratio was 5.04 to 1 and our interest coverage ratio was 3.81 to 1. In addition, our Credit Agreement includes customary negative covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. In addition, the Credit Agreement requires that, among other conditions, we use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and restricts the amount of our permitted capital expenditures in the ordinary course of business during each fiscal year ranging from $25.0 million in 2016 to $75.0 million in 2019. Our Credit Agreement provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility.

We are in compliance with all covenants and conditions of our Credit Agreement as of June 30, 2016. Our continuing ability to comply with our financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants. Given the expected decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions, wage reductions, deferral of wage increases, and other efforts to reduce costs and generate cash in anticipation of the reduced demand for our products and services. We believe the steps taken have enhanced our operating cash flows and preserved our cash, and additional steps may be taken to continue to enhance our operating cash flows and preserve cash in the future. Considering the recent amendment to our Credit Agreement, the $49.8 million of net proceeds received from our recent private placement of Preferred Units, and financial forecasts based on current market conditions as of August 9, 2016, and considering the impact of recent cost reduction efforts, we believe that despite the current industry environment and activity levels, we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through June 30, 2017.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants of the Indenture as of June 30, 2016.

On August 8, 2016, in connection with the closing of the Private Placement, we entered into a Note Repurchase Agreement (the “Note Repurchase Agreement”) with Hudson Bay Fund LP pursuant to which we agreed to repurchase up to $20.0 million of our 7.25% Senior Notes. At any time and up to four times in the aggregate during the period beginning on September 12, 2016 and ending on October 12, 2016, Hudson Bay Fund LP may deliver a written notice to us indicating the applicable closing date (the “Note Repurchase Closing Date”) and the principal amount of 7.25% Senior Notes to be purchased by us. The repurchase of the 7.25% Senior Notes by us is conditioned on us receiving proceeds from the sale of additional equity securities of the Partnership, including, without limitation, additional Preferred Units or Series A Parity Securities (as defined in the Series A Preferred Unit Purchase Agreement) between August 8, 2016 and October 12, 2016. Additionally, the repurchase price on any Note Repurchase Closing Date shall not be greater than the proceeds then received by us from the sale of equity described in the preceding sentence.

Off Balance Sheet Arrangements

As of June 30, 2016, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first six months of 2016, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

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

Interest Rate Risk

Through June 30, 2016, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our Form 10-K for the year ended December 31, 2015.

Exchange Rate Risk

As of June 30, 2016, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that, except with respect to the event described below, our disclosure controls and procedures were effective as of June 30, 2016, the end of the period covered by this quarterly report.

On August 4, 2014 we completed the acquisition of our Compressor Systems, Inc. subsidiary ("CSI"). During the year ended December 31, 2015, we implemented controls and procedures related to the CSI business as part of our integration of CSI into our internal control over financial reporting processes. As reported in our Annual Report on Form 10-K filed with the SEC on March 7, 2016, we identified a material weakness with regard to our internal control over financial reporting related to our aftermarket services and parts sales revenues associated with our CSI business. Remediation steps have been implemented to establish controls over aftermarket services and parts sales and these controls will be tested beginning in the third quarter of 2016.

Other than the changes described above in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, our outstanding borrowings under our Credit Agreement were $236.0 million. In addition, we have $350 million in aggregate principal amount of our 7.25% Senior Notes outstanding. We depend on the earnings and cash flow generated by our operations to meet our debt service obligations. Payment of our debt service obligations reduces cash available for distribution to our common unitholders. The operating and financial restrictions and covenants applicable to our Credit Agreement and the 7.25% Senior Notes restrict our ability to take certain actions. Violations of these restrictions and covenants may result in a breach of, or our inability to borrow under, our Credit Agreement, including to fund distributions (if we elected to do so).

Our Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.50 to 1.0 as of June 30, 2016 and September 30, 2016; (b) 5.75 to 1 as of December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 5.50 to 1 as of December

31, 2017 and March 31, 2018; (d) 5.25 to 1 as of June 30, 2018 and September 30, 2018, and (e) 5.00 to 1 as of December 31, 2018 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 3.5 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. Access to our Credit Agreement is dependent upon our compliance with the financial ratio covenants as well as other provisions set forth in the Credit Agreement. Our Credit Agreement further provides that we may make distributions to holders of our common units, but only if there is no default under the agreement. Our ability to comply with the covenants and restrictions contained in our Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the provisions of our Credit Agreement could result in an event of default. Upon an event of default, unless waived, the lenders under our Credit Agreement would have all remedies available to secured lenders and could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, institute foreclosure proceedings against our or our subsidiaries’ assets, and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our common units could experience a partial or total loss of their investment. An event of default under our Credit Agreement could also result in an event of default under our 7.25% Senior Notes.

We are in compliance with all covenants of our Credit Agreement as of June 30, 2016. Our continuing ability to comply with our financial covenants depends largely upon our ability to generate adequate cash flow. As a result of the recent decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices beginning in 2014, and our expectation that the reduced demand will continue for an indefinite period, we have taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash. We believe the steps taken have enhanced our operating cash flows and preserved our cash, and additional steps may be taken to continue to enhance our operating cash flows and preserve cash in the future. However, considering financial forecasts based on current market conditions as of August 9, 2016, there can be no assurance that we will remain in compliance with one or more of our financial covenants of our Credit Agreement in the future.

The Series A Convertible Preferred Units issued in August 2016 are senior in right of distributions, liquidation and voting to the common units, and will result in the issuance of additional partnership common units in the future, resulting in dilution of our existing common unitholders’ ownership interests, and such dilution is potentially unlimited.

Our partnership agreement does not limit the number of additional partnership common units that we may issue at any time without the approval of our common unitholders. In addition, subject to the provisions of the Series A Preferred Unit Purchase Agreement, we may issue an unlimited number of partnership units that are senior to the common units in right of distribution, liquidation, or voting. On August 8, 2016, we issued an aggregate of 4,374,454 of Series A Convertible Preferred Units (the "Series A Preferred Units") for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of $49.8 million.

Pursuant to the Series A Convertible Unit Purchase Agreement, our general partner executed the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a new class of equity security that ranks senior to all classes or series of our equity securities with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) will receive quarterly distributions in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments, including adjustments related to any future issuances of common units below a set price. Beginning on the first Trading Day (as defined in the Amended and Restated Partnership Agreement) after the seventh calendar month following the closing date and on the first Trading Day of each calendar month thereafter for a total of thirty months (each, a “Conversion Date”), the Preferred Units will convert into common units representing limited partner interests in the partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining. We may, at our option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement.

The issuance by us of the Preferred Units will have the following effects:

•	our previously existing common unitholders’ proportionate ownership interests in us will decrease;

•	the amount of cash available for distribution on each common unit may decrease;

•	the relative voting power of our previously existing common unitholders will be diminished; and

•	the market price of the common units may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
April 1 – April 30, 2016	—	$—	N/A	N/A
May 1 – May 31, 2016	—	—	N/A	N/A
June 1 – June 30, 2016	—	—	N/A	N/A
Total	—		N/A	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1	Third Amendment to Credit Agreement dated May 25, 2016 (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on May 25, 2016 (SEC File No. 001-35195)).
10.2
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.3
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.4
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Charles B. Benge (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.5
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Anthony D. Speer (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2016 and 2015; (iii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (iv) Consolidated Statement of Partners’ Capital for the six month period ended June 30, 2016; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	August 9, 2016	By:	/s/Timothy A. Knox
Timothy A. Knox, President
Principal Executive Officer

Date:	August 9, 2016	By:	/s/Derek C. Coffie
Derek C. Coffie
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

10.1	Third Amendment to Credit Agreement dated May 25, 2016 (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on May 25, 2016 (SEC File No. 001-35195)).
10.2
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.3
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.4
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Charles B. Benge (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.5
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Anthony D. Speer (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2016 and 2015; (iii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (iv) Consolidated Statement of Partners’ Capital for the six month period ended June 30, 2016; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2016.