Form 10-Q
period 2016-09-30
CSI Compressco LP
filed 2016-11-09
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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
Yes [   ]  No [ X ]
As of November 9, 2016, there were 33,262,376 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Compression and related services	$53,103	$72,766	$173,341	$220,880
Aftermarket services	8,286	11,692	26,403	35,015
Equipment sales	9,325	44,466	28,751	102,383
Total revenues	70,714	128,924	228,495	358,278
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	26,961	35,104	88,526	109,572
Cost of aftermarket services	5,735	10,188	19,632	29,251
Cost of equipment sales	7,830	40,823	24,407	92,084
Total cost of revenues	40,526	86,115	132,565	230,907
Depreciation and amortization	17,822	20,610	55,016	61,227
Long-lived asset impairment	—	—	7,866	—
Selling, general, and administrative expense	9,279	10,469	27,692	32,272
Goodwill impairment	—	—	92,334	—
Interest expense, net	9,762	8,897	27,434	26,157
Other expense, net	9,096	818	10,091	1,834
Income (loss) before income tax provision	(15,771)	2,015	(124,503)	5,881
Provision for income taxes	200	396	1,497	1,291
Net income (loss)	$(15,971)	$1,619	$(126,000)	$4,590
General partner interest in net income (loss)	$(320)	$413	$(2,520)	$1,133
Common units interest in net income (loss)	$(15,651)	$1,206	$(123,480)	$3,457

Net income (loss) per common unit:
Basic and diluted	$(0.47)	$0.04	$(3.72)	$0.10
Weighted average common units outstanding:
Basic and diluted	33,248,794	33,185,073	33,216,245	33,163,757

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(15,971)	$1,619	$(126,000)	$4,590
Foreign currency translation adjustment	(577)	(324)	(1,496)	(2,001)
Comprehensive income (loss)	$(16,548)	$1,295	$(127,496)	$2,589

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,353	$10,620
Trade accounts receivable, net of allowances for doubtful accounts of $2,868 in 2016 and $1,973 in 2015	36,200	57,775
Inventories	45,828	49,771
Assets held for sale	729	772
Prepaid expenses and other current assets	5,248	7,262
Total current assets	101,358	126,200
Property, plant, and equipment:
Land and building	34,962	34,962
Compressors and equipment	838,447	829,877
Vehicles	11,255	12,404
Construction in progress	5,644	391
Total property, plant, and equipment	890,308	877,634
Less accumulated depreciation	(228,130)	(178,354)
Net property, plant, and equipment	662,178	699,280
Other assets:
Goodwill	—	92,402
Deferred tax asset	20	20
Intangible assets, net of accumulated amortization of $17,821 as of September 30, 2016 and $7,425 as of December 31, 2015	37,947	48,343
Other assets	—	382
Total other assets	37,967	141,147
Total assets	$801,503	$966,627
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$11,817	$12,969
Unearned income	13,538	19,074
Accrued liabilities and other	17,480	26,704
Amounts payable to affiliates	5,461	8,153
Total current liabilities	48,296	66,900
Other liabilities:
Long-term debt, net	495,691	566,658
Series A Preferred Units	88,080	—
Deferred tax liabilities	963	656
Other long-term liabilities	81	255
Total other liabilities	584,815	567,569
Commitments and contingencies
Partners' capital:
General partner interest	3,558	6,842
Common units (33,262,376 units issued and outstanding at September 30, 2016 and 33,186,155 units issued and outstanding at December 31, 2015)	174,723	333,709
Accumulated other comprehensive income (loss)	(9,889)	(8,393)
Total partners' capital	168,392	332,158
Total liabilities and partners' capital	$801,503	$966,627

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2015	$6,842	33,186	$333,709	$(8,393)	$332,158
Net loss	(2,520)	—	(123,480)	—	(126,000)
Distributions ($1.1325 per unit)	(764)	—	(37,602)	—	(38,366)
Equity compensation	—	—	2,096	—	2,096
Vesting of Phantom Units	—	76	—	—	—
Other comprehensive income (loss)	—	—	—	(1,496)	(1,496)
Balance at September 30, 2016	$3,558	33,262	$174,723	$(9,889)	$168,392

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$(126,000)	$4,590
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	55,016	61,227
Impairment of long-lived assets	7,866	—
Impairment of goodwill	92,334	—
Provision for deferred income taxes	270	1,258
Series A Preferred offering costs	3,046	—
Series A Preferred accrued paid in kind distributions	882	—
Series A Preferred fair value adjustments	7,198	—
Gain on extinguishment of debt	(540)	—
Equity compensation expense	2,236	1,659
Provision for doubtful accounts	1,627	227
Amortization of deferred financing costs	2,083	2,089
Other non-cash charges and credits	1,111	412
(Gain) loss on sale of property, plant, and equipment	(378)	(156)
Changes in operating assets and liabilities:
Accounts receivable	20,071	18,521
Inventories	(3,844)	41,242
Prepaid expenses and other current assets	1,467	73
Accounts payable and accrued expenses	(18,990)	(67,197)
Other	67	(403)
Net cash provided by operating activities	45,522	63,542
Investing activities:
Purchases of property, plant, and equipment, net	(7,602)	(75,998)
Advances and other investing activities	20	(66)
Net cash used in investing activities	(7,582)	(76,064)
Financing activities:
Proceeds from long-term debt	53,000	53,109
Payments of long-term debt	(125,800)	(5,000)
Proceeds from Series A Preferred Units, net of offering costs	77,321	—
Distributions	(38,366)	(50,956)
Other financing activities	(840)	—
Net cash used in financing activities	(34,685)	(2,847)
Effect of exchange rate changes on cash	(522)	(392)
Increase (decrease) in cash and cash equivalents	2,733	(15,761)
Cash and cash equivalents at beginning of period	10,620	34,066
Cash and cash equivalents at end of period	$13,353	$18,305
Supplemental cash flow information:
Interest paid	$31,162	$30,950
Income taxes paid	$1,085	$2,117

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
Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of September 30, 2016, and for the three and nine month periods ended September 30, 2016 and 2015, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2016.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2015, and notes thereto included in our Annual Report on Form 10-K/A, which we filed with the SEC on March 11, 2016.

Throughout 2015 and continuing into 2016, low oil and natural gas commodity prices lowered the capital expenditure and operating plans of many of our customers, creating uncertainty regarding the expected demand and pricing levels for many of our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in current capital markets is limited and costly. Accordingly, we have implemented, and continue to implement, cost reduction measures designed to lower our cost structure and improve our operating cash flows. These measures include headcount and salary reductions. We also continue to negotiate with our suppliers and service providers to reduce costs. We continue to critically review all capital expenditure activities and are deferring a significant portion of our growth capital expenditure plans until they may be justified in the future by expected activity levels. In May and November 2016, we amended the agreement governing our revolving bank credit facility (as amended, the "Credit Agreement") by, among other things, favorably adjusting the consolidated total leverage ratio, the consolidated secured leverage ratio, and the consolidated interest coverage ratio. In August 2016 and September 2016, we received a total of $77.3 million of aggregate net proceeds, after deducting certain offering expenses, from private placements of Series A Convertible Preferred Units representing limited partner interests in the Partnership (the "Preferred Units") and such net proceeds were used to pay additional offering expenses and reduce outstanding indebtedness under our Credit Agreement and our 7.25% Senior Notes. (See Note C - Series A Convertible Preferred Units for further discussion.) We believe the steps taken have enhanced our operating cash flows and liquidity, and additional steps may be taken in the future. We have reviewed our financial forecasts as of November 9, 2016 for the twelve month period subsequent to September 30, 2016, which consider the impact of recent cost reduction efforts, the amendments of our Credit Agreement, and the $77.3 million of aggregate net proceeds received from the private placement of Preferred Units. Based on this review and the current market conditions as of November 9, 2016, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through September 30, 2017.

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

Beginning with the three month period ended March 31, 2016, Parts Sales revenues and Cost of Parts Sales revenues have been reclassified as part of Aftermarket Services revenues and Cost of Aftermarket Services revenues, respectively, instead of being included with Equipment Sales revenues and Cost of Equipment Sales revenues as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period's presentation. The amounts for Parts Sales revenue are $4.7 million and $14.5 million for the three and nine month periods ended September 30, 2016, respectively, and $4.7 million and $13.9 million for the three and nine month periods ended September 30, 2015, respectively. The amounts for Cost of Parts Sales revenue are $2.8 million and $10.0 million for the three and nine month periods ended September 30, 2016, respectively, and $3.8 million and $10.5 million for the three and nine month periods ended September 30, 2015, respectively.

Cash Equivalents

We consider all highly liquid cash investments with maturities of three months or less when purchased to be cash equivalents.

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in other expense and totaled $(0.4) million and $(1.2) million during the three and nine month periods ended September 30, 2016 respectively, and $(1.0) million and $(1.8) million during the three and nine month periods ended September 30, 2015, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in progress and are stated at the lower of cost or market value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas. Components of inventories as of September 30, 2016, and December 31, 2015, are as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)
Parts and supplies	$28,219	$27,447
Work in progress	17,609	22,324
Total inventories	$45,828	$49,771

During the nine month period ended September 30, 2016, $12.0 million of work in progress inventory was transferred to Property, Plant and Equipment. We write down the value of inventory by an amount equal to the difference between its cost and its estimated market value.

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three and nine month periods ended September 30, 2016 and 2015, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations. As a result of our customers entering into compression service contracts, our revenues from rental contracts have decreased during the three and nine months ended September 30, 2016 compared to the corresponding prior year periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Rental revenue	$8,336	$21,564	$29,704	$100,058
Cost of rental revenue	$8,341	$11,107	$31,024	$53,312

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and nine month periods ended September 30, 2016 and September 30, 2015, all incremental unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive. Following the issuance of the Preferred Units, diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the date of issuance. The number of common units that may be issued upon future conversion of the Preferred Units is excluded from the calculation of diluted common units, as the impact would be antidilutive due to the net loss recorded during the three and nine month periods ended September 30, 2016.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. The assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. During 2015, and continuing into 2016, global oil and natural gas commodity prices, particularly crude oil, were significantly reduced. These low commodity prices have had, and are expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The accompanying decrease in the price of our common units during the last half of 2015 and early 2016 also resulted in an overall reduction in our market capitalization. Based on this qualitative assessment, we determined that, due to the decline in the price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital balance as of March 31, 2016, it was “more likely than not” that the fair value of our business was less than its carrying value as of March 31, 2016.

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

As of September 30, 2016, the carrying amount of goodwill is $0.0 million, after giving effect to the $233.5 million of accumulated impairment losses.

The changes in the carrying amount of goodwill are as follows:

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
	(In Thousands)
Balance, beginning of period	$92,402	$233,548
Goodwill adjustments	(92,402)	(141,146)
Balance, end of period	$—	$92,402

Impairments of Long-Lived Assets

Impairments of long-lived assets, including identified intangible assets, are determined periodically, when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs.

During the first quarter of 2016, as a result of continuing decreased demand as a result of current market conditions, we recorded impairments of $7.9 million associated with certain identified intangible assets. This amount was charged to Long-Lived Asset Impairment expense in the accompanying consolidated statement of operations.

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2016 and 2015, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Balance, beginning of period	$(9,312)	$(5,013)	$(8,393)	$(3,336)
Foreign currency translation adjustment	(577)	(324)	(1,496)	(2,001)
Balance, end of period	$(9,889)	$(5,337)	$(9,889)	$(5,337)

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

On April 19, 2016, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit on an annualized basis. This cash distribution was paid on May 13, 2016 to all common unitholders of record as of the close of business on April 29, 2016.

On July 22, 2016, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit on an annualized basis. This cash distribution was paid on August 15, 2016 to all common unitholders of record as of the close of business on August 1, 2016.

On October 21, 2016, our General Partner declared a cash distribution attributable to the quarter ended September 30, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit on an annualized basis. Also on October 21, 2016, our General Partner approved the paid-in-kind distribution of 77,149 Preferred Units attributable to the portion of the quarter ended September 30, 2016 for which the Preferred Units were outstanding, in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on November 14, 2016 to all holders of common units and Preferred Units, respectively, of record as of the close of business on November 1, 2016.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the determination of the carrying value of our Preferred Units (a Level 3 fair value measurement), which were issued in August and September 2016. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a Level 3 fair value measurement), and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at September 30, 2016 and December 31, 2015 were approximately $312.7 million and $259.9 million, respectively, based on current interest rates on those dates which were different from the stated interest rate on the 7.25% Senior Notes (a level 2 fair value measurement). Those fair values compared to aggregate principal amounts of such notes at September 30, 2016 and December 31, 2015 of $330.0 million and $350.0 million, respectively.

The Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items. These unobservable items include (i) the volatility of the trading price of our common units compared to a volatility analysis of equity prices of comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. The fair valuation of our Preferred Units liability is increased by, among other factors, projected increases in our common unit price, and by increases in the volatility and decreases in the debt yields of comparable peer companies. Increases (or decreases) in the fair value of our Preferred Units will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains).
A summary of these recurring fair value measurements as of September 30, 2016 and December 31, 2015 is as follows:

		Fair Value Measurements Using
Description	Total as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$88,080	$—	$—	$88,080
Asset for foreign currency derivative contracts	6	—	6	—
Liability for foreign currency derivative contracts	—	—	—	—
	$88,086

Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2015
(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	(14)	—	(14)	—
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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The ASU requires entities that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability. This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, and is to be applied retrospectively. Early adoption is permitted. As a result of the retrospective adoption of this guidance during the quarter ended March 31, 2016, deferred financing costs of $7.0 million and $8.4 million at September 30, 2016 and December 31, 2015, respectively, are netted against the carrying values of the 7.25% Senior Notes.

Additionally, in accordance with ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", issued in August 2015, we elected to present the deferred financing costs associated with our Credit Agreement of $4.4 million and $5.4 million at September 30, 2016 and December 31, 2015, respectively, as netted against the outstanding amount of the Credit Agreement.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13, which has an effective date of the first quarter of fiscal 2022, also applies to employee benefit plan accounting. We are currently assessing the potential effects of these changes to our consolidated financial statements and employee benefit plan accounting.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" to reduce diversity in practice in classification of certain transactions in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a retrospective transition adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30, 2016	December 31, 2015
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $4.4 million as of September 30, 2016 and $5.4 million as of December 31, 2015)	August 4, 2019	$176,567	$229,555
7.25% Senior Notes (presented net of the unamortized discount of $3.9 million as of September 30, 2016 and $4.5 million as of December 31, 2015 and unamortized deferred financing costs of $7.0 million as of September 30, 2016 and $8.4 million as of December 31, 2015)	August 15, 2022	319,124	337,103
		495,691	566,658
Less current portion		—	—
Total long-term debt		$495,691	$566,658

As a result of the retrospective adoption of ASU 2015-03 during the three months ended March 31, 2016, deferred financing costs of $13.8 million at December 31, 2015 were reclassified out of long-term other assets and are netted against the carrying values of our Credit Agreement and 7.25% Senior Notes. As of September 30, 2016, long-term debt is presented net of deferred financing costs of $11.4 million. In addition, $0.7 million and $2.1 million for the three and nine periods ended September 30, 2015 were reclassified from Other Expense, net to Interest Expense, net in the accompanying consolidated statements of operations. As of the three and nine month periods ended September 30, 2016, $0.7 million and $2.1 million, respectively, of financing costs were expensed in interest expense.

Bank Credit Facilities.

On May 25, 2016, we entered into an amendment (the "Third Amendment") to our Credit Agreement that modified certain financial covenants in the Credit Agreement. As discussed below, these financial covenants were further amended in November 2016. The Third Amendment provided for other changes related to the Credit Agreement including (i) reducing the maximum aggregate lender commitments from $400.0 million to $340.0 million; (ii) increasing the applicable margin by 0.25% with a range between 2.00% and 3.00% per annum for LIBOR-based loans and 1.00% to 2.00% per annum for base-rate loans, based on the applicable consolidated total leverage ratio; (iii) imposed a requirement that we use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; (iv) imposed a requirement to deliver on an annual basis, and at such other times as may be required, an appraisal of our compressor equipment; (v) increased the amount of equipment and real property that may be disposed of in any four consecutive fiscal quarters from $5.0 million to $20.0 million; (vi) allow the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and (vii) reduced the amount of our permitted capital expenditures in the ordinary course of business during each fiscal year from $150.0 million to an amount generally ranging from $25.0 million in 2016 to $75.0 million in 2019. As a result of the reduction of the maximum lender commitment pursuant to the Third Amendment, unamortized deferred finance costs of $0.7 million were charged to interest expense during the nine months ended September 30, 2016. Pursuant to the Third Amendment, bank fees of $0.7 million were incurred during the nine month period ended September 30, 2016 and were deferred, netting against the carrying value of the amount outstanding under our Credit Agreement.

On November 3, 2016, we entered into an additional amendment (the "Fourth Amendment") to our Credit Agreement that, among other changes, further modified certain financial covenants in the Credit Agreement. The Fourth Amendment converted the Credit Agreement from a secured revolving credit facility into an asset-based revolving credit facility ("ABL Facility"). Borrowings under the Credit Agreement, as amended, may not exceed a borrowing base equal to the sum of (i) 80% of the aggregate net amount of our eligible accounts receivable, plus (ii) 20% of the aggregate value of any eligible parts inventory, in the event we elect to include eligible parts inventory pursuant to a notice to the administrative agent, plus (iii) 80% of the net in-place eligible compressor equipment, decreased each month by the amount of associated depreciation expense, plus (iv) 80% of the cost of new eligible compressor equipment, and minus (v) the amount of any reserves established by the administrative agent in its discretion. In addition, the Fourth Amendment imposed other requirements, including requirements related to borrowing base reporting on a monthly basis and provisions to permit periodic appraisal and inspection of collateral assets. Pursuant to the Fourth Amendment, certain additional restrictive provisions ("cash dominion provisions") are imposed if an event of default has occurred and is continuing or excess availability under the ABL Facility falls below $30.0 million. The Fourth Amendment modified certain financial covenants as follows: (i) the consolidated total leverage ratio may not exceed (a) 5.75 to 1 as of September 30, 2016, (b) 5.95 to 1 as of the fiscal quarters ended December 31, 2016 through June 30, 2018; (c) 5.75 to 1 as of September 30, 2018 and December 31, 2018; and (d) 5.50 to 1 as of March 31, 2019 and thereafter. (ii) the consolidated secured leverage ratio may not exceed (a) 3.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; and (b) 3.50 to 1 as of September 30, 2018 and thereafter; and (iii) the consolidated interest coverage ratio may not fall below (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter. In addition, the Fourth Amendment reduced the maximum aggregate lender commitments from $340.0 million to $315.0 million. The Fourth Amendment provides for an increase in the applicable margin by 0.25% in the event the consolidated leverage ratio exceeds 5.50 to 1, resulting in a range for the applicable margin between 2.00% and 3.25% per annum for LIBOR-based loans and 1.00% to 2.25% per annum for base-rate loans, according to the consolidated total leverage ratio. The Fourth Amendment also amended the negative covenant regarding restricted payments (which includes distributions on our common units) by providing that no restricted payment may be made if, after giving effect to such restricted payment, the excess availability under the ABL Facility would be less than $30.0 million. As a result of the further reduction of the aggregate lender commitments pursuant to the Fourth Amendment, unamortized deferred finance costs of $0.3 million will be charged to interest expense during the three months ended December 31, 2016.

At September 30, 2016, our consolidated total leverage ratio was 4.83 to 1 (compared to 5.50 to 1 maximum as then required under the Credit Agreement), our consolidated secured leverage ratio was 1.75 to 1 (compared to 3.50 to 1 maximum as then required under the Credit Agreement) and our consolidated interest coverage ratio was 3.36 to 1 (compared to a 3.0 to 1 minimum as then required under the Credit Agreement).

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the Credit Agreement, exclude the long-term liability for the Preferred Units in the determination of total indebtedness.

As of September 30, 2016, we had a balance outstanding under our Credit Agreement of $181.0 million, and we had $7.7 million letters of credit and performance bonds outstanding thereunder, leaving a net availability under the Credit Agreement of $151.3 million. Covenants and other provisions in the Credit Agreement may limit our borrowings of amounts available under the Credit Agreement. We are in compliance with all covenants of our debt agreements as of September 30, 2016. We have reviewed our financial forecasts as of November 9, 2016 for the twelve month period subsequent to September 30, 2016, which consider the impact of recent cost reduction efforts, the Third and Fourth Amendment of our Credit Agreement, and the $77.3 million of aggregate net proceeds received from the Private Placement of Preferred Units. Based on this review and the current market conditions as of November 9, 2016, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through September 30, 2017.

7.25% Senior Notes

On August 8, 2016, in connection with the closing of the Private Placement, we entered into a Note Repurchase Agreement (the “Note Repurchase Agreement”) with Hudson Bay Fund LP pursuant to which we agreed to repurchase up to $20.0 million of our 7.25% Senior Notes due August 15, 2022 (the “7.25% Senior Notes”). Any repurchase of the 7.25% Senior Notes by us was conditioned on us receiving proceeds from the sale of additional equity securities of the Partnership, including, without limitation, additional Preferred Units or Series A Parity Securities (as defined in the Series A Preferred Unit Purchase Agreement) between August 8, 2016 and October 12, 2016. Additionally, the aggregate repurchase price of 7.25% Senior Notes could not be greater than the proceeds then received by us from the sale of equity described in the preceding sentence. For further discussion of the Preferred Units, see Note C - Series A Convertible Preferred Units.

In September 2016, we repurchased on the open market and retired $20.0 million aggregate principal amount of 7.25% Senior Notes for a purchase price of $18.8 million, at an average repurchase price of 94% of the principal amount of the 7.25% Senior Notes, plus accrued interest, utilizing a portion of the net proceeds of the sale of the Preferred Units. In connection with the repurchase of these 7.25% Senior Notes, $0.5 million of early extinguishment net gain was credited to other expense during the three month period ended September 30, 2016, representing the difference between the repurchase price and the $20.0 million aggregate principal amount of the 7.25% Senior Notes repurchased, and $0.7 million of remaining unamortized deferred finance costs and discounts associated with the repurchased 7.25% Senior Notes. In October 2016, we repurchased on the open market and retired an additional $34.1 million aggregate principal amount of 7.25% Senior Notes, for a purchase price of $32.1 million, at an average repurchase price of 94% of the principal amount of the 7.25% Senior Notes, plus accrued interest. A portion of the 7.25% Senior Notes repurchased during September and October 2016 was held by Hudson Bay Fund LP, and following the repurchase of these 7.25% Senior Notes from Hudson Bay Fund LP, the above Note Repurchase Agreement was canceled. Following the above repurchase transactions, we have $295.9 million in aggregate principal amount of our 7.25% Senior Notes outstanding.

NOTE C – SERIES A CONVERTIBLE PREFERRED UNITS

On August 8, 2016 and September 20, 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our issuance and sale in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million. Proceeds from the Initial Private Placement and Subsequent Private Placement were used to pay additional offering expenses and reduce outstanding indebtedness under our Credit Agreement and our 7.25% Senior Notes.

In connection with the closing of the Initial Private Placement, our General Partner executed a Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price (or $1.2573 per Preferred Unit annualized), subject to certain adjustments. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the Preferred Units will be converted into common units on the eighth day of each month over a period of thirty months beginning in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units will convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is potentially unlimited; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement.

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

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of September 30, 2016 was $88.1 million. Changes in the fair value during each quarterly period, including the $7.2 million increase in fair value during the third quarter of 2016 subsequent to the issuance of the Preferred Units, are charged to other expense in the accompanying consolidated statements of operations. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of September 30, 2016, the theoretical number of common units that would be issued if all of the Preferred Units were settled as of September 30, 2016 would be approximately 8.1 million common units, with an aggregate market value of $86.1 million. A $1 decrease in the average trading price per common unit would result in the issuance of approximately 0.8 million additional common units pursuant to these conversion provisions.

In addition, the Unit Purchase Agreements include certain provisions regarding change of control, transfer of Preferred Units, indemnities, and other matters described in detail in the respective Unit Purchase Agreement. In connection with the closings of the Initial and Subsequent Private Placement, we paid total transaction fees of $2.1 million to our financial advisors for these transactions. These transaction fees were charged to other expense in the accompanying consolidated statements of operations. The Unit Purchase Agreements contain customary representations, warranties and covenants of the Partnership and the purchasers.

Registration Rights Agreement. On August 8, 2016 and September 20, 2016, in connection with the closings of the Preferred Units, we entered into Registration Rights Agreements (collectively, the “Registration Rights Agreement”) with the purchasers relating to the registered resale of the common units issuable upon conversion of the Preferred Units, including any Preferred Units issued in kind pursuant to the terms of the Amended and Restated Partnership Agreement. Pursuant to the Registration Rights Agreement, we are required to file or cause to be filed a registration statement for such registered resale at our expense no later than 90 days after the closing of the Private Placement, and are required to cause the registration statement to become effective no later than 180 days after the August 8, 2016 closing, subject to certain liquidated damages set forth in the Registration Rights Agreement if such obligations are not met. Pursuant to the requirements under the Registration Rights Agreement, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on November 4, 2016.

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

Foreign Currency Derivative Contracts

As of September 30, 2016, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$2,781	19.38	10/19/2016

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of September 30, 2016 and December 31, 2015, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	September 30, 2016	December 31, 2015
		(In Thousands)
Forward sale contracts	Current assets	$6	$—
Forward purchase contracts	Current liabilities	—	$(14)
Net asset		$6	$(14)

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine month periods ended September 30, 2016, we recognized $0.1 million and $0.2 million, respectively, of net gains associated with our foreign currency derivative program, and such amounts are included in other expense, net, in the accompanying consolidated statement of operations. During the three and nine month periods ended September 30, 2015, we recognized $0.2 million and $0.4 million, respectively, of net gains in other expense, net, associated with our foreign currency derivative program.

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

Amendment to Partnership Agreement

On and effective as of August 8, 2016, in connection with the closing of the Initial Private Placement of the Preferred Units, our General Partner executed the Amended and Restated Partnership Agreement to, among other things, authorize and establish the rights and preferences of the Preferred Units. For discussion of the August 2016 issuance of the Preferred Units, see Note C - Series A Convertible Preferred Units.

TETRA and General Partner Ownership

As of September 30, 2016, TETRA's ownership interest in us was approximately 44%, with the common units held by the public representing an approximate 56% interest in us. For discussion of the purchase by TETRA of a portion of the Preferred Units, see Note C - Series A Convertible Preferred Units. Following the Initial Private Placement and Subsequent Private Placement of the Preferred Units, TETRA's ownership consists of approximately 42% of the outstanding common units, 12.5% of the outstanding Preferred Units, and an approximately 2% general partner interest, through which it holds incentive distribution rights. As Preferred Units are converted to common units, it is expected that TETRA's percentage ownership of the common units will decrease.

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

Despite the significant pre-tax losses for the three and nine month periods ended September 30, 2016, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rates for the three and nine month periods ended September 30, 2016 were negative 1.3% and negative 1.2%, respectively, primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments during the three months period ended March 31, 2016.

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

NOTE I — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $330.0 million in aggregate principal amount of the 7.25% Senior Notes as of September 30, 2016 is fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

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

Condensed Consolidating Balance Sheet
September 30, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$170	$73,124	$28,064	$—	$101,358
Property, plant, and equipment, net	—	637,995	24,183	—	662,178
Investments in subsidiaries	237,116	15,704	—	(252,820)	—
Intangible and other assets, net	—	37,622	345	—	37,967
Intercompany receivables	343,477	—	—	(343,477)	—
Total non-current assets	580,593	691,321	24,528	(596,297)	700,145
Total assets	$580,763	$764,445	$52,592	$(596,297)	$801,503

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$4,034	$35,835	$2,966	$—	$42,835
Amounts payable to affiliates	771	2,833	1,857	—	5,461
Long-term debt	319,124	176,567	—	—	495,691
Series A Preferred Units	88,080	—	—	—	88,080
Intercompany payables	—	312,013	31,464	(343,477)	—
Other long-term liabilities	362	81	601	—	1,044
Total liabilities	412,371	527,329	36,888	(343,477)	633,111
Total partners' capital	168,392	237,116	15,704	(252,820)	168,392
Total liabilities and partners' capital	$580,763	$764,445	$52,592	$(596,297)	$801,503

Condensed Consolidating Balance Sheet
December 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$6	$95,246	$30,948	$—	$126,200
Property, plant, and equipment, net	—	674,743	24,537	—	699,280
Investments in subsidiaries	371,702	13,332	—	(385,034)	—
Intangible and other assets, net	—	139,819	1,328	—	141,147
Intercompany receivables	308,064	—	—	(308,064)	—
Total non-current assets	679,766	827,894	25,865	(693,098)	840,427
Total assets	$679,772	$923,140	$56,813	$(693,098)	$966,627

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$10,468	$45,238	$3,041	$—	$58,747
Amounts payable to affiliates	44	5,357	2,752	—	8,153
Long-term debt	337,102	229,556	—	—	566,658
Intercompany payables	—	271,231	36,833	(308,064)	—
Other long-term liabilities	—	56	855	—	911
Total liabilities	347,614	551,438	43,481	(308,064)	634,469
Total partners' capital	332,158	371,702	13,332	(385,034)	332,158
Total liabilities and partners' capital	$679,772	$923,140	$56,813	$(693,098)	$966,627

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended September 30, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$64,496	$8,404	$(2,186)	$70,714
Cost of revenues (excluding depreciation and amortization expense)	—	36,814	5,898	(2,186)	40,526
Selling, general and administrative expense	1,736	7,206	337	—	9,279
Depreciation and amortization	—	17,123	699	—	17,822
Long-live asset impairment	—	—	—	—	—
Goodwill impairment	—	—	—	—	—
Interest expense, net	6,485	3,277	—	—	9,762
Other expense, net	8,781	62	253	—	9,096
Equity in net income of subsidiaries	(1,031)	(1,108)	—	2,139	—
Income before income tax provision	(15,971)	1,122	1,217	(2,139)	(15,771)
Provision (benefit) for income taxes	—	91	109	—	200
Net income (loss)	(15,971)	1,031	1,108	(2,139)	(15,971)
Other comprehensive income (loss)	(577)	(577)	(577)	1,154	(577)
Comprehensive income (loss)	$(16,548)	$454	$531	$(985)	$(16,548)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended September 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$121,106	$9,520	$(1,702)	$128,924
Cost of revenues (excluding depreciation and amortization expense)	—	80,873	6,944	(1,702)	86,115
Selling, general and administrative expense	455	9,404	610	—	10,469
Depreciation and amortization	—	19,848	762	—	20,610
Interest expense, net	6,792	2,105	—	—	8,897
Other expense, net	—	(157)	975	—	818
Equity in net income of subsidiaries	(8,866)	(401)	—	9,267	—
Income (loss) before income tax provision	1,619	9,434	229	(9,267)	2,015
Provision (benefit) for income taxes	—	568	(172)	—	396
Net income (loss)	1,619	8,866	401	(9,267)	1,619
Other comprehensive income (loss)	(324)	(324)	(324)	648	(324)
Comprehensive income (loss)	$1,295	$8,542	$77	$(8,619)	$1,295

Condensed Consolidating Statement of Operations
and Comprehensive Income
Nine Months Ended September 30, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$205,989	$31,698	$(9,192)	$228,495
Cost of revenues (excluding depreciation and amortization expense)	—	119,705	22,052	(9,192)	132,565
Selling, general and administrative expense	3,047	23,380	1,265	—	27,692
Depreciation and amortization	—	52,878	2,138	—	55,016
Long-live asset impairment	—	7,797	69	—	7,866
Goodwill impairment	—	91,574	760	—	92,334
Interest expense, net	19,447	7,987	—	—	27,434
Other expense, net	8,781	167	1,143	—	10,091
Equity in net income of subsidiaries	94,725	(3,869)	—	(90,856)	—
Income before income tax provision	(126,000)	(93,630)	4,271	90,856	(124,503)
Provision for income taxes	—	1,095	402	—	1,497
Net income	(126,000)	(94,725)	3,869	90,856	(126,000)
Other comprehensive income (loss)	(1,496)	(1,496)	(1,496)	2,992	(1,496)
Comprehensive income (loss)	$(127,496)	$(96,221)	$2,373	$93,848	$(127,496)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Nine Months Ended September 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$341,794	$31,917	$(15,433)	$358,278
Cost of revenues (excluding depreciation and amortization expense)	—	222,464	23,876	(15,433)	230,907
Selling, general and administrative expense	1,809	28,858	1,605	—	32,272
Depreciation and amortization	—	58,308	2,919	—	61,227
Interest expense, net	20,334	5,823	—	—	26,157
Other expense, net	17	(86)	1,903	—	1,834
Equity in net income of subsidiaries	(26,750)	(1,285)	—	28,035	—
Income before income tax provision	4,590	27,712	1,614	(28,035)	5,881
Provision (benefit) for income taxes	—	962	329	—	1,291
Net income	4,590	26,750	1,285	(28,035)	4,590
Other comprehensive income (loss)	(2,001)	(2,001)	(2,001)	4,002	(2,001)
Comprehensive income (loss)	$2,589	$24,749	$(716)	$(24,033)	$2,589

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(58,521)	$101,259	$2,784	$—	$45,522
Investing activities:
Purchases of property, plant, and equipment, net		(6,158)	(1,444)	—	(7,602)
Intercompany investment activity	38,366	—	—	(38,366)	—
Advances and other investing activities	—	20		—	20
Net cash provided by (used in) investing activities	38,366	(6,138)	(1,444)	(38,366)	(7,582)
Financing activities:
Proceeds from long-term debt	—	53,000	—	—	53,000
Payments of long-term debt	(18,800)	(107,000)	—	—	(125,800)
Proceeds from issuance of Series A Preferred	77,321	—	—	—	77,321
Distributions	(38,366)	—	—	—	(38,366)
Other Financing Activities	—	(840)	—	—	(840)
Intercompany contribution (distribution)	—	(38,366)	—	38,366	—
Net cash provided by (used in) financing activities	20,155	(93,206)	—	38,366	(34,685)
Effect of exchange rate changes on cash	—	—	(522)		(522)
Increase (decrease) in cash and cash equivalents	—	1,915	818	—	2,733
Cash and cash equivalents at beginning of period	—	2,711	7,909	—	10,620
Cash and cash equivalents at end of period	$—	$4,626	$8,727	$—	$13,353

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$53,846	$9,696	$—	$63,542
Investing activities:
Purchases of property, plant, and equipment, net	—	(64,472)	(11,526)	—	(75,998)
Intercompany investment activity	50,956	—	—	(50,956)	—
Advances and other investing activities	—	(66)	—	—	(66)
Net cash provided by (used in) investing activities	50,956	(64,538)	(11,526)	(50,956)	(76,064)
Financing activities:
Proceeds from long-term debt	—	53,109	—	—	53,109
Payments of long-term debt	—	(5,000)	—	—	(5,000)
Distributions	(50,956)	—	—	—	(50,956)
Intercompany contribution (distribution)	—	(50,956)	—	50,956	—
Net cash provided by (used in) financing activities	(50,956)	(2,847)	—	50,956	(2,847)
Effect of exchange rate changes on cash	—	—	(392)	—	(392)
Increase (decrease) in cash and cash equivalents	—	(13,539)	(2,222)	—	(15,761)
Cash and cash equivalents at beginning of period	—	23,342	10,724	—	34,066
Cash and cash equivalents at end of period	$—	$9,803	$8,502	$—	$18,305

NOTE J – SUBSEQUENT EVENTS

On October 21, 2016, our General Partner declared a cash distribution attributable to the quarter ended September 30, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. Also on October 21, 2016, our General Partner approved the paid-in-kind distribution of 77,149 Preferred Units attributable to the portion of the quarter ended September 30, 2016 for which the Preferred Units were outstanding, in accordance with the provisions of our partnership agreement, as amended. These distributions are to be paid on November 14, 2016 to all holders of common units, and Preferred Units, respectively, of record as of the close of business on November 1, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on March 11, 2016. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

During the third quarter of 2016 and continuing into November 2016 we have taken additional steps to further enhance our balance sheet and liquidity. In August and September 2016 we completed two private placements of our Series A Convertible Preferred Units (the "Preferred Units") for aggregate net proceeds of $77.3 million. The holders of the Preferred Units (each, a “Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the $11.43 Issue Price, subject to certain adjustments. A ratable portion of the Preferred Units will be converted into common units each month over a period of thirty months beginning in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. (For further discussion of the Preferred Units, see Cash Flows - Financing Activities section below.) In September 2016, we repurchased on the open market and retired $20.0 million aggregate principal amount of our 7.25% Senior Notes due August 15, 2022 (the “7.25% Senior Notes”) for a purchase price of $18.8 million, at an average repurchase price of 94% of the principal amount of such 7.25% Senior Notes, plus accrued interest, utilizing a portion of the net proceeds of the sales of the Preferred Units. In October 2016, we repurchased on the open market and retired an additional $34.1 million aggregate principal amount of 7.25% Senior Notes, plus accrued interest. In addition, on November 3, 2016, we entered into an amendment (the "Fourth Amendment") to the agreement governing our revolving bank credit facility (as amended, the "Credit Agreement") that, among other things, converted our bank credit facility to an asset-based lending facility and favorably adjusted the consolidated total leverage ratio and the consolidated minimum interest coverage ratio covenant. We are in compliance with all covenants of our Credit Agreement as of September 30, 2016. Each of the steps noted above is expected to enhance our liquidity position and improve our ability to maintain compliance with Credit Agreement covenants in the event current market conditions persist. The scheduled maturities of our long-term debt are August 2019 for our Credit Agreement and August 2022 for the remaining 7.25% Senior Notes.
As the challenges from the ongoing decreased demand for compression equipment and services persist, we continue to take aggressive actions to reduce costs and improve our balance sheet. While we have seen improvement in the price of oil and natural gas over the past few months, demand for production enhancement compression services continues to be decreased compared to the prior year period for each horsepower (HP) class of our compressor fleet, and has particularly affected demand for our below-100 HP compression services. Demand for high-horsepower and medium-horsepower compression services has also been impacted by the current oil and natural gas pricing, but to a lesser extent. As a result, total horsepower utilization rate as of September 30, 2016 has declined to 75.2% compared to 81.9% as of September 30, 2015, (and compared to 75.8% as of June 30, 2016) and this decrease in utilization, along with increasing downward pressure on compression services pricing, is reflected in a 27.0% decrease in compression and related services revenue during the third quarter of 2016 compared to the prior year quarter. Continued pricing pressure is expected going forward, based on current reduced overall compression industry utilization rates. In addition, the current reduced capital expenditure levels for compression projects of our customers have adversely impacted demand for our new compressor packages, resulting in a decrease in equipment sales revenues of 79.0% during the third quarter of 2016 compared to the corresponding prior year quarter. Our fabrication backlog associated with new equipment sales decreased significantly throughout 2015 and has continued to decrease during 2016, to $20.8 million as of September 30, 2016 compared to $33.6 million and $46.1 million as of December 31, 2015 and September 30, 2015, respectively. Much of this equipment sales fabrication backlog is associated with customer gas gathering and pump projects. Demand for our products and services is expected to continue to be decreased for the foreseeable future and, as a result, our future revenues and operating cash flows are expected to be adversely impacted.
In response to the current market environment, in addition to the steps described above to improve our balance sheet and liquidity, we continue to aggressively reduce operating and administrative costs and curtail our fleet growth capital expenditures. In addition to headcount and salary reductions, which have reduced operating and administrative expense levels, our capital expenditures, net of disposals and proceeds, during the first nine months of 2016 were $7.6 million compared to $76.0 million during the corresponding prior year period.

We expect that oil and gas spending and activity levels will continue to be depressed throughout the remainder of 2016 and into early 2017, however the recent modest increase in spending and activity in some of the areas where we operate may be an early indicator of possible improvement in 2017. Although our compressor fleet horsepower utilization rates have decreased throughout the first nine months of 2016 compared to the corresponding prior year period, we experienced an incrementally smaller sequential decrease in utilization in the third quarter of 2016 compared to earlier periods in the current year. The total HP of our compression services fleet exceeded 1,128,000 as of September 30, 2016, and the diversity of our compression services fleet allows us to utilize a wide range of compressor packages (from 20 HP to 2,370 HP) to provide compression services to customers. Our over-800 HP compressor fleet packages have performed at a higher utilization rate than our below-100 HP and our 101-800 HP compressor fleet packages in the current economic environment. The level of our future growth capital expenditures depends on forecasted demand for compression services. As a result of reduced demand, we are reviewing all capital expenditure plans carefully in an effort to conserve cash to fund our liquidity needs. A large portion of our reduced 2016 capital expenditures is associated with a system software development project designed to improve operating and administrative efficiencies beginning in 2017, allowing us to further reduce costs going forward. We plan to fund our capital expenditure needs through operating cash flows, borrowings under our Credit Agreement, and potentially other sources, if necessary. Our deferral of capital projects could affect our ability to compete in the future.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and nine month periods ended September 30, 2016, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, costs of compressors sold, fair value adjustments of our Preferred Units, and gain on extinguishment of debt, and excluding acquisition and transaction costs and severance. This definition conforms closely to the definition used in the financial covenant provisions in our Credit Agreement. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Net income (loss)	$(15,971)	$1,619	$(126,000)	$4,590
Provision (benefit) for income taxes	200	396	1,497	1,291
Depreciation and amortization	17,822	20,610	55,016	61,227
Impairments of long-lived assets	—	—	7,866	—
Goodwill Impairment	—	—	92,334	—
Bad debt expense attributable to bankruptcy of customer	728	—	728	—
Interest expense, net	9,762	8,897	27,434	26,157
Equity compensation	775	455	2,236	1,659
Acquisition costs	—	—	—	208
Series A Preferred transaction costs	3,046	—	3,046	—
Series A Preferred fair value adjustments	7,198	—	7,198	—
Gain on extinguishment of debt	(540)	—	(540)	—
Severance	57	43	562	287
Non-cash cost of compressors sold	890	399	2,831	605
Adjusted EBITDA	$23,967	$32,419	$74,208	$96,024

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Cash flow from operating activities	$45,522	$63,542
Changes in current assets and current liabilities	1,229	7,764
Deferred income taxes	(270)	(1,258)
Other non-cash charges	(3,715)	(2,572)
Interest expense, net	27,434	26,157
Series A Preferred accrued paid in kind distributions	(882)	—
Provision (benefit) for income taxes	1,497	1,291
Acquisition costs	—	208
Severance	562	287
Non-cash cost of compressors sold	2,831	605
Adjusted EBITDA	$74,208	$96,024

Free Cash Flow. We define Free Cash Flow as cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
Cash from operations	$9,958	$11,340	$45,522	$63,542
Capital expenditures, net of sales proceeds	(3,796)	(18,906)	(7,602)	(75,998)
Free cash flow	$6,162	$(7,566)	$37,920	$(12,456)

Adjusted EBITDA and free cash flow are financial measures that are not in accordance with U.S. generally accepted accounting principles (a "non-GAAP financial measure") and should not be considered an alternative to net income, operating income, cash flows from operating activities, or any other measure of financial performance presented in accordance with U.S. generally accepted accounting principles ("GAAP"). These measures may not be comparable to similarly titled financial metrics of other entities, as other entities may not calculate Adjusted EBITDA or Free Cash Flow in the same manner as we do. Management compensates for the limitations of Adjusted EBITDA and Free Cash Flow as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. Adjusted EBITDA and Free Cash Flow should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

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

	September 30,
	2016	2015
Horsepower
Total horsepower in fleet	1,128,329	1,160,976
Total horsepower in service	848,365	951,268
Total horsepower utilization rate	75.2%	81.9%

The following table sets forth our horsepower utilization rates by each horsepower class of our compressor fleet as of the dates shown.

	September 30,
	2016	2015
Horsepower utilization rate by class
Low horsepower (0-100)	63.3%	75.9%
Mid-horsepower (101-800)	70.3%	74.1%
High-horsepower (801 and over)	84.4%	92.8%

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
Manufacturing and Backlog. Our equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of September 30, 2016, our fabrication backlog was approximately $20.8 million, of which $18.3 million is expected to be recognized through the year ended December 31, 2016, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

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

Series A Preferred Units

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of September 30, 2016 was $88.1 million. Changes in the fair value during each quarterly period, if any, are charged to other expense, net, in the accompanying consolidated statements of operations. To calculate the estimated fair value of our Preferred Units, we utilize market information related to debt instruments, the trading price of our common units, and lattice modeling techniques. Because the Preferred Units are convertible into our common units at the option of the holder, the fair value of the Preferred Units will generally increase or decrease with the trading price of our common units, and this increase/decrease in Preferred Unit fair value will be charged/credited to earnings. Because of the volatility of market factors inherent in the estimation of the fair value of the Preferred Units, including the trading price of our common units, the volatility of our earnings may increase while the Preferred Units are outstanding. During the three month period ended September 30, 2016, the estimated fair value of the Preferred Units increased to $88.1 million, resulting in a $7.2 million charge to other expense, net.

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets, including identified intangible assets, periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Intangible assets recognized as part of the August 2014, acquisition of our Compressor Systems, Inc. subsidiary include trademark/tradename, customer relationships, and other intangible assets that are supported primarily by the estimated future cash flows of our operations. During the nine months ended September 30, 2016, we recorded $7.9 million of impairments of long-lived assets, including certain identified intangible assets. Additional impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production or pricing.

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

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In Thousands)
Revenues:
Compression and related services	$53,103	$72,766	$(19,663)	75.1%	56.4%	(27.0)%
Aftermarket services	8,286	11,692	(3,406)	11.7%	9.1%	(29.1)%
Equipment sales	9,325	44,466	(35,141)	13.2%	34.5%	(79.0)%
Total revenues	70,714	128,924	(58,210)	100.0%	100.0%	(45.2)%
Cost of revenues:
Cost of compression and related services	26,961	35,104	(8,143)	38.1%	27.2%	(23.2)%
Cost of aftermarket services	5,735	10,188	(4,453)	8.1%	7.9%	(43.7)%
Cost of equipment sales	7,830	40,823	(32,993)	11.1%	31.7%	(80.8)%
Total cost of revenues	40,526	86,115	(45,589)	57.3%	66.8%	(52.9)%
Depreciation and amortization	17,822	20,610	(2,788)	25.2%	16.0%	(13.5)%
Selling, general and administrative expense	9,279	10,469	(1,190)	13.1%	8.1%	(11.4)%
Interest expense, net	9,762	8,897	865	13.8%	6.9%	9.7%
Other expense, net	9,096	818	8,278	12.9%	0.6%	1,012.0%
Income (loss) before income taxes	(15,771)	2,015	(17,786)	(22.3)%	1.6%	(882.7)%
Provision (benefit) for income taxes	200	396	(196)	0.3%	0.3%	(49.5)%
Net income (loss)	$(15,971)	$1,619	$(17,590)	(22.6)%	1.3%	(1,086.5)%

Revenues

Compression and related services revenues decreased $19.7 million in the current year quarter compared to the corresponding prior year quarter due to overall reduced demand for our compressor services fleet. Despite improving natural gas prices during much of 2016, demand for below-100 horsepower production enhancement compression and related services applications, including for liquids-rich resource plays and vapor recovery applications, continues to be decreased compared to the prior year period. In addition, the continued downturn in commodity prices since early 2015 has resulted in the reduction of utilization of our medium-horsepower (101-800 HP) and high- horsepower (over 800 HP) compression and related services applications, which include natural gas gathering and transmission applications. Although our compressor fleet horsepower utilization rates have decreased compared to the corresponding prior year period, we experienced an incrementally smaller sequential decrease in utilization in the third quarter of 2016 compared to the prior quarter. In response to decreased demand as a result of current oil and natural gas prices, we continue to restrict our growth capital expenditure plans for 2016. Aftermarket services revenues also decreased due to decreased demand compared to the prior year quarter.

In addition to the decrease in consolidated compression and related services revenues, there was a decrease of $35.1 million in revenues from the sales of equipment during the current year quarter compared to the corresponding prior year quarter. This decrease is primarily due to a lower number of customer projects compared to the prior year quarter, particularly projects involving larger horsepower compressor packages. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable. As reflected by the decreased level of new equipment sales fabrication backlog as of September 30, 2016, we expect future new equipment sales revenues to continue to be decreased compared to corresponding prior year periods.

Cost of revenues

The decrease in the cost of compression and related services revenue compared to the prior year quarter was primarily a result of the overall market decline compared to the corresponding prior year quarter, and due to the impact of cost reduction efforts. Despite the market decline, costs of compression and related services as a percent of associated revenues was consistent with the prior year quarter due to the impact of cost reduction efforts. The cost of compression and related services as a percentage of compression and related services revenues was 50.8% and 48.2% during the current and prior year quarters, respectively.

Cost of equipment sales revenues decreased in accordance with the decrease in associated revenues. As a result of cost reduction efforts, the costs of equipment sales as a percentage of equipment sales revenues decreased despite the absorption of additional period costs per sales unit for the current year quarter compared to the corresponding prior year quarter.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased $2.8 million compared to the prior year quarter. Amortization expense decreased $1.6 million and depreciation expense decreased $1.1 million as a result of long-lived asset disposals and certain long-lived asset impairment charges incurred during the fourth quarter of 2015 and the first quarter of 2016 that reduced the amount of our assets subject to amortization and depreciation.

Selling, general and administrative expense

Selling, general and administrative expenses have decreased during the current year quarter compared to the corresponding prior year quarter. This decrease is largely due to employee expenses, including salaries, incentives, benefits, and other employee related expenses, decreasing by $1.1 million as a result of salary and headcount reduction efforts. In addition, other general expenses such as office, tax, and insurance expenses decreased by $0.8 million, and allocated cost from TETRA pursuant to our Omnibus Agreement decreased $0.5 million. These decreases were partially offset by increased bad debt and other general expenses of $0.8 million and increased professional fees of $0.4 million. Selling, general and administrative expense as a percentage of revenues increased compared to the corresponding prior year period, reflecting the decrease in revenues compared to the corresponding prior year period.

Interest expense

Interest expense increased compared to the corresponding prior year period due to increased expense associated with the Preferred Units, due to the impact of paid in kind distributions that accrue to the holders of the Preferred Units. (See Note C - Series A Convertible Preferred Units for a further discussion of the Preferred Units.) Interest expense during the current and prior year periods also includes $0.9 million and $0.8 million, respectively, of finance cost amortization and other non-cash charges. Increased interest expense in future periods as a result of paid in kind distributions on the Preferred Units is expected to be partially offset by the impact of our repurchase of $54.1 million principal amount of 7.25% Senior Notes during September and October 2016.

Other expense, net

Other expense, net, was $9.1 million during the current year quarter compared to $0.8 million during the corresponding prior year quarter. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged to other expense. As of September 30, 2016, the fair value of the Preferred Units was $88.1 million, which resulted in a non-cash charge of $7.2 million to other expense during the portion of the current year quarter that the Preferred Units were outstanding. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward. In addition, $2.1 million of offering costs for the Preferred Units which were charged to other expense during the current year period. This charge was partially offset by $0.5 million of gain on the early extinguishment of $20.0 million principal amount of our 7.25% Senior Notes during September 2016. In addition, foreign currency translation expense decreased $0.6 million during the current year quarter compared to the corresponding prior year quarter.

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

Despite the pre-tax loss for the three month period ended September 30, 2016, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the three month period ended September 30, 2016 was negative 1.3% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Results of Operations

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015.

	Nine Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In Thousands)
Revenues:
Compression and related services	$173,341	$220,880	$(47,539)	75.9%	61.7%	(21.5)%
Aftermarket services	26,403	35,015	(8,612)	11.6%	9.8%	(24.6)%
Equipment and parts sales	28,751	102,383	(73,632)	12.6%	28.6%	(71.9)%
Total revenues	228,495	358,278	(129,783)	100.0%	100.0%	(36.2)%
Cost of revenues:
Cost of compression and related services	88,526	109,572	(21,046)	38.7%	30.6%	(19.2)%
Cost of aftermarket services	19,632	29,251	(9,619)	8.6%	8.2%	(32.9)%
Cost of equipment and parts sales	24,407	92,084	(67,677)	10.7%	25.7%	(73.5)%
Total cost of revenues	132,565	230,907	(98,342)	58.0%	64.4%	(42.6)%
Depreciation and amortization	55,016	61,227	(6,211)	24.1%	17.1%	(10.1)%
Long-lived asset impairment	7,866	—	7,866	3.4%	—%
Selling, general and administrative expense	27,692	32,272	(4,580)	12.1%	9.0%	(14.2)%
Goodwill impairment	92,334	—	92,334	40.4%	—%
Interest expense, net	27,434	26,157	1,277	12.0%	7.3%	4.9%
Other expense, net	10,091	1,834	8,257	4.4%	0.5%	450.2%
Income (loss) before income taxes	(124,503)	5,881	(130,384)	(54.5)%	1.6%
Provision (benefit) for income taxes	1,497	1,291	206	0.7%	0.4%	16.0%
Net income (loss)	$(126,000)	$4,590	$(130,590)	(55.1)%	1.3%

Revenues

Compression and related services revenues decreased by $47.5 million compared to the corresponding prior year period primarily due to the overall reduced demand for our compression services fleet. Decreases in oil and natural gas prices compared to the corresponding prior year period have adversely impacted the demand for below-100 horsepower production enhancement compression and related services applications, including for liquids-rich resource plays and vapor recovery applications. In addition, the continued downturn in commodity prices since the prior year period has resulted in the reduction of the utilization of our medium-horsepower (101-800 HP) and high- horsepower (over 800 HP) compression and related services applications, which include natural gas gathering and transmission applications. However, increasing natural gas prices during the most recent current year period have resulted in some improvement in demand for some of our services compared to earlier in 2016. Reductions in customer operating expenditures have also translated to less demand for aftermarket services as well, thus contributing to an $8.6 million decrease in revenues compared to the prior year period. In response to decreased demand as a result of current oil and natural gas prices, we continue to restrict our growth capital expenditure plans for 2016.

In addition to the decrease in consolidated compression and related services and aftermarket services revenues, there was a decrease of $73.6 million in revenues from the sales of equipment during the current year period, compared to the corresponding prior year period. This decrease is primarily due to a lower number of customer projects compared to prior year period, particularly projects requiring high-horsepower compressor packages. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable. As reflected by the decreased level of new equipment sales fabrication backlog as of September 30, 2016, we expect future new equipment sales revenues to continue to be decreased compared to corresponding prior year periods.

Cost of revenues

The decrease in the cost of compression and related services revenue, compared to the prior year period, was primarily due to the decreases in the associated compression and related services revenues that resulted from the overall market decline compared to the corresponding prior year period, and due to the impact of cost reduction efforts. Despite the market decline, the decrease in costs of compression and related services as a percent of associated revenues was less significant due to the impact of cost reduction efforts. The cost of compression and related services as a percentage of compression and related services revenues was 51.1% during the current year period, compared to 49.6% from the corresponding prior year period.

Cost of equipment sales revenues decreased in accordance with the decrease in associated revenues. As a result of cost reduction efforts, the costs of equipment sales as a percentage of revenues decreased slightly despite the absorption of additional period costs per sales unit for the current year period compared to the corresponding prior year period.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased $6.2 million compared to the prior year period primarily as a result of a decrease in the amortization expense. The amortization expense decrease is a result of certain intangible asset impairment charges incurred during the fourth quarter of 2015 and the first quarter of 2016 that reduced the amount of our assets subject to amortization.

Long-lived asset impairments

During the first quarter of 2016, we recorded total long-lived asset impairment charges of $7.9 million reflecting the decreased fair value for certain intangible assets as a result of decreased expected future cash flows to support their carrying value.

Selling, general and administrative expense

Selling, general and administrative expenses decreased during the current year period compared to the corresponding prior year period. This decrease is largely due to employee expenses, including salaries, incentives, benefits, and other employee related expenses, decreasing by $4.6 million as a result of salary and headcount reduction efforts. In addition, professional fees decreased by $0.4 million, tax and insurance expense decreased by

$0.9 million, and allocated costs from TETRA pursuant to our Omnibus Agreement decreased by $0.4 million. These decreases were partially offset by $1.7 million of increased office, bad debt, repair and maintenance, and other general expenses. Selling, general and administrative expense as a percentage of revenues increased compared to the corresponding prior year period, reflecting the decrease in revenues compared to the corresponding prior year period.

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

Interest expense

Interest expense increased compared to the corresponding prior year period due to increased expense associated with the Preferred Units, due to the impact of paid in kind distributions that accrue to the holders of Preferred Units. (See Note C - Series A Convertible Preferred Units for a further discussion of the Preferred Units.) Interest expense during the current and prior year periods includes $3.2 million and $2.5 million, respectively, of finance cost amortization and other non-cash charges. Increased interest expense in future periods as a result of paid in kind distributions on the Preferred Units is expected to be partially offset by the impact of our repurchase of $54.1 million principal amount of our 7.25% Senior Notes during September and October 2016.

Other expense, net

Other expense, net, was $10.1 million during the current year period, compared to $1.8 million during the corresponding prior year period. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged to other expense. As of September 30, 2016, the fair value of the Preferred Units was $88.1 million, which resulted in a non-cash charge of $7.2 million to other expense during the portion of the current year period that the Preferred Units were outstanding. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward. In addition, $2.1 million of offering costs for the Preferred Units were charged to other expense during the current year period. This charge was partially offset by $0.5 million of gain on the early extinguishment of $20.0 million principal amount of 7.25% Senior Notes during September 2016. In addition, foreign currency translation expense decreased $0.6 million during the current year period compared to the corresponding prior year period.

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

Despite the significant pre-tax loss for the nine months period ended September 30, 2016, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the nine months period ended September 30, 2016 was negative 1.2% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments during the nine months period ended September 30, 2016.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and leases, which we believe will be sufficient to meet our working capital requirements during the remainder of 2016 and into 2017. Increasingly competitive market environments, along with the continued low oil and natural gas prices, have resulted in additional challenges in each of our domestic and international business regions. Future levels of revenues and operating cash flows will continue to be negatively affected by the decreased demand for certain of our products and services during the ongoing period of low oil and natural gas prices. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating and financial measures.

Our cash flows from operating activities decreased for the nine months ended September 30, 2016 when compared to the corresponding prior year period by $18.0 million, primarily as a result of decreased earnings. Cash flows used in investing activities for the nine months ended September 30, 2016 decreased $68.5 million when compared to the corresponding prior year period, reflecting the decision to defer service fleet expansion and other capital expenditures. Cash flows used in financing activities were $34.7 million for the nine months ended September 30, 2016 compared to cash flows used in financing activities of $2.8 million in the corresponding prior year period, primarily as a result of the repayment of a portion of the balance outstanding under our Credit Agreement and our repurchase of a portion of our 7.25% Senior Notes, offset by the proceeds received from the issuances of the Preferred Units. A summary of our sources and uses of cash during the nine month periods ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015
Operating activities	$45,522	$63,542
Investing activities	(7,582)	(76,064)
Financing activities	(34,685)	(2,847)

We are in compliance with all covenants of our Credit Agreement as of September 30, 2016. We have reviewed our financial forecasts as of November 9, 2016 for the twelve month period subsequent to September 30, 2016, which consider the impact of recent cost reduction efforts, the May and November 2016 amendments to our Credit Agreement, and the proceeds received from our private placements of Preferred Units. Based on this review and the current market conditions as of November 9, 2016, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through September 30, 2017. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our operations, funds available under our Credit Agreement, and funds received from the issuance of additional debt and equity securities. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K/A for the year ended December 31, 2015.

Future growth in our operations, both internationally and in the U.S., may require ongoing significant capital expenditure investment. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2016 and 2017 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. We have adjusted our expected capital expenditures and anticipate that our total gross capital expenditures (excluding asset disposals and associated proceeds) in 2016 will range from $19.0 million to $20.0 million, including $11.0 million to $12.0 million of maintenance capital expenditures. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future.

Our capital expenditure program consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compression services fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to increase their capabilities. Expansion capital expenditures generally result in our ability to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor package fleet or support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity and include the maintenance of existing assets and the replacement of obsolete assets. Routine repair and maintenance is charged to expense as incurred. A large portion of our 2016 capital expenditures is associated with a system software development project designed to improve operating and administrative efficiencies beginning in 2017, allow us to further reduce costs going forward.

On October 21, 2016, our General Partner declared a cash distribution attributable to the quarter ended September 30, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. Also on October 21, 2016, our General Partner approved the paid-in-kind distribution of 77,149 Preferred Units attributable to the portion of the quarter ended September 30, 2016 when the Preferred Units were outstanding, in accordance with the provisions of our partnership agreement, as amended. These quarterly distributions are to be paid on November 14, 2016 to all holders of common units and Preferred Units, respectively, of record as of the close of business on November 1, 2016.

Cash Flows

Operating Activities

Net cash from operating activities decreased by $18.0 million during the nine month period ended September 30, 2016 to $45.5 million compared to $63.5 million for the corresponding prior year period. Cash provided from operating activities decreased during the first nine months of 2016 primarily as a result of decreased earnings. We continue to monitor the evolving financial condition of many of our customers during this current downturn, balancing the benefits of generating operating cash flows with the risk of exposing our businesses to additional credit risk exposure. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compression packages. As reflected by the decreased demand for compression and related services and the decreased level of new equipment sales fabrication backlog as of September 30, 2016, we expect revenues and operating cash flows to continue to be decreased compared to prior periods.

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

Investing Activities

Capital expenditures during the nine month period ended September 30, 2016 decreased by $68.4 million compared to the corresponding prior year period, reflecting the deferral of a significant amount of fleet expansion and other capital expenditure projects in light of current demand levels. Total capital expenditures, net of disposals and proceeds, during the current year period of $7.6 million include $6.5 million of maintenance capital expenditures and are net of $2.8 million of non-cash cost of compression units sold. A large portion of our 2016 capital expenditures is associated with a system software development project designed to improve operating and administrative efficiencies beginning in 2017 and allow us to further reduce costs going forward. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2016 and 2017 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our common unitholders of record on the applicable record date and to our General Partner. In addition, our partnership agreement, as amended in August 2016, requires that, within 45 days after the end of each quarter, we make a distribution to holders of our Preferred Units of additional paid in kind Preferred Units, equal to 2.75% of the Issue Price (11% of $11.43 per Preferred Unit on an annualized basis). During the nine month period ended September 30, 2016, we distributed $38.4 million of cash distributions to our common unitholders and General Partner. This distribution equated to $1.1325 per common unit. On October 21, 2016, our General Partner declared a cash distribution attributable to the quarter ended September 30, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit on an annualized basis. Also on October 21, 2016, our General Partner approved the paid-in-kind distribution of 77,149 Preferred Units attributable to the portion of the quarter ended September 30, 2016 for which the Preferred Units were outstanding. These distributions are to be paid on November 14, 2016 to all holders of our common units and Preferred Units, respectively, of record as of the close of business on November 1, 2016.

Series A Convertible Preferred Units

On August 8, 2016 and September 20, 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our issuance and sale in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million. Proceeds from the Initial Private Placement and Subsequent Private Placement were used to pay additional offering expenses and reduce outstanding indebtedness under our Credit Agreement and our 7.25% Senior Notes.

In connection with the closing of the Initial Private Placement, our General Partner executed a Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price (or $1.2573 per Preferred Unit annualized), subject to certain adjustments. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the Preferred Units will be converted into common units on the eighth day of each month over a period of thirty months beginning in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units will convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The maximum number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is potentially unlimited; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement.

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

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of September 30, 2016 was $88.1 million. Changes in the fair value during each quarterly period, if any, are charged to other expense in the accompanying consolidated statements of operations. Charges to earnings for changes in the fair value of the Preferred Units, along with the accrual and payment of paid-in-kind distributions associated with the Preferred Units, are non-cash charges associated with the Preferred Units.

In addition, the Unit Purchase Agreement includes certain provisions regarding change of control, transfer of Preferred Units, indemnities, and other matters described in detail in the Unit Purchase Agreement. The Unit Purchase Agreement contains customary representations, warranties and covenants of the Partnership and the purchasers.

Bank Credit Facilities

Under our Credit Agreement, as amended in November 2016, we and our CSI Compressco Sub, Inc. subsidiary are named as the borrowers and all obligations under our Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). Our Credit Agreement, as amended, includes a maximum credit commitment of $315.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As a result of the amendment in November 2016, the Credit Agreement is now an asset-based facility.

As of November 8, 2016 we have a balance outstanding under our Credit Agreement of $219.0 million, and $8.0 million letters of credit and performance bonds outstanding, leaving availability under the Credit Agreement of $88.0 million. Availability under the Credit Agreement is subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment as well as subject to compliance with covenants and other provisions in the Credit Agreement that may limit borrowings under the Credit Agreement.

Our Credit Agreement is available to provide our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as we are not in default, and maintain excess availability of $30.0 million, our Credit Agreement can also be used to fund our quarterly distributions at the option of the board of directors of our General Partner (provided, that after giving effect to such distributions, we will be in compliance with the financial covenants). Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. Our Credit Agreement matures in August 2019.

Borrowings under our Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 1.00% per annum. LIBOR based loans will have an applicable margin that will range between 2.00% and 3.25% per annum and base rate loans will have an applicable margin that will range between 1.00% and 2.25% per annum, according to the applicable consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under our Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments thereunder at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on our consolidated total leverage ratio. We are required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

Our Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.75 to 1 as of September 30, 2016; (b) 5.95 to 1 as of December 31, 2016 through June 30, 2018; (c) 5.75 to 1 as of September 30, 2018 and December 31, 2018; and (d) 5.50 to 1 as of March 31, 2019 and thereafter, and (iii)

a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of (a) 3.25 to 1 as of September 30, 2016 through June 30, 2018; and (b) 3.50 to 1 as of September 30, 2018 and thereafter, calculated on a trailing four quarters basis. At September 30, 2016, our consolidated total leverage ratio was 4.83 to 1, our consolidated secured leverage ratio was 1.75 to 1, and our consolidated interest coverage ratio was 3.36 to 1. In addition, our Credit Agreement includes customary covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. In addition, the Credit Agreement requires that, among other conditions, we use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and restricts the amount of our permitted capital expenditures in the ordinary course of business during each fiscal year ranging from $25.0 million in 2016 to $75.0 million in 2019.

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the Credit Agreement, exclude the long-term liability for the Preferred Units in the determination of total indebtedness.

We are in compliance with all covenants and conditions of our Credit Agreement as of September 30, 2016. Our continuing ability to comply with our covenants depends largely upon our ability to generate adequate earnings and operating cash flow. Historically, our financial performance has been more than adequate to meet these covenants. Given the expected decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions, wage reductions, deferral of wage increases, and other efforts to reduce costs and generate cash in anticipation of the reduced demand for our products and services. We believe the steps taken have enhanced our operating cash flows and preserved our cash, and additional steps may be taken to continue to enhance our operating cash flows and preserve cash in the future. We have reviewed our financial forecasts as of November 9, 2016 for the twelve month period subsequent to September 30, 2016, which consider the impact of recent cost reduction efforts, the recent amendments to our Credit Agreement, and the $77.3 million of net proceeds received from our recent private placements of Preferred Units. Based on this review and the current market conditions as of November 9, 2016, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through September 30, 2017.

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

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the

7.25% Senior Notes to be due and payable. We are in compliance with all covenants of the Indenture as of September 30, 2016.

In September 2016, we repurchased on the open market and retired $20.0 million aggregate principal amount of 7.25% Senior Notes for a purchase price of $18.8 million, at an average repurchase price of 94% of the principal amount of the 7.25% Senior Notes, plus accrued interest, utilizing a portion of the net proceeds of the sale of the Preferred Units. In connection with the repayment of these 7.25% Senior Notes, $0.5 million of early extinguishment net gain was credited to other expense/income during the three month period ended September 30, 2016, representing the difference between the repurchase price and the $20.0 million aggregate principal amount of the 7.25% Senior Notes repurchased, and $0.7 million of remaining unamortized deferred finance costs and discounts associated with the repurchased 7.25% Senior Notes. In October 2016, we repurchased on the open market and retired an additional $34.1 million aggregate principal amount of 7.25% Senior Notes, for a purchase price of $32.1 million plus accrued interest. As of November 8, 2016, $295.9 million in aggregate principal amount of our 7.25% Senior Notes are outstanding.

Off Balance Sheet Arrangements

As of September 30, 2016, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

The table below summarizes our contractual cash obligations as of September 30, 2016:

	Payments Due
	Total	2016	2017	2018	2019	2020	2021	Thereafter
	(In Thousands)
Long-term debt	$511,000	$—	$—	$—	$181,000	$—	$—	$330,000
Interest on debt	159,857	7,862	26,206	26,206	26,206	26,206	26,206	20,965
Operating leases	4,031	1,110	2,113	701	107	—	—	—
Total contractual cash obligations(1)	$674,888	$8,972	$28,319	$26,907	$207,313	$26,206	$26,206	$350,965

(1)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known cash payment streams. These excluded amounts include approximately $88.1 million carrying value of liabilities related to the Series A Convertible Preferred Units. The preferred units are expected to be serviced and satisfied with non-cash paid-in-kind distributions and conversions to common units. See "Note C-Series A Convertible Preferred Units," in the Notes to Consolidated Financial Statements for further discussion.

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2015, and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K/A filed with the SEC on March 11, 2016. We depend on domestic and international demand for and production of natural gas and oil and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and cash available for distribution to our common unitholders to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

Through September 30, 2016, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our Form 10-K/A for the year ended December 31, 2015.

Exchange Rate Risk

As of September 30, 2016, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K/A for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that, except with respect to the event described below, our disclosure controls and procedures were effective as of September 30, 2016, the end of the period covered by this quarterly report.

On August 4, 2014 we completed the acquisition of our Compressor Systems, Inc. subsidiary ("CSI"). During the year ended December 31, 2015, we implemented controls and procedures related to the CSI business as part of our integration of CSI into our internal control over financial reporting processes. As reported in our Annual Report on Form 10-K/A filed with the SEC on March 11, 2016, we identified a material weakness with regard to our internal control over financial reporting related to our aftermarket services and parts sales revenues associated with our CSI business. Remediation steps have been implemented to establish controls over aftermarket services and parts sales and testing of these controls began in the third quarter of 2016.

Other than the changes described above in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

 There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Annual Report on Form 10-K filed with SEC on March 11, 2016, except for the following:

Deterioration of our financial ratios could result in covenant defaults under our Credit Agreement and result in decreased credit availability.

As of November 8, 2016, our outstanding borrowings under our Credit Agreement were $219.0 million. In addition, we have $295.9 million in aggregate principal amount of our 7.25% Senior Notes outstanding. We depend on the earnings and cash flow generated by our operations to meet our debt service obligations. Payment of our debt service obligations reduces cash available for distribution to our common unitholders. The operating and financial restrictions and covenants applicable to our Credit Agreement and the 7.25% Senior Notes restrict our ability to take certain actions. Violations of these restrictions and covenants may result in a breach of, or our inability to borrow under, our Credit Agreement, including to fund distributions (if we elected to do so).

Our Credit Agreement, as amended by the Fourth Amendment entered into on November 3, 2016, requires us to maintain (i) a minimum consolidated interest coverage ratio (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of (a) 2.25 to 1 as of September, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.75 to 1 as of September 30, 2016; (b) 5.95 to 1 as of December 31, 2016 through June 30, 2018; (c) 5.75 to 1 as of September 30, 2018 and December 31, 2018; and (d) 5.50 to 1 as of March 31, 2019 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of (a) 3.25 to 1 as of September 30, 2016 through June 30, 2018; and (b) 3.50 to 1 as of September 30, 2018 and thereafter, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. Access to our Credit Agreement is dependent upon our compliance with covenants as well as the borrowing base and other provisions set forth in the Credit Agreement. Our Credit Agreement contains additional restrictive provisions ("cash dominion provisions") that are imposed if an event of default has occurred and is continuing or excess availability under the asset-based revolving credit facility ("ABL Facility") falls below $30.0 million. Our Credit Agreement further provides that we may make distributions to holders of our common units, but only if there is no default under the agreement and we maintain excess availability of $30.0 million. Our ability to comply with the covenants and restrictions contained in our Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the provisions of our Credit Agreement could result in an event of default. Upon an event of default, unless waived, the lenders under our Credit Agreement would have all remedies available to secured lenders and could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, institute foreclosure proceedings against our or our subsidiaries’ assets, and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our common units could experience a partial or total loss of their investment. An event of default under our Credit Agreement could also result in an event of default under our 7.25% Senior Notes.

We are in compliance with all covenants of our Credit Agreement as of September 30, 2016. Our continuing ability to comply with covenants depends largely upon our ability to generate adequate cash flow. As a result of the recent decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices beginning in 2014, and our expectation that the reduced demand will continue for an indefinite period, we have taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash. We believe the steps taken have enhanced our operating cash flows and preserved our cash, and additional steps may be taken to continue to enhance our operating cash flows and preserve cash in the future. We have reviewed our financial forecasts as of November 9, 2016 for the twelve month period subsequent to September 30, 2016 which consider the impact of recent cost reduction efforts, the recent amendments to our Credit Agreement, and the $77.3 million of net proceeds received from our recent private placements of Preferred Units. Based on this review and the current market conditions as of November 9, 2016, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our Credit Agreement debt covenants through September 30, 2017. However, there can be no assurance that we will remain in compliance with one or more of our covenants of our Credit Agreement in the future.

The Series A Convertible Preferred Units issued in August 2016 and September 2016 are senior in right of distributions, liquidation and voting to the common units, and will result in the issuance of additional partnership common units in the future, resulting in dilution of our existing common unitholders’ ownership interests, and such dilution is potentially unlimited.

Our partnership agreement does not limit the number of additional partnership common units that we may issue at any time without the approval of our common unitholders. In addition, subject to the provisions of the Series A Preferred Unit Purchase Agreement, we may issue an unlimited number of partnership units that are senior to the common units in right of distribution, liquidation, or voting. On August 8, 2016, we issued an aggregate of 4,374,454 of Series A Convertible Preferred Units (the "Preferred Units") for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of $49.8 million. Additionally on September 20, 2016, we issued an aggregate of 2,624,672 of Preferred Units for a cash purchase price of $11.43 per Preferred Unit, resulting in total net proceeds, after deducting certain offering expenses, of $29.0 million.

Pursuant to the Series A Convertible Unit Purchase Agreement on August 8, 2016, our general partner executed the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a new class of equity security that ranks senior to all classes or series of our equity securities with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) will receive quarterly distributions in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments, including adjustments related to any future issuances of common units below a set price. Beginning on the first Trading Day (as defined in the Amended and Restated Partnership Agreement) after the seventh calendar month following the closing date and on the first Trading Day of each calendar month thereafter for a total of thirty months (each, a “Conversion Date”), the Preferred Units will convert into common units representing limited partner interests in the partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining. We may, at our option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Information with respect to unregistered sales of equity securities during the three months ended September 30, 2016 was previously provided on Current Reports on Form 8-K filed on August 8, 2016 and September 21, 2008.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 31, 2016	—	$—	N/A	N/A
August 1 – August 31, 2016	—	—	N/A	N/A
September 1 – September 30, 2016	—	—	N/A	N/A
Total	—		N/A	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

3.1
Second Amended and Restated Agreement of Limited Partnership of CSI Compressco LP, dated as of August 8, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

4.1
Registration Rights Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

4.2
Registration Rights Agreement, dated as of September 20, 2016, by and among CSI Compressco LP and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 21, 2016 (SEC File No. 001-35195)).

10.1*	Consent and Acknowledgment between CSI Compressco GP Inc and Timothy A. Knox dated August 1, 2016.
10.2
Series A Preferred Unit Purchase Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

10.3
Series A Preferred Unit Purchase Agreement, dated as of September 20, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2016 (SEC File No. 001-35195)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2016 and 2015; (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (iv) Consolidated Statement of Partners’ Capital for the nine month period ended September 30, 2016; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	November 9, 2016	By:	/s/Timothy A. Knox
Timothy A. Knox, President
Principal Executive Officer

Date:	November 9, 2016	By:	/s/Derek C. Coffie
Derek C. Coffie
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

3.1
Second Amended and Restated Agreement of Limited Partnership of CSI Compressco LP, dated as of August 8, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

4.1
Registration Rights Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

4.2
Registration Rights Agreement, dated as of September 20, 2016, by and among CSI Compressco LP and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 21, 2016 (SEC File No. 001-35195)).

10.1*	Consent and Acknowledgment between CSI Compressco GP Inc and Timothy A. Knox dated August 1, 2016.
10.2
Series A Preferred Unit Purchase Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

10.3
Series A Preferred Unit Purchase Agreement, dated as of September 20, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2016 (SEC File No. 001-35195)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2016 and 2015; (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (iv) Consolidated Statement of Partners’ Capital for the nine month period ended September 30, 2016; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2016.