Form 10-K
period 2016-12-31
CSI Compressco LP
filed 2017-02-28
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             .

COMMISSION FILE NUMBER 001-35195

CSI Compressco LP
(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-3450907
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

24955 INTERSTATE 45 NORTH
THE WOODLANDS, TEXAS	77380
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 364-2244

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS	NASDAQ GLOBAL MARKET
(TITLE OF CLASS)	(NAME OF EXCHANGE ON WHICH REGISTERED)

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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]
THE AGGREGATE MARKET VALUE OF COMMON UNITS HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $154,295,074 AS OF JUNE 30, 2016, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
THE NUMBER OF COMMON UNITS OUTSTANDING AS OF February 27, 2017 WAS 33,436,825 UNITS.
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

•	economic and operating conditions that are outside of our control, including the supply, demand, and prices of crude oil and natural gas;

•	our ability to continue to make cash distributions at the current quarterly rate after the establishment of reserves, payment of debt service and other contractual obligations;

•	our ability to comply with the financial covenants in our credit agreement and the consequences of any failure to comply with such financial covenants;

•	our existing debt levels and our flexibility to obtain additional financing;

•	our dependence upon a limited number of customers and the activity levels of our customers;

•	the levels of competition we encounter;

•	our ability to replace our contracts with customers, which are generally short-term contracts;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to acquisitions and our growth strategy, including our 2014 acquisition of Compressor Systems, Inc.;

•	the availability of adequate sources of capital to us;

•	our operational performance;

•	risks related to our foreign operations;

•	information technology risks including the risk from cyberattack;

•	the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies, and

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

We are a Delaware limited partnership formed in October 2008. We recently relocated our principal executive offices and corporate headquarters to 24955 Interstate 45 North in The Woodlands, Texas. Our phone number is 281-364-2244, and our website is accessed at www.csicompressco.com. Our common units are traded on the NASDAQ Exchange under the symbol “CCLP.”

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

Our equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. We design and fabricate natural gas reciprocating and rotary screw compressor packages up to 8,000 horsepower for sale to our customers. The compressor packages that we fabricate are sold to customers for their use in various applications including gas gathering, gas lift, carbon dioxide injection, wellhead compression, gas storage, refrigeration plant compression, gas processing, pressure maintenance, pipeline transmission, vapor recovery, gas transmission, fuel gas boosters, and coal bed methane systems. Our pump systems can be utilized in multiple applications including oil and liquids production, transfer, and pipeline transmission, as well as water injection and disposal and other systems.

Our aftermarket business provides a wide range of services to support the needs of customers who own compression equipment as well as the sale of compressor package parts and components manufactured by third-party suppliers. These services include operations, maintenance, overhaul, and reconfiguration services and may be provided under turnkey engineering, procurement and construction contracts. Our aftermarket services are provided by our factory- and internally-trained technicians in most of the major oil and natural gas producing basins in the United States.

Our long-term growth strategy includes expanding our existing businesses – through internal growth and acquisitions – both in the U.S. and in select foreign countries.

Our operations are organized into a single business segment. For financial information regarding our revenues and total assets, see Note N –Geographic Information contained in the Notes to Consolidated Financial Statements in this Annual Report.

2014 Compressor Systems, Inc. Acquisition

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of Compressor Systems, Inc. ("CSI") for $825.0 million cash (the "CSI Acquisition"). The CSI Acquisition purchase price was funded by the sale and issuance of new senior notes and common units and borrowings under our revolving credit facility. A subsidiary of TETRA purchased a portion of the new equity issued and TETRA contributed cash to maintain its approximately 2% general partner interest in us following the offering of the new common units. The issuance of the new common units, including those purchased by TETRA, together with the contribution by TETRA of additional capital to maintain its general partner interest, resulted in the net reduction of TETRA’s ownership interest in us from approximately 82% to approximately 44%. Through TETRA’s wholly owned subsidiary, CSI Compressco GP Inc., TETRA manages and controls us. As of December 31, 2016, common units held by the public represent approximately a 56% ownership interest in us.

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

Strategy to Improve Liquidity and Strengthen Our Balance Sheet in 2016

During 2016, we were proactive in preparing for changes in the market environment by managing our cost structure, reducing capital expenditures, and strengthening our balance sheet. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced activity and demand was to preserve and enhance liquidity through strategic operating and financial measures.

These efforts included:

•	In May 2016 and November 2016, we entered into amendments of the agreement governing our bank revolving credit facility by, among other things, favorably amending certain financial covenants.

•
In August 2016 and September 2016, we issued and sold newly-authorized Series A Convertible Preferred Units (the "Preferred Units") in a private placement and used the aggregate net proceeds of $76.9 million to reduce outstanding indebtedness under our bank credit facility and 7.25% Senior Notes. TETRA purchased a portion of the Preferred Units for $10.0 million.

(For detailed information on each of these items, see “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operation.")

Each of the above described liquidity and balance sheet measures was implemented to position us to be able to capitalize on growth opportunities as they arise in connection with the long-anticipated recovery of the oil and gas services industry. In early 2017, we are seeing indicators of improving demand for certain of our products and services. We intend to continue taking the actions we believe appropriate to strengthen our balance sheet and to position us financially to be able to capitalize on opportunities in the recovering market.

Products and Services

We are a provider of compression services and equipment for natural gas and oil production, gathering, transmission, processing, and storage. Natural gas compression is a mechanical process in which the pressure of a given volume of natural gas is increased to a higher pressure. It is essential to the production and movement of natural gas. Compression is typically required numerous times in the natural gas production and sales cycle, including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) in natural gas pipelines. Compression is also utilized for gas lift, an artificial lift technique for producing oil that has insufficient reservoir pressure. We fabricate and sell standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems. We also provide aftermarket compression services and sell compressor package parts and components manufactured by third-party suppliers.

Compression Services

We utilize our fleet of compressor packages to provide a variety of compression services to our customers to meet their specific requirements. Our fleet includes approximately 6,000 compressor packages that provide more than 1.1 million in aggregate horsepower, employing a wide spectrum of low-, medium-, and high-horsepower engines. We fabricate our compressor packages primarily at our fabrication facility in Midland, Texas. The horsepower of our natural gas compressor package fleet as of December 31, 2016 is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Aggregate Horsepower

0 - 100	3,904	183,100	16.4%
101 - 800	1,626	457,809	41.1%
Over 800	353	473,403	42.5%
Total	5,883	1,114,312	100.0%

Low-Horsepower (0-100 Horsepower) Compression Services. Our natural gas powered, low-horsepower compressor packages include our GasJack® packages that are relatively compact and easy to transport to our customer’s well site. We utilize our electric powered, low-horsepower VJack™ compressor packages to provide production enhancement services on wells where electric power is available. Our low-horsepower packages allow us to perform wellhead compression, fluids separation, and optional gas metering services all from one skid, thereby providing services that otherwise would generally require the use of multiple, more costly pieces of equipment. We utilize our low-horsepower compressor packages to provide production enhancement for dry gas wells and liquid-loaded gas wells and backside auto injection systems (“BAIS”). BAIS monitors tubing pressure to redirect gas flow into the casing annulus as needed to help gas wells unload liquids that hinder production. We also utilize our low-horsepower compressor packages to collect hydrocarbon vapors that are a by-product of oil production and storage (“vapor recovery”) and to reduce casing pressure of pumping oil wells to enhance oil production (“casing gas systems”).

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

High-Horsepower (Over 800 Horsepower) Compression Services. Our high-horsepower compressor packages are primarily utilized in midstream applications including natural gas gathering and centralized compression facilities. They move natural gas from individual wells or a group of wells to boost the pressure while being moved into a gathering pipeline that leads to various types of processing facilities. A significant number of these compressor packages in midstream applications also serve the dual purpose of gas lift operations by injecting a percentage of the compressed natural gas into producing oil wells. Our high-horsepower compressor packages are also used in connection with the movement of natural gas from gathering systems to storage facilities or the end user. These compressor packages feature primarily two- and three-stage compressors powered by natural gas engines over 800 horsepower and equipped with interstage cooling.

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

Compression Services Contract Terms. Prior to the CSI Acquisition, our compression services were primarily performed under service contracts using our low-horsepower compressor packages. A significant portion of these low-horsepower compression services are provided under services contracts that our legal counsel has concluded will generate qualifying income that is not subject to U.S. federal income taxes. Under these services contracts, we are responsible for providing our services in accordance with the particular specifications of a job. As owner and operator, we are responsible for operating and maintaining the equipment we utilize to provide our services. Our domestic services contracts typically have an initial term of one month and, unless terminated by us or our customers with 30-days' notice, continue on a month-to-month basis thereafter. We charge our customers a fixed monthly fee for the services provided under the contract. If the level of services we provide falls below certain contractually-specified percentages, other than as a result of factors beyond our control, our customers are generally entitled to request limited credits against our service fees. To date, these credits have been insignificant as a percentage of revenue. Although CSI's contract compression business is very similar in substance to ours, it was not conducted under service contracts. The CSI contracts typically have twelve month to twenty-four month initial terms and are month-to-month thereafter. Some customers may renew for additional twelve month extensions. Since our acquisition of CSI, we have transitioned a significant majority of CSI's pre-acquisition customer contracts to compression service contracts.

We generally own the equipment we use to provide services to our customers, and we bear the risk of loss to this equipment to the extent not caused by (i) a breach of certain obligations of the customer, primarily involving the service site and the fuel gas being supplied to us, or (ii) an uncontrolled well condition. Utilizing our proprietary, satellite telemetry-based reporting system, we remotely monitor, in real time, on most equipment, whether our services are being continuously provided at domestic customer well sites.

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

  Aftermarket Business

Through our aftermarket operations, we provide a wide range of services to support the needs of customers who own compression equipment. The services provided are primarily operation, maintenance, overhaul and reconfiguration services, which may be provided under turnkey engineering, procurement and construction contracts. We also sell engine parts, compressor package parts, and other parts manufactured by third parties that are utilized in natural gas compressor packages. We have factory- and internally-trained technicians in most of the major oil and natural gas producing basins in the United States to perform these services.

Compressor Package Fabrication Facilities and Sources of Raw Materials

At our fabrication facility in Midland, Texas, we design, engineer, and fabricate a wide spectrum of natural gas reciprocating and rotary screw compressor packages up to 8,000 horsepower, including both standard field compression equipment meeting industry standards and specialty engineered compression equipment designed for unique customer specifications. We internally fabricate skids, pressure vessels built to American Society of Mechanical Engineers code, and piping systems and integrate them with engines, compressors, and other components obtained from third-party suppliers. The compressor packages are used in our services business and they are sold to major and independent oil and natural gas exploration and production companies as well as midstream processing and transmission companies. We design, engineer, fabricate, and market high quality gas compressor packages that have a superior reputation in the industry as indicated by occasional sales to competitive fleets and to end users who have their own compressor package fabrication capabilities.

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

Market Overview and Competition

Our operations are significantly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international markets in which we operate. Beginning in 2014 and continuing throughout most of 2016, reduced prices of natural gas and oil led to declines in our customers' capital expenditure levels in the domestic and international markets in which we operate. The decline in activity in the natural gas and oil exploration and production industry resulted in reduced demand for our products and services compared to early 2014 levels, which is expected to continue. With the increase in oil and gas pricing in the second half of 2016 and in early 2017, we are seeing indicators of improving demand for certain of our products and services.

Customers

We provide services to a broad base of natural gas and oil exploration and production, midstream, pipeline transmission, and storage companies operating throughout many of the onshore producing regions of the United States. We also have operations in Latin America and certain other foreign regions. While most of our domestic services are performed throughout Texas, the San Juan Basin, the Rocky Mountain region, and the Mid-Continent region of the United States, we also have a presence in other U.S. producing regions. We continue to seek opportunities to further expand our operations into other regions in the U.S. and elsewhere in the world.

 Our service contracts are generally terminable upon thirty days’ notice after the primary term has expired. Although we enter into short-term contracts, many of our largest customers have been with us for over five years. Our most significant customer for the year ended December 31, 2016 was ConocoPhillips which accounted for approximately 11.2% of our consolidated revenues for the year. Other major customers included Anadarko, Cimarex Energy, Denbury Onshore, and Targa Resources, none of which individually accounted for more than 10% of our consolidated revenues. The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

Competition

The natural gas compression services and compressor package fabrication and sale businesses are highly competitive. We experience competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities, and adopt more aggressive pricing policies. Primary competition for our low-horsepower compression services business comes from smaller local and regional companies that utilize packages consisting of a screw or reciprocating compressor with a separate engine driver. These local and regional competitors tend to compete with us on the basis of price, as opposed to our focus on providing production enhancement value to the customer. Competition for our mid- and high-horsepower compression services business comes primarily from large national and multinational companies that may have greater financial resources than ours. Such competitors include ArchRock, AXIP Energy Services, Exterran, CDM Resource Management, J-W Power, and USA Compression. Our competition in the standard compressor package fabrication and sale markets includes several large companies and a large number of small, regional fabricators, including some of those who we compete with for compression services, as well as AG Equipment Company, Enerflex, SEC Energy Products & Services, and others. Our competition in the custom-designed market usually consists of larger companies with the ability to provide integrated projects and product support after the sale, including some of the competitors noted above. The ability to fabricate these large custom-designed packages at our facilities near the point of end-use of many customers is often a competitive advantage.

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

Backlog

Our equipment and parts sales business consists of the fabrication and sale of standard compressor packages, custom-designed compressor packages, and pump systems. Our custom-designed packages are typically greater in size and complexity than standard fabrication packages, requiring more labor, materials, and overhead resources. This business requires diligent planning of those resources and project and backlog management in order to meet the customer's desired delivery dates and performance criteria, and achieve fabrication efficiencies. As of December 31, 2016, our equipment sales backlog was approximately $21.6 million, most of which is expected to be recognized in the year ended December 31, 2017, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. This backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. This backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

Employees

As of December 31, 2016, our general partner and certain of our subsidiaries had approximately 600 full-time employees who provide services to conduct our operations. Our general partner’s U.S. employees and our employees in Canada are not subject to collective bargaining agreements. Under our Omnibus Agreement with TETRA, certain employees of TETRA and its affiliates also provide services to our general partner, us, and our subsidiaries, and we reimburse TETRA for these services. Our employees in Argentina and Mexico are subject to a collective bargaining agreement. The employees of TETRA who provide services to us in Argentina and Mexico are subject to numerous collective labor agreements. We believe that the various employers of these employees have good relations with these employees and we have not experienced work stoppages in the past.

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

Related Party Agreements

Under our Omnibus Agreement with TETRA, our general partner provides all personnel and services reasonably necessary to manage our operations and conduct our business other than in Mexico and Argentina and certain of TETRA’s Latin American subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American business. In addition, under the Omnibus Agreement, TETRA provides corporate and general and administrative services requested by our general partner including certain legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Pursuant to the Omnibus Agreement, we reimburse our general partner and TETRA and its subsidiaries for services they provide to us. In January 2017, we and TETRA agreed that our reimbursement for corporate general and administrative services performed by TETRA during the fourth quarter of 2016 would be paid using common units rather than cash. We may sometimes refer herein to the personnel of our general partner, TETRA, and its subsidiaries who provide services for the conduct of our business as “our personnel” or other similar references.

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

The Omnibus Agreement, as amended in June 2014 to extend its term, will terminate (other than the indemnification obligations contained therein) upon the earlier to occur of a change of control of the general partner or TETRA or upon any party providing at least 180 days' prior written notice of termination.

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
The reduction in natural gas and oil prices that began in 2014 and continued through 2015 and 2016 is expected to continue to result in declining demand for certain of our products and services compared to 2014 levels, which may reduce our cash available for distribution. U.S. natural gas prices in 2016 were the lowest in nearly 20 years, with Henry Hub prices ranging from a low of $1.49 per million British thermal units (“MMBtu”) in March 2016 to a high of $3.80 per MMBtu in December 2016, although prices have more than doubled since March 2016. The Henry Hub price for natural gas as of February 21, 2017 was $2.56 per MMBtu. Although crude oil prices were volatile early in 2016, with West Texas Intermediate oil prices ranging from a nearly 13-year low of $26.19 per barrel in February 2016 to a high of $54.01 per barrel in December 2016, prices steadily increased to their strongest level in 18 months by the end of 2016. U.S. natural gas and oil prices are steadily climbing and the sector is regaining a sense of optimism, however if oil and natural gas prices in 2017 remain at the current decreased price relative to 2014 or further decline, this may further negatively affect the operating cash flows and exploration and development activities and plans of many of our customers and continue to have a negative impact on the demand for our compression products and services.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to our common unitholders at the current quarterly distribution rate.

Under the terms of our partnership agreement, the amount of cash otherwise available for distribution is reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements, and future cash distributions to our common unitholders. As a result of the decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices since 2014, we have taken strategic cost reduction efforts, including headcount reductions, deferral of wage increases, wage reductions, workweek reductions, and other efforts to reduce costs and generate cash. On January 20, 2017, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2016, of $0.3775 per common unit, consistent with the prior quarter. In order to make cash distributions at this current distribution rate of $0.3775 per common unit per quarter, or $1.51 per common unit per year, we will require available cash of approximately $12.9 million per quarter, or $51.5 million per year, based on the number of common units outstanding as of February 28, 2017. As a result of the issuance of the Preferred Units during 2016, and as Preferred Units convert into common units beginning in 2017, more distributable cash will be required to maintain the current distribution rate per common unit. We may not have sufficient available cash each quarter to enable us to make cash distributions at the current quarterly distribution rate under our cash distribution policy, or any distribution at all. The amount of cash we can distribute to our common unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter-to-quarter based on, among other things, the risks described in this section.

Many of our operating expenses have been volatile and may continue to be volatile or increase in the future. To the extent our efforts to contain these costs are not successful, our generation of operating cash flows to fund our quarterly distributions will be negatively affected.

Failure to comply with the financial ratios in our Credit Agreement could result in defaults under our Credit Agreement and result in decreased credit availability and reduced distributions.

Our Credit Agreement provides us with an asset-based revolving credit facility with a borrowing capacity of up to $315 million, subject to borrowing base requirements. As of December 31, 2016, our consolidated balance sheet includes $504.1 million carrying value of long-term debt consisting of (i) $217.5 million carrying value under the Credit Agreement and (ii) $286.6 million carrying value of 7.25% Senior Notes issued pursuant to an Indenture dated as of August 4, 2014 with U.S. Bank National Association, as trustee (the "Indenture"). Debt service costs related to our outstanding long-term debt represents a significant use of our operating cash flow and could increase our vulnerability to general adverse economic and industry conditions. Payment of our debt service obligations reduces cash available for distribution to our common unitholders. Any breach of, or our inability to borrow under, our Credit Agreement, could impact our ability to fund distributions (if we elected to do so), among other adverse impacts.

Our Credit Agreement, as amended in November 2016, contains financial ratio covenants requiring us to maintain; (i) a minimum interest coverage ratio which is a ratio of a defined measure of earnings to interest, both measured over the trailing twelve months) of (A) 2.25 to 1 at the end of the fiscal quarters ending during the period from and including December 31, 2016 through June 30, 2018, (B) 2.50 to 1 at the end of the fiscal quarters ending during the period from and including September 30, 2018 and December 31, 2018, and (C) 2.75 to 1 at the end of the fiscal quarters ending during the period from and including March 31, 2019 and thereafter; (ii) a maximum total leverage ratio (which is a ratio of a defined measure of debt to a defined measure of earnings, both measured over the trailing twelve months) of (A) 5.95 to 1 at the end of the fiscal quarters ending during the period from and including December 31, 2016 through June 30, 2018, (B) 5.75 to 1 at the end of the fiscal quarters ending during the period from and including September 30, 2018 and December 31, 2018, and (C) 5.50 to 1 at the end of the fiscal quarters ending during the period from and including March 31, 2019 and thereafter; and (iii) a maximum secured leverage ratio (which is a ratio of a defined measure of secured debt to a defined measure of earnings, both measured over the trailing twelve months) of (A) 3.25 to 1 at the end of the fiscal quarters ending during the period from and including December 31, 2016 through June 30, 2018, and (B) 3.50 to 1 at the end of the fiscal quarters ending during the period from and including September 30, 2018 and thereafter. Continued access to our Credit Agreement is dependent upon our compliance with financial ratio covenants as well as the borrowing base and other provisions set forth in the Credit Agreement. Our Credit Agreement contains additional restrictive provisions ("cash dominion provisions") that are imposed if an event of default has occurred and is continuing or "excess availability" falls below $30.0 million. Our Credit Agreement and the 7.25% Senior Notes also include covenants that restrict our ability to take certain actions or engage in certain transactions.

Our Credit Agreement provides that we may make distributions to holders of our common units, but only if there is no default under the Credit Agreement and we maintain excess availability of $30.0 million. Our ability to comply with the covenants and restrictions contained in our Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the provisions of our Credit Agreement could result in an event of default. Upon an event of default, unless waived, the lenders under our Credit Agreement would have all remedies available to secured lenders and could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, institute foreclosure proceedings against us or our subsidiaries’ assets, and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our common units could experience a partial or total loss of their investment. An event of default under our Credit Agreement could also constitute an event of default under our 7.25% Senior Notes.

We are in compliance with all covenants of our Credit Agreement as of December 31, 2016. Our continuing ability to comply with covenants depends largely upon our ability to generate adequate cash flow. As a result of the recent decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices beginning in 2014, we have taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash. We believe the steps taken have enhanced our operating cash flows and preserved our cash, and additional steps may be taken to continue to enhance our operating cash flows and preserve cash in the future. We have reviewed our financial forecasts as of February 28, 2017 which considers the impact of recent cost reduction efforts, the recent amendments to our Credit Agreement, and the $76.9 million of net proceeds received from our recent private placements of Preferred Units. Based on this review and the current market conditions as of February 28, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our Credit Agreement debt covenants through February 28, 2018. However, there can be no assurance that we will remain in compliance with one or more of our covenants of our Credit Agreement in the future.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2016, we had approximately $222.0 million outstanding under our Credit Agreement and $295.9 million aggregate principal amount outstanding under our 7.25% Senior Notes. As of February 27, 2017, the amount outstanding under our Credit Agreement had increased to approximately $241.0 million out of a maximum borrowing capacity of $315.0 million under our Credit Agreement.

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

The loss of any of our most significant customers would result in a decline in our revenue and cash available to pay distributions to our common unitholders.

Our five most significant customers collectively accounted for approximately 27.12% of our 2016 revenues. Our services and products are provided to these customers pursuant to equipment sales or short-term contract compression services agreements, many of which are cancellable with 30-days' notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

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

Our Credit Agreement provides for floating rate borrowings that bear interest at an agreed upon percentage rate spread above LIBOR or a base rate. As of February 27, 2017, we had approximately $241.0 million of borrowings outstanding, including $2.3 million of letters of credit and performance bonds. Accordingly, our cash flows and results of operations are subject to interest rate risk exposure associated with the level of variable rate borrowings outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase (even if the amount borrowed remained the same). A 1.0% increase in interest rates on the borrowings outstanding under our Credit Agreement would cost us approximately $2.4 million in additional annual interest expense.

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

A significant portion of our revenues is derived from the sales of compressor packages and pump systems. During 2016, we reported revenues of $53.3 million from the sale of compressor packages. As of December 31, 2016, we had a compressor package and pump system sales order backlog of $21.6 million, which compared to $33.6 million as of December 31, 2015. Demand to purchase our compressor packages and pump systems is also affected by numerous factors, including the prices of natural gas and oil and the level of capital spending by our customers. A change in our business strategy or any of these factors could cause cash flows from the sale of compressor packages and pump systems to decrease.

The CSI Acquisition substantially changed the scope and size of our operations and business.

The CSI Acquisition substantially expanded the scope and size of our operations and business. Prior to the CSI Acquisition, we fabricated and provided services utilizing small horsepower wellhead compression packages, with total fleet horsepower of approximately 187,000 horsepower as of June 30, 2014. CSI has more and a broader range of contract compression equipment and the acquisition has resulted in our aggregate fleet horsepower as of December 31, 2016 increasing to approximately 1.1 million horsepower. Additionally, CSI has much larger equipment fabrication operations and provides aftermarket services that we have not historically provided. We may not be able to fully and efficiently integrate CSI’s operations into our operations or to realize the expected economic benefits of the CSI Acquisition.

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

We distribute to our common unitholders all of our available cash after paying expenses and establishing desired reserves. As of December 31, 2016, our total cash balance was $20.8 million. If our cash balances are insufficient to fund future growth opportunities, we plan to rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund such growth. To the extent we are unable to efficiently finance growth externally, our cash distribution policy will significantly impair our ability to grow. To the extent we issue additional partnership units in connection with our growth, the payment of distributions on those additional partnership units may increase the risk that we will be unable to maintain or increase our per-unit distribution. There are no limitations in our partnership agreement or our Credit Agreement on our ability to issue additional common units.

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

Our operations in Argentina expose us to the changing economic, legal, and political environment in that country, including changing regulations governing the repatriation of cash generated from our operations in Argentina.

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

As a result of our operations in Argentina, consolidated revenues and operating cash flow generated in Argentina have increased over the past three years. As of December 31, 2016, approximately $2.5 million of our consolidated cash balance is located in bank accounts in Argentina, and the process of repatriating this cash to the U.S. is subject to increasingly complex regulations. There can be no assurances that our growing Argentinian operations will not expose us to the loss of liquidity, foreign exchange losses, and other potential financial impacts.

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
Further changes in the economic environment could result in further significant impairments of certain of our long-lived assets.

Throughout 2016, and particularly during the first half of the year, lower oil and natural gas commodity prices have resulted in a decreased demand for certain of our products and services. Specifically, demand for low-horsepower wellhead compression services and for sales of compressor equipment have decreased significantly and are expected to continue to be decreased for the foreseeable future. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on oil and gas drilling and capital expenditure activity, which affects the demand for a portion of our products and services. During 2016, primarily as a result of the significant decreases in oil and natural gas prices, we recorded certain consolidated long-lived asset impairments of approximately $10.2 million. Further changes in the economic environment could result in decreased demand for our products and services, which could impact the expected utilization rates of our compressor package fleet. Under generally accepted accounting principles, we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings.

Anticipated benefits from our system software development project currently in progress may not be fully realizable and may prove more costly than planned.

During 2016, we initiated a system software development project designed to improve operating and administrative efficiencies and allow us to further reduce costs beginning in 2017. This software development project is intended to align the administrative and operations systems of our entire organization and is designed to integrate the operations of CSI with our existing system environment. As of December 31, 2016, the cost for this system software development project incurred was approximately $6.6 million and total cost is expected to be $12.7 million, a portion of which may extend into 2018. There is a risk that this software development project will not accomplish all of its desired efficiencies due to software limitations, operational complexities, cost and timing constraints, and other factors. In addition, there is a risk that the total cost of the software development project may exceed our estimates, resulting in additional use of cash resources.

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

The EPA has determined that “greenhouse gases” ("GHGs") present an endangerment to public health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act ("CAA"). Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. The EPA rules regulate GHG emissions under the CAA and require a reduction in emissions of GHGs from motor vehicles and from certain large stationary sources as well as requiring so-called “green” completions at hydraulically fractured natural gas wells beginning in 2015. The EPA also requires the annual reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, as well as from certain oil and gas production facilities.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our facilities and operations could require us to incur costs. Further, Congress has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our products and services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and cause us to incur costs in preparing for or responding to those effects.

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

We disclosed a material weakness in our internal control over financial reporting as of December 31, 2015, and if we have other material weaknesses or significant deficiencies in our internal control over financial reporting our business may be adversely affected.

As disclosed in Item 9A of this Annual Report, as of December 31, 2015, management identified certain deficiencies in our internal control over financial reporting relating to accounting for the recognition of aftermarket services revenues. A material weakness is a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Although this material weakness was remediated during 2016, a future material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate information. If additional material weaknesses or significant deficiencies in our internal control occur in the future, we may not be able to timely or accurately report our results of operations or maintain effective disclosure controls and procedures. If we are unable to report financial information timely or accurately, or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions, securities litigation, debt rating agency downgrades or rating withdrawals, any one of which could adversely affect the valuation of our common units and our business prospects.

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

Our partnership agreement does not limit the number of additional partnership common units that we may issue at any time without the approval of our common unitholders. In addition, subject to the provisions of the Series A Preferred Unit Purchase Agreement, we may issue an unlimited number of partnership units that are senior to the common units in right of distribution, liquidation, or voting. On August 8, 2016, we issued an aggregate of 4,374,454 of the Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of $49.8 million. Additionally, on September 20, 2016, we issued an aggregate of 2,624,672 of Preferred Units for a cash purchase price of $11.43 per Preferred Unit, resulting in total net proceeds, after deducting certain offering expenses, of $29.0 million.

Pursuant to the Series A Convertible Unit Purchase Agreement on August 8, 2016, our general partner executed the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a new class of equity security that ranks senior to all classes or series of our equity securities with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) will receive quarterly distributions in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments, including adjustments related to any future issuances of common units below a set price, and any quarterly distributions on our common units in excess of $0.3775 per common unit. In the event we fail to pay in full any quarterly distribution in additional Preferred Units, then until such failure is cured we are prohibited from making any distributions on our common units. Beginning on March 8, 2017 and on the first Trading Day (as defined in the Amended and Restated Partnership Agreement) of each calendar month thereafter for a total of thirty months (each, a “Conversion Date”), the Preferred Units will convert into common units representing limited partner interests in the partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining. We may, at our option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement.

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

On January 20, 2017, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. This cash distribution was paid on February 14, 2017 to all common unitholders of record as of the close of business on February 1, 2017. The amount of quarterly distributions is determined based on a variety of factors, including our estimates of cash needs to fund our future operating, investing, and debt service requirements. Our estimates of these future cash requirements are used in the determination of available cash, as defined in our Partnership Agreement. During the current period of low oil and natural gas pricing, we will continue to monitor the uncertain levels of cash flows from operating activities and the levels of cash flows from investing activities necessary to maintain our equipment fleet, and use these estimates in the determination of the levels of our future quarterly distributions. During the current period of low oil and natural gas pricing, there can be no assurance that our quarterly distributions will increase from this reduced amount per common unit, or that there will not be further decreases in the amount of distributions in the future.

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

Our common unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66.7% of all outstanding common units is required to remove our general partner. As of February 28, 2017, our general partner and its affiliates, owns 42.6% of our aggregate outstanding common units.

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

If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of February 28, 2017, our general partner and its affiliates own an aggregate of 42.6% of our common units.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of TETRA). As of February 28, 2017, our general partner and its affiliates own an aggregate of 42.6% of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted, including as a result of fundamental tax reform. Any such changes could negatively impact the value of an investment in our common units and the amount of cash available for distribution to our unitholders.

In addition, final Treasury Regulations under Section 7704(d)(1)(E) of the Code recently published in the Federal Register interpret the scope of the qualifying income requirement for publicly traded partnerships by providing industry-specific guidance. We do not believe the final Treasury Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

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

Approximately 13.0% of our consolidated revenues for the year ended December 31, 2016, was generated in non-U.S. jurisdictions, primarily Mexico, Canada, and Argentina. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional taxes being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated taxes being imposed in jurisdictions in which we are organized or from which we receive income and further reducing the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

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

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under these new rules, unless we are eligible to (and do) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.

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

We prorate our items of income, gain, loss, and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, these regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change our allocation of items of income, gain, loss, and deduction among our unitholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2016, we owned a fabrication facility in Midland, Texas, a facility in Oklahoma City, Oklahoma, and additional service facilities in North Dakota, Oklahoma, Texas, and Utah. We lease 32 additional service facilities in Alabama, California, Colorado, Louisiana, New Mexico, Ohio, Oklahoma, Texas, Wyoming, and foreign locations in Argentina, Canada, and Mexico. We lease a number of storage facilities located across the geographic markets we serve. We utilize TETRA’s facilities in Texas as our headquarters office. Our primary assets include our fleet of compression and other equipment. See Item 1 Business - Compression Services, for a discussion and description of our compressor fleet. All obligations under our bank revolving credit facility are secured by a first-lien security interest in substantially all of our assets, including our equipment fleet and our fabrication facilities in Midland, Texas and Oklahoma City, Oklahoma, but excluding other real property assets.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Price Range of Common Units and Cash Distributions

Our common units are traded on the NASDAQ Global Market under the symbol “CCLP.” As of February 28, 2017, there were 36 holders of record of the common units. The following table sets forth the high and low sale prices of the common units and cash distributions to common unitholders for each calendar quarter during the two years ended December 31, 2016, as reported by the NASDAQ.

	High	Low	Cash Distribution per Common Unit(1)
2015
First Quarter	$19.40	$12.70	$0.4950
Second Quarter	22.15	16.11	0.5000
Third Quarter	17.99	11.60	0.5025
Fourth Quarter	15.27	10.10	0.3775
2016
First Quarter	$11.81	$3.74	$0.3775
Second Quarter	10.00	5.17	0.3775
Third Quarter	10.84	7.39	0.3775
Fourth Quarter	11.66	8.63	0.3775

(1)	Represents cash distributions attributable to the quarter and paid in the following calendar quarter.

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

Common Units. We pay quarterly distributions to the holders of common units to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cash payments to our general partner and its affiliates. For the fourth quarter of 2016 we paid a distribution of $0.3775 per common unit, or $1.5100 on an annualized basis. As a result, no payments are due under our incentive distribution rights to our general partner in connection with this quarterly distribution. (See discussion of incentive distribution rights below.) There is no guarantee that we will continue to pay the current quarterly distribution on the common units. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2016 totaled $1.5100 per common unit. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” for a discussion of provisions included in our revolving credit facility that restrict our ability to make distributions.

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

Series A Convertible Preferred Units. We are required to make quarterly distributions to our Preferred Unitholders. The holders of Preferred Units are entitled to receive quarterly distributions in kind in additional Preferred Units, equal to an annual rate of 11.00% of the issue price ($1.2573 per unit annualized), subject to certain adjustments related to any future issuances of common units below a set price and any quarterly distributions on our common units in excess of $0.3775 per common unit. In the event we fail to pay in full any quarterly distribution in additional Preferred Units, then until such failure is cured we are prohibited from making any distributions on our common units.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
Oct 1 – Oct 31, 2016	—		N/A	N/A
Nov 1 – Nov 30, 2016	–	–	N/A	N/A
Dec 1 – Dec 31, 2016	–	–	N/A	N/A
Total	—		N/A	N/A

Securities Authorized for Issuance under Equity Compensation Plans.

See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information regarding our equity compensation plans as of December 31, 2016.

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report. Please read “Item 1A. Risk Factors” for a discussion of the material uncertainties that might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. During 2016 and 2015, we recorded significant impairments of long-lived assets and goodwill. On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of CSI for $825.0 million cash, a portion of which was financed through the issuance of additional common units and through the issuance of long-term debt. For periods after August 4, 2014, our results of operations include the operations of CSI.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except Per Unit Amounts)
Income Statement Data
Revenues	$311,363	$457,641	$282,647	$121,301	$108,582
Cost of revenues	191,260	290,660	174,667	68,116	57,500
Depreciation and amortization expense	72,123	81,838	40,880	14,349	13,227
Impairments of long-lived assets	10,223	11,797	278	293	—
Selling, general, and administrative expenses	36,222	43,479	32,100	17,467	17,270
Goodwill impairment	92,334	139,444	—	—	—
Interest expense, net	38,055	34,964	14,240	617	122
Series A Preferred fair value adjustment	5,036	—	—	—	—
Other expense, net	2,383	2,190	10,396	634	779
Income (loss) before income tax provision	(136,273)	(146,731)	10,086	19,825	19,684
Net income (loss)	$(138,138)	$(146,630)	$11,258	$17,567	$16,331
Net income (loss) per common unit, basic	$(4.07)	$(4.36)	$0.47	$1.11	$1.04
Weighted average common units outstanding, basic	33,262,376	33,169,413	18,928,640	9,230,876	9,163,798
Net income (loss) per common unit, diluted	$(4.07)	$(4.36)	$0.47	$1.10	$1.03
Weighted average common units outstanding, diluted	33,262,376	33,169,413	18,928,640	9,305,066	9,193,407

	December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Balance Sheet Data
Working capital	$52,090	$59,300	$91,215	$34,151	$32,405
Total assets	786,140	966,627	1,217,051	224,107	217,550
Long-term debt	504,090	566,658	523,351	28,957	9,814
Partners' capital	143,249	332,158	550,281	173,716	182,250

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
Business Overview

During the third and fourth quarter of 2016, we took additional steps to further enhance our balance sheet and liquidity. In August and September 2016, we completed two private placements of our Series A Convertible Preferred Units (the "Preferred Units") for aggregate net proceeds of $76.9 million. The holders of the Preferred Units (each, a “Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the $11.43 Issue Price, subject to certain adjustments. A ratable portion of the Preferred Units will be converted into common units each month over a period of thirty months beginning in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated

Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. (For further discussion of the Preferred Units, see Cash Flows - Financing Activities section below.) In September and October 2016, we repurchased on the open market and retired $54.1 million aggregate principal amount of our 7.25% Senior Notes due August 15, 2022 (the “7.25% Senior Notes”) for a purchase price of $50.9 million, at an average repurchase price of 94% of the principal amount of such 7.25% Senior Notes, plus accrued interest, utilizing a portion of the net proceeds of the sales of the Preferred Units. In addition, on November 3, 2016, we entered into an amendment (the "Fourth Amendment") to the agreement governing our revolving bank credit facility (as amended, the "Credit Agreement") that, among other things, converted our bank credit facility to an asset-based lending facility and favorably adjusted the consolidated total leverage ratio and the consolidated minimum interest coverage ratio covenant. We are in compliance with all covenants of our Credit Agreement as of December 31, 2016. Each of the steps noted above is expected to enhance our liquidity position and improve our ability to maintain compliance with Credit Agreement covenants in the event current market conditions persist. The scheduled maturities of our long-term debt are August 2019 for our Credit Agreement and August 2022 for the remaining 7.25% Senior Notes.
Oil and natural gas prices decreased during 2015 and remained low during 2016. Improvements in oil prices during late 2016 were still significantly below late 2014 price levels. As the challenges from the ongoing decreased demand for compression equipment and services persist, we continue to take aggressive actions to reduce costs and improve our balance sheet. While we have seen improvement in the price of oil and natural gas over the past few months, demand for production enhancement compression services continues to be decreased compared to the prior year for each horsepower (HP) class of our compressor fleet, and has particularly affected demand for our below-100 HP compression services. Demand for high-horsepower and medium-horsepower compression services has also been impacted by the current oil and natural gas pricing, but to a lesser extent. As a result, total horsepower utilization rate as of December 31, 2016 has declined to 76.4% compared to 82.0% as of December 31, 2015, and this decrease in utilization, along with increasing downward pressure on compression services pricing, is reflected in a 21.9% decrease in compression and related services revenue during 2016 compared to the prior year. Continued pricing pressure is expected going forward, based on current reduced overall compression industry utilization rates. In addition, the current reduced capital expenditure levels for compression projects of our customers have adversely impacted demand for our new compressor packages, resulting in a decrease in equipment sales revenues of 56.7% during 2016 compared to the prior year. Our fabrication backlog associated with new equipment sales decreased significantly throughout 2015 and has continued to decrease during 2016, to $21.6 million as of December 31, 2016 compared to $33.6 million as of December 31, 2015. Much of this equipment sales fabrication backlog is associated with customer gas gathering and pump projects. Demand for our products and services is expected to continue to be decreased compared to early 2015 levels for the foreseeable future and, as a result, our future revenues and operating cash flows are expected to be adversely impacted.
In response to the current market environment, in addition to the steps described above to improve our balance sheet and liquidity, we continue to aggressively reduce operating and administrative costs and significantly curtail our fleet growth capital expenditures. In addition to headcount and salary reductions, which have reduced operating and administrative expense levels, our capital expenditures, net of disposals and proceeds, during 2016 were $10.7 million compared to $95.3 million during the prior year.
We expect that oil and gas spending and activity levels will continue to be decreased compared to early 2015 levels throughout the beginning of 2017, however the recent modest increase in spending and activity in some of the areas where we operate may be an early indicator of possible improvement in 2017. Although our compressor fleet horsepower utilization rates have decreased throughout 2016 compared to the prior year, we experienced an incrementally smaller sequential decrease in utilization in the last half of 2016 compared to the first half of 2016. The total HP of our compression services fleet exceeded 1.1 million as of December 31, 2016, and the diversity of our compression services fleet allows us to utilize a wide range of compressor packages (from 20 HP to 2,370 HP) to provide compression services to customers. Our over-800 HP compressor fleet packages have performed at a higher utilization rate than our below-100 HP and our 101-800 HP compressor fleet packages in the current economic environment. The level of our future growth capital expenditures depends on forecasted demand for compression services. As a result of reduced demand, we continue to review all capital expenditure plans carefully in an effort to conserve cash to fund our liquidity needs. A large portion of our reduced 2016 capital expenditures is associated with a system software development project designed to improve operating and administrative efficiencies beginning in 2017, allowing us to further reduce costs going forward. We plan to fund our capital expenditure needs through operating cash flows, borrowings under our Credit Agreement, and potentially other sources, if necessary. Our deferral of capital projects could affect our ability to compete in the future.

We are not a restricted subsidiary of TETRA for purposes of TETRA’s credit facility, which we refer to as the “TETRA Credit Facility,” or under the Senior Note that TETRA has issued pursuant to a certain note purchase agreement in November 2015, which we refer to as the “TETRA Senior Note.” Although our ability to take certain actions, including incurring indebtedness and making acquisitions and capital expenditures, is limited under our Credit Agreement and Senior Note, it is not restricted by the TETRA Credit Facility or the TETRA Senior Note.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year ended December 31, 2016, is provided within the results of operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, gain on extinguishment of debt, administrative expenses under the Omnibus Agreement paid in equity using common units, and excluding acquisition and transaction costs and severance. This definition conforms closely to the definition used in the financial covenant provisions in our Credit Agreement. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors;

•	determine our ability to incur and service debt and fund capital expenditures; and

•	monitor the financial performance measures used in our Credit Agreement financial covenants.

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Net income (loss)	$(138,138)	$(146,630)	$11,258
Provision (benefit) for income taxes	1,865	(101)	(1,172)
Depreciation and amortization	72,123	81,838	40,880
Impairments of long-lived assets	10,223	11,797	278
Goodwill Impairment	92,334	139,444	—
Bad debt expense attributable to bankruptcy customer	728	—	—
Interest expense, net	38,055	34,964	14,240
Equity Compensation	3,028	2,164	1,544
Acquisition costs	—	208	13,258
Series A Preferred transaction costs	3,131	—	—
Series A Preferred fair value adjustments	5,036	—	—
Gain on extinguishment of debt	(1,405)	—	—
Omnibus expense paid in equity	1,576	—	—
Severance	562	772	—
Non-cash cost of compressors sold	6,772	3,441	6,529
Adjusted EBITDA	$95,890	$127,897	$86,815

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Cash flow from operating activities	61,444	101,893	44,819
Changes in current assets and current liabilities	(6,508)	(9,962)	13,971
Deferred income taxes	(30)	605	3,514
Other non-cash charges	(4,752)	(3,923)	(1,594)
Financing expense	—	—	(6,750)
Interest expense, net	38,055	34,964	14,240
Series A Preferred accrued paid in kind distributions	(3,094)	—	—
Provision (benefit) for income taxes	1,865	(101)	(1,172)
Acquisition costs	—	208	13,258
Omnibus expense paid in equity	1,576	—	—
Severance	562	772	—
Non-cash cost of compressors sold	6,772	3,441	6,529
Adjusted EBITDA	$95,890	$127,897	$86,815

Free Cash Flow. We define Free Cash Flow as net cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peers.

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Cash from operations, net	$61,444	$101,893	$44,819
Capital expenditures, net of sales proceeds	(10,659)	(95,272)	(48,137)
Free cash flow	$50,785	$6,621	$(3,318)

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

The following table sets forth the total horsepower in our compression fleet, our total horsepower in service, and our horsepower utilization rate as of the dates shown.

	December 31,
	2016	2015	2014
Horsepower
Total horsepower in fleet	1,114,312	1,127,540	1,089,151
Total horsepower in service	851,733	924,961	955,095
Total horsepower utilization rate	76.4%	82.0%	87.7%

The following table sets forth our horsepower utilization rates by each horsepower class of our compressor fleet as of the dates shown.

	December 31,
	2016	2015	2014
Horsepower utilization rate by class
Low horsepower (0-100)	62.5%	73.7%	85.9%
Mid-horsepower (101-800)	70.6%	77.2%	84.6%
High-horsepower (801 and over)	87.5%	89.9%	94.7%

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
Manufacturing and Backlog. Our equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of December 31, 2016, our fabrication backlog was approximately $21.6 million, the majority of which is expected to be recognized through the year ended December 31, 2017, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our fabrication backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our fabrication backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

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

Series A Preferred Units

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of December 31, 2016 was $88.1 million. Changes in the fair value during each quarterly period, if any, are charged to other expense, net, in the accompanying consolidated statements of operations. To calculate the estimated fair value of our Preferred Units, we utilize market information related to debt instruments, the trading price of our common units, and lattice modeling techniques. Because the Preferred Units are convertible into our common units at the option of the holder, the fair value of the Preferred Units will generally increase or decrease with the trading price of our common units, and this increase/decrease in Preferred Unit fair value will be charged/credited to earnings. Because of the volatility of market factors inherent in the estimation of the fair value of the Preferred Units, including the trading price of our common units, the volatility of our earnings may increase while the Preferred Units are outstanding. During the year ended December 31, 2016, the estimated fair value of the Preferred Units increased to $88.1 million, resulting in a $5.0 million charge to Other Expense, net, in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Historically, our business has not experienced significant impairments of its long-lived compressor assets, as utilized compressor packages generate cash flows sufficient to support their carrying values. Unutilized assets are maintained and evaluated on a regular basis. Serviceable compressor packages that are currently unutilized are anticipated to be placed in service in future years as demand increases or as fully depreciated packages in service are replaced. Sales of compressor packages have historically been at selling prices in excess of asset cost. Intangible assets recognized as part of the CSI Acquisition include trademark/tradename, customer relationships, and other intangible assets that are supported primarily by the estimated future cash flows of our operations. During the year ended December 31, 2016, we recorded $10.2 million of impairments of long-lived assets, including certain compressor packages and certain identified intangible assets. Additional impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production or pricing.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In Thousands)
Revenues:
Compression and related services	$224,736	$287,680	$192,151	$(62,944)	$95,529
Aftermarket services	33,303	46,921	25,758	(13,618)	21,163
Equipment sales	53,324	123,040	64,738	(69,716)	58,302
Total revenues	311,363	457,641	282,647	(146,278)	174,994
Cost of revenues:
Cost of compression and related services	117,154	142,327	98,874	(25,173)	43,453
Cost of aftermarket services	25,362	39,232	20,383	(13,870)	18,849
Cost of equipment sales	48,744	109,101	55,410	(60,357)	53,691
Total cost of revenues	191,260	290,660	174,667	(99,400)	115,993
Depreciation and amortization	72,123	81,838	40,880	(9,715)	40,958
Impairments of long-lived assets	10,223	11,797	278	(1,574)	11,519
Selling, general, and administrative expense	36,222	43,479	32,100	(7,257)	11,379
Goodwill impairment	92,334	139,444	—	(47,110)	139,444
Interest expense, net	38,055	34,964	14,240	3,091	20,724
Series A Preferred fair value adjustment	5,036	—	—	5,036	—
Other expense, net	2,383	2,190	10,396	193	(8,206)
Income (loss) before income taxes	(136,273)	(146,731)	10,086	10,458	(156,817)
Provision (benefit) for income taxes	1,865	(101)	(1,172)	1,966	1,071
Net income (loss)	$(138,138)	$(146,630)	$11,258	$8,492	$(157,888)

	Percentage of Total Revenues
	Year Ended December 31,			Period-to-Period Change
Combined Results of Operations	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Compression and related services	72.2%	62.9%	68.0%	(21.9)%	49.7%
Aftermarket services	10.7%	10.3%	9.1%	(29.0)%	82.2%
Equipment sales	17.1%	26.9%	22.9%	(56.7)%	90.1%
Total revenues	100.0%	100.0%	100.0%	(32.0)%	61.9%
Cost of revenues:
Cost of compression and related services	37.6%	31.1%	35.0%	(17.7)%	43.9%
Cost of aftermarket services	8.1%	8.6%	7.2%	(35.4)%	92.5%
Cost of equipment sales	15.7%	23.8%	19.6%	(55.3)%	96.9%
Total cost of revenues	61.4%	63.5%	61.8%	(34.2)%	66.4%
Depreciation and amortization	23.2%	17.9%	14.5%	(11.9)%	100.2%
Impairments of long-lived assets	3.3%	2.6%	0.1%	(13.3)%	4,143.5%
Selling, general, and administrative expense	11.6%	9.5%	11.4%	(16.7)%	35.4%
Goodwill impairment	29.7%	30.5%	—%	(33.8)%	100.0%
Interest expense, net	12.2%	7.6%	5.0%	8.8%	145.5%
Series A Preferred fair value adjustment	1.6%	—%	—%	100.0%	—%
Other expense, net	0.8%	0.5%	3.7%	8.8%	(78.9)%
Income (loss) before income taxes	(43.8)%	(32.1)%	3.6%	(7.1)%	(1,554.8)%
Net income (loss)	(44.4)%	(32.0)%	4.0%	(5.8)%	(1,402.5)%

2016 Compared to 2015

Revenues

Compression and related services revenues decreased by $62.9 million during 2016 compared to the prior year primarily due to the overall reduced demand for our compression services fleet. Decreases in oil and natural gas prices compared to 2015 have adversely impacted the demand and pricing for below-100 horsepower production enhancement compression and related services applications, including for liquids-rich resource plays and vapor recovery applications. In addition, the continued downturn in commodity prices has resulted in the reduction of the utilization and pricing of our medium-horsepower (101-800 HP) and high- horsepower (over 800 HP) compression and related services applications, which include natural gas gathering and transmission applications. However, increasing natural gas prices during the end of 2016 and beginning of 2017 have resulted in some improvement in demand for some of our services compared to earlier in 2016. Reductions in customer operating expenditures have translated to less demand for aftermarket services as well, thus contributing to a $13.6 million decrease in these revenues compared to the prior year. In response to decreased demand as a result of current oil and natural gas prices, we continue to restrict our compressor fleet growth capital expenditure plans for 2017.

In addition to the decrease in consolidated compression and related services and aftermarket services revenues, there was a decrease of $69.7 million in revenues from the sales of equipment during 2016, compared to the prior year. This decrease is primarily due to a lower number of customer projects compared to prior year, particularly projects requiring high-horsepower compressor packages. During 2016, the decrease in equipment sales revenue was partially offset by the sale of $8.8 million of used compressor packages that were previously in service, particularly during the fourth quarter of 2016. These sales of used compressor packages will result in the reduction of compression service revenues from these packages going forward. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable. As reflected by the decreased level of new equipment sales fabrication backlog as of December 31, 2016, we expect future new equipment sales revenues to continue to be decreased compared to prior years.

Cost of revenues

The decrease in the cost of compression and related services revenue during 2016 compared to the prior year was primarily due to the decreases in the associated compression and related services revenues that resulted from the overall market decline compared to the prior year, and due to the impact of cost reduction efforts. The cost of compression and related services as a percentage of compression and related services revenues was 52.1% during 2016, compared to 49.5% from the prior year. This increase in cost of compression and related services as a percentage of related revenues is a result of service revenue price decreases out pacing the cost reduction efforts.

Cost of equipment sales revenues decreased in accordance with the decrease in associated revenues. Despite the cost reduction efforts, the costs of equipment sales as a percentage of revenues increased compared to 2015 largely due to the absorption of additional period costs during 2016 compared to the prior year.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased $9.7 million compared to the prior year. Amortization expense decreased $6.8 million and depreciation expense decreased $2.9 million as a result of long-lived asset disposals and certain long-lived asset impairment charges incurred during the fourth quarter of 2015 and the first quarter of 2016 that reduced the amount of assets subject to amortization and depreciation.

Long-lived asset impairments

During 2016 and 2015, we recorded total long-lived asset impairment charges of $10.2 million and $11.8 million, respectively, reflecting the decreased fair value for certain assets as a result of decreased utilization and decreased expected future cash flows to support their carrying value. In addition, certain compressor packages were impaired as a result of units that were damaged or destroyed by fires during 2016. Such fire damage is covered pursuant to operations insurance policies, and such claims are currently pending. Assets that were partially impaired included certain of our intangible assets.

Selling, general, and administrative expense

Selling, general and administrative expenses decreased during 2016 compared to the prior year. This decrease is largely due to a $6.1 million reduction in employee expenses, including salaries, incentives, benefits, and other employee related expenses, as a result of salary, workweek, and headcount reduction efforts. In addition, professional fees decreased by $0.8 million, office, tax, and insurance expense decreased by $1.3 million, and allocated costs from TETRA pursuant to our Omnibus Agreement decreased by $0.3 million. In addition, approximately $0.5 million of administrative costs were capitalized as part of our system software development project. These decreases were partially offset by $2.0 million of increased bad debt, repair and maintenance, and other general expenses. Selling, general and administrative expense as a percentage of revenues increased during 2016 compared to the prior year, reflecting the decrease in revenues compared to the prior year.

Goodwill impairment

Following the fourth quarter of 2015, we performed an annual test of goodwill impairment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20 "Goodwill". The continuing decline in oil and natural gas commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which has affected and is expected to continue to affect the future demand for certain of our products and services. Specifically, demand for our low-horsepower wellhead compression services and for sales of compressor equipment has decreased significantly and is expected to continue to be decreased for the foreseeable future. The prior decrease in demand and the expected decreased future demand, along with the decrease in our common unit price, has also caused a reduction in our overall fair value. As part of the test of goodwill impairment, we estimated our fair value, and determined, based on this estimated value, that impairment of our goodwill was necessary, primarily due to the market factors discussed above. Accordingly, during the fourth quarter of 2015, we recorded an impairment charge associated with our goodwill.

The continued decrease in demand along with the approximately 46.3% decrease in our common unit price as of March 31, 2016 compared to December 31, 2015, caused a further reduction in our overall fair value since December 31, 2015. When such triggering events occur, ASC 350-20 requires that a test of goodwill impairment be performed consistent with the annual testing requirement that is required at year-end. As part of the test of goodwill impairment at March 31, 2016, we estimated our fair value, and determined, based on this estimated value, that impairment of our goodwill was necessary, primarily due to the market factors discussed above. Accordingly, during the first quarter of 2016, we recorded a full impairment charge associated with our remaining goodwill.

Interest expense, net

Interest expense increased during 2016 compared to the prior year due to increased expense associated with the Preferred Units due to the impact of paid in kind distributions that accrue to the holders of Preferred Units. (See Note F - Series A Convertible Preferred Units for a further discussion of the Preferred Units.) Interest expense during 2016 and 2015 includes $4.4 million and $3.3 million, respectively, of finance cost amortization and other non-cash charges related to the amendments of our credit agreement. Increased interest expense in future periods as a result of paid in kind distributions on the Preferred Units is expected to be partially offset by the impact of our repurchase of $54.1 million principal amount of our 7.25% Senior Notes during September and October 2016.

Series A Preferred fair value adjustment

Series A Preferred fair value adjustment was $5.0 million during 2016. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged to earnings. As of December 31, 2016, the fair value of the Preferred Units was $88.1 million, which resulted in a non-cash charge of $5.0 million during the portion of 2016 that the Preferred Units were outstanding. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other expense, net

Other expense, net, was $2.4 million during 2016, compared to $2.2 million during the prior year. This increase was due to $2.1 million of offering costs for the Preferred Units that were charged to Other Expense, net, during 2016. This charge was partially offset by $1.4 million of gain on the early extinguishment of $54.1 million principal amount of 7.25% Senior Notes during September and October 2016. In addition, foreign currency translation expense decreased $0.4 million during 2016 compared to the prior year.

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

Despite the significant pre-tax loss for the year ended December 31, 2016, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the year ended December 31, 2016 was negative 1.4% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments during the year ended December 31, 2016.

2015 Compared to 2014

Revenues

Revenues during the year ended December 31, 2015 significantly increased compared to the prior year, primarily due to the acquired operations of CSI. The acquired operations of CSI generated approximately $106.7 million of increased compression and related services revenues, which are attributable to twelve months of activity in 2015 compared to approximately five months of activity in the prior year, due to the August 4, 2014 acquisition date of CSI. This increase was partially offset by decreased service revenues from pre-CSI Acquisition compression services operations that decreased approximately $11.1 million. Decreased oil and natural gas commodity prices have adversely impacted the demand for below-100 horsepower compression and related services applications, including for liquids-rich resource plays and vapor recovery applications. In addition, $21.2 million of increased aftermarket services revenues were also recognized during 2015 primarily as a result of the full twelve months activity from CSI operations. During most of 2015, we continued to increase the overall size of our compressor package service fleet, particularly our high-horsepower fleet, to serve the levels of demand for midstream gas transmission, gathering, processing, and other services applications.

In addition to the increase in consolidated compression and related services and aftermarket services revenues, there was an increase of approximately $58.3 million in revenues from the sales of equipment during 2015 compared to the prior year. This increase is primarily due to the inclusion of twelve months of activity of CSI, which generated increased equipment sales revenues of $56.5 million during 2015. In addition, increased revenues from equipment sales from our non-CSI operations of approximately $3.6 million were due to a large sale of GasJack packages to a single customer in late 2015, although this sale will result in reduced compression service revenues from these packages going forward. The level of revenues from sales of equipment is typically difficult to forecast, as these revenues are tied to specific projects that vary in scope, design, complexity, and customer needs. Our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in cost of compression services revenues during the year ended December 31, 2015, compared to the prior year was also due to the CSI Acquisition, which generated approximately $49.1 million of increased cost during 2015. This increase in CSI cost of compression services was partially offset by decreased activity for pre-CSI operations. Consolidated cost of compression and related services as a percentage of consolidated compression and related services revenues decreased to 49.5% during 2015 from 51.5% during the prior year. Cost of CSI aftermarket services as a percentage of associated revenues was 88.2% during 2015 and 83.7% during the prior year. We have taken cost reduction steps during 2015 and early 2016 including headcount reductions, wage reductions, deferral of wage increases, and other efforts to reduce the cost of our fabrication and field operations, and will continue to review our cost structure for additional opportunities to improve profitability in the current operating environment.

Cost of equipment sales increased during 2015 compared to the prior year due to the increased sales, primarily as a result of the CSI Acquisition.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities. Depreciation and amortization expense increased as a result of including depreciation and amortization from CSI for the full twelve months during 2015 resulting in approximately $49.4 million of increased depreciation and amortization expense. CSI depreciation and amortization includes the impact of the allocation of the purchase price to the estimated fair values of CSI's property, plant, and equipment and identified intangible assets.

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

Selling, general, and administrative expense

Selling, general and administrative expense increased during the year ended December 31, 2015, compared to the prior year, primarily due to increased salary related expenses of approximately $8.9 million, primarily from increased salaries, incentive and benefits, and due to increased general expenses of $2.7 million. These increases are primarily attributable to twelve months of CSI activity in the current year 2015 compared to approximately five months of activity in the prior year, due to the August 4, 2014 acquisition date of CSI. Also, administrative costs allocated from TETRA increased by approximately $3.8 million, as a result of increased activity following the CSI Acquisition. These increases during 2015 were offset by decreased professional fees of approximately $3.2 million, largely due to $5.6 million of CSI acquisition transaction costs incurred during the prior year and $1.2 million of prior year consulting, training, and non-capitalized enterprise business system implementation costs. Employee expenses decreased by approximately $0.8 million during 2015, primarily from decreased travel and health and safety expenses. The ongoing efforts to integrate the administrative functions of CSI are expected to result in further efficiencies going forward. Selling, general and administrative expense as a percentage of revenues during 2015 decreased compared to the prior year, reflecting the increased efficiency of our expanded operations.

Goodwill impairment

Following the fourth quarter of 2015, we performed an annual test of goodwill impairment in accordance with the ASC 350-20. The continuing decline in oil and natural gas commodity prices has had a negative impact on industry drilling and capital expenditure activity, which has affected the future demand for certain of our products and services. Specifically, demand for our low-horsepower wellhead compression services and for sales of compressor equipment has decreased significantly. The prior decrease in demand and the expected decreased future demand, along with the decrease in our common unit price, has also caused a reduction in our overall fair value. As part of the test of goodwill impairment, we estimated our fair value, and determined, based on this estimated value, that impairment of our goodwill was necessary, primarily due to the market factors discussed above. Accordingly, during the fourth quarter of 2015, we recorded an impairment charge associated with our goodwill.

Interest expense, net

Interest expense increased during 2015 compared to the prior year due to increased borrowings under our Credit Agreement and the issuance of the 7.25% Senior Notes in connection with the August 4, 2014 CSI Acquisition. As of December 31, 2015, our total outstanding borrowing under our Credit Agreement was $235.0 million.

Other expense, net

Other expense, net, was $2.2 million for 2015 compared to $10.4 million for the prior year, primarily due to approximately $6.8 million of interim financing cost associated with the CSI Acquisition incurred and expensed in 2014.

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

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and leases, which we believe will be sufficient to meet our working capital requirements during 2017. Increasingly competitive market environments, along with the continued low oil and natural gas prices, have resulted in additional challenges in each of our domestic and international business regions. Future levels of revenues and operating cash flows will continue to be negatively affected by the decreased demand for certain of our products and services during the ongoing period of low oil and natural gas prices. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating and financial measures. We have taken strategic cost reduction efforts, including headcount reductions, wage reductions, workweek reductions, deferral of wage increases, and other efforts to reduce costs and generate cash in anticipation of the reduced demand for our products and services. In addition, our plans and forecasts include expectations that we will continue to settle certain Omnibus Agreement expenses with TETRA in common units in lieu of cash in 2017. We believe the steps taken have enhanced our operating cash flows and preserved our cash, and additional steps may be taken to continue to enhance our operating cash flows and preserve cash in the future.

Our cash flows from operating activities decreased during 2016, when compared to the prior year, by $40.4 million primarily as a result of decreased earnings. Cash flows used in investing activities for the year ended December 31, 2016, decreased $84.7 million when compared to 2015, reflecting the decision to defer service fleet expansion and other capital expenditures. Cash flows used in financing activities was $39.9 million for 2016, as compared to cash flows used by financing activities of $28.4 million in the prior year, primarily as a result of the repayment of a portion of the balance outstanding under our Credit Agreement and our repurchase of a portion of our 7.25% Senior Notes, offset by the proceeds received from the issuances of the Preferred Units. A summary of our sources and uses of cash during the three year period ended December 31, 2016, is as follows:

	Year Ended December 31,
	2016	2015	2014
Operating activities	$61,444	$101,893	$44,819
Investing activities	(10,681)	(95,341)	(873,942)
Financing activities	(39,890)	(28,360)	854,300

We are in compliance with all covenants of our Credit Agreement as of December 31, 2016. We have reviewed our financial forecasts for the twelve month period subsequent to February 28, 2017. Based on this review and the current market conditions as of February 28, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through February 28, 2018. Our continuing ability to comply with our covenants depends largely upon our ability to generate adequate earnings and operating cash flow. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our operations, funds available under our Credit Agreement, and funds received from the issuance of additional debt and equity securities. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part I, Item 1A "Risk Factors" included in this Annual Report.

Future growth in our operations, both internationally and in the U.S., may require ongoing significant capital expenditure investment. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2017 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted, subject to availability of funds, accordingly. We have adjusted our expected capital expenditures and anticipate that our total gross capital expenditures (excluding asset disposals and associated proceeds) in 2017 will range from $15.0 million to $30.0 million, including $10.0 million to $13.0 million of estimated maintenance capital expenditures. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future.

Our capital expenditure program consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compression services fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to increase their capabilities. Expansion capital expenditures generally result in our ability to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor package fleet or support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity and include the maintenance of existing assets and the replacement of obsolete components, and addition of any operational, environmental, or safety-driven component to the compressor package. Routine repair and maintenance is charged to expense as incurred. A large portion of our 2016 capital expenditures is associated with a system software development project designed to improve operating and administrative efficiencies beginning in 2017, and allow us to further reduce costs going forward.

On January 20, 2017, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit on an annualized basis. Also on January 20, 2017, our General Partner approved the paid in kind distribution of 193,563 Preferred Units attributable to the quarter ended December 31, 2016 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on February 14, 2017, to the holders of common units and Preferred Units, respectively, of record as of the close of business February 1, 2017.

Cash Flows

Operating Activities

Net cash from operating activities decreased by $40.4 million during the year ended December 31, 2016 to $61.4 million compared to $101.9 million in 2015. Cash provided from operating activities decreased during 2016 primarily as a result of decreased earnings. We continue to monitor the evolving financial condition of many of our customers during this current downturn, balancing the benefits of generating operating cash flows with the risk of exposing our businesses to additional credit risk exposure. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compression packages. As reflected by the decreased demand for compression and related services and the decreased level of new equipment sales fabrication backlog as of December 31, 2016, we expect revenues and operating cash flows to continue to be decreased compared to prior periods.

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

Investing Activities

Capital expenditures during the year ended December 31, 2016, decreased by $84.6 million compared to 2015 reflecting the deferral of a significant amount of fleet expansion and other capital expenditure projects in light of current demand levels. Total capital expenditures, net of disposals and proceeds, during the current year period of $10.7 million include $11.4 million of maintenance capital expenditures and are net of $6.6 million of non-cash cost of compression units sold. A large portion of our 2016 capital expenditures is associated with a system software development project designed to improve operating and administrative efficiencies beginning in 2017 and allow us to further reduce costs going forward. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2017 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted, subject to the availability of funds, accordingly. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our unitholders of record on the applicable record date and to our General Partner. In addition, our partnership agreement, as amended in August 2016, requires that, within 45 days after the end of each quarter, we make a distribution to holders of our Preferred Units of additional paid in kind Preferred Units, equal to 2.75% of the Issue Price (11% of $11.43 per Preferred Unit on an annualized basis). For the year ended December 31, 2016, we distributed cash distributions of approximately $51.3 million to our common unitholders and General Partner. On January 20, 2017, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2016, of $0.3775 per common unit. This cash distribution equates to a distribution of $1.51 per outstanding common unit, on an annualized basis. Also on January 20, 2017, our General Partner approved the paid in kind distribution of 193,563 Preferred Units attributable to the quarter ended December 31, 2016. These distributions are to be paid on February 14, 2017, to all holders of record of our common units and Preferred Units, respectively, as of the close of business on February 1, 2017. The amount of quarterly distributions is determined based on a variety of factors, including our estimates of cash needs to fund our future operating, investing, and debt service requirements. Our estimates of these future cash requirements are used in the determination of available cash, as defined in our Partnership Agreement. During the current period of low oil and natural gas pricing, we will continue to monitor the uncertain levels of cash flows from operating activities and the levels of cash flows from investing activities necessary to maintain our equipment fleet, and use these estimates in the determination of the levels of our future quarterly distributions.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, and long-term and short-term borrowings.

Series A Convertible Preferred Units

On August 8, 2016 and September 20, 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our issuance and sale in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $76.9 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million. Proceeds from the Initial Private Placement and Subsequent Private Placement were used to pay additional offering expenses and reduce outstanding indebtedness under our Credit Agreement and our 7.25% Senior Notes.

In connection with the closing of the Initial Private Placement, our General Partner executed a Second Amended and Restated Agreement of Limited Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price (or $1.2573 per Preferred Unit annualized), subject to certain adjustments. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the Preferred Units will be converted into common units on the eighth day of each month over a period of thirty months beginning in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units will convert into common units representing our limited partner interests in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The maximum number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is potentially unlimited; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement.

In addition, each purchaser may convert its Preferred Units, generally on a one-for-one basis and subject to adjustment for certain splits, combinations, reclassifications or other similar transactions and certain anti-dilution adjustments, in whole or in part, at any time following May 31, 2017 so long as any conversion is not for less than $250,000 or such lesser amount, if such conversion relates to all of such purchaser’s remaining Preferred Units. We have the right to be reimbursed for any cash distributions paid with respect to common units issued in any such optional conversion until March 31, 2018. The Preferred Units will vote on an as-converted basis with the Common Units and will have certain other rights to vote as a class with respect to any amendment to the Amended and Restated Partnership Agreement that would affect any rights, preferences or privileges of the Preferred Units, as more fully described in the Amended and Restated Partnership Agreement.

In addition, the Unit Purchase Agreement includes certain provisions regarding change of control, transfer of Preferred Units, indemnities, and other matters described in detail in the Unit Purchase Agreement. The Unit Purchase Agreement contains customary representations, warranties and covenants.

Bank Credit Facilities

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

As of February 27, 2017, we have a balance outstanding under our Credit Agreement of $241.0 million, and $2.3 million letters of credit and performance bonds, leaving availability under the Credit Agreement of $71.7 million. Our Credit Agreement matures August 2019. Our Credit Agreement, as amended, includes a maximum credit commitment of $315.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As a result of the amendment to the Credit Agreement in November 2016 (the "Fourth Amendment"), the Credit Agreement is now an asset-based facility. Availability under the Credit Agreement is subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment as well as subject to compliance with covenants and other provisions in the Credit Agreement that may limit borrowings. Borrowings under our Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) plus a leverage based margin that ranges between 2.00% and 3.25% per annum or (b) a base rate plus a leverage-based margin that ranges between 1.00% and 2.25% per annum, in each case according to the applicable consolidated leverage ratio. We pay a commitment fee ranging from 0.375% to 0.50% per annum on the unused portion of the facility. Under our Credit Agreement, as amended, we and our CSI Compressco Sub, Inc. subsidiary are named as the borrowers and all obligations under our Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries) and secured by substantially all of our assets and the assets of our domestic subsidiaries.

Our Credit Agreement requires us to maintain (i) a minimum consolidated interest coverage ratio as of each quarter end period (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.75 to 1 as of September 30, 2016; (b) 5.95 to 1 as of December 31, 2016 through June 30, 2018; (c) 5.75 to 1 as of September 30, 2018 and December 31, 2018; and (d) 5.50 to 1 as of March 31, 2019 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of (a) 3.25 to 1 as of September 30, 2016 through June 30, 2018; and (b) 3.50 to 1 as of September 30, 2018 and thereafter, calculated on a trailing four quarters basis. At December 31, 2016, our consolidated total leverage ratio was 5.40 to 1, our consolidated secured leverage ratio was 2.35 to 1, and our consolidated interest coverage ratio was 3.13 to 1. Deterioration of these financial ratios could result in a default under our Credit Agreement that, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Any such default could also result in a cross-default under our 7.25% Senior Notes. The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under our Credit Agreement, exclude the long-term liability for our Preferred Units in the determination of total indebtedness.

Our Credit Agreement includes other customary covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. In addition, the Credit Agreement requires that, among other conditions, we use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and restricts the amount of our permitted capital expenditures in the ordinary course of business during each fiscal year ranging from $25.0 million in 2016 to $75.0 million in 2019.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) designate our subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the Indenture as of December 31, 2016.

In September and October 2016, we repurchased on the open market and retired $54.1 million aggregate principal amount of 7.25% Senior Notes for a purchase price of $50.9 million, at an average repurchase price of 94% of the principal amount of the 7.25% Senior Notes, plus accrued interest, utilizing a portion of the net proceeds of the sale of the Preferred Units. Following the repurchase of these 7.25% Senior Notes, $295.9 million aggregate principal amount of 7.25% Senior Notes remain outstanding.

Off Balance Sheet Arrangements

As of December 31, 2016, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During 2016, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

The table below summarizes our contractual cash obligations as of December 31, 2016:

	Payments Due
	Total	2017	2018	2019	2020	2021	Thereafter
	(In Thousands)
Long-term debt	$517,900	$—	$—	$222,000	$—	$—	$295,900
Interest on debt	140,643	28,873	28,873	26,321	21,216	21,216	14,144
Operating leases	4,648	2,789	1,108	376	223	152	—
Total contractual cash obligations(1)	$663,191	$31,662	$29,981	$248,697	$21,439	$21,368	$310,044

(1)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known cash payment streams. These excluded amounts include approximately $88.1 million carrying value of liabilities related to the Series A Convertible Preferred Units. The preferred units are expected to be serviced and satisfied with non-cash paid in kind distributions and conversions to common units. See "Note F-Series A Convertible Preferred Units," in the Notes to Consolidated Financial Statements for further discussion.

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

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our Credit Agreement. On December 31, 2016, we had a total of $222.0 million outstanding under our Credit Agreement. As interest charged on our Credit Agreement is based on a variable rate, we are exposed under the Credit Agreement to floating interest rate risk on outstanding borrowings. Our exposure to floating interest rate risk has increased significantly as a result of the borrowings under our Credit Agreement in connection with the CSI Acquisition. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under our credit facility.

The following table sets forth as of December 31, 2016, our principal cash flows for our long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rate by their expected maturity dates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair Market Value
	2017	2018	2019	2020	2021	Thereafter	Total
As of December 31, 2016
Long-term debt:
U.S. dollar variable rate (in 000s)	$—	$—	$222,000	$—	$—	$—	$222,000	$222,000
Weighted average interest rate	—	—	3.45%	—	—	—	—	—
U.S. dollar fixed rate (in 000s)	—	—	—	—	—	295,900	295,900	278,200
Interest rate (fixed)	—	—	—	—	—	7.25%	7.25%	—

Exchange Rate Risk

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other clients in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in Mexican pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. Before considering the impact of any derivative contracts, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 2.0% would have a $238,000 impact on our net income for the year ended December 31, 2016.

We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2016, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$2,483	20.18	1/18/2017

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of December 31, 2016, is as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	December 31, 2016
		(In Thousands)
Forward sale contracts	Current assets	$57
	Current liabilities	—
Total		$57

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the period ended December 31, 2016 we recognized approximately $0.4 million of net gains associated with our foreign currency derivative program, and such amount is included in other income in the accompanying consolidated statement of operations.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this assessment, management of our general partner has determined that our internal control over financial reporting was effective as of December 31, 2016.

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

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of 2015, we determined that we had a material weakness in our internal control over our aftermarket services and parts sales revenues totaling approximately $41 million during 2015 associated with our CSI operations acquired during 2014. Specifically, we identified deficiencies in both design and operating effectiveness of certain of our internal controls, which when aggregated, represent a material weakness in our aftermarket services and parts sales revenue process related to CSI.

To remediate the material weakness described above, during 2016 we designed and implemented controls and enhanced and revised the design of existing controls and procedures to ensure that adequate documentation is obtained prior to recognition of these revenues. During the fourth quarter of 2016, we successfully completed the testing necessary to conclude that the material weakness has been remediated.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fourth quarter of 2016, as a result of fire damage to compressor packages, we recorded impairments totaling approximately $2.4 million associated with certain identified compressor units.

These impairment charges are not expected to result in future capital expenditures. For additional information, see "Note B - "Summary of Significant Accounting Policies, Goodwill and Impairment of Long-Lived Assets" contained in the Notes to Consolidated Financial Statements.

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

Our Board has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the functioning of the Board and its committees. The Corporate Governance Guidelines and the charters of the Audit Committee and Conflicts Committee are available in the Corporate Governance section of the Investor Relations area of our website at www.csicompressco.com. In addition, our Board and our general partner have adopted a Code of Conduct and a Financial Code of Ethics, copies of which are also available in the Corporate Governance section of the Investor Relations area of our website at www.csicompressco.com. We will post on our website all waivers to or amendments of our Code of Conduct and Financial Code of Ethics that are required to be disclosed by applicable law or the listing requirements of the NASDAQ. We will provide to our unitholders, without charge, printed copies of the foregoing materials upon written request to Investor Relations, CSI Compressco LP, 24955 Interstate 45 North, The Woodlands, Texas 77380.

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

Name	Age	Position with CSI Compressco GP
Stuart M. Brightman	60	Chairman of the Board of Directors
D. Frank Harrison	69	Independent Director
Timothy A. Knox	48	President and Director
James R. Larson	67	Independent Director
William D. Sullivan	60	Independent Director
Paul D. Coombs	61	Independent Director
Joseph Elkhoury	47	Director
Derek C. Coffie	57	Chief Financial Officer
Ronald J. Foster	60	Senior Vice President and Chief Marketing Officer
C. Brad Benge	57	Vice President of Operations
Levent Caglar	41	Vice President of Fleet Management
Anthony D. Speer	48	Vice President of Manufacturing

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

Stuart M. Brightman has served as a director of our general partner's Board since October 31, 2008, and as Chairman of its Board since May 2014. Mr. Brightman has served as TETRA’s president and chief executive officer since May 2009, at which time Mr. Brightman was also elected as a member of TETRA’s board of directors. He served as TETRA’s executive vice president and chief operating officer from April 2005 through May 2009. From April 2004 to April 2005, Mr. Brightman was self-employed. Mr. Brightman served as president of the Dresser Flow Control division of Dresser, Inc. from April 2002 until April 2004. Dresser Flow Control, which manufactures and sells valves, actuators, and other equipment and provides related technology and services for the oil and gas industry, had revenues in excess of $400 million in 2004. From November 1998 to April 2002, Mr. Brightman was president of the Americas Operation of the Dresser Valve Division of Dresser, Inc. He served in other capacities during the earlier portion of his career with Dresser, from 1993 to 1998. From 1982 to 1993, Mr. Brightman served in several financial and operational positions with Cameron Iron Works and its successor, Cooper Oil Tools. Mr. Brightman currently serves as a director of C&J Services, Inc., a public company subject to the reporting requirements of the Exchange Act. Mr. Brightman received his B.S. degree from the University of Pennsylvania and his Master of Business Administration degree from the Wharton School of Business.

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

Mr. Coombs has more than 30 years of experience with TETRA, which, together with his entrepreneurial approach to management, provides our general partner’s Board with insight into our capabilities and personnel. Mr.

Coombs has substantial experience with the services we provide and with oil and gas exploration and production operations in general.

Joseph Elkhoury has served as a member of our general partner's Board since September 2015. Mr. Elkhoury has been Senior Vice President and Chief Operating Officer of TETRA Technologies, Inc. since June, 2014. Prior to his employment by TETRA, Mr. Elkhoury served at Schlumberger for 20 years, and held several international and North America positions, most recently as Vice President and General Manager Microseismic Services since October 2012. From December 2010 until September 2012, Mr. Elkhoury served as Schlumberger’s vice president of information solutions in North America, and from December 2009 until December 2010, vice president of production services. Earlier in his Schlumberger career from 1994 until 2009, Mr. Elkhoury held numerous other management positions, serving in operating and administrative areas such as marketing and communications, global supply chain and procurement, area operations support, geomarket operations, training and development, and wireline engineering. Mr. Elkhoury received his B.E. degree in Electrical Engineering from the American University of Beirut in Lebanon.

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

Timothy A. Knox has served as President and a director of our general partner's Board since August 2014. Mr. Knox served as president and chief operating officer of Compressor Systems, Inc. ("CSI") from September 2010 until it was acquired by CSI Compressco in August 2014. Mr. Knox served as senior vice president of CSI from August 2009 to September 2010 and as vice president - engineering and manufacturing of CSI from December 2004 to August 2009, having served as director - engineering and manufacturing since 2003. Mr. Knox joined CSI as a regional account manager in 1996, was promoted to manager of the mid-continent business unit in 1998, serving in that role until 2003. From 1991 to 1996, Mr. Knox served in multiple roles for Dresser-Rand Compression Services including; applications, project engineering, project management and sales. Mr. Knox has 26 years of industry experience, including 18 years with CSI. He received his B.S. degree in Mechanical Engineering from the University of Oklahoma in 1990 and an M.B.A. from Oklahoma State University in 1999.

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

William D. Sullivan is an independent director of our general partner's Board and has served as a member of its Audit Committee since July 2011. Mr. Sullivan has served as a member of TETRA’s board of directors since August 2007 and as non-executive chairman of its board since May 2015. Mr. Sullivan is the non-executive chairman of the board of directors of SM Energy Company, a publicly traded exploration and production company. Mr. Sullivan is also a director and serves on the audit, nominating and corporate governance and conflicts, and compensation committees of Legacy Reserves GP, LLC, the general partner of Legacy Reserves, LP, a publicly traded limited partnership holding oil and gas producing assets. From 2007 to May 2015, Mr. Sullivan served as a director and as a member of the conflicts and audit committees of Targa Resources Partners GP, LLC, the general partner of Targa Resources Partners LP, a publicly traded limited partnership. From 1981 through August 2003, Mr. Sullivan was employed in various capacities by Anadarko Petroleum Corporation, most recently as executive vice president, exploration and production. Mr. Sullivan has been retired since August 2003. Mr. Sullivan received his B.S. degree in Mechanical Engineering from Texas A&M University.

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

Derek C. Coffie was appointed as Chief Financial Officer of our general partner on June 20, 2016. He has over 35 years of accounting and financial management experience, working in a variety of industries, including agribusiness, manufacturing and land-based diesel engine services. Mr. Coffie joins CSI Compressco from United Holdings, a subsidiary of Kirby Corporation (NYSE:KEX), where he served as Vice President Finance and Controller since 2015. United Holdings provides the energy sector with equipment for hydraulic fracturing and diesel engine repair services. From 2008 to 2014, Mr. Coffie served as Vice President and Chief Financial Officer of Lennox International's Heatcraft Worldwide Refrigeration division. From 2002 to 2008, he served as controller for Johnson Outdoors. Earlier roles include finance director of Steelcase Inc., director of finance of Johnson Controls Inc., and group controller of Illinois Tool Works. Mr. Coffie began his career at Monsanto, a sustainable agriculture company, where he held various financial and management roles with increasing responsibility during his 16 year tenure. He earned a Bachelor of Science in Accounting from Tennessee State University and an MBA from Washington University's Olin School of Business.

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

Levent Caglar has served as Vice President of Fleet Management of our general partner since August 2015. Mr. Caglar joined CSI in 2001 as an International Application Engineer and served in a variety of roles including Lean Six-Sigma Black Belt, Asset Manager, and Director of Rental Fleet Management Services through July 2015. Most recently he served as the company’s Director of Asset Management. Mr. Caglar holds a Bachelor of Science in Industrial Engineering from Galatasaray University, Istanbul, Turkey and a Master of Business Administration from The University of Texas at Dallas. He is also an active member in the Gas Compressor Association, participating extensively in the statistical and environmental committees.

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

Board Meetings and Committees

During 2016, the Board held fourteen meetings. The standing committees of the Board during 2016 consisted of an Audit Committee and a Conflicts Committee. During 2016, the Audit Committee held four meetings, and the Conflicts Committee held no formal meetings.

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

As required by the Second Amended and Restated Agreement of Limited Partnership of CSI Compressco LP (as amended, the Partnership Agreement), the Board has reviewed the independence of Messrs. Harrison and Larson and has determined that each of them meets the independence standards established thereunder as required for service on the Conflicts Committee. Included within such determination, the Board has also determined that each of Messrs. Harrison and Larson is independent as defined in Section 10A of the Exchange Act and the listing standards of the NASDAQ.

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

To our knowledge, and based solely on our review of the copies of such reports and written representations provided to us by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% holders were complied with in a timely manner, except for the following filings:

•
The Form 4 reporting the vesting of performance phantom units, vesting of associated dividend equivalent rights, and performance of phantom units withheld to cover taxes at vesting (3 transactions) by Ronald J. Foster filed on March 17, 2016;

•
The Forms 4 reporting the (i) phantom unit grant (1 transaction each) by Charles B. Benge, Ronald J. Foster, Timothy A. Knox, and Anthony D. Speer, (ii) the vesting of phantom units, vesting of associated dividend equivalent rights, and phantom units withheld to cover taxes at vesting (3 transactions each) by Charles B. Benge, Ronald J. Foster, Timothy A. Knox, Anthony D. Speer, and Elijio V. Serrano, and (iii) the phantom unit grant and vesting of dividend equivalent rights (2 transactions each) by Paul D. Coombs, James R. Larson, D. Frank Harrison, and William D. Sullivan filed on May 16, 2016; and

•
The Form 4 reporting the vesting of phantom units, vesting of associated dividend equivalent rights, and phantom units withheld to cover taxes at vesting (6 transactions) by Ronald J. Foster filed on June 3, 2016.

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

This Compensation Discussion and Analysis (“CD&A”) is designed to provide an understanding of our compensation philosophy and objectives and insight into the process by which our specific compensation practices are established. This CD&A is focused on the total compensation of the President and other officers of our general partner named in the Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”) and other officers of our general partner designated as our senior managers (together with our NEOs, “Senior Management”). The Compensation Committee of TETRA’s Board of Directors (the “Compensation Committee”) is responsible for the oversight of compensation programs that apply to a broad base of our employees, and for specific compensation decisions that relate to our NEOs who are employed by our general partner. Mr. Serrano, who serves as the Chief Financial Officer of TETRA, also served as our Chief Financial Officer from September 2015 through June 20, 2016. Mr. Serrano is not, nor was he previously, an employee of our general partner. Mr. Serrano’s primary business responsibilities are for TETRA and he devotes less than a majority of his business time to our general partner and us. Accordingly, the Compensation Committee, acting in its capacity as such for TETRA, is responsible for establishing Mr. Serrano’s compensation and we have no control over Mr. Serrano’s compensation. However, in recognition of the services of Mr. Serrano to us, our Board did approve an award of 26,989 performance-based phantom units to Mr. Serrano in May of 2016, pursuant to our Amended and Restated 2011 Long Term Incentive Plan. Each phantom unit award was granted in tandem with distribution equivalent rights (“DERs”) that entitle Mr. Serrano to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding, times the number of units subject to the award. We have not formed, and do not intend to form, a compensation committee, and for the immediate future the Board intends to continue to delegate oversight of certain aspects of our compensation programs to the Compensation Committee.

Our relationship with our general partner and TETRA relating to the personnel who operate our business is governed by the Omnibus Agreement dated June 20, 2011 and amended on June 20, 2014, among us, our general partner and TETRA (as amended, the “Omnibus Agreement”). Under the terms of the Omnibus Agreement, we reimburse our general partner and TETRA for certain expenses incurred on our behalf, including a portion of the compensation of employees of our general partner and TETRA who perform services on our behalf. The compensation expense allocated to us in 2016 with respect to each of our NEOs, other than Mr. Serrano, was 100% of their total compensation, since each of our NEOs, other than Mr. Serrano, devote virtually all of their business time to our operations. Under our Omnibus Agreement, certain corporate and administrative departments of TETRA allocate a percentage of their costs to us for reimbursement for services provided by them on our behalf. While Mr. Serrano’s department makes such an allocation under the Omnibus Agreement, no portion of such expenses is specifically based on Mr. Serrano's time and there is no reimbursement by us specifically for the cost of Mr. Serrano’s services. Accordingly, the compensation disclosed herein for our NEOs other than Mr. Serrano reflects all of the compensation expense that is payable by us under the Omnibus Agreement with regard to such individuals. None of the cash compensation or other benefits made available to Mr. Serrano by TETRA was based on the specific services he provided to us and therefore only the equity awards made to Mr. Serrano pursuant to our Amended and Restated 2011 Long Term Incentive Plan are discussed herein. Please read the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our reimbursement of expenses.

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

As a result of our relationship with TETRA, the compensation of our NEOs is structured in a manner similar to TETRA’s compensation of its executive officers. In addition, the compensation policies and practices of our general partner are similar to those of TETRA. Our compensation practices for fiscal year 2016 were strongly influenced by the unprecedented decline in oil and natural gas prices that began in June 2014 and continued through 2015 and most of 2016. The Compensation Committee gave significant weight to our 2016 results and expected activity levels in 2017 in its consideration of our executive compensation.

The following CD&A addresses our compensation practices, philosophies and objectives as they relate to our NEOs and other members of our Senior Management who are employed by our general partner. Because TETRA makes all decisions regarding the compensation for Mr. Serrano, those decisions are not discussed in this CD&A and unless specified to the contrary below, references in the following CD&A to “NEOs,” “executive officers,” or “Senior Management” do not include Mr. Serrano. The total compensation paid by TETRA to Mr. Serrano in 2016 will be disclosed in TETRA’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 2017.

Impact of the Industry Downturn on Compensation

The recent unprecedented and lengthy downturn experienced by the oil and gas industry and its service providers had a significant impact on several elements of Senior Management compensation:

•
Reductions in Base Pay. As part of our ongoing cost reduction efforts, in May of 2016 the Compensation Committee approved 10% reductions in the base salaries of each of our NEOs, with the exception of Mr. Coffie, who was not yet employed by us at that time.

•
Suspension of Company Match under 401(K) Plan. As part of our cost reduction efforts, in May of 2016 TETRA suspended making matching contributions under the 401(K) Plan, which impacted all of our NEOs who were participants in the plan at that time.

•
No Payout of 2016 Annual Cash Incentive Awards. Based on our actual 2016 performance compared to specified performance measures established by the Compensation Committee for our 2016 annual cash incentive awards, no portion of the target amounts of such awards granted to our NEOs was earned.

Components of Compensation

We seek to structure a balance between achieving positive short-term annual results and ensuring long-term viability and success by providing both annual and long-term incentive opportunities. The following graphic illustrates the components of the total compensation opportunities available to members of our Senior Management:

Competitive Compensation

In order to maintain our ability to attract and retain highly-skilled executives and managers, the Compensation Committee believes that the total compensation of our NEOs and other members of Senior Management should be competitive with the market in which we compete for talent. In order to assess the competitiveness of our compensation programs, the Compensation Committee reviews compensation paid by our peer group companies as well as broader oilfield services compensation data. The Compensation Committee generally seeks to target NEO compensation near market median levels. However, target levels of NEO pay are not based on strict adherence to the market median and may vary from median levels based on a number of factors including individual performance, internal equity, and general industry conditions. Some of the challenges that we face in recruiting and retaining highly-skilled executives and senior management include:

•
The decline in the market price for our common units has decreased the retention value of equity awards granted to our executives in recent years. Although many companies in the oilfield services industry have experienced similar market price declines beginning in the second half of 2014 and throughout 2015 and 2016, the reduced value of our executives' outstanding equity awards creates an opportunity for our peer group companies or other companies seeking to fill open positions.

•
As a result of the cost reduction measures we have undertaken, most members of our Senior Management have not received an increase in annual base pay since 2014. In addition, as disclosed above, in May of 2016 the Compensation Committee approved 10% reductions in the base salaries of each of our NEOs except Mr. Coffie, who was not yet employed by us at that time. As of the date of this filing, the base salary of each impacted NEO is still reduced 10% from its level as of January 1, 2016.

In evaluating the competitiveness of our compensation programs, the Compensation Committee gives significant consideration to these challenges. From time-to-time, the Compensation Committee may increase individual NEO and Senior Management compensation levels in order to protect our investment in their talent.

Pay for Performance

In establishing target compensation levels, the Compensation Committee places a significant portion of our NEOs’ compensation “at-risk” through the use of variable compensation, much of which is performance-based. Variable pay includes performance-based cash incentives for achievement of specified performance objectives on an annual basis, performance-based long-term incentives (equity and cash) that are earned only if specified long-term performance objectives are achieved, and time-based equity compensation, the long-term value of which depends on the market price for our common stock or CCLP’s common units.

By weighting our NEOs’ target compensation toward variable pay, we ensure that the compensation earned by our NEOs is aligned with company performance, particularly over the long term. For 2016, approximately 60% of the target compensation opportunities for our CEO and 41% of the target compensation opportunities for our other NEOs were variable or “at-risk.”

2016 NEO Target Total Direct Compensation
President	Other NEOs

60% Variable / At-Risk	41% Variable / At-Risk

2016 NEO Actual Total Direct Compensation
President	Other NEOs

54% Variable / At-Risk	26% Variable / At-Risk

Key Compensation Practices and Policies

We have implemented and continue to maintain compensation practices and policies that we believe contribute to good governance.

What We Do	What We Don’t Do
☑ Use performance measure to align pay with performance
☑ Our annual cash incentives are subject to a claw-back provision, as are our equity awards
☑ The compensation consultant is retained directly by the Compensation Committee and does not provide any services to management
☑ Every member of the Compensation Committee is independent as defined in the listing standards of the NYSE and NASDAQ
☑ We have adopted procedures for grants of equity awards that provide guidelines under which annual and other equity awards may be granted

☒ Our insider trading policy prohibits transactions involving short sales, the buying or selling of puts calls or other derivative instruments, and transactions involving certain forms of hedging or monetization
☒ Provide tax gross-ups or executive perquisites
☒ Allow single-trigger severance or change of control agreements

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

Role of Compensation Consultant. In October 2015, the Compensation Committee retained the services of Pearl Meyer & Partners ("Pearl Meyer"), an independent provider of compensation consulting services, to assist the Compensation Committee in its review of our 2015 compensation programs, and its consideration of prospective changes for 2016. Before engaging Pearl Meyer, the Compensation Committee confirmed that Pearl Meyer does not provide other services to us, to our general partner, or to TETRA; has procedures in place to prevent conflicts of interest; and, does not have a business or personal relationship with any of the executive officers of our general partner, any of TETRA’s executive officers, or any member of the Compensation Committee. The individual consultants involved in the engagement do not own our limited partner units, nor do they own

TETRA’s common stock. The Compensation Committee discussed these considerations and concluded that there were no conflicts of interest with respect to the consulting services provided by Pearl Meyer.

Role of our President. Our President makes recommendations to the Compensation Committee with regard to salary adjustments and the annual and long-term incentives to be provided to our Senior Management, excluding himself. TETRA's COO and CEO make recommendations to the Compensation Committee with regard to salary adjustments and the annual and long-term incentives to be provided to our President. Based upon his judgment and experience and in consultation with TETRA’s COO and CEO, taking into consideration available industry-based compensation surveys and other compensation data and analysis, including data provided by the Compensation Committee’s consultant, if one is retained for that year, our President annually reviews with the Compensation Committee specific compensation recommendations for Senior Management. In preparation for these evaluations, the Compensation Committee reviews an annual compensation report that presents current annual base salaries, annual incentive targets, annual incentives earned and the values of outstanding equity-based and other long-term compensation, to provide the Compensation Committee with a detailed picture of how the various components of total compensation paid or to be paid to each member of Senior Management, including our President, aggregate in the current year.

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

Salary. We believe that a competitive salary program and industry standard benefits are important factors in our ability to attract and retain talented Senior Management employees. The Compensation Committee typically reviews relevant compensation data and analysis provided by its compensation consultant, if one is retained for that year, or by management if no compensation consultant is engaged, to ensure that our salary program is competitive. In this respect, the Compensation Committee uses the survey data and compensation paid by peer companies as a market check on the salaries and other elements of compensation it establishes. The Compensation Committee reviews the salaries of all members of our Senior Management at least annually. Base salaries may be adjusted for performance, which may be individual or company-wide performance, expansion of duties, and changes in market salary levels. In considering salary adjustments each year, the Compensation Committee gives weight to the foregoing factors, with particular emphasis on corporate performance goals, our President’s analysis and TETRA's COO's and CEO's analysis of each individual’s performance, and their specific compensation recommendations. However, the Compensation Committee does not rely on formulas and considers all factors when considering salary adjustments.

In its December 2015 review of our Senior Management compensation, the Compensation Committee noted that industry market conditions and our internal budgeted forecast suggested that 2016 would be a challenging year for us, and in the interest of taking a proactive approach to cost containment, the Compensation Committee did not approve increases in base salary for our President or other NEOs.

In May of 2016, as part of our cost reduction efforts and in connection with broad-based salary and workweek reductions implemented for most of our U.S. employee population, the Compensation Committee approved a 10% reduction in the base salaries of all of our NEOs as of that date. The following table sets forth the base salaries that were in effect for our NEOs as of January 1, 2016, and base salaries following the May 2016 reduction that remained in effect as of year end. Mr. Coffie was first employed by us in June of 2016, and his base salary was not subject to reduction.

Name	Title	Base Salary as of January 1, 2016	Base Salary as of December 31, 2016
Timothy A. Knox	President	$400,000	$360,000
Derek C. Coffie	Chief Financial Officer	—	250,000
Ronald J. Foster	Sr. Vice President & Chief Marketing Officer	325,000	292,500
C. Brad Benge	Vice President of Operations	240,000	216,000
Levent Caglar	Vice President of Fleet Management	195,012	175,511

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

As part of its December 2015 review of the compensation of our NEOs, the Compensation Committee reviewed a preliminary estimate of the aggregate amount of annual cash incentive compensation to be awarded under TETRA’s Cash Incentive Compensation Plan based on 2015 performance, and discussed the overall effectiveness of the plan in furthering our compensation philosophy. In its consideration of changes for the 2016 plan year, the Compensation Committee did not specifically benchmark Cash Incentive Compensation Plan award opportunities relative to any survey or other compensation data. At that time, the Compensation Committee elected not to increase the percentages of base salary that determined the threshold, target, and stretch amounts of annual cash incentive opportunities for our NEOs for the 2016 plan year.

The following table sets forth the 2016 annual incentive award opportunities that were established by the Compensation Committee at its December 2015 meeting, shown as a percentage of base salary for certain of our NEOs under the Cash Incentive Compensation Plan.

2016 Award Opportunities - Annual Cash Incentive Compensation Plan
	Threshold	Target	Stretch
Timothy A. Knox	12%	60%	96%
Derek C. Coffie	7%	35%	56%
Ronald J. Foster	9%	45%	72%
C. Brad Benge	7%	35%	56%
Levent Caglar	7%	35%	56%

Under the Cash Incentive Compensation Plan, financial and non-financial performance measures may be based on performance criteria described in the plan or on such other measures as may be determined by the Compensation Committee. As part of our ongoing efforts to build a robust culture of performance and a customer-centric environment, each performance measure under the 2016 plan was aligned to one of our four CØRE categories:

• Customers • Drive to ZERØ • Returns • Employees

Recognizing that our continuing ability to generate earnings and remain in compliance with our debt covenants would be a critical focus for 2016, the Compensation Committee approved Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, costs of compressors sold, fair value adjustments of our Preferred Units, and gain on extinguishment of debt, administrative expenses under the Omnibus Agreement to be paid using common units, and excluding acquisition and transaction costs and severance) and DCF as the primary financial performance measures in the "Returns" category for the 2016 performance period. Other performance measures approved by the Compensation Committee include: EBITDA from revenue initiatives; average annual fleet utilization; health and safety measures including TRIR, chargeable vehicle incident rates, and behavioral based observation participation; the retention rate of employees designated as “high value”; and completion of four assigned training modules through our performance management system.

Under the Cash Incentive Compensation Plan, actual results must reach the minimum threshold level of 70% of established target performance objectives for any payments to be earned. For 2016, at the discretion of the Compensation Committee, the threshold performance level for the distributable cash flow performance measure was set at 86.9% of target performance, and it was determined that no amounts under the 2016 plan would be paid out, regardless of achievement, unless the distributable cash flow threshold was achieved. The following table shows each performance measure for our NEOs, the CØRE strategy to which it aligns, and the target performance objective under our 2016 annual incentive plan:

	Strategy	Performance Measure	Target Performance Objective
CUSTOMERS	Develop new business, retain customers and manage price to protect market share	EBITDA from Revenue Initiatives	$9.2 million
		Fleet Utilization	87.5% by year-end
DRIVE to ZERØ	Change behaviors, identify hazards, and manage risks to Drive to Zero incidents	TRIR(1)	1.2
		CVIR(1)	0.59
		BBO Participation(1)	70%
RETURNS	Identify synergies, optimize costs and leverage to safeguard profitability	Adjusted EBITDA	$124.8 million
		Distributable Cash Flow	$76.4 million
EMPLOYEES	Train, retain, and recognize high value employees to improve performance	Retention	90% of high value employees
		Performance Review	Annual Review
		Training	1 training completed per quarter, per employee
(1) Total Recordable Incident Rate, Chargeable Vehicle Incident Rate, and Behavioral Based Observation Participation

The relative weight of specific performance measures varies based on each participant's responsibilities; however, for each NEO, performance measures in the Returns category comprise 60 - 70% of the total target annual incentive, reflecting our NEOs’ significant focus on generating strong financial returns. The following table shows the weight of each CØRE category in each NEOs total award opportunity. For categories in which there is more than one performance measure (such as in the Drive to Zero category) each performance measure within the category carries an equal weight. Individual performance objectives (“IPOs”) for each NEO are aligned to the CØRE strategies and were approved by the Committee in February of 2016.

	CUSTOMERS	DRIVE TO ZERØ	RETURNS	EMPLOYEES	IPOs	TOTAL WEIGHT
Timothy A. Knox	10%	5%	70%	5%	10%	100%
Derek C. Coffie	10%	10%	60%	5%	15%	100%
Ronald J. Foster	10%	5%	70%	5%	10%	100%
C. Brad Benge	10%	10%	60%	5%	15%	100%
Levent Caglar	10%	10%	60%	5%	15%	100%

As actual 2016 results for the distributable cash flow performance measure did not reach the required threshold level of performance, the Compensation Committee deemed that no payouts had been earned for the 2016 plan year.

Equity Incentive Awards. Equity incentives consisting primarily of awards of CSI Compressco phantom units and performance phantom units comprise a significant portion of our NEOs’ total compensation package. The Compensation Committee seeks to strike a balance between achieving short-term annual results and ensuring strong long-term success through its use of equity awards, which are geared toward longer-term performance as they generally, though not always, vest ratably over a three-year period, and their values are materially affected by market price appreciation of the underlying security.

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

Our Board and the Compensation Committee have each adopted the Procedures for Grants of Awards Under the CSI Compressco Equity Incentive Compensation Plans (the “Grant Procedures”) to assist in the administration of our equity compensation plans. In February of 2017, our Board and the Compensation Committee amended the Grant Procedures to provide, among other things, that grants of annual awards would be made to eligible CSI Compressco employees each year on the date of the Compensation Committee's meeting generally held in late February. With respect to such annual awards, based on the Compensation Committee's determination of the aggregate number of awards that may be granted under the 2011 Plan in a given year, the Compensation Committee or our Board, as applicable, will review and consider individual grants proposed by Mr. Knox and TETRA's CEO and make any adjustments they consider appropriate. The Compensation Committee will approve all final individual awards, except those awards proposed to be granted to Section 16 Reporting Persons, at the Compensation Committee's February meeting. The Compensation Committee will recommend to our Board the approval of the proposed awards to Section 16 Reporting Persons, including our NEOs. Our Board will review and consider the individual grants to Section 16 Reporting Persons recommended by the Compensation Committee, make any adjustments it considers appropriate, and approve all final individual awards to Section 16 Reporting Persons, including our NEOs, at a meeting of our Board or by a unanimous consent in lieu of a meeting.
With respect to the contemplated annual awards to be made to non-employee directors, it is anticipated that such awards will consist of phantom units. Each award to a non-employee director will have an aggregate market value as of the date of grant in an amount determined by our Board. The value of such annual equity award is currently set at $60,000. Such annual awards will be approved at a meeting of the Board or by a unanimous consent in lieu of a meeting in early May of each year. Unless otherwise determined by the Board, one-third portions of such awards will become vested on the date of grant, and additional one-third portions of such awards will vest in January and May of the subsequent year.

The Compensation Committee has delegated to the TETRA CEO its authority to grant special inducement, merit, and retention awards under the 2011 Plan, and any future equity plans to individuals who are not and are not expected to become, in the near term, Section 16 Reporting Persons from a pool of such awards authorized by the Compensation Committee each year. The Compensation Committee, our Board, and TETRA's CEO will consider refraining from making awards other than our annual grants if the committee, our Board, TETRA's CEO, or our executive management are aware of any material, non-public information regarding us or our affiliates.
On May 2, 2016, the Compensation Committee and our Board approved awards of time-based phantom units to our Senior Management and certain of our employees. Each phantom unit award was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award. The phantom units and tandem DERs will vest ratably over the three-year period following the date of grant. In addition, consistent with our philosophy of basing a significant portion of our Senior Management's compensation on performance, also on May 2, 2016, our Board granted awards of performance-based phantom units with tandem DERs to members of our Senior Management as of that date. In addition, the

Board granted awards of performance-based phantom units to Mr. Serrano on such date. The performance-based unit awards cover the performance period of January 1, 2016 through December 31, 2018, and under such award, up to 200% of the "Target" number of phantom units granted under the award may be earned based on our three-year cumulative distributable cash flow (“DCF”) per outstanding unit for the performance period ending December 31, 2018, relative to the performance objectives established by our Board.

The following table sets forth the number of time-based phantom units and/or performance-based phantom units awarded to our NEOs, other than Mr. Coffie, in May 2016, and the time-based phantom units awarded to Mr. Coffie in June 2016. The aggregate grant date fair value of these awards was determined in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718.

	Number of Time-Based Phantom Units	Number of Performance-Based Phantom Units	Aggregate Grant Date Fair Value Of Unit Awards
Timothy A. Knox	25,569	25,569	$427,514
Derek C. Coffie	25,189	—	$200,001
Elijio V. Serrano	—	26,989	$225,628
Ronald J. Foster	4,262	4,262	$71,261
C. Brad Benge	8,523	8,523	$142,505
Levent Caglar	5,682	5,682	$95,003

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

Three-Year Performance Phantom Unit Awards Granted in 2014. In May 2014, our Board approved awards of performance-based phantom units with tandem DERs to certain officers as of such date, including Mr. Foster. The performance-based phantom unit awards covered the performance period of January 1, 2014 through December 31, 2016 and under such awards, up to 200% of the "Target" number of phantom units granted under the award could be earned based on our three-year cumulative DCF per outstanding unit for the performance period ending December 31, 2016, relative to the following performance objectives established by our Board:

3-Year Cumulative DCF per Outstanding Unit	Percentage of Phantom Units Earned
Less than $7.07	—%
$7.61	50%
$8.28 (Target)	100%
$10.05	150%
> $11.75 (Maximum)	200%

For DCF per outstanding unit amounts that fell between any of the performance objectives set forth above, straight line interpolation was to be used to determine the specific number of phantom units earned. In February of 2017, our Board determined that the required threshold performance objective for the three-year cumulative DCF per outstanding unit performance measure had not been met, and based on such determination, none of the units awarded had been earned.

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

401(k) Plan. Due to our relationship with TETRA, our employees are eligible to participate in TETRA’s 401(k) Retirement Plan (the “401(k) Plan”), which is intended to supplement a participant’s personal savings and social security. Under the 401(k) Plan, eligible employees may contribute on a pretax basis up to 70% of their compensation, subject to an annual maximum established under the Code. Our general partner generally makes a matching contribution under the 401(k) Plan equal to 50% of the first 6% of a participant’s annual compensation that is contributed to the 401(k) Plan; however, in connection with other cost reduction efforts, the matching contribution was suspended in May of 2016. All employees (other than nonresident aliens) who have reached the age of eighteen and have completed six months of service with us are eligible to participate in the 401(k) Plan.

Nonqualified Deferred Compensation Plan. Certain of our Senior Management, directors, and certain other key employees have the opportunity to participate in TETRA’s Executive Nonqualified Excess Plan, which is an unfunded, deferred compensation program. Under the program, participants may defer a specified portion of their annual total cash compensation, including salary and performance-based cash incentive, subject to certain established minimums. The amounts deferred increase or decrease depending on the deemed investment elections selected by the participant from among various hypothetical investment election options. Deferral contributions and earnings credited to such contributions are 100% vested and may be distributed in cash at a time selected by the participant and irrevocably designated on the participant’s deferral form. In-service distributions may not be withdrawn until two years following the participant’s initial enrollment. Notwithstanding the participant’s deferral election, the participant will receive distribution of his deferral account if the participant becomes disabled or dies, or upon a change in control. None of our NEOs participated in the Executive Nonqualified Excess Plan during 2016.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. Messrs. Knox, Foster, Benge, and Caglar receive car allowances or are entitled to the use of a company-owned vehicle, as is the case for all of our sales and field service personnel. In September of 2016, Mr. Knox began receiving a monthly housing allowance that will be paid for one year (until September 2017) to assist in his transition to The Woodlands facility. During 2016, except for Mr. Knox's housing allowance and the car allowances (or the use of a company-owned car) for Messrs. Knox, Foster, Benge, and Caglar, no NEO received an allowance from us for any of the above or a reimbursement for any expense incurred for non-business purposes.

Employment Agreements

In connection with the acquisition of CSI, on July 31, 2014, we entered into employment agreements with Messrs. Knox and Benge (the “Employment Agreements”), which became effective upon the closing of the CSI acquisition on August 4, 2014, and were subsequently amended on May 9, 2016 to reduce the salary paid thereunder in connection with our cost cutting efforts. The Employment Agreements, as amended, set forth the following annual base salary and target annual cash incentive bonus opportunity for each NEO: for Mr. Knox, annualized base salary of a minimum of $360,000 and eligibility to receive a target annual cash incentive bonus equal to 60% of his base salary; and, for Mr. Benge, annualized base salary of a minimum of $216,000 and eligibility to receive a target annual cash incentive bonus equal to 35% of his base salary.

Beginning in May 2015, Messrs. Knox and Benge became eligible to participate in annual grants of equity-based compensation on a basis consistent with other of our executive officers. Messrs. Knox and Benge are also provided the use of a vehicle provided by us or an automobile allowance in lieu of such vehicle. In the event the employment of Mr. Knox or Benge is terminated by us without “Cause” or by such individual for “Good Reason” (as such terms are defined in the Employment Agreements) within the initial three-year employment period, such individual shall be entitled to receive, subject to the satisfaction of certain conditions including the execution and non-revocation of a release agreement, severance benefits including the payment of his base salary and continuation of medical and dental insurance coverage for the remaining term of the initial employment period, the payment of any unpaid Annual Bonus (as defined in the Employment Agreements) for the preceding calendar year, a pro-rata payment of any Annual Bonus earned for the year in which such termination occurs, and full acceleration of the phantom units granted on August 5, 2014, as described above. The Employment Agreements also contain certain confidentiality, nonsolicitation, and noncompetition restrictions applicable to each NEO for the periods specified therein.

Effective as of August 4, 2014, we entered into an employment agreement with Mr. Foster (the “Foster Employment Agreement”), that was subsequently amended on May 9, 2016 to reduce the salary paid thereunder in connection with our cost cutting efforts. Pursuant to the Foster Employment Agreement, Mr. Foster receives an annualized base salary of a minimum of $292,500 and he is eligible to receive a target annual cash incentive bonus equal to 45% of his base salary. Mr. Foster is eligible to participate in annual grants of equity-based compensation on a basis consistent with our other officers. In the event Mr. Foster’s employment is terminated by us without “Cause” or by Mr. Foster for “Good Reason” (as such terms are defined in the Foster Employment Agreement) within the initial three-year employment period, Mr. Foster shall be entitled to receive, subject to the satisfaction of certain conditions including the execution and non-revocation of a release agreement, severance benefits including the payment of his base salary and continuation of medical and dental insurance coverage for the remaining term of the initial employment period, the payment of any unpaid Annual Bonus (as defined in the Foster Employment Agreement) for the preceding calendar year and a pro-rata payment of any Annual Bonus earned for the year in which such termination occurs. In addition, the vesting of certain phantom units awarded to Mr. Foster will be fully accelerated. The Foster Employment Agreement also contains certain confidentiality, nonsolicitation, and noncompetition restrictions applicable to Mr. Foster for the periods specified therein.

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

Indemnification Agreements

We and each of our current directors and our NEOs have executed an indemnification agreement that provides that we will indemnify them to the fullest extent permitted by our Second Amended and Restated Certificate of Limited Partnership, Bylaws, and applicable law. The indemnification agreement also provides that our directors and officers will be entitled to the advancement of fees as permitted by applicable law and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall be indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his or her services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as an officer or director, subject to the terms and conditions of that insurance. In addition, Messrs. Brightman, Coombs, Serrano, Elkhoury, Knox, Foster, and Sullivan, in their capacities as directors and/or executive officers of

TETRA, have executed indemnification agreements with TETRA that are substantially similar to the indemnification agreements executed by each of them in connection with their services to us, and they benefit from the protection of similar insurance.

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

Submitted by the Board of Directors of CSI Compressco GP Inc.,

Stuart M. Brightman, Chairman
Paul D. Coombs
Joseph Elkhoury
D. Frank Harrison
Timothy A. Knox
James R. Larson
William D. Sullivan

Compensation of Executive Officers

Summary Compensation

The following table sets forth the compensation earned by (i) our President (“Principal Executive Officer”), (ii) our Chief Financial Officer (“Principal Financial Officer”), (iii) our former Chief Financial Officer, who served as the Principal Financial Officer for a portion of 2016, and (iv) each of our three other most highly compensated executive officers (each a “Named Executive Officer”) for the fiscal year ended December 31, 2016.

 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Unit Awards(2)	Non-Equity Incentive Plan Comp.	All Other Comp.(3)	Total
		($)	($)	($)	($)	($)	($)
Timothy A. Knox(4)	2016	$328,769	$—	$427,514	$—	$41,628	$797,911
President	2015	400,000	—	450,006	121,200	25,065	996,271
	2014	161,540	159,076	700,015	73,260	8,805	1,102,696

Derek C. Coffie(5)	2016	$129,808	$—	$200,001	$—	$59,580	$389,389
Chief Financial Officer

Elijio V. Serrano	2016	(6)	(6)	$225,628	(6)	(6)	$225,628
Former CFO Officer	2015	(6)	(6)	375,019	(6)	(6)	375,019

C. Brad Benge(4)	2016	$225,231	$—	$142,505	$—	$16,290	$384,026
VP of Operations	2015	240,000	$—	117,066	$49,014	17,729	423,809
	2014	96,923	64,998	300,013	25,641	8,101	495,676

Ronald J. Foster(7)	2016	$300,813	$—	$71,261	$—	$60,329	$432,403
SVP, Chief Marketing Officer	2015	$325,000	$—	$162,604	$73,856	$45,347	$606,807
	2014	305,940	—	871,822	67,488	66,497	1,311,747

Levent Caglar	2016	$183,011	$—	$95,003	$—	$33,075	$311,089
VP of Fleet Management

(1)
Pursuant to the agreement under which we acquired CSI, the amounts shown were paid by us in December 2014 and February 2015 for the performance period of October 1, 2013 through September 30, 2014 under the terms of CSI's cash incentive compensation program.

(2)
The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2016, 2015, and 2014, as applicable, in accordance with FASB ASC Topic 718. The grant date fair value of performance phantom unit awards granted in each year are reported based on the probable outcome of the performance conditions on the grant date. The value of the 2016 performance phantom unit awards assuming achievement of the maximum performance level would be: Mr. Knox, $427,514; Mr. Serrano, $225,628; Mr. Benge, $142,505; Mr. Foster, $71,261; and Mr. Caglar, $95,003. Phantom unit awards and performance phantom unit awards granted under the CSI Compressco equity plan on May 2, 2016 relate to our common units and are valued at $8.36 per common unit in accordance with FASB ASC Topic 718. The phantom unit award granted to Mr. Coffie on June 20, 2016 is valued at $7.94 per common unit in accordance with FASB ASC Topic 718. Each phantom unit award granted on May 2, 2016 and June 20, 2016 was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(3)
The amounts reflected represent: (i) the employer paid portion of life, health, and disability insurance benefits, and matching contributions under our 401(k) Retirement Plan; (ii) for Messrs. Knox, Benge, Foster, and Caglar, the value of distribution equivalent rights settled in connection with the vesting of unit awards that relate to CSI Compressco's common units, which was $6,151 for Mr. Knox, $1,606 for Mr. Benge, $45,292 for Mr. Foster, and $17,292 for Mr. Caglar in 2016; (iii) for Messrs. Knox, Benge, Foster, and Caglar, a car allowance or the use of a company-owned vehicle; (iv) for Mr. Knox in 2016, the aggregate value of his monthly housing allowance from September through year end, which was $11,375; (v) and for Mr. Coffie in 2016, a relocation allowance under the terms of his initial offer of employment with us.

(4)
Messrs. Knox and Benge were first employed by us on August 4, 2014. Accordingly, amounts shown above for 2014, with the exception of payments shown in the "Bonus" column, reflect compensation earned during the period from August 4, 2014 through December 31, 2014. As a result of their employment in 2014, prior period information is not applicable.

(5)	Mr. Coffie was first employed by us on June 20, 2016. Prior period information is not applicable.

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

Grants of Plan Based Awards

The following table discloses the actual number of phantom unit awards and performance phantom unit awards granted under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan during the fiscal year ended December 31, 2016 to each Named Executive Officer, including the grant date fair value of these awards, and the threshold, target, and maximum amounts of the annual non-equity (cash) incentive granted under TETRA’s Cash Incentive Compensation Plan during the fiscal year ended December 31, 2016 to each Named Executive Officer.

Grants of Plan Based Awards Table

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Units	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date		Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)	(#)	($)
Timothy A. Knox	3/2/2016	(1)	$48,000	$240,000	$480,000
	5/2/2016	(4)				2,557	25,569	51,138		$213,757
	5/2/2016	(5)							25,569	$213,757

Elijio V. Serrano	5/2/2016	(4)				2,699	26,989	53,978		$225,628

Derek C. Coffie	6/20/2016	(6)							25,189	$200,001

C. Brad Benge	3/2/2016	(1)	$16,800	$84,000	$168,000
	5/2/2016	(4)				852	8,523	17,046		$71,252
	5/2/2016	(5)							8,523	$71,252

Ronald J. Foster	3/2/2016	(1)	$29,250	$146,250	$292,500
	5/2/2016	(4)				426	4,262	8,524		$35,630
	5/2/2016	(5)							4,262	$35,630

Levent Caglar	3/2/2016	(1)	$13,300	$66,500	$133,000
	5/2/2016	(4)				568	5,682	11,364		$47,502
	5/2/2016	(5)							5,682	$47,502

(1)
The estimated possible payouts under non-equity incentive plan awards granted on March 2, 2016 are the threshold, target, and maximum amounts of the annual cash incentive granted for 2016 performance under TETRA’s Cash Incentive Compensation Plan. No portion of such awards was earned for 2016 performance.

(2)
The equity incentive plan awards granted on May 2, 2016 are the threshold, target, and maximum numbers of our common units that may be earned under performance phantom unit awards granted under the CSI Compressco equity plan. "Threshold" is the lowest possible payout (10% of the award) and "maximum" is the highest possible payout (200% of the award).

(3)
The FASB ASC Topic 718 value of the phantom unit and performance phantom unit awards granted under the CSI Compressco equity plan on May 2, 2016 is $8.36 per unit. Performance phantom units are shown at target value.

(4)
Performance phantom unit awards granted on May 2, 2016 may be earned under the CSI Compressco equity plan based on the level of achievement of the cumulative distributable cash flow per outstanding unit performance objective for the three-year performance period ending on December 31, 2018. Each performance phantom unit award was granted in tandem with DERs that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(5)
Phantom unit awards granted under the CSI Compressco equity plan on May 2, 2016 vest over a three-year period at a rate of one-third per year beginning on the first anniversary date of the award based on continued employment over such three-year period.

(6)
The phantom unit award granted under the CSI Compressco equity plan on June 20, 2016 vests over a three-year period at a rate of one-third per year beginning on the first anniversary date of the award based on continued employment over such three-year period.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding stock option awards previously awarded by TETRA and classified as exercisable as of December 31, 2016 for each Named Executive Officer. The table also discloses the number and value of unvested phantom unit awards granted under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2016.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards(1)				Unit Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Units that Have Not Vested		Market Value of Units that Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Units that Have Not Vested(3)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Units that Have Not Vested(3)
Name	Options Exercisable	Options Unexercisable
	(#)	(#)	($/Share)		(#)		($)	(#)		($)
Timothy A. Knox					32,008	(4)	$311,438
Timothy A. Knox					6,983	(5)	$67,945	10,475	(6)	$101,922
Timothy A. Knox					25,569	(7)	$248,786	25,569	(8)	$248,786
Elijio V. Serrano(9)					6,984	(10)	$67,954	10,475	(6)	$101,922
Elijio V. Serrano(9)								26,989	(8)	$262,603
Derek C. Coffie					25,189	(11)	$245,089
C. Brad Benge					13,718	(4)	$133,476
C. Brad Benge					1,817	(5)	$17,679	2,725	(6)	$26,514
C. Brad Benge					8,523	(7)	$82,929	8,523	(8)	$82,929
Ronald J. Foster	8,000		$21.100	5/20/2018
Ronald J. Foster	31,500		$4.17	4/9/2019
Ronald J. Foster	14,500		$10.20	5/20/2020
Ronald J. Foster					2,195	(12)	$21,357
Ronald J. Foster					22,863	(4)	$222,457
Ronald J. Foster					2,523	(5)	$24,549	3,785	(6)	$36,828
Ronald J. Foster					4,262	(7)	$41,469	4,262	(8)	$41,469
Levent Caglar					1,333	(5)	$12,970	2,000	(6)	$19,460
Levent Caglar					5,682	(7)	$55,286	5,682	(8)	$55,286

(1)
All outstanding option awards relate to TETRA’s common stock. Under the terms of TETRA’s equity plans, the option exercise price must be greater than or equal to 100% of the closing price of the common stock on the date of grant.

(2)
All outstanding unit awards relate to our common units. Market value is determined by multiplying the number of units that have not vested by $9.73, the closing price of our common units on December 30, 2016.

(3)
The number of units earned under these performance phantom unit awards will be determined based on actual level of achievement of an established performance objective. The amounts shown in these columns assume achievement of the target performance objective. Market value is determined by multiplying the target number of unearned units that have not vested by $9.73, the closing price of our common units on December 30, 2016.

(4)	The phantom unit award will cliff-vest on August 5, 2017.

(5)	One-third portions of the remaining unvested phantom unit award granted on May 4, 2015 will vest on May 4, 2017, and May 4, 2018.

(6)
The performance phantom unit award for the performance period of January 1, 2015 through December 31, 2017 may be settled pursuant to the terms of the award in March of 2018 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

(7)	One-third portions of the unvested phantom unit award granted on May 2, 2016 will vest on May 2, 2017, May 2, 2018, and May 2, 2019.

(8)
The performance phantom unit award for the performance period of January 1, 2016 through December 31, 2018 may be settled pursuant to the terms of the award in March of 2019 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

(9)
The table above includes only the outstanding equity awards held by Mr. Serrano in the Partnership. Outstanding equity awards held by Mr. Serrano in TETRA will be reflected in TETRA’s 2017 Proxy Statement.

(10)	The phantom unit award will cliff-vest on May 4, 2018.

(11)	One-third portions of the phantom unit award granted on June 20, 2016 will vest on June 20, 2017, June 20, 2018, and June 20, 2019.

(12)	The remaining one-third portion of the unvested phantom unit award granted on May 27, 2014 will vest on May 27, 2017 .

Option Exercises and Stock Vested

The following table sets forth certain information regarding restricted unit awards, phantom unit awards, and performance phantom unit awards under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan that became vested or were earned for each of our Named Executive Officers during the fiscal year ended December 31, 2016.

Option Exercises and Stock Vested Table

	Option Awards		Unit Awards(1)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Timothy A. Knox	—	$—	4,258	$34,192
Elijio V. Serrano	—	$—	—	$—
Derek C. Coffie	—	$—	—	$—
C. Brad Benge	—	$—	1,108	$8,897
Ronald J. Foster	—	$—	16,506	$123,644
Levent Caglar	—	$—	7,152	$62,247

(1)	Includes the number and value of units issued pursuant to DERs settled in tandem with phantom unit awards.

(2)
The table above reflects only the activity of Mr. Serrano with respect to equity awards granted by the Partnership. Any activity with respect to TETRA’s equity awards will be reflected in TETRA’s 2017 Proxy Statement.

Nonqualified Deferred Compensation

TETRA maintains the TETRA Technologies, Inc. Executive Nonqualified Excess Plan, an unfunded, nonqualified deferred compensation plan that allows participants to defer a portion of their base salaries and performance-based compensation. As of December 31, 2016, none of the Named Executive Officers had elected to participate in this plan.

Potential Payments upon a Change of Control or Termination

Effective August 4, 2014, in connection with the acquisition of CSI, we entered into Employment Agreements with Messrs. Knox, Foster, and Benge that provide certain severance benefits including the payment of each NEO's base salary and continuation of medical and dental insurance coverage for the remaining term of the applicable initial employment period, the payment of any unpaid Annual Bonus (as defined in the Employment Agreements) for the preceding calendar year, a pro-rata payment of any Annual Bonus earned for the year in which such termination occurs, and full acceleration of the phantom units granted on August 5, 2014, as described above. Separately, we have entered into Change of Control Agreements with Messrs. Knox and Foster that are further described below.

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

TETRA has a Change of Control Agreement with Mr. Serrano, which was in effect during 2016. Payments and benefits under the TETRA Change of Control Agreement are triggered only on a change of control of TETRA. The terms of the TETRA Change of Control Agreement and a quantification of potential benefits to Mr. Serrano under the TETRA Change of Control Agreement will be disclosed in TETRA’s 2017 Proxy Statement.

The following table quantifies the potential payments to Named Executive Officers who were employed by us as of December 31, 2016, under the contracts, agreements, or plans discussed above in various scenarios involving a change of control or termination of employment, assuming a December 31, 2016 termination date. In addition to the amounts reflected in the table, the Named Executive Officers would receive upon termination any salary earned through December 31, 2016, and any benefits they would otherwise be entitled to under TETRA's 401(k) Plan.

Name	Cash Severance Payment	Bonus Payment	Accelerated Vesting of Unit Awards(1)	Continuation of Health Benefits	Total
Timothy A. Knox
Death/disability	$—	$—	$978,877	$—	$978,877
Retirement	—	—	978,877	—	978,877
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	232,000	—	311,438	10,389	553,827
Termination upon a change of control(3)	1,280,000	—	978,877	31,168	2,290,045

Derek C. Coffie
Death/disability	$—	$—	$245,089	$—	$245,089
Retirement	—	—	245,089	—	245,089
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	—	—	—	—	—
Termination upon a change of control(3)	—	—	245,089	—	245,089

Charles B. Benge
Death/disability	$—	$—	$343,527	$—	$343,527
Retirement	—	—	343,527	—	343,527
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	139,200	—	133,476	7,659	280,335
Termination upon a change of control	—	—	343,527	—	343,527

Name	Cash Severance Payment	Bonus Payment	Accelerated Vesting of Unit Awards(1)	Continuation of Health Benefits	Total
Ronald J. Foster
Death/disability	$—	$—	$388,130	$—	$388,130
Retirement	—	—	388,130	—	388,130
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	188,500	—	222,457	10,517	421,474
Termination upon a change of control(3)	942,500	—	388,130	31,552	1,362,182

Levent Caglar
Death/disability	$—	$—	$143,002	$—	$143,002
Retirement	—	—	143,002	—	143,002
Termination for cause	—	—	—	—	—
Termination for no cause or good reason(2)	—	—	—	—	—
Termination upon a change of control(3)	—	—	143,002	—	143,002

(1)
Our Amended and Restated 2011 Long Term Incentive Plan allows acceleration upon termination following a change of control and upon death, disability, or retirement at the discretion of our Board of Directors (with regard to Named Executive Officers). Under the terms of Employment Agreements with Messrs. Knox, Foster, and Benge, acceleration of the unit awards granted on August 5, 2014 would occur upon a termination by us without cause or a termination by the officer for "good reason." Under the terms of COC Agreements with Messrs. Knox and Foster, acceleration would automatically occur upon a qualifying termination of employment following a change of control. The value of accelerated unit awards is calculated by multiplying the number of accelerated units by $9.73, the closing price of our common units on December 30, 2016.

(2)
Pursuant to the terms of Employment Agreements with Messrs. Knox, Foster, and Benge amounts shown include payment of base salary and provision of health benefits through August 4, 2017 (the remaining initial terms of the agreements), payment of the earned portion of annual bonuses for the 2016 performance period, and acceleration of the unit awards granted on August 5, 2014.

(3)
Pursuant to the terms of Change of Control Agreements with Messrs. Knox and Foster, amounts shown represent a multiple of base salary plus target annual cash bonus, payment of the earned portion of annual bonuses for the 2016 performance period, acceleration of outstanding unit awards, and provision of health benefits through December 31, 2018.

Director Compensation

As of January 1, 2016, each director who is not an employee of our general partner, TETRA, or any of its subsidiaries, receives non-cash compensation of $60,000 per year for attending regularly scheduled board meetings. The non-cash compensation is paid for the upcoming service year in the form of phantom unit awards that have an intended value of $60,000, prorated for any newly-elected director to such director's date of election and that vest over the service year as set forth below. Directors who are appointed as the chairmen of our Conflicts Committee and Audit Committee receive additional non-cash compensation of $5,000 and $10,000 per year, respectively, prorated from their respective dates of appointment in their initial year of service, which is also paid in the form of phantom unit awards. All such awards of phantom units are granted under our Amended and Restated 2011 Long Term Incentive Plan. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director is paid an annual cash retainer of $60,000 per year, paid in quarterly installments. Effective July 1, 2016, the Board of Directors voluntarily agreed to a 10% reduction in the annual cash retainer to align with the employee wage and salary reductions implemented in 2016. The value of the equity award remains unchanged.

Directors who are also our officers or employees, or officers or employees of TETRA, do not receive any compensation for duties performed as our directors. Consequently, none of Mr. Knox, our President, Mr. Brightman, the President and Chief Executive Officer of TETRA, or Mr. Elkhoury, the Senior Vice President and Chief Operating Officer of TETRA, was compensated for his service to us as a director during 2016.

On May 2, 2016, the Board approved awards of 6,819 phantom units with an aggregate grant date fair market value of $57,007 to Messrs. Coombs, Harrison, Larson, and Sullivan for their service as directors during the May 2016 through May 2017 service year. Also on May 2, 2016, with regard to the May 2016 through May 2017 service year, Mr. Harrison received an additional award of 568 phantom units with a grant date fair market value of $4,478 for his service as chairman of the Conflicts Committee, and Mr. Larson received an additional award of 1,136 phantom units with a grant date fair market value of $9,497 for his service as chairman of the Audit

Committee. One-third of all of the phantom units so awarded were immediately vested on May 2, 2016, and additional one-third portions of each award vest on January 2, 2017 and May 2, 2017. A phantom unit is a notional unit that entitles the director to receive a common unit of the Partnership upon vesting of the phantom unit. Each award of phantom units to Messrs. Coombs, Harrison, Larson, and Sullivan was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of common units equal in value to any distributions we pay during the period the award is outstanding times the number of unvested phantom units subject to the award. DERs are subject to the same vesting restrictions and risk of forfeiture applicable to the corresponding phantom units. It is anticipated that directors will be appointed to the Board in May of each calendar year.

Although Messrs. Brightman and Elkhoury did not receive compensation for their service as a director during 2016, on May 2, 2016, our Board approved awards of 74,761 performance-based phantom units to Mr. Brightman as part of the compensation he receives as President and Chief Executive Officer of TETRA and in recognition of his services to us. The aggregate grant date fair value of the unit awards granted to Mr. Brightman on May 2, 2016 was $625,002, and such awards are included in the compensation reported for Mr. Brightman in TETRA's 2017 Proxy Statement. Our Board also approved awards of 29,830 performance-based phantom units to Mr. Elkhoury as part of the compensation he received as Senior Vice President and Chief Operating Officer of TETRA and in recognition of his services to us. The aggregate grant date fair value of the awards granted to Mr. Elkhoury on May 2, 2016 was $249,379, and such awards are included in compensation reported for Mr. Elkhoury in TETRA's 2017 Proxy Statement. Each phantom unit award was granted in tandem with DERs.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2016.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)		Unit Awards(2)		All Other Compensation		Total
	($)		($)		($)		($)
Stuart M. Brightman	$—	(3)	$—	(3)	$—	(3)	$—	(3)
Joseph Elkhoury	—	(3)	—	(3)	—	(3)	—	(3)
Paul D. Coombs	57,000		57,007		—		114,007
D. Frank Harrison	57,000		61,755		—		118,755
James R. Larson	57,000		66,504		—		123,504
William D. Sullivan	57,000		57,007		—		114,007

(1)	The amounts in this column reflect payments earned for service as a non-employee director during 2016.

(2)	Phantom units granted on May 2, 2016 are valued at $8.36 per common unit in accordance with FASB ASC Topic 718.

(3)
Although Messrs. Brightman and Elkhoury did not receive compensation for their service as directors during 2016, on May 2, 2016, our Board of Directors approved awards of 74,761 and 29,830 performance-based phantom units to Messrs. Brightman and Elkhoury, respectively, as part of the compensation they receive as executive officers of TETRA and in recognition of their services to us. Phantom units granted on May 2, 2016 are valued at $8.36 per common unit in accordance with FASB ASC Topic 718.

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

Management and Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board is not required to maintain, and does not maintain, a compensation committee. During 2016, Messrs. Brightman, Elkhoury, and Knox, who were directors of our general partner, were also executive officers of TETRA. All compensation decisions with respect to Messrs. Brightman and Elkhoury are made by TETRA and they do not receive any compensation directly from us or from our general partner, with the exception of equity awards granted under our Amended and Restated 2011 Long Term Incentive Plan, as described above. All compensation decisions with respect to Mr. Knox are made by TETRA and our general partner as described above, with the exception of equity awards under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan which, if awarded, are granted by our general partner’s Board. Please read Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” below, for information about relationships among us, our general partner, and TETRA.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth certain information with respect to the beneficial ownership of our common units as of December 31, 2016 with respect to each person that beneficially owns five percent (5%) or more of our outstanding common units, and as of February 28, 2017, with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned		Percentage of Class(1)

TETRA Technologies, Inc. 24955 Interstate 45 North The Woodlands, Texas 77380	14,091,517	(2)	42.4%
Goldman Sachs Asset Management 200 West Street New York, New York 10282	3,538,654	(3)	10.6%
OppenheimerFunds, Inc. 225 Liberty Street New York, New York 10281	2,995,963	(4)	9.0%
Stuart M. Brightman	24,700		*
Paul D. Coombs	21,461		*
Joseph Elkhoury	2,000		*
D. Frank Harrison	20,216		*
Timothy A. Knox	13,550		*
James R. Larson	25,369		*
William D. Sullivan	36,230		*
C. Brad Benge	815		*
Derek C. Coffie	—		*
Ronald J. Foster	49,822		*
Levent Caglar	6,388		*
Director and executive officers as a group (12 persons)	201,144		0.6%

*	Less than 1%.

(1)	Reflects common units beneficially owned as a percentage of common units outstanding.

(2)
The common units beneficially owned by TETRA Technologies, Inc. are directly held of record by our general partner, CSI Compressco Investment, LLC, and TETRA International Incorporated, each a wholly owned subsidiary of TETRA Technologies, Inc. Each of our general partner and TETRA International Incorporated has sole voting and investment power over the common units held by them. As a result, TETRA Technologies, Inc. has indirect, sole voting and investment power over the common units held by our general partner and TETRA International Incorporated. In addition, the number of common units does not include common units that are issuable within sixty (60) days of February 28, 2017, upon conversion of a portion of the Preferred Units held by CSI Compressco Investment LLC. Such Preferred Units are converted into common units based upon a conversion price determined by the trading prices of the common units over the month preceding the conversion date and as a result, the number of common units is indeterminable at this time.

(3)
Pursuant to a Schedule 13G/A dated February 7, 2017, Goldman Sachs Asset Management, L.P., together with G.S. Investment Strategies, LLC, report shared voting power and shared dispositive power with respect to 3,538,654 of our common units.

(4) Pursuant to a Schedule 13G/A dated January 31, 2017, OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Income Fund report shared voting power and shared dispositive power with respect to 2,995,963 of our common units . Although OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Income Fund possess voting and investment power over the reported common units and are deemed to be the beneficial owners of such units, each of them disclaims beneficial ownership of such common units.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of TETRA as of February 28, 2017 with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Stuart M. Brightman	1,259,316	(1)	1.1%
Paul D. Coombs	718,975		*
Joseph Elkhoury	260,670	(2)	*
D. Frank Harrison	—		*
Timothy A. Knox	—		*
James R. Larson	—		*
William D. Sullivan	135,047		*
C. Brad Benge	—		*
Derek C. Coffie	—		*
Ronald J. Foster	60,601	(3)	*
Levent Caglar	—		*
Director and executive officers as a group (12 persons)	2,434,609	(4)	2.1%

*	Less than 1%.

(1)	Includes 727,098 shares subject to options exercisable within 60 days of February 28, 2017.

(2)	Includes 27,516 shares subject to options exercisable within 60 days of February 28, 2017.

(3)	Includes 54,000 shares subject to options exercisable within 60 days of February 28, 2017.

(4)	Includes 808,614 shares subject to options exercisable within 60 days of February 28, 2017.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, or Rights	Number of Securities Remaining Available for Future Issuance under Equity Comp. Plans (Excluding Securities Shown in the First Column)
Equity compensation plans approved by security holders	—		$—	—
Equity compensation plans not approved by security holders(1)	609,417	(2)	$—	629,509
Total:	609,417		$—	629,509

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
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons. The related person transactions in which we engaged in 2016 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement dated June 20, 2011, as amended on June 20, 2014 as described below, among us, our general partner and TETRA Technologies, Inc. (the “Omnibus Agreement”) and other related party agreements entered into in connection with our Initial Public Offering. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

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

As of February 28, 2017, TETRA and certain of its subsidiaries, including our general partner, owned 14,250,709 common units, which constitutes a 42.6% limited partner interest in us, and an approximate 2% general partner interest in us. Prior to August 18, 2014, TETRA also held 6,273,970 subordinated units. Effective August 18, 2014, all of these subordinated units were automatically converted on a one-for-one basis into common units. TETRA is, therefore, a “related person” to us as such term is defined by the SEC.

In August 2016 and September 2016, we issued and sold 6,999,126 newly-authorized Series A Convertible Preferred Units (the "Preferred Units") in a private placement. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million and representing 12.5% ownership of the Preferred Units.

Distributions and Payments to the General Partner and its Affiliates. We will generally make cash distributions 98% to unitholders on a pro rata basis, including our general partner and certain subsidiaries of TETRA, as the holders of 14,250,709 common units and approximately 2% to our general partner. In addition, because distributions have exceeded certain higher target distribution levels (beginning with the distribution for the three month period ended June 30, 2014) as provided for in our Partnership Agreement, TETRA and our general partner are entitled to Incentive Distribution Rights of the distributions up to 48% of the distributions above the highest target distribution level. However, beginning with the distribution paid in February 2016, our quarterly cash distribution was reduced to $0.3775 per common unit, and fell below the target distribution levels needed to result in Incentive Distribution Rights distribution to the General Partner. In addition, TETRA, as holders of 874,891 Preferred Units, is entitled to its share of paid in kind distributions paid to holders of Preferred Units beginning in November 2016, as prescribed in our Partnership Agreement, as amended.

For the year ended December 31, 2016, we paid aggregate cash distributions of approximately $50.2 million on our common units, and $1.0 million on our general partner interest to TETRA and our general partner. In addition, in November 2016, we distributed 13,861 of paid in kind Preferred Units to TETRA. On February 14, 2017, we paid quarterly distributions with respect to the period from October 1, 2016 through December 31, 2016, including approximately $12.6 million aggregate cash distribution on our common units and $0.3 million cash distribution on our general partner interest to TETRA and our general partner, as well as 24,255 paid in kind Preferred Units paid to TETRA.

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

Subcontract Services

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the entity retaining such services, for such periods of time and in such amounts as may be mutually agreed upon by us and TETRA and our general partner. Any such services are required to be performed on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. For the year ended, December 31, 2016, in connection with our operations in Argentina, a subsidiary of TETRA provided services to a subsidiary of ours on a subcontract basis for approximately $0.6 million.

Sales, Leases, or Like-Kind Exchanges of Equipment

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, sell, lease, or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired by the acquiring entity to meet its production enhancement or other oilfield services obligations, in such amounts, in such conditions, and for such periods of time as may be mutually agreed upon by us and our general partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA may purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in manufacturing such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof. For the year ended December 31, 2016, the approximate dollar value of the amounts involved in transactions between us and TETRA that were related to the sale, lease or like-kind exchange of equipment was as follows:

•
Pursuant to an equipment sharing agreement between two of our subsidiaries and a subsidiary of TETRA in connection with operations in Mexico, TETRA’s subsidiary charged our subsidiaries equipment rental amounts of approximately $1.2 million during 2016. In addition, another TETRA subsidiary charged our subsidiaries $0.1 million during 2016 for parts and insurance coverage purchased for use by our subsidiaries in Mexico and for reimbursement to a TETRA subsidiary for certain capital expenditures.

•
In addition to the foregoing, we also provide early production services to a customer in Argentina. Two subsidiaries of TETRA charged a subsidiary of ours in Argentina approximately $1.5 million during 2016 for equipment that is leased, and other equipment that is subleased, along with associated technical service charges, from TETRA's subsidiary to our subsidiary in Argentina related to those operations.  In connection with our operations in Argentina, our subsidiary invoiced another subsidiary of TETRA for reimbursement of expenses incurred on behalf of TETRA's subsidiary of approximately $0.1 million during 2016.

Income Sharing

Under our agreement with TETRA to provide early production services ("EPS") to a customer in Argentina, we retain a portion of the income generated under the EPS contract. During 2016, a subsidiary of TETRA invoiced a subsidiary of ours approximately $0.8 million pursuant to our income sharing agreement with TETRA.

Provision of Personnel and Services

Our business operations are conducted by our general partner’s employees, our Canadian employees, and certain employees of TETRA’s Mexico-based subsidiaries. In addition, TETRA and our general partner provide certain corporate general and administrative services to us that are reasonably necessary for the conduct of our business. Such corporate general and administrative services include legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Under the Omnibus Agreement, the services TETRA and our general partner provide to us must be substantially similar in nature and quantity to the services TETRA and our general partner previously provided to our successor entity and they can be no lower in quantity than is reasonably necessary to assist us in the management and operation of our business. For the year ending December 31, 2016, TETRA and our general partner charged us approximately $34.0 million in reimbursement for such services. The amount to be charged by TETRA and our general partner increased beginning in the fourth quarter of 2014 as a result of the CSI Acquisition.

In January 2017, we and TETRA agreed that our reimbursement for corporate general and administrative services performed by TETRA during the fourth quarter of 2016 would be paid using common units rather than cash, with the number of units issued determined based on average trading price of our common units over a defined period. These services, which totaled $1.6 million for the fourth quarter of 2016, were reimbursed with the issuance of 159,192 common units issued in January 2017.

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
Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by our principal accounting firm, Ernst & Young LLP, for the fiscal years ended December 31, 2016, and 2015, respectively:

	2016	2015
Audit fees	$1,313,000	$2,058,000
Audit related fees	259,000	—
Tax fees	—	—
Total fees	$1,572,000	$2,058,000

Our Audit Committee pre-approved 100% of the fees shown in the above table. Before approving these fees, our Audit Committee considered whether the provision of services by Ernst & Young LLP that are not related to the audit of our financial statements was compatible with maintaining the independence of Ernst & Young LLP, and concluded that it was.

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
PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Partnership
Page
	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2016 and 2015	F-3
	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014	F-4
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	F-5
	Consolidated Statements of Partners’ Capital for the years ended December 31, 2016, 2015, and 2014	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, 2014	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Financial statement schedules have been omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.
3.	List of Exhibits

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
3.10
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

4.2
Registration Rights Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

4.3
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

10.18
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

10.20
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compressco Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.21
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.22
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

10.24***
Employment Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2014 (SEC File No. 001-35195)).

10.25***
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

10.27***	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Charles B. Benge.
10.28***	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Anthony D. Speer.
10.29
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2016 (SEC File No. 001-35195)).

10.30***
CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan, as amended through March 3, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 11, 2015 (SEC File No. 001-35195)).

10.31***
Separation and Release Agreement by and between Kevin Book and CSI Compressco GP Inc., dated December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2015 (SEC File No. 001-35195)).

10.32	Third Amendment to Credit Agreement dated May 25, 2016 (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on May 25, 2016 (SEC File No. 001-35195)).
10.33***
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.34***
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.35***
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Charles B. Benge (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.36***
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Anthony D. Speer (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.37***
Consent and Acknowledgment between CSI Compressco GP Inc and Timothy A. Knox dated August 1, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 21, 2016 (SEC File No. 001-35195)).

10.38
Series A Preferred Unit Purchase Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

10.39
Series A Preferred Unit Purchase Agreement, dated as of September 20, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2016 (SEC File No. 001-35195)).

10.40
Fourth Amendment to Credit Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K/A filed on November 4, 2016 (SEC File No. 001-35195)).

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

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2016.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CSI Compressco LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its general partner
Date:	February 28, 2017	By:	/s/Timothy A. Knox
Timothy A. Knox, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with CSI Compressco GP Inc, its general partner, and on the dates indicated:

Signature	Title	Date
/s/Stuart M. Brightman	Chairman of	February 28, 2017
Stuart M. Brightman	the Board of Directors

/s/Timothy A. Knox	President and Director	February 28, 2017
Timothy A. Knox	(Principal Executive Officer)

/s/Derek C. Coffie	Chief Financial Officer	February 28, 2017
Derek C. Coffie	(Principal Financial Officer)
(Principal Accounting Officer)

/s/Paul D. Coombs	Director	February 28, 2017
Paul D. Coombs

/s/ Joseph Elkhoury	Director	February 28, 2017
Joseph Elkhoury

/s/D. Frank Harrison	Director	February 28, 2017
D. Frank Harrison

/s/James R. Larson	Director	February 28, 2017
James R. Larson

/s/William D. Sullivan	Director	February 28, 2017
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
3.10
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

4.2
Registration Rights Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

4.3
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

10.18
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

10.20
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compressco Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.21
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.22
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

10.24***
Employment Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2014 (SEC File No. 001-35195)).

10.25***
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

10.27***	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Charles B. Benge.
10.28***	Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Anthony D. Speer.

10.29
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2016 (SEC File No. 001-35195)).

10.30***
CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan, as amended through March 3, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 11, 2015 (SEC File No. 001-35195)).

10.31***
Separation and Release Agreement by and between Kevin Book and CSI Compressco GP Inc., dated December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2015 (SEC File No. 001-35195)).

10.32	Third Amendment to Credit Agreement dated May 25, 2016 (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on May 25, 2016 (SEC File No. 001-35195)).
10.33***
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.34***
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.35***
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Charles B. Benge (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.36***
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Anthony D. Speer (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.37***
Consent and Acknowledgment between CSI Compressco GP Inc and Timothy A. Knox dated August 1, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 21, 2016 (SEC File No. 001-35195)).

10.38
Series A Preferred Unit Purchase Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

10.39
Series A Preferred Unit Purchase Agreement, dated as of September 20, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2016 (SEC File No. 001-35195)).

10.40
Fourth Amendment to Credit Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K/A filed on November 4, 2016 (SEC File No. 001-35195)).

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

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc. and the
Unitholders of CSI Compressco LP

We have audited the accompanying consolidated balance sheets of CSI Compressco LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSI Compressco LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSI Compressco LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc. and the
Unitholders of CSI Compressco LP

We have audited CSI Compressco LP’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CSI Compressco LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, CSI Compressco LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSI Compressco LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), partners' capital, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas
February 28, 2017

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$20,797	$10,620
Trade accounts receivable, net of allowances for doubtful accounts of $2,253 in 2016 and $1,973 in 2015	44,904	57,775
Inventories	31,442	49,771
Assets held for sale	214	772
Prepaid expenses and other current assets	4,647	7,262
Total current assets	102,004	126,200
Property, plant, and equipment:
Land and building	34,962	34,962
Compressors and equipment	834,921	829,877
Vehicles	11,040	12,404
Construction in progress	8,138	391
Total property, plant, and equipment	889,061	877,634
Less accumulated depreciation	(242,055)	(178,354)
Net property, plant, and equipment	647,006	699,280
Other assets:
Goodwill	—	92,402
Deferred tax assets	28	20
Intangible assets, net of accumulated amortization of $18,666 in 2016 and $7,425 in 2015	37,102	48,343
Other assets	—	382
Total other assets	37,130	141,147
Total assets	$786,140	$966,627
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$15,682	$12,969
Unearned income	8,078	19,074
Accrued liabilities and other	19,974	26,704
Amounts payable to affiliates	6,180	8,153
Total current liabilities	49,914	66,900
Other liabilities:
Long-term debt, net	504,090	566,658
Series A Preferred Units	88,130	—
Deferred tax liabilities	718	656
Other long-term liabilities	39	255
Total other liabilities	592,977	567,569
Commitments and contingencies
Partners' capital:
General partner interest	3,061	6,842
Common units (33,262,376 units issued and outstanding at December 31, 2016 and 33,186,155 units issued and outstanding at December 31, 2015)	150,599	333,709
Accumulated other comprehensive income (loss)	(10,411)	(8,393)
Total partners' capital	143,249	332,158
Total liabilities and partners' capital	$786,140	$966,627
See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Compression and related services	$224,736	$287,680	$192,151
Aftermarket services	33,303	46,921	25,758
Equipment sales	53,324	123,040	64,738
Total revenues	311,363	457,641	282,647
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	117,154	142,327	98,874
Cost of aftermarket services	25,362	39,232	20,383
Cost of equipment sales	48,744	109,101	55,410
Total cost of revenues	191,260	290,660	174,667
Depreciation and amortization	72,123	81,838	40,880
Long-lived asset impairment	10,223	11,797	278
Selling, general, and administrative expense	36,222	43,479	32,100
Goodwill impairment	92,334	139,444	—
Interest expense, net	38,055	34,964	14,240
Series A Preferred fair value adjustment	5,036	—	—
Other expense, net	2,383	2,190	10,396
Income (loss) before income tax provision (benefit)	(136,273)	(146,731)	10,086
Provision (benefit) for income taxes	1,865	(101)	(1,172)
Net income (loss)	$(138,138)	$(146,630)	$11,258

General partner interest in net income (loss)	$(2,763)	$(1,892)	$510
Common units interest in net income (loss)	$(135,375)	$(144,738)	$7,319
Subordinated units interest in net income	$—	$—	$3,429
Net income (loss) per common unit:
Basic and diluted	$(4.07)	$(4.36)	$0.47
Weighted average common units outstanding:
Basic and diluted	33,262,376	33,169,413	18,928,640
Net income per subordinated unit:
Basic and diluted	$—	$—	$0.47
Weighted average subordinated units outstanding:
Basic and diluted	—	—	3,953,461

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(138,138)	$(146,630)	$11,258
Foreign currency translation adjustment, net of tax of $0 in 2016, 2015, and 2014	(2,018)	(5,057)	(3,749)
Comprehensive income (loss)	$(140,156)	$(151,687)	$7,509

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)

	Partners' Capital						Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
		Limited Partners
	General Partner	Common Unitholders			Subordinated Unitholder
	Amount	Units		Amount	Units	Amount
Balance as of December 31, 2013	$3,158	9,279		$104,887	6,274	$65,258	$413	$173,716
Net income for 2014	510	—		7,319	—	3,429	—	11,258
Distributions ($1.80 per unit)	(732)	—		(27,579)	—	(8,376)	—	(36,687)
Conversion of subordinated units to common units	—	6,274	60,311	60,311	(6,274)	(60,311)	—	—
Proceeds from issuance of common units, net of issuance costs	—	17,572	395,794	395,794	—	—	—	395,794
Contribution of capital	8,405	—	—	—	—	—	—	8,405
Equity compensation	—	—		1,544	—	—	—	1,544
Vesting of Phantom Units	—	17		—	—	—	—	—
Other comprehensive loss	—	—		—	—	—	(3,749)	(3,749)
Balance as of December 31, 2014	$11,341	33,142		$542,276	$—	$—	$(3,336)	$550,281
Net income for 2015	(1,892)	—		(144,738)	—	—	—	(146,630)
Distributions ($1.98 per unit)	(2,607)	—		(65,753)	—	—	—	(68,360)
Equity compensation	—	—		1,924	—	—	—	1,924
Vesting of Phantom Units	—	44		—	—	—	—	—
Other comprehensive loss	—	—		—	—	—	(5,057)	(5,057)
Balance as of December 31, 2015	$6,842	33,186		$333,709	—	$—	$(8,393)	$332,158
Net loss for 2016	(2,763)	—		(135,375)	—	—	—	(138,138)
Distributions ($1.51 per unit)	(1,018)	—		(50,236)	—	—	—	(51,254)
Equity compensation	—	—		2,541	—	—	—	2,541
Vesting of Phantom Units	—	76		—	—	—	—	—
Other	—	—		(40)	—	—	—	(40)
Other comprehensive loss	—	—		—	—	—	(2,018)	(2,018)
Balance as of December 31, 2016	$3,061	33,262		$150,599	—	$—	$(10,411)	$143,249

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$(138,138)	$(146,630)	$11,258
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	72,123	81,838	40,879
Impairments of long-lived assets	10,223	11,797	278
Impairment of goodwill	92,334	139,444	—
Provision (benefit) for deferred income taxes	30	(605)	(3,514)
Series A Preferred offering costs	3,111	—	—
Series A Preferred accrued paid in kind distributions	3,094	—	—
Series A Preferred fair value adjustments	5,036	—	—
Gain on extinguishment of debt	(1,405)	—	—
Equity compensation expense	3,028	2,164	1,544
Provision for doubtful accounts	1,704	508	185
Amortization of deferred financing costs	2,739	2,786	1,276
Other non-cash charges and (credits)	1,558	825	(351)
(Gain) loss on sale of property, plant, and equipment	(501)	(196)	484
Financing expense	—	—	6,750
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	11,208	19,732	(23,943)
Inventories	10,542	64,893	(30,972)
Prepaid expenses and other current assets	1,729	(2,753)	(8,031)
Accounts payable and accrued expenses	(17,039)	(71,592)	49,152
Other	68	(318)	(176)
Net cash provided by operating activities	61,444	101,893	44,819
Investing activities:
Purchases of property, plant, and equipment, net	(10,659)	(95,272)	(48,137)
Acquisition of CSI	—	—	(825,000)
Advances and other investing activities	(22)	(69)	(805)
Net cash used in investing activities	(10,681)	(95,341)	(873,942)
Financing activities:
Proceeds from long-term debt	109,000	63,000	602,858
Payments of long-term debt	(172,882)	(23,000)	(93,584)
Proceeds from Series A Preferred Units, net of offering costs	76,934	—	—
Proceeds from issuance of partnership common units, net of underwriters' discount	—	—	395,794
Distributions	(51,254)	(68,360)	(36,687)
Contribution from general partner	—	—	8,405
Financing costs and other financing activities	(1,688)	—	(22,486)
Net cash (used in) provided by financing activities	(39,890)	(28,360)	854,300
Effect of exchange rate changes on cash	(696)	(1,638)	(588)
Increase (decrease) in cash and cash equivalents	10,177	(23,446)	24,589
Cash and cash equivalents at beginning of period	10,620	34,066	9,477
Cash and cash equivalents at end of period	$20,797	$10,620	$34,066

Supplemental cash flow information:
Interest paid	$32,947	$32,994	$12,930
Taxes paid	$1,277	$598	$2,247
See Notes to Consolidated Financial Statements

CSI COMPRESSCO LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016
NOTE A — ORGANIZATION AND OPERATIONS

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

In May 2016 and November 2016, we entered into amendments of the agreement governing our bank revolving credit facility (as amended, the "Credit Agreement") by, among other things, favorably amending certain covenants. (See Note E - Long-Term Debt and Other Borrowings.) In August 2016 and September 2016, we received $76.9 million of aggregate net proceeds, after deducting certain offering expenses, from the private placements of our Series A Convertible Preferred Units (the "Preferred Units") and such proceeds were used to pay additional offering expenses and reduce outstanding indebtedness under the Credit Agreement and our 7.25% Senior Notes (the "7.25% Senior Notes"). (For further discussion of the issuance of Preferred Units, see Note F - Series A Convertible Preferred Units.) We have reviewed our financial forecasts as of February 28, 2017 which consider the impact of cost reduction efforts, the amendments of the Credit Agreement, and the $76.9 million of aggregate net proceeds received from the private placement of Preferred Units. Based on these financial forecasts, which are based on the current market conditions as of February 28, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through February 28, 2018.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Results of operations for the years ended December 31, 2016 and 2015 reflect the impact of our acquisition of Compressor Systems, Inc. ("CSI"), a Delaware corporation, on August 4, 2014. Results of operations for the year ended December 31, 2014, reflect the impact of the acquisition of CSI for the portion of the period beginning with the August 4, 2014, closing date of the acquisition. For further discussion of the acquisition, see Note D - Acquisition.

During the fourth quarter of 2016, we adopted the provisions of Accounting Standards Update ("ASU") 2014-15, "Presentation of Financial Statements - Going Concern" ("ASU 2014-15") which requires management to evaluate an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures in the notes to the financial statements are required if we conclude that substantial doubt exists or that our plans alleviate substantial doubt that was raised. Pursuant to the provisions of ASU 2014-15, we have determined that, based on our financial forecasts, there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern through one year from the date of issuance of the financial statements. These forecasts are based on certain operating and other business assumptions that we believe to be reasonable as of February 28, 2017.

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

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current year's presentation. The impact of such reclassifications was not significant to the prior year's overall presentation. These reclassifications include the final allocation of the purchase price of CSI. See Note D - Acquisition for further discussion. In addition, these reclassifications include the presentation of deferred financing costs in accordance with the adoption of ASU No. 2015-03 and ASU No. 2015-15 as further discussed below and the reclassification of the amortization of deferred financing costs from other expense, net to interest expense, net. Additionally, see Note E - Long-Term Debt and Other Borrowings for further discussion and presentation.

Beginning with the three month period ended March 31, 2016, Parts Sales revenues and Cost of Parts Sales revenues have been reclassified as part of Aftermarket Services revenues and Cost of Aftermarket Services revenues, respectively, instead of being included with Equipment Sales revenues and Cost of Equipment Sales revenues as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period's presentation. The amounts for Parts Sales revenue are $18.5 million, $18.4 million, and $10.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The amounts for Cost of Parts Sales revenue are $13.3 million, $14.2 million, and $6.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Significant Customers

During 2016, ConocoPhillips accounted for 11.2% of our revenues. During 2015, no individual customer accounted for 10% or more of our revenues. During 2014, PEMEX and DCP Midstream accounted for 11.1% and 10.1%, respectively, of our revenues.

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in other expense and totaled $(1.6) million, $(2.0) million, and $(1.2) million during the years ended December 31, 2016, 2015, and 2014, respectively.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. The changes in allowances for doubtful accounts are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
At beginning of period	$1,973	$1,496	$600
Activity in the period:
Provision for doubtful accounts	1,704	508	185
Account (chargeoffs) recoveries, net	(1,424)	(31)	711
At end of period	$2,253	$1,973	$1,496

Inventories

Inventories consist primarily of compressor package parts and supplies and work in process and are stated at the lower of cost or market value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas. Components of inventories as of December 31, 2016, and December 31, 2015, are as follows:

	December 31, 2016	December 31, 2015
	(In Thousands)
Parts and supplies	$25,932	$27,447
Work in progress	5,510	22,324
Total inventories	$31,442	$49,771

During the year ended December 31, 2016, $17.6 million of completed work in progress inventory was transferred to Property, Plant and Equipment. We write down the value of inventory by an amount equal to the difference between its cost and its estimated market value.

Assets Held for Sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Assets Held for Sale as of December 31, 2016 and December 31, 2015, consists of certain compressor equipment assets that were expected to be sold during 2016 or early 2017.

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

During the year ended December 31, 2016, costs expended for capitalized computer software were approximately $6.7 million, and such costs will be depreciated over a useful life of 7 years once the project is completed in 2017. Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives. Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $68.8 million, $71.7 million, and $37.1 million, respectively.

Construction in progress consists primarily of capitalized system software development costs incurred during 2016. Interest capitalized for the years ended December 31, 2016, 2015, and 2014 was $0.2 million, $0.0 million, and $0.0 million, respectively.

Intangible Assets other than Goodwill

Trademarks/trade names, customer relationships, and other intangible assets are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. Amortization expense related to intangible assets was $3.4 million, $6.8 million and $3.8 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in depreciation and amortization. The estimated future annual amortization expense of trademarks/trade names, customer relationships, and other intangible assets is $2.9 million for 2017, $2.9 million for 2018, $2.9 million for 2019, $2.9 million for 2020, and $2.9 million for 2021.

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

During the first three months of 2016, low oil and natural gas commodity prices resulted in decreased demand for certain of our products and services. Specifically, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and was expected to continue to be decreased for the foreseeable future. In addition, the price per common unit as of March 31, 2016 decreased compared to December 31, 2015. Accordingly, the fair value, as reflected by our market capitalization and other indicators, was less than our carrying value as of March 31, 2016. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $0.0 million residual purchase price to be allocated to our goodwill. Based on this analysis, we concluded that an impairment of all of our recorded goodwill was required. Accordingly, during the three month period ended March 31, 2016, $92.4 million was charged to Goodwill Impairment expense in the accompanying consolidated statement of operations.

Goodwill Impairment as of December 31, 2015. Throughout 2015 and particularly during the last half of the year, lower oil and natural gas commodity prices resulted in a decreased demand for certain of our products and services. Specifically, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and was expected to continue to be decreased for the foreseeable future. Accordingly, our fair value, including our market capitalization was less than our carrying value as of December 31, 2015. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $92.4 million residual purchase price to be allocated to our goodwill. Based on this analysis, we concluded that an impairment of $139.4 million of our recorded goodwill for was required.

As of December 31, 2016, the carrying amount of goodwill is $0.0 million, after giving effect to the $233.5 million of accumulated impairment losses.

The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Balance, beginning of year	$92,402	$233,548	$72,161
Goodwill acquired during the year	—	—	161,387
Goodwill adjustments	(92,402)	(141,146)	—
Balance, end of year	$—	$92,402	$233,548

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

During the first quarter of 2016, as a result of continuing decreased demand as a result of current market conditions, we recorded impairments of approximately $7.9 million associated with certain identified intangible assets. During the fourth quarter of 2016, as a result of fire damage to compressor packages, we recorded impairments of approximately $2.4 million associated with certain identified compressor units. This amount was charged to Long-Lived Asset Impairment expense in the accompanying consolidated statement of operations.

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

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three years in the period ended December 31, 2016, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations. As a result of our customers entering into compression service contracts, our revenues from rental contracts have decreased during the year ended December 31, 2016 compared to the prior years.

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Rental revenue	$42,644	$117,540	$85,174
Rental expenses	$25,039	$66,040	$33,764

Equity-Based Compensation

We have an equity incentive compensation plan which provides for the granting of phantom units and performance phantom units to the executive officers, key employees, nonexecutive officers, consultants, and directors of our general partner. Total equity-based compensation expense for the three years ended December 31, 2016, 2015, and 2014, was $3.0 million, $2.2 million, and $1.5 million, respectively. For further discussion of equity-based compensation, see Note J - Equity-Based Compensation.

Income Taxes

Our operations are not subject to U.S. federal income tax other than the operations that are conducted through taxable subsidiaries. We incur state and local income taxes in certain of the United States in which we conduct business. We incur income taxes and are subject to withholding requirements related to certain of our operations in Latin America, Canada, and other foreign countries in which we operate. Furthermore, we also incur Texas Margin Tax, which, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, is classified as an income tax for reporting purposes. Beginning in 2015, a portion of the carrying value of certain deferred tax assets is subjected to a valuation allowance. See Note H - Income Taxes for further discussion.

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners' capital in the accompanying audited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three years ended December 31, 2016, December 31, 2015, and December 31, 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Balance, beginning of year	$(8,393)	$(3,336)	$413
Foreign currency translation adjustment, net of tax of $0 in 2016, 2015, and 2014	(2,018)	(5,057)	(3,749)
Balance, end of year	$(10,411)	$(8,393)	$(3,336)

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the determination of the carrying value of our Preferred Units (a Level 3 fair value measurement), which were issued in August and September 2016. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a Level 3 fair value measurement), and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at December 31, 2016 and December 31, 2015, were approximately $278.2 million and $259.9 million (a level 2 fair value measurement). Those fair values compared to an aggregate principal amount of such notes at December 31, 2016 and December 31, 2015 of $295.9 million and $350.0 million, respectively.
The Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items (a level 3 fair value measurement). These unobservable items include (i) the volatility of the trading price of our common units compared to a volatility analysis of equity prices of comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. The fair valuation of our Preferred Units liability is increased by, among other factors, projected increases in our common unit price, and by increases in the volatility and decreases in the debt yields of comparable peer companies. Increases (or decreases) in the fair value of our Preferred Units will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains).
A summary of these fair value measurements as of December 31, 2016 and 2015, is as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2016
	(In Thousands)
Series A Preferred Units	$88,130	$—	$—	$88,130
Asset for foreign currency derivative contracts	57	—	57	—
	$88,187

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2015
	(In Thousands)
Liability for foreign currency derivative contracts	(14)	—	(14)	—
	$(14)

During 2016, we recorded total impairment charges of $102.6 million, reflecting the decreased fair value for certain assets. Assets that were partially impaired included certain of our intangible assets. The fair values used in these impairment calculations were estimated based on discounted estimated future cash flows, which is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. A summary of these nonrecurring fair value measurements during the year ended December 31, 2016, using the fair value hierarchy is as follows:

			Fair Value Measurements Using
			Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Impairment Losses
Description	Total Fair Value
	(In Thousands)
Tangible compressor assets	$—		$—	$—	$—	$2,357
Identified intangible assets	20,600	(1)	—	—	20,600	7,866
Goodwill	—		—	—	—	92,402
Total	$20,600		$—	$—	$20,600	$102,625
(1) Fair value as of March 31, 2016 date of impairment.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. During 2016, in preparation for the adoption of ASU No. 2014-09, we began a review of the various types of customer contract arrangements for our compression services, aftermarket services, and equipment sales operations. These reviews include 1) accumulating all customer contractual arrangements; 2) identifying individual performance obligations pursuant to each arrangement; 3) quantifying consideration under each arrangement; 4) allocating consideration among the identified performance obligations; and 5) determining the timing of revenue recognition pursuant to each arrangement. These contract reviews are in various stages of completion. While the timing and amount of revenue recognized for a large portion of our customer contractual arrangements under ASU 2014-09 will not change, in other cases the adoption of ASU No. 2014-09 may have an impact, which we are currently evaluating and reviewing. We anticipate adopting ASU 2014-09 on January 1, 2018 using the modified retrospective adoption method.

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

Additionally, in May 2016, the FASB issued ASU 2016-12,"Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". This ASU addresses and amends several aspects of ASU 2014-09, but does not change the core principle of the guidance. This ASU does not change the effective date or adoption method under ASU 2014-09 which is noted above.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance became effective for us beginning in the first quarter of 2016, and did not have a material impact on our consolidated financial statements.
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

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of a simplification initiative. The update addresses and simplifies several aspects of accounting for share-based payment transactions. As permitted under the new ASU, we plan to account for forfeitures as incurred upon adoption of this ASU. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted, and is to be applied using either modified retrospective, retrospective, or prospective transition method based on which amendment is being applied. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Under the terms of the Omnibus Agreement, our General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimburse our General Partner and TETRA for services they provide to us. For the years ended December 31, 2016, 2015, and 2014, we were charged by TETRA $41.5 million, $113.9 million, and $55.3 million, respectively, for expenses incurred on our behalf as described below. Amounts charged under the Omnibus Agreement and outstanding as of December 31, 2016 and 2015 are included in Amounts Payable to Affiliates in the accompanying consolidated balance sheets.

In January 2017, our General Partner and TETRA agreed that $1.6 million of Amounts Payable to Affiliates as of December 31, 2016 that were charged to us by TETRA under the Omnibus Agreement would be paid with common units in lieu of cash, with the number of common units calculated based on the average trading price of our common units over a defined period. This amount represents certain corporate and general and administrative services for the fourth quarter of 2016. Pursuant to this agreement, 159,192 units were issued to TETRA in January 2017.

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

Prior to the Common Unit Offering and other transactions described above, TETRA's ownership in us was approximately 82% through its aggregate ownership of common units, subordinated units and indirect general partner interest plus incentive distribution rights. Common units held by the public represented an approximately 18% ownership in us prior to the above transactions. However, following the CSI Acquisition in 2014, the completion of our Common Unit Offering, and the underwriters' exercise of their option to purchase additional common units, TETRA's ownership interest in us was reduced to approximately 44%, with the common units held by the public representing an approximate 56% interest in us. TETRA's ownership is through various wholly owned subsidiaries and consists of approximately 42% of the limited partner interests plus the approximately 2% general partner interest, through which it holds incentive distribution rights. As a result of its ownership of common units and its general partner interest in us, TETRA received distributions of $22.3 million, $30.5 million, and $24.1 million during the years ended December 31, 2016, 2015, and 2014, respectively.

In August 2016 and September 2016, we issued and sold 6,999,126 of the Preferred Units in a private placement. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million and representing 12.5% ownership of the Preferred Units. For further discussion, see Note F - Series A Convertible Preferred Units.

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

For the year ended December 31, 2014, our revenues, depreciation and amortization, and pretax earnings, excluding interest allocation, included $152.5 million, $25.2 million, and $15.8 million, respectively, associated with the acquisition of CSI after the closing on August 4, 2014. In addition, CSI Acquisition-related costs of approximately $5.5 million were incurred during the year ended December 31, 2014 related to external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in selling, general, and administrative expenses in the consolidated statement of operations. Approximately $16.6 million of deferred financing costs were incurred in connection with the CSI Acquisition and are amortized over the term of the related debt. An additional $6.8 million of interim financing costs were incurred and reflected in other expense during the year ended December 31, 2014.

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

Year Ended December 31,
2014

Revenues	$490,545
Depreciation and amortization	84,849
Net income	13,624

Per share information:
Net income per common unit:
Basic	$0.54
Diluted	$0.53

Net income per subordinated unit:
Basic and diluted	$0.54

NOTE E — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		December 31,
		2016	2015
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $4.5 million as of December 31, 2016 and $5.4 million as of December 31, 2015)	August 4, 2019	$217,467	$229,555
7.25% Senior Notes (presented net of the unamortized discount of $3.3 million as of December 31, 2016 and $4.5 million as of December 31, 2015 and unamortized deferred financing costs of $6.0 million as of December 31, 2016 and $8.4 million as of December 31, 2015)	August 15, 2022	286,623	337,103
Total debt		504,090	566,658
Less current portion		—	—
Total long-term debt		$504,090	$566,658

As a result of the retrospective adoption of ASU 2015-03 during the three months ended March 31, 2016, deferred financing costs of $13.8 million at December 31, 2015 were reclassified out of long-term other assets and are netted against the carrying values of our Credit Agreement and 7.25% Senior Notes. As of December 31, 2016, long-term debt is presented net of deferred financing costs of $10.5 million. In addition, $2.8 million for the year ended December 31, 2015 were reclassified from Other Expense, net to Interest Expense, net in the accompanying consolidated statements of operations. As of the year ended December 31, 2016, $3.8 million of financing costs were expensed in interest expense.

As described below, we are in compliance with all covenants of our debt agreements as of December 31, 2016.

The following discussion is not a complete description our long-term debt agreements or amendments and is qualified in its entirety by reference to the full text of the complete agreement and amendment, which are filed as an exhibit to our filings with the SEC.

Bank Credit Facilities

The Credit Agreement is available to provide our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. The Credit Agreement provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility and we maintain excess availability of $30.0 million under the Credit Agreement. Borrowings under the Credit Agreement, which matures on August 4, 2019, bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage-based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A., (2) the Federal Funds rate plus 0.50% per annum, and (3) LIBOR (adjusted to reflect any required bank reserves) for a one month interest period on such day plus 1.00% per annum. In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments. We are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees, and other fees, agreed to with the administrative agent and lenders. As of December 31, 2016, we had a balance outstanding of $222.0 million, had approximately $8.0 million letters of credit, and had availability under the Credit Agreement of approximately $85.0 million.

Under our Credit Agreement, we and our subsidiary CSI Compressco Sub Inc. are named as the borrowers, and all obligations under the Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). The Credit Agreement includes customary covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. Our Credit Agreement includes a maximum credit commitment and included within the maximum amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The amount of outstanding borrowings under the Credit Agreement is subject to certain limitations, including a borrowing-base calculation as described below and borrowing limitations as a result of financial covenants. During the year ended December 31, 2014, we incurred financing costs of approximately $7.0 million related to the Credit Agreement. These costs are being amortized over the term of the Credit Agreement. Also during 2014, approximately $0.8 million of unamortized deferred financing costs associated with the previous credit agreement was charged to interest expense.

On May 25, 2016, we entered into an amendment (the "Third Amendment") to our Credit Agreement that, among other things, modified certain financial covenants in the Credit Agreement. As discussed below, these financial covenants were further amended in November 2016. In addition, the Third Amendment provided for other changes related to the Credit Agreement including, among other amendments (i) reducing the maximum aggregate lender commitments from $400.0 million to $340.0 million, (ii) increasing the applicable margin by 0.25% with a range between 2.00% and 3.00% per annum for LIBOR-based loans and 1.00% to 2.00% per annum for base-rate loans, based on the applicable consolidated total leverage ratio, and (iii) imposing a requirement that we use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans as well as other provisions and restrictions. As a result of the reduction of the maximum lender commitment pursuant to the Third Amendment, unamortized deferred finance costs of $0.7 million were charged to interest expense during the year ended December 31, 2016. Pursuant to the Third Amendment, bank fees of $0.7 million were incurred during the year ended December 31, 2016 and were deferred, netting against the carrying value of the amount outstanding under our Credit Agreement.

On November 3, 2016, we entered into an additional amendment (the "Fourth Amendment") to our Credit Agreement that, among other changes, further modified certain financial covenants in the Credit Agreement. The Fourth Amendment converted the Credit Agreement from a secured revolving credit facility into an asset-based revolving credit facility ("ABL Facility"). Borrowings under the Credit Agreement, as amended, may not exceed a borrowing base equal to the sum of (i) 80% of the aggregate net amount of our eligible accounts receivable, plus (ii) 20% of the aggregate value of any eligible parts inventory, in the event we elect to include eligible parts inventory pursuant to a notice to the administrative agent, plus (iii) 80% of the net in-place eligible compressor equipment, decreased each month by the amount of associated depreciation expense, plus (iv) 80% of the cost of new eligible compressor equipment, and minus (v) the amount of any reserves established by the administrative agent in its discretion. In addition, the Fourth Amendment imposed other requirements, including requirements related to borrowing base reporting on a monthly basis and provisions to permit periodic appraisal and inspection of collateral assets. Pursuant to the Fourth Amendment, certain additional restrictive provisions ("cash dominion provisions") are imposed if an event of default has occurred and is continuing or excess availability under the ABL Facility falls below $30.0 million. The Fourth Amendment modified certain financial covenants as follows: (i) the consolidated total leverage ratio may not exceed (a) 5.75 to 1 as of September 30, 2016, (b) 5.95 to 1 as of the fiscal quarters ended December 31, 2016 through June 30, 2018; (c) 5.75 to 1 as of September 30, 2018 and December 31, 2018; and (d) 5.50 to 1 as of March 31, 2019 and thereafter; (ii) the consolidated secured leverage ratio may not exceed (a) 3.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; and (b) 3.50 to 1 as of September 30, 2018 and thereafter; and (iii) the consolidated interest coverage ratio may not fall below (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter. In addition, the Fourth Amendment reduced the maximum aggregate lender commitments from $340.0 million to $315.0 million. The Fourth Amendment provides for an increase in the applicable margin by 0.25% in the event the consolidated leverage ratio exceeds 5.50 to 1, resulting in a range for the applicable margin between 2.00% and 3.25% per annum for LIBOR-based loans and 1.00% to 2.25% per annum for base-rate loans, according to the consolidated total leverage ratio. As a result of the further reduction of the aggregate lender commitments pursuant to the Fourth Amendment, unamortized deferred finance costs of $0.3 million were charged to interest expense during the year ended December 31, 2016. Pursuant to the Fourth Amendment, associated fees of $0.8 million were incurred during the year ended December 31, 2016 and were deferred, netting against the carrying value of the amount outstanding under the Credit Agreement.

The weighted average interest rate on borrowings outstanding under the Credit Agreement as of December 31, 2016 was 3.45% per annum. At December 31, 2016, our consolidated total leverage ratio was 5.40 to 1 (compared to 5.95 to 1 maximum as required under the Credit Agreement), our consolidated secured leverage ratio was 2.35 to 1 (compared to 3.25 to 1 maximum as required under the Credit Agreement) and our consolidated interest coverage ratio was 3.13 to 1 (compared to a 2.25 to 1 minimum as required under the Credit Agreement). The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the Credit Agreement, exclude the long-term liability for the Preferred Units in the determination of total indebtedness.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) designate our subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable.

During September 2016 and October 2016, we repurchased on the open market and retired $54.1 million aggregate principal amount of 7.25% Senior Notes for a purchase price of $50.9 million, at an average repurchase price of 94% of the principal amount of the 7.25% Senior Notes, plus accrued interest, utilizing a portion of the net proceeds of the sale of the Preferred Units. Following the repurchase of these 7.25% Senior Notes, $295.9 million aggregate principal amount of 7.25% Senior Notes remain outstanding. In connection with the repurchase of these 7.25% Senior Notes, $1.4 million of early extinguishment net gain was credited to other expense during the year ended December 31, 2016, representing the difference between the repurchase price and the $54.1 million aggregate principal amount of the 7.25% Senior Notes repurchased, and $1.8 million of remaining unamortized deferred finance costs and discounts associated with the repurchased 7.25% Senior Notes.

NOTE F – SERIES A CONVERTIBLE PREFERRED UNITS

On August 8, 2016 and September 20, 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our issuance and sale in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $76.9 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million. Proceeds from the Initial Private Placement and Subsequent Private Placement were used to pay additional offering expenses and reduce outstanding indebtedness under our Credit Agreement and our 7.25% Senior Notes.

In connection with the closing of the Initial Private Placement, our General Partner executed a Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred

Units (each, a “Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per Preferred Unit annualized), subject to certain adjustments, divided by the $11.43 Issue Price. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

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
Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of December 31, 2016 was $88.1 million. Changes in the fair value during each quarterly period, including the $5.0 million increase in fair value during the fourth quarter of 2016 subsequent to the issuance of the Preferred Units, are charged to other expense in the accompanying consolidated statements of operations. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of December 31, 2016, the theoretical number of common units that would be issued if all of the Preferred Units were settled as of December 31, 2016 would be approximately 8.7 million common units, with an aggregate market value of $84.5 million. A $1 decrease in the average trading price per common unit would result in the issuance of approximately 1.0 million additional common units pursuant to these conversion provisions.

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

NOTE G — LEASES

We lease some of our office space, warehouse space, operating locations, and machinery and equipment. The office, warehouse, and operating location leases, which vary from one to five year terms that expire at various dates through 2021 and are renewable for three and five year periods on similar terms, are classified as operating leases and generally require us to pay all maintenance and insurance costs.

Future minimum lease payments by year and in the aggregate, under leases with terms of one year or more, consist of the following at December 31, 2016:

Operating Leases
(In Thousands)
2017	$2,789
2018	1,108
2019	376
2020	223
2021	152
After 2020	—
Total minimum lease payments	$4,648

Rental expense for all operating leases was $7.2 million, $9.2 million, and $5.1 million in 2016, 2015, and 2014, respectively.

NOTE H — INCOME TAXES

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

The income tax provision (benefit) attributable to our operations for the years ended December 31, 2016, 2015, and 2014 consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Current
Federal	$—	$(1,632)	$(50)
State	836	1,330	172
Foreign	999	806	2,220
	1,835	504	2,342
Deferred
Federal	—	(847)	(2,764)
State	(8)	(354)	(122)
Foreign	38	596	(628)
	30	(605)	(3,514)
Total tax provision (benefit)	$1,865	$(101)	$(1,172)

A reconciliation of the provision (benefit) for income taxes, computed by applying the federal statutory rate to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Income (loss) tax provision computed at statutory federal income tax rates	$(46,332)	$(49,888)	$3,429
Partnership (earnings) losses	46,332	49,888	(3,429)
Corporate subsidiary earnings (loss) subject to federal tax	(33,791)	(36,712)	(2,917)
Impact of goodwill impairments	2,134	3,341	—
Valuation allowances	33,056	33,682	—
Income tax expense attributable to foreign earnings	1,297	92	1,592
State income taxes (net of federal benefit)	(849)	(619)	97
Nondeductible expenses	23	79	56
Other	(5)	36	—
Total tax provision (benefit)	$1,865	$(101)	$(1,172)

Income (loss) before income tax provision includes the following components:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Domestic	$(146,007)	$(150,814)	$2,578
International	9,734	4,083	7,508
Total	$(136,273)	$(146,731)	$10,086

We file U.S. federal, state, and foreign income tax returns on behalf of all of our consolidated subsidiaries. With few exceptions, we are not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2010. We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2013
United States – State and Local	2012
Non-U.S. jurisdictions	2010

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

Deferred Tax Assets

	December 31,
	2016	2015
	(In Thousands)
Inventory reserve	$690	$1,016
Excess tax over book basis in long-lived assets	34,595	15,795
Accruals	452	680
Net operating losses	33,300	21,661
Bad debt reserve	472	443
Other	84	82
Total deferred tax assets	69,593	39,677
Valuation allowance	(69,176)	(36,325)
Net deferred tax assets	$417	$3,352

Deferred Tax Liabilities

	December 31,
	2016	2015
	(In Thousands)
Accruals	$269	$2,889
All other	838	1,099
Total deferred tax liability	1,107	3,988
Net deferred tax liability	$690	$636

At December 31, 2016, we have approximately $33.3 million of federal, foreign, and state net operating loss carryforwards/carrybacks. In those foreign jurisdictions and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire from 2019 to 2035. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.

The increases in the valuation allowance during the years ended December 31, 2016, 2015, and 2014 were $33.0 million, $34.1 million, and $2.2 million, respectively. The change in the valuation allowance during 2016 primarily relates to deferred tax assets associated with losses generated in our U.S. corporate subsidiaries and certain foreign jurisdictions. We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

In November 2015, the FASB issued ASU 2015-17. The update changes how deferred taxes are classified on the balance sheet, eliminating the existing requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations are required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. As permitted by ASU 2015-17, we elected to early adopt this guidance effective December 31, 2015. The impact of the retrospective adoption of this standard was not material to our consolidated financial statements.

ASC 740 provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2016 and 2015, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.

NOTE I — COMMITMENTS AND CONTINGENCIES

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
NOTE J — EQUITY-BASED COMPENSATION

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

During the year ended December 31, 2016, we granted to certain officers and employees an aggregate of 396,692 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $8.38 per unit, or an aggregate market value of $3.3 million. During the year ended December 31, 2015, we granted to certain officers and employees 180,136 phantom and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $20.35 per unit, or an aggregate market value of $3.9 million. During the year ended December 31, 2014, we granted to certain officers and employees 208,671 restricted common unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $22.89 per unit, or an aggregate market value of $4.8 million. The fair value of awards vesting during 2016, 2015, and 2014 was approximately $1.5 million, $1.1 million, and $1.3 million, respectively. The fair value of awards is amortized straight-line over the vesting period. Adjustments to the amortized expense related to performance phantom units may be recognized prior to vesting depending on the expected achievement of the performance target.

The following is a summary of unit activity for the year ended December 31, 2016:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2015(1)	309	$21.77
Units granted	397	8.34
Exercised/released	(74)	20.07
Cancelled/forfeited	(23)	17.07
Nonvested units outstanding at December 31, 2016(2)	609	$13.41

(1)	This number excludes 91,892 performance-based phantom units, which represent the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved.

(2)
This number excludes an additional 216,849 performance-based phantom units, which, when combined with the 289,830 granted, represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 433,698.

Total estimated unrecognized equity-based compensation expense from unvested units as of December 31, 2016, was approximately $3.4 million and is expected to be recognized over a weighted average period of approximately 1.6 years. The amount recognized in 2016, 2015, and 2014 was approximately $3.0 million, $2.2 million, and $1.5 million, respectively, and included in selling, general, and administrative expense.

NOTE K – MARKET RISKS AND DERIVATIVE CONTRACTS

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

Foreign Currency Derivative Contracts

We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2016 and 2015, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

	December 31, 2016
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$2,483	20.18	1/18/2017

	December 31, 2015
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$4,641	17.45	1/19/2016

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of December 31, 2016 and 2015, are as follows:

	Balance Sheet	Fair Value at	Fair Value at
Foreign currency derivative instruments	Location	December 31, 2016	December 31, 2015
		(In Thousands)
Forward sale contracts	Current assets	$57	—
Forward sale contracts	Current liabilities	—	(14)
Total		$57	(14)

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the year ended December 31, 2016, 2015, and 2014, we recognized approximately $378,000 of net gains, $514,000 of net gains and $3,000 of net losses, respectively, associated with our foreign currency derivative program, and such amount is included in other expense, net in the accompanying consolidated statement of operations.
NOTE L — EARNINGS PER COMMON AND SUBORDINATED UNIT

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

	Year Ended December 31,
	2016		2015		2014
	Common Units	Subordinated Units	Common Units	Subordinated Units	Common Units	Subordinated Units
Number of weighted average units outstanding	33,262,376	—	33,169,413	—	18,928,640	3,953,461
Unit awards outstanding	—	—	—	—	—	—
Average diluted units outstanding	33,262,376	—	33,169,413	—	18,928,640	3,953,461

Diluted earnings per unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. As of December 31, 2016, 2015, and 2014 approximately 9,707, 29,372, and 114,026 incremental units, respectively, were excluded from the calculation of diluted units because the impact was anti-dilutive. Following the issuance of the Preferred Units, diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the date of issuance. The number of common units that may be issued upon future conversion of the Preferred Units is excluded from the calculation of diluted common units, as the impact would be antidilutive due to the net loss recorded during the year ended December 31, 2016.

NOTE M – SEGMENTS

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

NOTE N — GEOGRAPHIC INFORMATION

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

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Revenues from external customers:
U.S.	$270,828	$411,028	$228,044
Latin America	32,673	36,843	40,372
Canada	2,666	4,282	6,860
Other	5,196	5,488	7,371
Total	$311,363	$457,641	$282,647
Identifiable assets:
U.S.	$733,077	$907,028	$1,155,927
Latin America	48,303	54,362	51,036
Canada	2,895	2,307	5,915
Other	1,865	2,930	4,173
Total identifiable assets	$786,140	$966,627	$1,217,051

NOTE O — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million in aggregate principal amount of the 7.25% Senior Notes as of December 31, 2016 is fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries which are each a 100% owned subsidiary (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

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

Condensed Consolidating Balance Sheet
December 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$35	$74,574	$27,395	$—	$102,004
Property, plant, and equipment, net	—	624,051	22,955	—	647,006
Investments in subsidiaries	214,703	15,112	—	(229,815)	—
Intangible and other assets, net	—	36,794	336	—	37,130
Intercompany receivables	312,227	—	—	(312,227)	—
Total non-current assets	526,930	675,957	23,291	(542,042)	684,136
Total assets	$526,965	$750,531	$50,686	$(542,042)	$786,140

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$8,089	$31,789	$3,856	$—	$43,734
Amounts payable to affiliate	874	3,780	1,526	—	6,180
Long-term debt	286,623	217,467	—	—	504,090
Series A Preferred Units	88,130	—	—	—	88,130
Intercompany payables	—	282,753	29,474	(312,227)	—
Other long-term liabilities	—	39	718	—	757
Total liabilities	383,716	535,828	35,574	(312,227)	642,891
Total partners' capital	143,249	214,703	15,112	(229,815)	143,249
Total liabilities and partners' capital	$526,965	$750,531	$50,686	$(542,042)	$786,140

Condensed Consolidating Balance Sheet
December 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$6	$95,246	$30,948	$—	$126,200
Property, plant, and equipment, net	—	674,743	24,537	—	699,280
Investments in subsidiaries	371,702	13,332	—	(385,034)	—
Intangible and other assets, net	—	139,819	1,328	—	141,147
Intercompany receivables	308,064	—	—	(308,064)	—
Total non-current assets	679,766	827,894	25,865	(693,098)	840,427
Total assets	$679,772	$923,140	$56,813	$(693,098)	$966,627

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$10,468	$45,238	$3,041	$—	$58,747
Amounts payable to affiliate	44	5,357	2,752	—	8,153
Long-term debt	337,102	229,556	—	—	566,658
Intercompany payables	—	271,231	36,833	(308,064)	—
Other long-term liabilities	—	56	855	—	911
Total liabilities	347,614	551,438	43,481	(308,064)	634,469
Total partners' capital	332,158	371,702	13,332	(385,034)	332,158
Total liabilities and partners' capital	$679,772	$923,140	$56,813	$(693,098)	$966,627

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$283,846	$38,653	$(11,136)	$311,363
Cost of revenues (excluding depreciation and amortization expense)	—	175,314	27,082	(11,136)	191,260
Depreciation and amortization	—	69,327	2,796	—	72,123
Impairments of long-lived assets	—	10,154	69	—	10,223
Selling, general and administrative expense	3,969	30,574	1,679	—	36,222
Goodwill impairment	—	91,575	759	—	92,334
Interest expense, net	24,667	13,388	—	—	38,055
Series A Preferred FV Adjustment	5,036	—	—	—	5,036
Other expense, net	737	44	1,602	—	2,383
Equity in net (income) loss of subsidiaries	103,729	(3,798)	—	(99,931)	—
Income (loss) before income tax provision	(138,138)	(102,732)	4,666	99,931	(136,273)
Provision (benefit) for income taxes	—	997	868	—	1,865
Net income (loss)	(138,138)	(103,729)	3,798	99,931	(138,138)
Other comprehensive income (loss)	(2,018)	(2,018)	(2,018)	4,036	(2,018)
Comprehensive income (loss)	$(140,156)	$(105,747)	$1,780	$103,967	$(140,156)

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$435,954	$42,956	$(21,269)	$457,641
Cost of revenues (excluding depreciation and amortization expense)	—	280,479	31,450	(21,269)	290,660
Depreciation and amortization	—	78,185	3,653	—	81,838
Impairments of long-lived assets	—	11,797	—	—	11,797
Selling, general and administrative expense	2,314	39,113	2,052	—	43,479
Goodwill impairment	—	138,035	1,409	—	139,444
Interest expense, net	26,740	8,224	—	—	34,964
Other expense, net	406	(272)	2,056	—	2,190
Equity in net income of subsidiaries	117,170	(1,086)	—	(116,084)	—
Income (loss) before income tax provision	(146,630)	(118,521)	2,336	116,084	(146,731)
Provision (benefit) for income taxes	—	(1,351)	1,250	—	(101)
Net income (loss)	(146,630)	(117,170)	1,086	116,084	(146,630)
Other comprehensive income (loss)	(5,057)	(5,057)	(5,057)	10,114	(5,057)
Comprehensive income (loss)	$(151,687)	$(122,227)	$(3,971)	$126,198	$(151,687)

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$249,284	$49,172	$(15,809)	$282,647
Cost of revenues (excluding depreciation and amortization expense)	—	152,940	37,536	(15,809)	174,667
Depreciation and amortization	—	39,550	1,330	—	40,880
Impairments of long-lived assets	—	278	—	—	278
Selling, general and administrative expense	1,544	27,306	3,250	—	32,100
Interest expense, net	11,507	2,630	103	—	14,240
Other expense, net	502	6,201	3,693	—	10,396
Equity in net income of subsidiaries	(24,811)	(1,832)	—	26,643	—
Income before income tax provision	11,258	22,211	3,260	(26,643)	10,086
Provision for income taxes	—	(2,600)	1,428	—	(1,172)
Net income	11,258	24,811	1,832	(26,643)	11,258
Other comprehensive income (loss)	(3,749)	(3,749)	(3,749)	7,498	(3,749)
Comprehensive income	$7,509	$21,062	$(1,917)	$(19,145)	$7,509

Condensed Consolidating Statement of Cash Flows
December 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(26,052)	$86,348	$1,148	$—	$61,444
Investing activities:
Purchases of property, plant, and equipment, net	—	(10,895)	236	—	(10,659)
Intercompany investment activity	51,254	—	—	(51,254)	—
Advances and other investing activities	—	(22)	—	—	(22)
Net cash provided by (used in) investing activities	51,254	(10,917)	236	(51,254)	(10,681)
Financing activities:
Proceeds from long-term debt	—	109,000	—	—	109,000
Payments of long-term debt	(50,882)	(122,000)	—	—	(172,882)
Proceeds from issuance of Series A Preferred	76,934	—	—	—	76,934
Distributions	(51,254)	—	—	—	(51,254)
Intercompany contribution (distribution)	—	(51,254)	—	51,254	—
Financing costs and other	—	(1,688)	—	—	(1,688)
Net cash provided by (used in) financing activities	(25,202)	(65,942)	—	51,254	(39,890)
Effect of exchange rate changes on cash	—	—	(696)	—	(696)
Increase (decrease) in cash and cash equivalents	—	9,489	688	—	10,177
Cash and cash equivalents at beginning of period	—	2,712	7,908	—	10,620
Cash and cash equivalents at end of period	$—	$12,201	$8,596	$—	$20,797

Condensed Consolidating Statement of Cash Flows
December 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$84,351	$17,542	$—	$101,893
Investing activities:
Purchases of property, plant, and equipment, net	—	(76,553)	(18,719)	—	(95,272)
Intercompany investment activity	68,360	—	—	(68,360)	—
Advances and other investing activities		(69)	—		(69)
Net cash provided by (used in) investing activities	68,360	(76,622)	(18,719)	(68,360)	(95,341)
Financing activities:
Proceeds from long-term debt	—	63,000	—	—	63,000
Payments of long-term debt	—	(23,000)	—	—	(23,000)
Distributions	(68,360)	—	—	—	(68,360)
Intercompany contribution (distribution)	—	(68,360)	—	68,360	—
Net cash provided by (used in) financing activities	(68,360)	(28,360)	—	68,360	(28,360)
Effect of exchange rate changes on cash	—	—	(1,638)	—	(1,638)
Increase (decrease) in cash and cash equivalents	—	(20,631)	(2,815)	—	(23,446)
Cash and cash equivalents at beginning of period	—	23,343	10,723	—	34,066
Cash and cash equivalents at end of period	$—	$2,712	$7,908	$—	$10,620

Condensed Consolidating Statement of Cash Flows
December 31, 2014
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$14,688	$22,767	$7,364	$—	$44,819
Investing activities:
Purchases of property, plant, and equipment, net	—	(44,313)	(3,824)	—	(48,137)
Acquisition of CSI	—	(825,000)	—	—	(825,000)
Intercompany investment activity	(367,512)	(2,633)	—	370,145	—
Advances and other investing activities	—	(805)	—	—	(805)
Net cash provided by (used in) investing activities	(367,512)	(872,751)	(3,824)	370,145	(873,942)
Financing activities:
Proceeds from long-term debt	344,961	257,897	—	—	602,858
Payments of long-term debt	—	(93,584)	—	—	(93,584)
Proceeds from issuance of partnership common units, net of underwriters' discount	395,794	—	—	—	395,794
Distributions	(36,687)	—	—	—	(36,687)
Payment of financing costs	(9,649)	(12,837)	—	—	(22,486)
Intercompany contribution (distribution)	—	367,512	2,633	(370,145)	—
Intercompany loan activity	(350,000)	350,000	—	—	—
Contribution from general partner	8,405	—	—	—	8,405
Net cash provided by (used in) financing activities	352,824	868,988	2,633	(370,145)	854,300
Effect of exchange rate changes on cash	—	—	(588)	—	(588)
Increase (decrease) in cash and cash equivalents	—	19,004	5,585	—	24,589
Cash and cash equivalents at beginning of period	—	4,339	5,138	—	9,477
Cash and cash equivalents at end of period	$—	$23,343	$10,723	$—	$34,066

NOTE P — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2016 and 2015 is as follows:

	Three Months Ended 2016
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$81,692	$76,089	$70,714	$82,868
Net income (loss)	(105,349)	(4,680)	(15,971)	(12,138)
Net income (loss) per common unit	$(3.11)	$(0.14)	$(0.47)	$(0.36)
Net income (loss) per diluted common unit	$(3.11)	$(0.14)	$(0.47)	$(0.36)

	Three Months Ended 2015
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$102,889	$126,465	$128,924	$99,363
Net income (loss)	1,808	1,163	1,619	(151,220)
Net income (loss) per common unit	$0.04	$0.02	$0.04	$(4.47)
Net income (loss) per diluted common unit	$0.04	$0.02	$0.04	$(4.47)

Net loss for the three months ended March 31, 2016, includes the impact of $92.3 million for goodwill impairment and $7.9 million for certain impairments of long-lived assets. Net loss for the three months ended December 31, 2016, includes the impact of $2.4 million for impairments of long-lived assets.

Net loss for the three months ended December 31, 2015, includes the impact of $139.4 million for goodwill impairment and $11.8 million for impairment of certain impairments of long-lived assets.

NOTE Q — SUBSEQUENT EVENTS

On January 20, 2017, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit on an annualized basis. Also on January 20, 2017, our General Partner approved the paid in kind distribution of 193,563 Preferred Units attributable to the quarter ended December 31, 2016 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on February 14, 2017, to the holders of common units and Preferred Units, respectively, of record as of the close of business February 1, 2017.