Form 10-Q
period 2017-03-31
CSI Compressco LP
filed 2017-05-09
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

(281) 364-2244
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
Yes [ X ]  No [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for companying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [ X ]
As of May 9, 2017, there were 34,494,972 Common Units outstanding.

CERTAIN REFERENCES IN THIS QUARTERLY REPORT

References in this Quarterly Report to “CSI Compressco,” “we,” “our,” “us,” “the Partnership” or like terms refer to CSI Compressco LP and its wholly owned subsidiaries. References to “CSI Compressco GP” or “our General Partner” refer to our general partner, CSI Compressco GP Inc. References to “TETRA” refer to TETRA Technologies, Inc. and TETRA’s controlled subsidiaries, other than us.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Compression and related services	$50,497	$62,411
Aftermarket services	9,387	8,587
Equipment sales	5,668	10,694
Total revenues	65,552	81,692
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	29,043	31,805
Cost of aftermarket services	7,622	6,618
Cost of equipment sales	5,396	9,953
Total cost of revenues	42,061	48,376
Depreciation and amortization	17,295	18,452
Long-lived asset impairment	—	7,866
Selling, general, and administrative expense	8,766	10,230
Goodwill impairment	—	92,334
Interest expense, net	10,383	8,802
Series A Preferred fair value adjustment	1,865	—
Other (income) expense, net	(38)	288
Income (loss) before income tax provision	(14,780)	(104,656)
Provision for income taxes	813	693
Net income (loss)	$(15,593)	$(105,349)
General partner interest in net income (loss)	$(312)	$(2,106)
Common units interest in net income (loss)	$(15,281)	$(103,243)

Net income (loss) per common unit:
Basic and diluted	$(0.46)	$(3.11)
Weighted average common units outstanding:
Basic and diluted	33,463,517	33,190,174

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(15,593)	$(105,349)
Foreign currency translation adjustment	250	(804)
Comprehensive income (loss)	$(15,343)	$(106,153)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,423	$20,797
Trade accounts receivable, net of allowances for doubtful accounts of $2,589 in 2017 and $2,253 in 2016	39,931	44,904
Inventories	40,539	31,442
Assets held for sale	70	214
Prepaid expenses and other current assets	4,431	4,647
Total current assets	90,394	102,004
Property, plant, and equipment:
Land and building	34,962	34,962
Compressors and equipment	833,514	834,921
Vehicles	10,880	11,040
Construction in progress	12,796	8,138
Total property, plant, and equipment	892,152	889,061
Less accumulated depreciation	(256,345)	(242,055)
Net property, plant, and equipment	635,807	647,006
Other assets:
Deferred tax asset	28	28
Intangible assets, net of accumulated amortization of $19,506 as of March 31, 2017 and $18,666 as of December 31, 2016	36,262	37,102
Other assets	6	—
Total other assets	36,296	37,130
Total assets	$762,497	$786,140
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$12,641	$15,682
Unearned income	10,206	8,078
Accrued liabilities and other	13,389	19,974
Amounts payable to affiliates	7,788	6,180
Total current liabilities	44,024	49,914
Other liabilities:
Long-term debt, net	507,812	504,090
Series A Preferred Units	89,500	88,130
Deferred tax liabilities	854	718
Other long-term liabilities	75	39
Total other liabilities	598,241	592,977
Commitments and contingencies
Partners' capital:
General partner interest	2,494	3,061
Common units (33,716,890 units issued and outstanding at March 31, 2017 and 33,262,376 units issued and outstanding at December 31, 2016)	127,899	150,599
Accumulated other comprehensive income (loss)	(10,161)	(10,411)
Total partners' capital	120,232	143,249
Total liabilities and partners' capital	$762,497	$786,140

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2016	$3,061	33,262	$150,599	$(10,411)	$143,249
Net loss	(312)	—	(15,281)	—	(15,593)
Distributions ($0.3775 per unit)	(255)	—	(12,628)	—	(12,883)
Equity compensation	—	—	956	—	956
Vesting of Phantom Units	—	15	—	—	—
Conversions of Series A Preferred	—	280	2,730	—	2,730
Omnibus agreement charges settled with common units	—	159	1,576	—	1,576
Other comprehensive income (loss)	—	—	—	250	250
Other	—	—	(53)	—	(53)
Balance at March 31, 2017	$2,494	33,716	$127,899	$(10,161)	$120,232

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$(15,593)	$(105,349)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	17,295	18,452
Impairment of long-lived assets	—	7,866
Impairment of goodwill	—	92,334
Provision for deferred income taxes	122	145
Series A Preferred offering costs	37	—
Series A Preferred accrued paid in kind distributions	2,235	—
Series A Preferred fair value adjustments	1,865	—
Equity compensation expense	956	636
Provision for doubtful accounts	495	119
Amortization of deferred financing costs	694	696
Other non-cash charges and credits	291	28
(Gain) loss on sale of property, plant, and equipment	(206)	(28)
Changes in operating assets and liabilities:
Accounts receivable	6,992	13,651
Inventories	(9,096)	571
Prepaid expenses and other current assets	211	(48)
Accounts payable and accrued expenses	(4,471)	(14,005)
Other	(6)	27
Net cash provided by operating activities	1,821	15,095
Investing activities:
Purchases of property, plant, and equipment, net	(7,215)	(1,353)
Advances and other investing activities	36	20
Net cash used in investing activities	(7,179)	(1,333)
Financing activities:
Proceeds from long-term debt	29,500	29,000
Payments of long-term debt	(26,500)	(30,000)
Distributions	(12,883)	(12,784)
Other financing activities	(185)	—
Net cash used in financing activities	(10,068)	(13,784)
Effect of exchange rate changes on cash	52	(308)
Increase (decrease) in cash and cash equivalents	(15,374)	(330)
Cash and cash equivalents at beginning of period	20,797	10,620
Cash and cash equivalents at end of period	$5,423	$10,290
Supplemental cash flow information:
Interest paid	$10,727	$14,435
Income taxes paid	$425	$56

See Notes to Consolidated Financial Statements

CSI Compressco LP
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

CSI Compressco LP, a Delaware limited partnership, is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We sell standard and custom-designed compressor packages and oilfield fluid pump systems, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services and that we sell to customers
Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of March 31, 2017, and for the three month periods ended March 31, 2017 and 2016, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three month periods ended March 31, 2017 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2017.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2016, and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on February 28, 2017.

In April 2017, our General Partner announced a reduction of approximately 50% in the level of cash distributions on our common units for the quarter ended March 31, 2017. In addition, in May 2017, we entered into an amendment of the agreement governing our bank revolving credit facility (as amended, the "Credit Agreement") that, among other things, favorably amended certain financial covenants. (See Note B - Long-Term Debt and Other Borrowings.) We have reviewed our financial forecasts as of May 9, 2017 for the subsequent twelve month period which consider the impact of the amended covenants and the current distribution levels to our common unitholders. Based on these financial forecasts, which are based on the current market conditions as of May 9, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through May 9, 2018.

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

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in other (income) expense, net and totaled $0.3 million and $(0.2) million during the three month periods ended March 31, 2017 and March 31, 2016, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in progress and are stated at the lower of cost or market value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas. Components of inventories as of March 31, 2017, and December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)
Parts and supplies	$27,657	$25,932
Work in progress	12,882	5,510
Total inventories	$40,539	$31,442

We write down the value of inventory by an amount equal to the difference between its cost and its estimated market value.

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three month periods ended March 31, 2017 and 2016, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations. As a result of our customers entering into compression service contracts, our revenues from rental contracts have decreased during the period ended March 31, 2017 compared to the prior year period.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Rental revenue	$7,430	$11,520
Cost of rental revenue	$4,814	$6,918

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three month periods ended March 31, 2017 and March 31, 2016, all incremental unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive. Following the August and September 2016 issuance of the Series A Convertible Preferred Units (the "Preferred Units"), diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the date of issuance. The number of common units that may be issued upon future conversion of the Preferred Units is excluded from the calculation of diluted common units, as the impact would be antidilutive due to the net loss recorded during the three month period ended March 31, 2017.

Goodwill

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

Impairments of Long-Lived Assets

During the first quarter of 2016, as a result of continuing decreased demand as a result of current market conditions, we recorded impairments of $7.9 million associated with certain identified intangible assets. This amount was charged to Long-Lived Asset Impairment expense in the accompanying consolidated statement of operations.

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three month periods ended March 31, 2017 and 2016, is as follows:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Balance, beginning of period	$(10,411)	$(8,393)
Foreign currency translation adjustment	250	(804)
Balance, end of period	$(10,161)	$(9,197)

Activity within accumulated other comprehensive income includes no reclassifications to net income.

Allocation of Net Income (Loss)

Our net income (loss) is allocated to partners’ capital accounts in accordance with the provisions of our partnership agreement.

Distributions

On January 20, 2017, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2016 of $0.3775 per common unit. This distribution equates to a distribution of $1.51 per outstanding common unit on an annualized basis. Also on January 20, 2017, our General Partner approved the paid in kind distribution of 193,563 Preferred Units attributable to the quarter ended December 31, 2016 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on February 14, 2017, to the holders of common units and Preferred Units, respectively, of record as of the close of business on February 1, 2017.

On April 21, 2017, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis, and represents a reduction of approximately 50% from the previous distribution level. Also on April 21, 2017, our General Partner approved the paid in kind distribution of 195,559 Preferred Units attributable to the quarter ended March 31, 2017 in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on May 15, 2017 to each of the holders of common units and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on May 1, 2017.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the determination of the carrying value of our Preferred Units (a Level 3 fair value measurement), which were issued in August and September 2016. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a Level 3 fair value measurement), and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at March 31, 2017 and December 31, 2016 were approximately $282.2 million and $278.2 million, respectively, based on current interest rates on those dates which were different from the stated interest rate on the 7.25% Senior Notes (a level 2 fair value measurement). Those fair values compared to aggregate principal amounts of such notes at March 31, 2017 and December 31, 2016 of $295.9 million.

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
A summary of these recurring fair value measurements as of March 31, 2017 and December 31, 2016 is as follows:

		Fair Value Measurements Using
Description	Total as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$89,500	$—	$—	$89,500
Liability for foreign currency derivative contracts	(113)	—	(113)	—
	$89,387

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2016
	(In Thousands)
Series A Preferred Units	$88,130	$—	$—	$88,130
Asset for foreign currency derivative contracts	$57	$—	$57	$—
	$88,187

New Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. During 2016, in preparation for the adoption of ASU No. 2014-09, we began a review of the various types of customer contract arrangements for our compression services, aftermarket services, and equipment sales operations. These reviews include 1) accumulating all customer contractual arrangements; 2) identifying individual performance obligations pursuant to each arrangement; 3) quantifying consideration under each arrangement; 4) allocating consideration among the identified performance obligations; and 5) determining the timing of revenue recognition pursuant to each arrangement. We have substantially completed these contract reviews and have begun reviewing existing and proposed accounting system processes in order to capture information required to be disclosed under ASU 2014-09. While the timing and amount of revenue recognized for a large portion of our customer contractual arrangements under ASU 2014-09 will not change, in other cases the adoption of ASU No. 2014-09 may have an impact. We anticipate adopting ASU 2014-09 on January 1, 2018 using the modified retrospective adoption method.

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

Additionally, in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This ASU addresses and amends several aspects of ASU 2014-09, but does not change the core principle of the guidance. This ASU does not change the effective date or adoption method under ASU 2014-09 which is noted above.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”, which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. The ASU requires entities to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and is to be applied prospectively with early adoption permitted. As a result of the adoption of this standard during the quarter, there was no material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of a simplification initiative. The update addresses and simplifies several aspects of accounting for share-based payment transactions. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted, and is to be applied using either modified retrospective, retrospective, or prospective transition method based on which amendment is being applied. Upon adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur, using a prospective transition method. Amendments related to accounting for excess tax benefits have been adopted using a prospective transition method. As a result of the adoption of this standard during the quarter, there was no cumulative effect adjustment, and no material impact on our consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" which requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a modified retrospective transition adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2017	December 31, 2016
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $4.2 million as of March 31, 2017 and $4.5 million as of December 31, 2016)	August 4, 2019	$220,801	$217,467
7.25% Senior Notes (presented net of the unamortized discount of $3.2 million as of March 31, 2017 and $3.3 million as of December 31, 2016 and unamortized deferred financing costs of $5.7 million as of March 31, 2017 and $6.0 million as of December 31, 2016)	August 15, 2022	287,011	286,623
		507,812	504,090
Less current portion		—	—
Total long-term debt		$507,812	$504,090

Bank Credit Facilities.

On May 5, 2017, we entered into an amendment (the "Fifth Amendment") to our Credit Agreement that modified certain financial covenants in the Credit Agreement, providing that (i) the consolidated total leverage ratio may not exceed (a) 5.95 to 1 as of March 31, 2017; (b) 6.75 to 1 as of June 30, 2017 and September 30, 2017; (c) 6.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 6.25 to 1 as of June 30, 2018 and September 30, 2018; (e) 6.00 to 1 as of December 31, 2018; and (e) 5.75 to 1 as of March 31, 2019 and thereafter; and (ii) the consolidated secured leverage ratio may not exceed 3.25 to 1 as of the end of any fiscal quarter. The consolidated interest coverage ratio was not affected by the Fifth Amendment. In addition, the Fifth Amendment (i) increased the applicable margin by 0.25% in the event the consolidated total leverage ratio exceeds 6.00 to 1, resulting in a range for the applicable margin between 2.00% and 3.50% per annum for LIBOR-based loans and 1.00 to 2.50% per annum for base-rate loans, according to the consolidated total leverage ratio, and (ii) modified the appraisal delivery requirement from an annual requirement to a semi-annual requirement. In connection with the Fifth Amendment, the board of directors of our General Partner adopted resolutions limiting the cash distributions payable on our common units to no more than $0.1875 per common unit for the quarterly period ended June 30, 2017. The Fifth Amendment also included additional revisions that provide flexibility for the issuance of preferred securities.

At March 31, 2017, our consolidated total leverage ratio was 5.67 to 1 (compared to a 5.95 to 1 maximum as allowed under the Credit Agreement), our consolidated secured leverage ratio was 2.45 to 1 (compared to a 3.25 to 1 maximum as allowed under the Credit Agreement) and our consolidated interest coverage ratio was 2.95 to 1 (compared to a 2.25 to 1 minimum as required under the Credit Agreement).

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the Credit Agreement, exclude the long-term liability for the Preferred Units in the determination of total indebtedness.

As of March 31, 2017, we had a balance outstanding under our Credit Agreement of $225.0 million, and we had $1.9 million letters of credit and performance bonds outstanding thereunder, leaving a net availability under the Credit Agreement of $88.1 million. Covenants and other provisions in the Credit Agreement may limit our borrowings of amounts available under the Credit Agreement. We are in compliance with all covenants of our debt agreements as of March 31, 2017.

NOTE C – SERIES A CONVERTIBLE PREFERRED UNITS

On August 8, 2016 and September 20, 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our issuance and sale in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total 2016 net proceeds, after deducting certain offering expenses, of approximately $76.9 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

In connection with the closing of the Initial Private Placement, our General Partner executed a Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) receive quarterly distributions, which are paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price (or $1.2573 per Preferred Unit annualized), subject to certain adjustments. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the Preferred Units have been, and will continue to be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units will convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is potentially unlimited; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement. Including the impact of paid in kind distributions of Preferred Units and the conversion of Preferred Units into common units, the total number of Preferred Units outstanding as of March 31, 2017 was 7,027,510.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with Accounting Standards Codification 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of March 31, 2017 was $89.5 million. Changes in the fair value during each quarterly period, including the $1.9 million increase in fair value during the first quarter of 2017, are charged to earnings in the accompanying consolidated statements of operations. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of March 31, 2017, the theoretical number of common units that would be issued if all of the Preferred Units were settled as of March 31, 2017 would be approximately 8.9 million common units, with an aggregate market value of $86.9 million. A $1 decrease in the average trading price per common unit would result in the issuance of approximately 1.0 million additional common units pursuant to these conversion provisions.

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

Foreign Currency Derivative Contracts

As of March 31, 2017, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$2,485	19.64	4/19/2017

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of March 31, 2017 and December 31, 2016, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	March 31, 2017	December 31, 2016
		(In Thousands)
Forward sale contracts	Current assets	$—	$57
Forward purchase contracts	Current liabilities	(113)	$—
Net asset		$(113)	$57

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month periods ended March 31, 2017 and March 31, 2016, we recognized $(0.3) million and $0.1 million, respectively, of net gains (losses) associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

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

In May 2017, our General Partner and TETRA entered into an agreement (the "First Quarter 2017 Omnibus Reimbursement Agreement") whereby $1.7 million of Amounts Payable to Affiliates as of March 31, 2017 that were charged to us by TETRA under the Omnibus Agreement would be paid with common units in lieu of cash, with the number of common units to be calculated based on the average trading price of our common units, subject to limitations, over a defined period that will begin May 12, 2017. This amount represents certain corporate and general and administrative services for the first quarter of 2017. Upon calculation of the number of shares issuable pursuant to the First Quarter 2017 Omnibus Reimbursement Agreement, the common units are expected to be paid to TETRA no later than June 23, 2017.

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

Amendment to Partnership Agreement

On and effective as of August 8, 2016, in connection with the closing of the Initial Private Placement of the Preferred Units, our General Partner executed the Amended and Restated Partnership Agreement to, among other things, authorize and establish the rights and preferences of the Preferred Units. For discussion of the issuance of the Preferred Units, see Note C - Series A Convertible Preferred Units.

TETRA and General Partner Ownership

As of March 31, 2017, TETRA's ownership interest in us was approximately 44%, with the common units held by the public representing an approximate 56% interest in us. For discussion of the purchase by TETRA of a portion of the Preferred Units, see Note C - Series A Convertible Preferred Units. Following the Initial Private Placement and Subsequent Private Placement of the Preferred Units, and as of March 31, 2017, TETRA's ownership consisted of approximately 42% of the outstanding common units, 12.6% of the outstanding Preferred Units, and an approximately 2% general partner interest, through which it holds incentive distribution rights. As Preferred Units are converted to common units, it is expected that TETRA's percentage ownership of the common units will decrease.

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

Despite the pre-tax loss for the three month period ended March 31, 2017, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the three month period ended March 31, 2017 was negative 5.5% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate during 2016 was negatively impacted by the nondeductible portion of our goodwill impairments during the three month period ended March 31, 2016.

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

NOTE H – SEGMENTS

ASC 280-10-50, “Operating Segments”, defines the characteristics of an operating segment as (i) being engaged in business activity from which it may earn revenues and incur expenses, (ii) being reviewed by the company's chief operating decision maker ("CODM") to make decisions about resources to be allocated and to assess its performance, and (iii) having discrete financial information. Although management of our General Partner reviews our products and services to analyze the nature of our revenue, other financial information, such as certain costs and expenses, and net income are not captured or analyzed by these items. Therefore, discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these items, but rather in the aggregate. Based on this, our General Partner believes that we operate in one business segment.

NOTE I — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million in aggregate principal amount of the 7.25% Senior Notes as of March 31, 2017 is fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

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

Condensed Consolidating Balance Sheet
March 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$65,888	$24,506	$—	$90,394
Property, plant, and equipment, net	—	612,895	22,912	—	635,807
Investments in subsidiaries	197,370	15,999	—	(213,369)	—
Intangible and other assets, net	—	35,965	331	—	36,296
Intercompany receivables	302,183	—	—	(302,183)	—
Total non-current assets	499,553	664,859	23,243	(515,552)	672,103
Total assets	$499,553	$730,747	$47,749	$(515,552)	$762,497

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$2,810	$30,483	$2,943	$—	$36,236
Amounts payable to affiliates	—	5,812	1,976	—	7,788
Long-term debt	287,011	220,801	—	—	507,812
Series A Preferred Units	89,500	—	—	—	89,500
Intercompany payables	—	276,206	25,977	(302,183)	—
Other long-term liabilities	—	75	854	—	929
Total liabilities	379,321	533,377	31,750	(302,183)	642,265
Total partners' capital	120,232	197,370	15,999	(213,369)	120,232
Total liabilities and partners' capital	$499,553	$730,747	$47,749	$(515,552)	$762,497

Condensed Consolidating Balance Sheet
December 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$35	$74,574	$27,395	$—	$102,004
Property, plant, and equipment, net	—	624,051	22,955	—	647,006
Investments in subsidiaries	214,703	15,112	—	(229,815)	—
Intangible and other assets, net	—	36,794	336	—	37,130
Intercompany receivables	312,227	—	—	(312,227)	—
Total non-current assets	526,930	675,957	23,291	(542,042)	684,136
Total assets	$526,965	$750,531	$50,686	$(542,042)	$786,140

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$8,089	$31,789	$3,856	$—	$43,734
Amounts payable to affiliates	874	3,780	1,526	—	6,180
Long-term debt	286,623	217,467	—	—	504,090
Series A Preferred Units	88,130	—	—	—	88,130
Intercompany payables	—	282,753	29,474	(312,227)	—
Other long-term liabilities	—	39	718		757
Total liabilities	383,716	535,828	35,574	(312,227)	642,891
Total partners' capital	143,249	214,703	15,112	(229,815)	143,249
Total liabilities and partners' capital	$526,965	$750,531	$50,686	$(542,042)	$786,140

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended March 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$60,583	$6,381	$(1,412)	$65,552
Cost of revenues (excluding depreciation and amortization expense)	—	39,237	4,236	(1,412)	42,061
Selling, general and administrative expense	1,043	7,401	322	—	8,766
Depreciation and amortization	—	16,524	771	—	17,295
Interest expense, net	7,987	2,396	—	—	10,383
Series A Preferred FV Adjustment	1,865	—	—	—	1,865
Other expense, net	—	363	(401)	—	(38)
Equity in net income of subsidiaries	4,698	(637)	—	(4,061)	—
Income before income tax provision	(15,593)	(4,701)	1,453	4,061	(14,780)
Provision (benefit) for income taxes	—	(3)	816	—	813
Net income (loss)	(15,593)	(4,698)	637	4,061	(15,593)
Other comprehensive income (loss)	250	250	250	(500)	250
Comprehensive income (loss)	$(15,343)	$(4,448)	$887	$3,561	$(15,343)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended March 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$75,095	$11,210	$(4,613)	$81,692
Cost of revenues (excluding depreciation and amortization expense)	—	45,313	7,676	(4,613)	48,376
Selling, general and administrative expense	636	9,172	422	—	10,230
Depreciation and amortization	—	17,743	709	—	18,452
Long-lived asset impairment	—	7,797	69	—	7,866
Goodwill impairment	—	91,575	759	—	92,334
Interest expense, net	6,480	2,322	—	—	8,802
Other expense, net	—	66	222	—	288
Equity in net income of subsidiaries	98,233	(1,249)	—	(96,984)	—
Income (loss) before income tax provision	(105,349)	(97,644)	1,353	96,984	(104,656)
Provision (benefit) for income taxes	—	589	104	—	693
Net income (loss)	(105,349)	(98,233)	1,249	96,984	(105,349)
Other comprehensive income (loss)	(804)	(804)	(804)	1,608	(804)
Comprehensive income (loss)	$(106,153)	$(99,037)	$445	$98,592	$(106,153)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$5,419	$(3,598)	$—	$1,821
Investing activities:
Purchases of property, plant, and equipment, net	—	(7,588)	373	—	(7,215)
Intercompany investment activity	12,883	—	—	(12,883)	—
Advances and other investing activities	—	36		—	36
Net cash provided by (used in) investing activities	12,883	(7,552)	373	(12,883)	(7,179)
Financing activities:
Proceeds from long-term debt	—	29,500	—	—	29,500
Payments of long-term debt	—	(26,500)	—	—	(26,500)
Distributions	(12,883)	—	—	—	(12,883)
Other Financing Activities	—	(185)	—	—	(185)
Intercompany contribution (distribution)	—	(12,883)	—	12,883	—
Net cash provided by (used in) financing activities	(12,883)	(10,068)	—	12,883	(10,068)
Effect of exchange rate changes on cash	—	—	52	—	52
Increase (decrease) in cash and cash equivalents	—	(12,201)	(3,173)	—	(15,374)
Cash and cash equivalents at beginning of period	—	12,201	8,596	—	20,797
Cash and cash equivalents at end of period	$—	$—	$5,423	$—	$5,423

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$14,201	$894	$—	$15,095
Investing activities:
Purchases of property, plant, and equipment, net	—	1,048	(2,401)	—	(1,353)
Intercompany investment activity	12,784	—	—	(12,784)	—
Advances and other investing activities	—	20	—	—	20
Net cash provided by (used in) investing activities	12,784	1,068	(2,401)	(12,784)	(1,333)
Financing activities:
Proceeds from long-term debt	—	29,000	—	—	29,000
Payments of long-term debt	—	(30,000)	—	—	(30,000)
Distributions	(12,784)	—	—	—	(12,784)
Intercompany contribution (distribution)	—	(12,784)	—	12,784	—
Net cash provided by (used in) financing activities	(12,784)	(13,784)	—	12,784	(13,784)
Effect of exchange rate changes on cash	—	—	(308)	—	(308)
Increase (decrease) in cash and cash equivalents	—	1,485	(1,815)	—	(330)
Cash and cash equivalents at beginning of period	—	2,711	7,909	—	10,620
Cash and cash equivalents at end of period	$—	$4,196	$6,094	$—	$10,290

NOTE J – SUBSEQUENT EVENTS

On April 21, 2017, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis, and represents a reduction of approximately 50% from the previous distribution level. Also on April 21, 2017, our General Partner approved the paid-in-kind distribution of 195,559 Preferred Units attributable to the quarter ended March 31, 2017, in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on May 15, 2017 to each of the holders of common units, and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on May 1, 2017.

On April 8, 2017, 242,328 Preferred Units were converted into 316,914 common units. On May 8, 2017, 242,328 Preferred Units were converted into 392,883 common units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

During the first quarter of 2017, and in response to improving oil and natural gas prices compared to early 2016, we continue to see signals of an improving market environment for the energy services industry generally and for the compression services and equipment business specifically. While revenues are decreased during the first quarter of 2017 compared to the corresponding prior year period, we have seen improvement compared to the most recent quarterly periods in overall compressor fleet utilization as well as an easing in customer pricing pressure. Our over-800 HP compressor fleet packages have performed at a higher utilization rate than our below-100 HP and our 101-800 HP compressor fleet packages in the current economic environment. Revenues from sales of new equipment also decreased during the first quarter of 2017 compared to the prior year period, as the current reduced capital expenditure levels for compression projects of our customers have adversely impacted demand for our new compressor packages. However, we have seen a small increase in our backlog for new equipment sales as of March 31, 2017 compared to December 31, 2016, an indicator that demand for equipment sales may also be improving. As the recovery from the industry downturn is expected to be gradual and prolonged, we have continued to focus on maintaining a low cost environment that includes strong spending disciplines over operating expenses as well as capital expenditure levels. We plan to fund our capital expenditure needs through operating cash flows, borrowings under our Credit Agreement, and potentially other sources, if necessary. Our deferral of capital projects could affect our ability to compete in the future. Although our employee headcount remains reduced and the suspension of 401(k) employer contributions continues, during the first quarter of 2017 we reinstated employee salaries to the levels prior to early 2016 salary reductions. We also continue to negotiate with our suppliers and service providers to reduce costs. In addition, we continue to progress on a system software development project designed to improve operating and administrative efficiencies beginning in late 2017 and allow us to further reduce costs going forward.
Anticipating an extended period of recovery in levels of revenues and operating cash flows, we continue to focus on liquidity and our ability to maintain compliance with financial covenants under our bank revolving credit facility (as amended, the "Credit Agreement"). In April 2017, our General Partner declared a reduced common unit cash distribution attributable to the quarter ended March 31, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis, representing a decrease of approximately 50% from the previous distribution level. We anticipate that we will utilize the increased funds available as a result of the current reduced level of distributions to reduce the amount of borrowings outstanding and to fund growth capital expenditures in advance of expected increased demand for compression services. In May 2017, we entered into an amendment of the Credit Agreement that, among other things, favorably amended certain financial covenants. In addition, beginning with the March 8, 2017 initial conversion of our Series A Convertible Preferred Units (the "Preferred Units"), we have begun to reduce our liability for the Preferred Units through the issuance of common units. (For further discussion of the Preferred Units, see Cash Flows - Financing Activities section below.) Each of the steps noted above is expected to enhance our liquidity position and improve our ability to maintain compliance with Credit Agreement covenants in the event current market conditions persist. Additional steps may be taken in the future. The scheduled maturities of our long-term debt are August 2019 for our Credit Agreement and August 2022 for the remaining 7.25% Senior Notes.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three month periods ended March 31, 2017, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, administrative expenses under the Omnibus Agreement paid in equity using common units, and excluding acquisition and transaction costs and severance. This definition conforms closely to the definition used in the financial covenant provisions in our Credit Agreement. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors;

•	determine our ability to incur and service debt and fund capital expenditures; and

•	monitor the financial performance measures used in our Credit Agreement financial covenants.

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Net income (loss)	$(15,593)	$(105,349)
Provision (benefit) for income taxes	813	693
Depreciation and amortization	17,295	18,452
Impairments of long-lived assets	—	7,866
Goodwill Impairment	—	92,334
Interest expense, net	10,383	8,802
Equity compensation	956	636
Series A Preferred transaction costs	37	—
Series A Preferred fair value adjustments	1,865	—
Omnibus expense paid in equity	1,746	—
Severance	55	243
Non-cash cost of compressors sold	2,316	1,765
Adjusted EBITDA	$19,873	$25,442

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Cash flow from operating activities	$1,821	$15,095
Changes in current assets and current liabilities	6,370	(196)
Deferred income taxes	(122)	(145)
Other non-cash charges	(1,274)	(815)
Interest expense, net	10,383	8,802
Series A Preferred accrued paid in kind distributions	(2,235)	—
Provision (benefit) for income taxes	813	693
Omnibus expense paid in equity	1,746	—
Severance	55	243
Non-cash cost of compressors sold	2,316	1,765
Adjusted EBITDA	$19,873	$25,442

Free Cash Flow. We define Free Cash Flow as cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peers.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Cash from operations	$1,821	$15,095
Capital expenditures, net of sales proceeds	(7,215)	(1,353)
Free cash flow	$(5,394)	$13,742

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

	March 31,
	2017	2016
Horsepower
Total horsepower in fleet	1,108,523	1,130,674
Total horsepower in service	853,200	872,873
Total horsepower utilization rate	77.0%	77.2%

The following table sets forth our horsepower utilization rates by each horsepower class of our compressor fleet as of the dates shown.

	March 31,
	2017	2016
Horsepower utilization rate by class
Low horsepower (0-100)	62.9%	67.9%
Mid-horsepower (101-800)	72.1%	71.9%
High-horsepower (801 and over)	87.0%	85.9%

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
New Equipment Sales Backlog. Our equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of March 31, 2017, our new equipment sales backlog was approximately $23.8 million, of which $21.6 million is expected to be recognized through the year ended December 31, 2017, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

Critical Accounting Policies and Estimates

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2016. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the useful life of long-lived assets, the collectability of accounts receivable, and the allocation of acquisition purchase price. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of a large portion of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

	Three Months Ended March 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In Thousands)
Revenues:
Compression and related services	$50,497	$62,411	$(11,914)	77.0%	76.4%	(19.1)%
Aftermarket services	9,387	8,587	800	14.3%	10.5%	9.3%
Equipment sales	5,668	10,694	(5,026)	8.6%	13.1%	(47.0)%
Total revenues	65,552	81,692	(16,140)	100.0%	100.0%	(19.8)%
Cost of revenues:
Cost of compression and related services	29,043	31,805	(2,762)	44.3%	38.9%	(8.7)%
Cost of aftermarket services	7,622	6,618	1,004	11.6%	8.1%	15.2%
Cost of equipment sales	5,396	9,953	(4,557)	8.2%	12.2%	(45.8)%
Total cost of revenues	42,061	48,376	(6,315)	64.2%	59.2%	(13.1)%
Depreciation and amortization	17,295	18,452	(1,157)	26.4%	22.6%	(6.3)%
Long-lived asset impairment	—	7,866	(7,866)	—%	9.6%	100.0%
Selling, general and administrative expense	8,766	10,230	(1,464)	13.4%	12.5%	(14.3)%
Goodwill impairment	—	92,334	(92,334)	—%	113.0%	100.0%
Interest expense, net	10,383	8,802	1,581	15.8%	10.8%	18.0%
Series A Preferred fair value adjustment	1,865	—	1,865	2.8%	—%	100.0%
Other (income) expense, net	(38)	288	(326)	(0.1)%	0.4%	(113.2)%
Income (loss) before income taxes	(14,780)	(104,656)	89,876	(22.5)%	(128.1)%	(85.9)%
Provision (benefit) for income taxes	813	693	120	1.2%	0.8%	17.3%
Net income (loss)	$(15,593)	$(105,349)	$89,756	(23.8)%	(129.0)%	(85.2)%

Revenues

Compression and related services revenues decreased $11.9 million in the current year quarter compared to the corresponding prior year quarter due to overall reduced demand for compressor services, as reflected by customer pricing. Compression and related services revenues have also decreased due to the impact of recent sales of compressor packages that were previously in service. Total horsepower utilization rate as of March 31, 2017 was consistent at 77.0% compared to 77.2% as of March 31, 2016, despite decreased utilization of our below-100 HP compressor fleet packages. The utilization rate as of March 31, 2017 includes the impact of recent sales of used compressor packages. The reduction in service fleet and the downward pressure on compression services pricing that we experienced throughout much of 2016 is reflected in this 19.1% decrease in compression and related services revenue during the first quarter of 2017 compared to the prior year quarter. Further pricing pressure began to diminish in late 2016, largely due to improved natural gas prices which have continued during the current year quarter compared to the prior year quarter. Demand for below-100 horsepower production enhancement compression and related services applications, including for liquids-rich resource plays and vapor recovery applications, continues to be decreased compared to the prior year period. Utilization of our medium-horsepower (101-800 HP) and high-horsepower (over 800 HP) compression and related services applications, which include natural gas gathering and transmission applications, is increased as of March 31, 2017 compared to the prior year period, and have remained more consistent than our below-100 HP fleet during this extended downturn. We have seen our overall compressor fleet horsepower utilization rates increase for the past two consecutive quarters, approaching the overall utilization rate from the prior year period. As a result, we are reviewing opportunities to increase certain horsepower categories of our compressor fleet, while continuing our effort to restrict overall growth capital expenditures. Aftermarket services revenues increased during the current year quarter compared to the prior year quarter, also reflecting improving demand as a result of increased natural gas prices.

In addition to the decrease in consolidated compression and related services revenues, there was a decrease of $5.0 million in revenues from the sales of equipment during the current year quarter compared to the corresponding prior year quarter. Our backlog associated with new equipment sales decreased significantly throughout 2016 but has increased slightly during the first quarter of 2017, to $23.8 million as of March 31, 2017 compared to $21.6 million and $26.4 million as of December 31, 2016 and March 31, 2016, respectively, an indicator that demand for equipment sales may also be improving. Much of this new equipment sales backlog is associated with customer gas gathering and pump projects. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The decrease in the cost of compression and related services revenue compared to the prior year quarter was primarily a result of the overall market decline compared to the corresponding prior year quarter. Despite the market decline, costs of compression and related services as a percent of associated revenues was increased compared to the prior year quarter primarily due to the impact of decreased customer pricing. The cost of compression and related services as a percentage of compression and related services revenues was 57.5% and 48.2% during the current and prior year quarters, respectively.

Cost of equipment sales revenues decreased in accordance with the decrease in associated revenues. As a result of cost reduction efforts, the costs of equipment sales as a percentage of equipment sales revenues decreased despite the absorption of additional period costs per sales unit for the current year quarter compared to the corresponding prior year quarter.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased $1.2 million compared to the prior year quarter as a result of long-lived asset disposals and the first quarter of 2016 impairments that reduced the amount of our assets subject to depreciation.

Selling, general and administrative expense

Selling, general and administrative expenses have decreased during the current year quarter compared to the corresponding prior year quarter. This decrease is largely due to decreased professional fees of $1.1 million. In addition, other general expenses such as office, tax, and insurance expenses decreased by $0.8 million. Partially offsetting these decreases, employee expenses, including salaries, incentives, and equity compensation increased by $0.5 million. Selling, general and administrative expense as a percentage of revenues increased compared to the corresponding prior year period, reflecting the decrease in revenues compared to the corresponding prior year period.

Goodwill impairment

During the first three months of 2016, low oil and natural gas commodity prices resulted in decreased demand for certain of our products and services. Specifically, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and as of March 31, 2016 was expected to continue to be decreased for the foreseeable future. In addition, the price per common unit as of March 31, 2016 decreased compared to December 31, 2015. Accordingly, our fair value, as reflected by our market capitalization and other indicators, was less than our carrying value as of March 31, 2016. When such triggering events have occurred, Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20 "Goodwill" requires that a test of goodwill impairment be performed consistent with the year-end annual testing requirement. As part of the test of goodwill impairment at quarter end, we estimated our fair value, and determined, based on this estimated value, that impairment of all of our remaining goodwill was necessary, primarily due to the market factors discussed above. Accordingly, during the three month period ended March 31, 2016, $92.4 million was charged to Goodwill Impairment expense.

Interest expense, net

Interest expense, net, increased compared to the corresponding prior year period due to increased expense associated with the Preferred Units, due to the impact of paid in kind distributions that accrue to the holders of the Preferred Units. (See Note C - Series A Convertible Preferred Units for a further discussion of the Preferred Units.) This increase in interest expense following the issuance of the Preferred Units more than offset the impact of our repurchase of $54.1 million principal amount of 7.25% Senior Notes during September and October 2016. Interest expense, net, during the current and prior year periods also includes $0.8 million and $0.8 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

Series A Preferred fair value adjustment was $1.9 million during the first quarter of 2017. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged to earnings. As of March 31, 2017, the fair value of the Preferred Units was $89.5 million, which resulted in a non-cash charge of $1.9 million during the period. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other (income) expense, net

Other (income) expense, net, was $0.0 million during the current year quarter compared to $0.3 million during the corresponding prior year quarter. This decrease is due to $0.2 million of increased gains related to the sale of assets.

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

Despite the pre-tax loss for the three month period ended March 31, 2017, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the three month period ended March 31, 2017 was negative 5.5% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate during 2016 was negatively impacted by the nondeductible portion of our goodwill impairments during the three month period ended March 31, 2016.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. See discussion below of the impact of recent amendment to our Credit Agreement and the decision of our General Partner to reduce the level of distributions. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, and leases, which we believe will be sufficient to meet our working capital requirements during the remainder of 2017 and into 2018. Continued competitive market environments have resulted in additional challenges in each of our domestic and international business regions. Although oil and natural gas prices have increased compared to early 2016, we expect that demand for certain of our products and services will continue to be lower than pre-2015 levels for the foreseeable future. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating and financial measures.

Our cash flows from operating activities decreased for the three months ended March 31, 2017 when compared to the corresponding prior year period by $13.3 million, primarily as a result of the decreased operations revenues and due to working capital needs. Cash flows used in investing activities for the three months ended March 31, 2017 increased $5.8 million when compared to the corresponding prior year period, as capital expenditure activity has increased primarily associated with a system software development project, and despite the decision to defer service fleet expansion and other capital expenditures. Cash flows used by financing activities were $10.1 million for the three months ended March 31, 2017 compared to cash flows used in financing activities of $13.8 million in the corresponding prior year period, primarily due to reduced debt repayments during the current year period. A summary of our sources and uses of cash during the three month periods ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Operating activities	$1,821	$15,095
Investing activities	(7,179)	(1,333)
Financing activities	(10,068)	(13,784)

We are in compliance with all covenants of our Credit Agreement as of March 31, 2017. We have reviewed our financial forecasts as of May 9, 2017 and for the subsequent twelve month period, which consider the impact of the May 2017 amendment to our Credit Agreement, and the current level of distributions to our common unitholders. Based on this review and the current market conditions as of May 9, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through May 9, 2018. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our operations, funds available under our Credit Agreement, and funds received from the issuance of additional debt and equity securities. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Future growth in our operations, both internationally and in the U.S., may require ongoing significant capital expenditure investment. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2017 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. We have adjusted our expected capital expenditures and anticipate that our estimated total gross capital expenditures (excluding asset disposals and associated proceeds) in 2017 will range from $15.0 million to $30.0 million, including $12.0 million to $15.0 million of estimated maintenance capital expenditures. During the current period of reduced demand for our products and services, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future.

Our capital expenditure program consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compression services fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to increase their capabilities. Expansion capital expenditures generally result in our ability to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor package fleet or support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity and include the maintenance of existing assets and the replacement of obsolete assets. Routine repair and maintenance is charged to expense as incurred. A large portion of our capital expenditures during the current year period was associated with a system software development project designed to improve operating and administrative efficiencies beginning in 2017 that we believe will allow us to further reduce costs going forward.

On April 21, 2017, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis, and represents a reduction of approximately 50% from the previous distribution level. Also on April 21, 2017, our General Partner approved the paid-in-kind distribution of 195,559 Preferred Units attributable to the quarter ended March 31, 2017, in accordance with the provisions of our partnership agreement, as amended. These quarterly distributions will be paid on May 15, 2017 to each of the holders of common units and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on May 1, 2017.

Cash Flows

Operating Activities

Net cash from operating activities decreased by $13.3 million during the three month period ended March 31, 2017 to $1.8 million compared to $15.1 million for the corresponding prior year period. Cash provided from operating activities decreased during the first three months of 2017 primarily as a result of decreased operations revenues and due to working capital needs. We continue to monitor the evolving financial condition of many of our customers during this current downturn, balancing the benefits of generating operating cash flows with the risk of exposing our businesses to additional credit risk exposure. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compression packages. Although the demand for compression and related services shows signs of improving and the level of new equipment sales backlog as of March 31, 2017 has increased compared to December 31, 2016, we expect revenues and operating cash flows to continue to be decreased compared to pre-2015 periods.

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

Investing Activities

Capital expenditures during the three month period ended March 31, 2017 increased by $5.9 million compared to the corresponding prior year period, primarily reflecting the capital expenditures associated with a system software development project designed to improve operating and administrative efficiencies beginning in 2017 which we believe will allow us to further reduce costs going forward. This increase in capital expenditures occurred despite the deferral of a significant amount of fleet expansion and other capital expenditure projects in light of current demand levels. Total capital expenditures, net of disposals and proceeds, during the current year period of $7.2 million include $4.6 million of maintenance capital expenditures and are net of $2.8 million of non-cash cost of compression units sold. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2017 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. During the current period of reduced demand for our products and services, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our common unitholders of record on the applicable record date and to our General Partner. In addition, our partnership agreement, as amended in August 2016, requires that, within 45 days after the end of each quarter, we make a distribution to holders of our Preferred Units of additional paid in kind Preferred Units equal to 2.75% of the Issue Price (11% of $11.43 per Preferred Unit on an annualized basis). During the three month period ended March 31, 2017, we distributed $12.9 million of cash distributions to our common unitholders and General Partner. This distribution equated to $0.3775 per common unit. On April 21, 2017, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis, and representing an approximately 50.0% decrease from the previous distribution level. We anticipate that we will utilize the increased funds available as a result of the current reduced level of distributions to reduce the amount of borrowings outstanding and to fund growth capital expenditures in advance of expected increased demand for compression services. Also on April 21, 2017, our General Partner approved the paid-in-kind distribution of 195,559 Preferred Units attributable to the quarter ended March 31, 2017. These distributions will be paid on May 15, 2017 to each of the holders of our common units, and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on May 1, 2017.

Series A Convertible Preferred Units

On August 8, 2016 and September 20, 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our issuance and sale in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total 2016 net proceeds, after deducting certain offering expenses, of approximately $76.9 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

In connection with the closing of the Initial Private Placement, our General Partner executed a Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) receive quarterly distributions, which are paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price (or $1.2573 per Preferred Unit annualized), subject to certain adjustments. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the Preferred Units have been, and will continue to be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units will convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is potentially unlimited; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement. Pursuant to the above terms, on March 8, 2017, 242,328 Preferred Units were converted into 280,065 common units. On April 8, 2017, 242,328 Preferred Units were converted into 316,914 common units. On May 8, 2017, 242,328 Preferred Units were converted into 392,883 common units.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of March 31, 2017 was $89.5 million. Changes in the fair value during each quarterly period, if any, are charged to earnings in the accompanying consolidated statements of operations. Charges to earnings for changes in the fair value of the Preferred Units, along with the accrual and payment of paid-in-kind distributions associated with the Preferred Units, are non-cash charges associated with the Preferred Units.

In addition, the Unit Purchase Agreement includes certain provisions regarding change of control, transfer of Preferred Units, indemnities, and other matters described in detail in the Unit Purchase Agreement. The Unit Purchase Agreement contains customary representations, warranties and covenants of the Partnership and the purchasers.

Bank Credit Facilities

Under our Credit Agreement, as amended, we and our CSI Compressco Sub, Inc. subsidiary are named as the borrowers and all obligations under our Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). Our Credit Agreement, as amended, includes a maximum credit commitment of $315.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The Credit Agreement is an asset-based facility.

On May 5, 2017, we entered into an amendment (the "Fifth Amendment") to our Credit Agreement that, among other changes, modified certain financial covenants in the Credit Agreement. In connection with the Fifth Amendment, the board of directors of our General Partner adopted resolutions limiting the cash distributions payable on our common units to no more than $0.1875 per common unit for the quarterly period ended June 30, 2017. The Fifth Amendment also included additional revisions that provide flexibility for the issuance of preferred securities.

As of May 9, 2017 we have a balance outstanding under our Credit Agreement of $230.0 million, and $1.9 million letters of credit and performance bonds outstanding, leaving availability under the Credit Agreement of $83.1 million. Availability under the Credit Agreement is subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment as well as subject to compliance with covenants and other provisions in the Credit Agreement that may limit borrowings under the Credit Agreement.

Our Credit Agreement is available to provide our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as we are not in default, and maintain excess availability of $30.0 million, our Credit Agreement can also be used to fund our quarterly distributions at the option of the board of directors of our General Partner (provided that after giving effect to such distributions, we will be in compliance with the financial covenants). Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. Our Credit Agreement matures in August 2019.

Borrowings under our Credit Agreement generally bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) plus a leverage based margin that ranges between 2.00% and 3.25% per annum or (b) a base rate plus a leverage-based margin that ranges between 1.00% and 2.50% per annum; in each case according to the applicable consolidated total leverage ratio. CCLP pays a commitment fee ranging from 0.375% to 0.50% per annum on the unused portion of the facility. Under our Credit Agreement, we and our CSI Compressco Sub, Inc. subsidiary are named as the borrowers and all obligations under our Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries), and secured by substantially all of our assets and the assets of our domestic subsidiaries.

Our Credit Agreement, as amended, requires us to maintain (i) a minimum consolidated interest coverage ratio (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.95 to 1 as of March 31, 2017; (b) 6.75 to 1 as of June 30, 2017 and September 30, 2017; (c) 6.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 6.25 to 1 as of June 30, 2018 and September 30, 2018; (e) 6.00 to 1 as of December 31, 2018; and (f) 5.75 to 1 as of March 31, 2019 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 3.25 to 1 as of the end of any fiscal quarter, calculated on a trailing four quarters basis. At March 31, 2017, our consolidated total leverage ratio was 5.67 to 1, our consolidated secured leverage ratio was 2.45 to 1, and our consolidated interest coverage ratio was 2.95 to 1. In addition, our Credit Agreement includes customary covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. In addition, the Credit Agreement requires that, among other conditions, we use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and restricts the amount of our permitted capital expenditures in the ordinary course of business during each fiscal year ranging from $25.0 million in 2016 to $75.0 million in 2019.

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the Credit Agreement, exclude the long-term liability for the Preferred Units, among other items, in the determination of total indebtedness.

We are in compliance with all covenants and conditions of our Credit Agreement, as amended, as of March 31, 2017. We have reviewed our financial forecasts as of May 9, 2017 and for the subsequent twelve month period, which consider the impact of the Fifth Amendment to our Credit Agreement, and the current level of distributions to our common unitholders. Based on this review and the current market conditions as of May 9, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through May 9, 2018.

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

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below. As of May 9, 2017, $295.9 million in aggregate principal amount of our 7.25% Senior Notes are outstanding.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants of the Indenture as of March 31, 2017.

Off Balance Sheet Arrangements

As of March 31, 2017, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first three months of 2017, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

For additional information about our contractual obligations as of December 31, 2016, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Cautionary Statement for Purposes of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” and information based on our beliefs and those of our General Partner. Forward-looking statements in this quarterly report are identifiable by the use of the following words and other similar words: “anticipates”, “assumes”, “believes”, “budgets”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “intends”, “may”, “might”, “plans”, “predicts”, “projects”, “schedules”, “seeks”, “should, “targets”, “will” and “would”.

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on February 28, 2017. We depend on domestic and international demand for and production of natural gas and oil and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and cash available for distribution to our common unitholders to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

Through March 31, 2017, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our Form 10-K for the year ended December 31, 2016.

Exchange Rate Risk

As of March 31, 2017, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

 There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Annual Report on Form 10-K filed with SEC on February 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2017	—	$—	N/A	N/A
February 1 – February 28, 2017	—	—	N/A	N/A
March 1 – March 31, 2017	—	—	N/A	N/A
Total	—		N/A	N/A

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2017 and 2016; (iii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (iv) Consolidated Statement of Partners’ Capital for the three month period ended March 31, 2017; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	May 9, 2017	By:	/s/Timothy A. Knox
Timothy A. Knox, President
Principal Executive Officer

Date:	May 9, 2017	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer
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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2017 and 2016; (iii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (iv) Consolidated Statement of Partners’ Capital for the three month period ended March 31, 2017; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2017.