Form 10-Q
period 2017-06-30
CSI Compressco LP
filed 2017-08-08
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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
Yes [   ]  No [ X ]
As of August 8, 2017, there were 35,495,113 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Compression and related services	$50,256	$57,827	$100,753	$120,238
Aftermarket services	10,529	9,530	19,916	18,117
Equipment sales	14,530	8,732	20,198	19,426
Total revenues	75,315	76,089	140,867	157,781
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	28,803	29,760	57,846	61,565
Cost of aftermarket services	8,461	7,279	16,083	13,897
Cost of equipment sales	13,321	6,624	18,717	16,577
Total cost of revenues	50,585	43,663	92,646	92,039
Depreciation and amortization	17,204	18,742	34,499	37,194
Long-lived asset impairment	—	—	—	7,866
Selling, general, and administrative expense	8,230	8,183	16,996	18,413
Goodwill impairment	—	—	—	92,334
Interest expense, net	10,449	8,870	20,832	17,672
Series A Preferred fair value adjustment	(5,528)	—	(3,663)	—
Other (income) expense, net	141	707	103	995
Income (loss) before income tax provision	(5,766)	(4,076)	(20,546)	(108,732)
Provision for income taxes	606	604	1,419	1,297
Net income (loss)	$(6,372)	$(4,680)	$(21,965)	$(110,029)
General partner interest in net income (loss)	$(127)	$(94)	$(439)	$(2,201)
Common units interest in net income (loss)	$(6,245)	$(4,586)	$(21,526)	$(107,828)

Net income (loss) per common unit:
Basic	$(0.18)	$(0.14)	$(0.63)	$(3.25)
Diluted	$(0.21)	$(0.14)	$(0.63)	$(3.25)
Weighted average common units outstanding:
Basic	34,470,736	33,209,410	33,979,068	33,199,792
Diluted	45,300,057	33,209,410	33,979,068	33,199,792

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(6,372)	$(4,680)	$(21,965)	$(110,029)
Foreign currency translation adjustment	(568)	(115)	(318)	(919)
Comprehensive income (loss)	$(6,940)	$(4,795)	$(22,283)	$(110,948)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,020	$20,797
Trade accounts receivable, net of allowances for doubtful accounts of $906 in 2017 and $2,253 in 2016	44,582	44,904
Inventories	39,949	31,442
Assets held for sale	44	214
Prepaid expenses and other current assets	5,623	4,647
Total current assets	95,218	102,004
Property, plant, and equipment:
Land and building	34,972	34,962
Compressors and equipment	835,091	834,921
Vehicles	11,018	11,040
Construction in progress	15,202	8,138
Total property, plant, and equipment	896,283	889,061
Less accumulated depreciation	(269,530)	(242,055)
Net property, plant, and equipment	626,753	647,006
Other assets:
Deferred tax asset	28	28
Intangible assets, net of accumulated amortization of $20,349 as of June 30, 2017 and $18,666 as of December 31, 2016	35,419	37,102
Total other assets	35,447	37,130
Total assets	$757,418	$786,140
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$11,626	$15,682
Unearned income	11,439	8,078
Accrued liabilities and other	20,784	19,974
Amounts payable to affiliates	7,424	6,180
Total current liabilities	51,273	49,914
Other liabilities:
Long-term debt, net	509,750	504,090
Series A Preferred Units	77,350	88,130
Deferred tax liabilities	974	718
Other long-term liabilities	71	39
Total other liabilities	588,145	592,977
Commitments and contingencies
Partners' capital:
General partner interest	2,241	3,061
Common units (35,374,597 units issued and outstanding at June 30, 2017 and 33,262,376 units issued and outstanding at December 31, 2016)	126,488	150,599
Accumulated other comprehensive income (loss)	(10,729)	(10,411)
Total partners' capital	118,000	143,249
Total liabilities and partners' capital	$757,418	$786,140

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2016	$3,061	33,262	$150,599	$(10,411)	$143,249
Net loss	(439)	—	(21,526)	—	(21,965)
Distributions ($0.5650 per unit)	(381)	—	(19,010)	—	(19,391)
Equity compensation	—	—	1,745	—	1,745
Vesting of Phantom Units	—	91	—	—	—
Conversions of Series A Preferred	—	1,582	11,458	—	11,458
Omnibus agreement charges settled with common units	—	439	3,322	—	3,322
Other comprehensive income (loss)	—	—	—	(318)	(318)
Other	—	—	(100)	—	(100)
Balance at June 30, 2017	$2,241	35,374	$126,488	$(10,729)	$118,000

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$(21,965)	$(110,029)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	34,499	37,194
Impairment of long-lived assets	—	7,866
Impairment of goodwill	—	92,334
Provision for deferred income taxes	249	328
Series A Preferred offering costs	37	—
Series A Preferred paid in kind distributions in interest expense	4,342	—
Series A Preferred fair value adjustments	(3,663)	—
Equity compensation expense	1,891	1,461
Provision for doubtful accounts	612	1,170
Amortization of deferred financing costs	1,477	1,370
Other non-cash charges and credits	338	875
(Gain) loss on sale of property, plant, and equipment	(216)	(176)
Changes in operating assets and liabilities:
Accounts receivable	(401)	16,326
Inventories	(9,039)	(2,278)
Prepaid expenses and other current assets	(1,240)	1,135
Accounts payable and accrued expenses	4,434	(12,081)
Other	(1)	69
Net cash provided by operating activities	11,354	35,564
Investing activities:
Purchases of property, plant, and equipment, net	(11,477)	(3,806)
Advances and other investing activities	32	21
Net cash used in investing activities	(11,445)	(3,785)
Financing activities:
Proceeds from long-term debt	42,500	36,000
Payments of long-term debt	(37,300)	(35,000)
Proceeds from Series A Preferred Units, net of offering costs	(37)	—
Distributions	(19,391)	(25,568)
Other financing activities	(1,348)	(725)
Net cash used in financing activities	(15,576)	(25,293)
Effect of exchange rate changes on cash	(110)	(415)
Increase (decrease) in cash and cash equivalents	(15,777)	6,071
Cash and cash equivalents at beginning of period	20,797	10,620
Cash and cash equivalents at end of period	$5,020	$16,691
Supplemental cash flow information:
Interest paid	$15,293	$16,279
Income taxes paid	$1,967	$927

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
Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2017, and for the three and six month periods ended June 30, 2017 and 2016, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2017.

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

In April 2017, our General Partner announced a reduction of approximately 50% in the level of cash distributions on our common units for the quarter ended June 30, 2017. In May 2017, we entered into an amendment of the agreement governing our bank revolving credit facility (as amended, the "Credit Agreement") that, among other things, favorably amended certain financial covenants. (See Note B - Long-Term Debt and Other Borrowings.) We have reviewed our financial forecasts as of August 8, 2017 for the subsequent twelve month period, which consider the impact of the amended covenants and the current distribution levels to our common unitholders. Based on these financial forecasts, which are based on the current market conditions as of August 8, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through August 8, 2018.

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

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in other (income) expense, net and totaled $0.2 million and $0.4 million during the three and six month periods ended June 30, 2017 respectively, and $(0.6) million and $(0.8) million during the three and six month periods ended June 30, 2016, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in progress and are stated at the lower of cost or market value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas. Components of inventories as of June 30, 2017, and December 31, 2016, are as follows:

	June 30, 2017	December 31, 2016
	(In Thousands)
Parts and supplies	$28,278	$25,932
Work in progress	11,671	5,510
Total inventories	$39,949	$31,442

We write down the value of inventory by an amount equal to the difference between its cost and its estimated market value.

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three and six month periods ended June 30, 2017 and 2016, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations. As a result of our customers entering into compression service contracts, our revenues from rental contracts have decreased during the period ended June 30, 2017 compared to the prior year period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Rental revenue	$6,916	$9,905	$14,346	$21,425
Cost of rental revenue	$3,350	$5,376	$8,164	$12,293

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and six month periods ended June 30, 2017 and June 30, 2016, all incremental unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive. Following the August and September 2016 issuances of the Series A Convertible Preferred Units (the "Preferred Units"), diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the beginning of the period presented. The number of common units that may be issued upon future conversion of the Preferred Units is excluded from the calculation of diluted common units for the six month period ended June 30, 2017, as the impact would be anti-dilutive. The following is a reconciliation of the common unit interest in net loss and the weighted average common units outstanding to reflect the impact of the Preferred Units on diluted earnings per common unit under the "if converted" method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Common unit interest in net income (loss)	$(6,245)	$(4,586)	$(21,526)	$(107,828)
Assumed conversion of Preferred Units impact on common unit interest in net income (loss)	(5,430)	—	—	—
Common unit interest in net income (loss) after assumed conversion of Preferred Units	$(11,675)	$(4,586)	$(21,526)	$(107,828)

Weighted average common units outstanding - Basic	34,470,736	33,209,410	33,979,068	33,199,792
Assumed conversion of Preferred Units	10,829,321	—	—	—
Weighted average common units outstanding - Diluted	45,300,057	33,209,410	33,979,068	33,199,792

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

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2017 and 2016, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Balance, beginning of period	$(10,161)	$(9,197)	$(10,411)	$(8,393)
Foreign currency translation adjustment	(568)	(115)	(318)	(919)
Balance, end of period	$(10,729)	$(9,312)	$(10,729)	$(9,312)

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

On April 21, 2017, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis, and represented a reduction of approximately 50% from the previous distribution level. Also on April 21, 2017, our General Partner approved the paid in kind distribution of 195,559 Preferred Units attributable to the quarter ended March 31, 2017 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on May 15, 2017 to each of the holders of common units and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on May 1, 2017.

On July 21, 2017, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. Also on July 21, 2017, our General Partner approved the paid in kind distribution of 184,360 Preferred Units attributable to the quarter ended June 30, 2017 in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on August 14, 2017 to each of the holders of common units and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on August 1, 2017.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the determination of the carrying value of our Preferred Units (a Level 3 fair value measurement), which were issued in August and September 2016. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a Level 3 fair value measurement), and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at June 30, 2017 and December 31, 2016 were approximately $272.6 million and $278.2 million, respectively, based on current interest rates on those dates which were different from the stated interest rate on the 7.25% Senior Notes (a level 2 fair value measurement). Those fair values compare to aggregate principal amounts of such notes at June 30, 2017 and December 31, 2016 of $295.9 million.

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
A summary of these recurring fair value measurements as of June 30, 2017 and December 31, 2016 is as follows:

		Fair Value Measurements Using
Description	Total as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$(77,350)	$—	$—	$(77,350)
Liability for foreign currency derivative contracts	(35)	—	(35)	—
	$(77,385)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2016
	(In Thousands)
Series A Preferred Units	$(88,130)	$—	$—	$(88,130)
Asset for foreign currency derivative contracts	$57	$—	$57	$—
	$(88,073)

New Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. During 2016, in preparation for the adoption of ASU 2014-09, we began a review of the various types of customer contract arrangements for our compression services, aftermarket services, and equipment sales operations. These reviews include 1) accumulating all customer contractual arrangements; 2) identifying individual performance obligations pursuant to each arrangement; 3) quantifying consideration under each arrangement; 4) allocating consideration among the identified performance obligations; and 5) determining the timing of revenue recognition pursuant to each arrangement. We have substantially completed these contract reviews and are implementing revised accounting system processes in order to capture information required to be disclosed under ASU 2014-09. While the timing and amount of revenue recognized for a large portion of our customer contractual arrangements under ASU 2014-09 will not change, in other cases the adoption of ASU 2014-09 may have an impact. Adoption of ASU 2014-09 will have a significant impact on disclosures. We plan to adopt ASU 2014-09 on January 1, 2018 using the modified retrospective adoption method.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. The ASU requires entities to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and is to be applied prospectively with early adoption permitted. As a result of the adoption of this standard during the first quarter of 2017, there was no material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of a simplification initiative. The update addresses and simplifies several aspects of accounting for share-based payment transactions. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted, and is to be applied using either modified retrospective, retrospective, or prospective transition method based on which amendment is being applied. Upon adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur, using a modified retrospective method and determined that a cumulative-effect adjustment to retained earnings would be immaterial at transition during the first quarter of 2017. As a result of the adoption of this ASU, there was no impact on our consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2017	December 31, 2016
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $4.9 million as of June 30, 2017 and $4.5 million as of December 31, 2016)	August 4, 2019	$222,348	$217,467
7.25% Senior Notes (presented net of the unamortized discount of $3.0 million as of June 30, 2017 and $3.3 million as of December 31, 2016 and unamortized deferred financing costs of $5.5 million as of June 30, 2017 and $6.0 million as of December 31, 2016	August 15, 2022	287,402	286,623
		509,750	504,090
Less current portion		—	—
Total long-term debt		$509,750	$504,090

Bank Credit Facilities.

On May 5, 2017, we entered into an amendment (the "Fifth Amendment") to our Credit Agreement that modified certain financial covenants in the Credit Agreement, providing that (i) the consolidated total leverage ratio may not exceed (a) 5.95 to 1 as of March 31, 2017; (b) 6.75 to 1 as of June 30, 2017 and September 30, 2017; (c) 6.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 6.25 to 1 as of June 30, 2018 and September 30, 2018; (e) 6.00 to 1 as of December 31, 2018; and (e) 5.75 to 1 as of March 31, 2019 and thereafter; and (ii) the consolidated secured leverage ratio may not exceed 3.25 to 1 as of the end of any fiscal quarter. The consolidated interest coverage ratio was not amended by the Fifth Amendment. In addition, the Fifth Amendment (i) increased the applicable margin by 0.25% in the event the consolidated total leverage ratio exceeds 6.00 to 1, resulting in a range for the applicable margin between 2.00% and 3.50% per annum for LIBOR-based loans and 1.00 to 2.50% per annum for base-rate loans, according to the consolidated total leverage ratio, and (ii) modified the appraisal delivery requirement from an annual requirement to a semi-annual requirement. In connection with the Fifth Amendment, the board of directors of our General Partner adopted resolutions limiting the cash distributions payable on our common units to no more than $0.1875 per common unit for the quarterly period ended June 30, 2017. The Fifth Amendment also included additional revisions that provide flexibility for the issuance of preferred securities.

At June 30, 2017, our consolidated total leverage ratio was 6.12 to 1 (compared to a 6.75 to 1 maximum allowed under the Credit Agreement), our consolidated secured leverage ratio was 2.66 to 1 (compared to a 3.25 to 1 maximum allowed under the Credit Agreement) and our consolidated interest coverage ratio was 2.72 to 1 (compared to a 2.25 to 1 minimum required under the Credit Agreement).

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the Credit Agreement, exclude the long-term liability for the Preferred Units in the determination of total indebtedness.

As of June 30, 2017, we had a balance outstanding under our Credit Agreement of $227.2 million, and we had $1.9 million letters of credit and performance bonds outstanding thereunder, leaving a net availability under the Credit Agreement of $85.9 million, subject to a borrowing base limitation. Covenants and other provisions in the Credit Agreement also limit our borrowings of amounts available under the Credit Agreement. We are in compliance with all covenants of our Credit Agreement as of June 30, 2017.

NOTE C – SERIES A CONVERTIBLE PREFERRED UNITS

On August 8, 2016 and September 20, 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our issuances and sales in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total 2016 net proceeds, after deducting certain offering expenses, of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

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

A ratable portion of the Preferred Units have been, and will continue to be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units will convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. On June, 7, 2017, as permitted under the Amended and Restated Partnership Agreement, we elected to defer the monthly conversion of Preferred Units for each of the Conversion Dates during the three month period beginning July 2017. Based on the number of Preferred Units outstanding as of June 30, 2017, the maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is approximately 37.1 million common units; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement. The total number of Preferred Units outstanding as of June 30, 2017 was 6,488,842.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with Accounting Standards Codification 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of June 30, 2017 was $77.4 million. Changes in the fair value during each quarterly period, including the $3.7 million net decrease in fair value during the six month period ended June 30, 2017, are charged or credited to earnings in the accompanying consolidated statements of operations. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of June 30, 2017, the theoretical number of common units that would be issued if all of the outstanding Preferred Units were converted on June 30, 2017 on the same basis as the monthly conversions would be approximately 17.2 million common units, with an aggregate market value of $83.3 million. A $1 decrease in the Conversion Price would result in the issuance of approximately 5.0 million additional common units pursuant to these conversion provisions.

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

Foreign Currency Derivative Contracts

As of June 30, 2017, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$3,619	18.36	7/20/2017

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of June 30, 2017 and December 31, 2016, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	June 30, 2017	December 31, 2016
		(In Thousands)
Forward sale contracts	Current assets	$—	$57
Forward sale contracts	Current liabilities	(35)	$—
Net asset		$(35)	$57

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six month periods ended June 30, 2017, we recognized $(0.1) million and $(0.4) million, respectively, of net gains (losses) associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations. During the three and six month periods ended June 30, 2016, we recognized $0.0 million and $0.1 million, respectively, of net gains in other expense, net, associated with our foreign currency derivative program.

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

In January 2017, our General Partner and TETRA agreed that $1.6 million of Amounts Payable to Affiliates as of December 31, 2016 that were owed by us to TETRA under the Omnibus Agreement would be satisfied by newly issued common units instead of cash, with the number of common units calculated based on the average trading price of our common units over a defined period. This amount owed by us represented certain corporate and general and administrative services provided in the fourth quarter of 2016. Pursuant to this agreement, 159,192 units were issued to TETRA in January 2017.

In May 2017, our General Partner and TETRA entered into an agreement (the "First Quarter 2017 Omnibus Reimbursement Agreement") pursuant to which $1.7 million of Amounts Payable to Affiliates as of March 31, 2017 that were owed by us to TETRA under the Omnibus Agreement would be satisfied by newly issued common units instead of cash, with the number of common units calculated based on the average trading price of our common units, subject to limitations, over a defined period that began on May 12, 2017. This amount owed by us represented certain corporate and general and administrative services provided in the first quarter of 2017. Pursuant to the First Quarter 2017 Omnibus Reimbursement Agreement, 280,257 common units were issued to TETRA in June 2017.

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

Amendment to Partnership Agreement

On August 8, 2016, in connection with the closing of the Initial Private Placement of the Preferred Units, our General Partner executed the Amended and Restated Partnership Agreement which, among other things, authorized and established the rights and preferences of the Preferred Units. For discussion of the issuance of the Preferred Units, see Note C - Series A Convertible Preferred Units.

TETRA and General Partner Ownership

As of June 30, 2017, TETRA's ownership interest in us was approximately 42% of the outstanding common units, 12.6% of the outstanding Preferred Units, and an approximately 2% general partner interest, through which it holds incentive distribution rights. For discussion of the purchase by TETRA of a portion of the Preferred Units, see Note C - Series A Convertible Preferred Units. As Preferred Units are converted to common units, it is expected that TETRA's percentage ownership of the common units will decrease.

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

Despite the pre-tax loss for the three and six month periods ended June 30, 2017, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rates for the three and six month periods ended June 30, 2017 were negative 10.5% and negative 6.9%, respectively, primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate during 2016 was negatively impacted by the nondeductible portion of our goodwill impairments during the three month period ended March 31, 2016.

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

NOTE I — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million in aggregate principal amount of the 7.25% Senior Notes as of June 30, 2017 is fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

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

Condensed Consolidating Balance Sheet
June 30, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$74,247	$20,971	$—	$95,218
Property, plant, and equipment, net	—	601,020	25,733	—	626,753
Investments in subsidiaries	187,199	15,822	—	(203,021)	—
Intangible and other assets, net	—	35,124	323	—	35,447
Intercompany receivables	303,887	—	—	(303,887)	—
Total non-current assets	491,086	651,966	26,056	(506,908)	662,200
Total assets	$491,086	$726,213	$47,027	$(506,908)	$757,418

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$8,334	$32,775	$2,740	$—	$43,849
Amounts payable to affiliates	—	5,234	2,190	—	7,424
Long-term debt, net	287,402	222,348	—	—	509,750
Series A Preferred Units	77,350	—	—	—	77,350
Intercompany payables	—	278,586	25,301	(303,887)	—
Other long-term liabilities	—	71	974	—	1,045
Total liabilities	373,086	539,014	31,205	(303,887)	639,418
Total partners' capital	118,000	187,199	15,822	(203,021)	118,000
Total liabilities and partners' capital	$491,086	$726,213	$47,027	$(506,908)	$757,418

Condensed Consolidating Balance Sheet
December 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$35	$74,574	$27,395	$—	$102,004
Property, plant, and equipment, net	—	624,051	22,955	—	647,006
Investments in subsidiaries	214,703	15,112	—	(229,815)	—
Intangible and other assets, net	—	36,794	336	—	37,130
Intercompany receivables	312,227	—	—	(312,227)	—
Total non-current assets	526,930	675,957	23,291	(542,042)	684,136
Total assets	$526,965	$750,531	$50,686	$(542,042)	$786,140

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$8,089	$31,789	$3,856	$—	$43,734
Amounts payable to affiliates	874	3,780	1,526	—	6,180
Long-term debt, net	286,623	217,467	—	—	504,090
Series A Preferred Units	88,130	—	—	—	88,130
Intercompany payables	—	282,753	29,474	(312,227)	—
Other long-term liabilities	—	39	718	—	757
Total liabilities	383,716	535,828	35,574	(312,227)	642,891
Total partners' capital	143,249	214,703	15,112	(229,815)	143,249
Total liabilities and partners' capital	$526,965	$750,531	$50,686	$(542,042)	$786,140

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended June 30, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$70,515	$6,321	$(1,521)	$75,315
Cost of revenues (excluding depreciation and amortization expense)	—	47,668	4,438	(1,521)	50,585
Selling, general and administrative expense	941	6,902	387	—	8,230
Depreciation and amortization	—	16,393	811	—	17,204
Interest expense, net	7,862	2,587	—	—	10,449
Series A Preferred FV Adjustment	(5,528)	—	—	—	(5,528)
Other expense, net	—	239	(98)	—	141
Equity in net income of subsidiaries	3,097	(391)	—	(2,706)	—
Income before income tax provision	(6,372)	(2,883)	783	2,706	(5,766)
Provision (benefit) for income taxes	—	214	392	—	606
Net income (loss)	(6,372)	(3,097)	391	2,706	(6,372)
Other comprehensive income (loss)	(568)	(568)	(568)	1,136	(568)
Comprehensive income (loss)	$(6,940)	$(3,665)	$(177)	$3,842	$(6,940)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended June 30, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$66,396	$12,087	$(2,394)	$76,089
Cost of revenues (excluding depreciation and amortization expense)	—	37,579	8,478	(2,394)	43,663
Selling, general and administrative expense	676	7,001	506	—	8,183
Depreciation and amortization	—	18,011	731	—	18,742
Long-lived asset impairment	—	—	—	—	—
Goodwill impairment	—	—	—	—	—
Interest expense, net	6,482	2,388	—	—	8,870
Other expense, net	—	38	669	—	707
Equity in net income of subsidiaries	(2,478)	(1,513)	—	3,991	—
Income (loss) before income tax provision	(4,680)	2,892	1,703	(3,991)	(4,076)
Provision (benefit) for income taxes	—	414	190	—	604
Net income (loss)	(4,680)	2,478	1,513	(3,991)	(4,680)
Other comprehensive income (loss)	(115)	(115)	(115)	230	(115)
Comprehensive income (loss)	$(4,795)	$2,363	$1,398	$(3,761)	$(4,795)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Six Months Ended June 30, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$131,098	$12,702	$(2,933)	$140,867
Cost of revenues (excluding depreciation and amortization expense)	—	86,905	8,674	(2,933)	92,646
Selling, general and administrative expense	1,984	14,303	709	—	16,996
Depreciation and amortization	—	32,917	1,582	—	34,499
Long-live asset impairment	—	—	—	—	—
Goodwill impairment	—	—	—	—	—
Interest expense, net	15,849	4,983	—	—	20,832
Series A Preferred FV Adjustment	(3,663)	—	—	—	(3,663)
Other expense, net	—	602	(499)	—	103
Equity in net income of subsidiaries	7,795	(1,028)	—	(6,767)	—
Income before income tax provision	(21,965)	(7,584)	2,236	6,767	(20,546)
Provision for income taxes	—	211	1,208	—	1,419
Net income	(21,965)	(7,795)	1,028	6,767	(21,965)
Other comprehensive income (loss)	(318)	(318)	(318)	636	(318)
Comprehensive income (loss)	$(22,283)	$(8,113)	$710	$7,403	$(22,283)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Six Months Ended June 30, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$141,492	$23,296	$(7,007)	$157,781
Cost of revenues (excluding depreciation and amortization expense)	—	82,891	16,155	(7,007)	92,039
Selling, general and administrative expense	1,311	16,174	928	—	18,413
Depreciation and amortization	—	35,754	1,440	—	37,194
Long-live asset impairment	—	7,797	69	—	7,866
Goodwill impairment	—	91,575	759	—	92,334
Interest expense, net	12,962	4,710	—	—	17,672
Other expense, net	—	104	891	—	995
Equity in net income of subsidiaries	95,756	(2,761)	—	(92,995)	—
Income before income tax provision	(110,029)	(94,752)	3,054	92,995	(108,732)
Provision (benefit) for income taxes	—	1,004	293	—	1,297
Net income	(110,029)	(95,756)	2,761	92,995	(110,029)
Other comprehensive income (loss)	(919)	(919)	(919)	1,838	(919)
Comprehensive income (loss)	$(110,948)	$(96,675)	$1,842	$94,833	$(110,948)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$15,735	$(4,381)	$—	$11,354
Investing activities:
Purchases of property, plant, and equipment, net	—	(11,850)	373	—	(11,477)
Intercompany investment activity	19,510	—	—	(19,510)	—
Advances and other investing activities	—	32	—	—	32
Net cash provided by (used in) investing activities	19,510	(11,818)	373	(19,510)	(11,445)
Financing activities:
Proceeds from long-term debt	—	42,500	—	—	42,500
Payments of long-term debt	—	(37,300)	—	—	(37,300)
Proceeds from Series A Preferred Units, net of offering costs	(37)	—	—	—	(37)
Distributions	(19,391)	—	—	—	(19,391)
Other Financing Activities	(82)	(1,266)	—	—	(1,348)
Intercompany contribution (distribution)	—	(19,510)	—	19,510	—
Net cash provided by (used in) financing activities	(19,510)	(15,576)	—	19,510	(15,576)
Effect of exchange rate changes on cash	—	—	(110)	—	(110)
Increase (decrease) in cash and cash equivalents	—	(11,659)	(4,118)	—	(15,777)
Cash and cash equivalents at beginning of period	—	12,201	8,596	—	20,797
Cash and cash equivalents at end of period	$—	$542	$4,478	$—	$5,020

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$33,128	$2,436	$—	$35,564
Investing activities:
Purchases of property, plant, and equipment, net	—	(2,404)	(1,402)	—	(3,806)
Intercompany investment activity	25,568	—	—	(25,568)	—
Advances and other investing activities	—	21		—	21
Net cash provided by (used in) investing activities	25,568	(2,383)	(1,402)	(25,568)	(3,785)
Financing activities:
Proceeds from long-term debt	—	36,000	—	—	36,000
Payments of long-term debt	—	(35,000)	—	—	(35,000)
Distributions	(25,568)	—	—	—	(25,568)
Payment of financing costs	—	(725)	—	—	(725)
Intercompany contribution (distribution)	—	(25,568)	—	25,568	—
Net cash provided by (used in) financing activities	(25,568)	(25,293)	—	25,568	(25,293)
Effect of exchange rate changes on cash	—	—	(415)	—	(415)
Increase (decrease) in cash and cash equivalents	—	5,452	619	—	6,071
Cash and cash equivalents at beginning of period	—	2,711	7,909	—	10,620
Cash and cash equivalents at end of period	$—	$8,163	$8,528	$—	$16,691

NOTE J – SUBSEQUENT EVENTS

On July 21, 2017, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis. Also on July 21, 2017, the board of directors of our General Partner approved the paid-in-kind distribution of 184,360 Preferred Units attributable to the quarter ended June 30, 2017, in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on August 14, 2017 to each of the holders of common units, and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on August 1, 2017.

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

Business Overview

During the second quarter of 2017, and in response to improved oil and natural gas prices compared to early 2016, we continue to see signals of an improving market environment for the energy services industry generally and for the compression services and equipment business specifically. While consolidated revenues decreased slightly during the second quarter of 2017 compared to the corresponding prior year period, we have seen increasing improvement in overall compression fleet utilization compared to the most recent quarterly periods as well as some easing in customer pricing pressure. However, customer pricing still remains generally lower during the current year period compared to the prior year period. Our over-800 HP compressor fleet has performed at a higher utilization rate than our below-100 HP and our 101-800 HP compressor fleet in the current economic environment. Revenues from sales of new equipment increased during the second quarter of 2017 compared to the prior year period, as capital expenditure levels for compression projects of our customers are increasing. Additionally, more customer inquiries have materialized, resulting in increased demand for our new compressor packages compared to the prior year period. Despite the increase in revenues from sales of new equipment compared to the prior year period, pricing pressure continues to negatively impact our equipment sales margin. We have also seen a small increase in our backlog for new equipment sales as of June 30, 2017 compared to December 31, 2016, as new equipment sales orders have exceeded the increased equipment sales during the current year period, an indication that demand for equipment sales is improving. As the recovery from the industry downturn is expected to be gradual and prolonged, we have continued to focus on maintaining a low cost structure that includes strong discipline over operating expenses and capital expenditure levels. We plan to fund our capital expenditure needs through operating cash flows, borrowings under our Credit Agreement, and potentially other sources, if necessary. Our deferral of capital projects could affect our ability to compete in the future. Although our employee headcount remains reduced and the suspension of 401(k) employer contributions continues, during the first quarter of 2017 we reinstated employee salaries to the levels prior to early 2016 salary reductions. We continue to negotiate with our suppliers and service providers to reduce costs. In August 2017, we launched a new enterprise resource planning ("ERP") software system that enhances our sales, operations and back office functions to streamline our business practices that is expected to enhance customer services and result in lower operating and administrative costs going forward.
Anticipating an extended period of recovery in levels of revenues and operating cash flows, we continue to focus on liquidity and our ability to maintain compliance with financial covenants under our bank revolving credit facility (as amended, the "Credit Agreement"). In July 2017, our General Partner declared a common unit cash distribution attributable to the quarter ended June 30, 2017 of $0.1875 per common unit, consistent with the reduced distribution from the prior quarter. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. We anticipate that we will utilize the increased funds available as a result of the current reduced level of distributions to reduce the amount of borrowings outstanding and to fund growth capital expenditures in advance of expected increased demand for compression services. In May 2017, we entered into an amendment of the Credit Agreement that, among other things, favorably amended certain financial covenants. In addition, beginning with the March 8, 2017 initial conversion of our Series A Convertible Preferred Units (the "Preferred Units"), we have begun to reduce the number of Preferred Units outstanding through the issuance of common units. (For further discussion of the Preferred Units, see Cash Flows - Financing Activities section below.) These steps are expected to enhance our liquidity position and improve our ability to maintain compliance with Credit Agreement covenants in the event current market conditions persist. Additional steps may be taken in the future. The scheduled maturities of our long-term debt are August 2019 for our Credit Agreement and August 2022 for our 7.25% Senior Notes.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and six month periods ended June 30, 2017, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, administrative expenses under the Omnibus Agreement paid in equity using common units, and excluding acquisition and transaction costs and severance. This definition conforms closely to the definition used in the financial covenant provisions in our Credit Agreement. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors;

•	determine our ability to incur and service debt and fund capital expenditures; and

•	monitor the financial performance measures used in our Credit Agreement financial covenants.

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Net income (loss)	$(6,372)	$(4,680)	$(21,965)	$(110,029)
Provision (benefit) for income taxes	606	604	1,419	1,297
Depreciation and amortization	17,204	18,742	34,499	37,194
Impairments of long-lived assets	—	—	—	7,866
Goodwill Impairment	—	—	—	92,334
Interest expense, net	10,449	8,870	20,832	17,672
Equity compensation	935	825	1,891	1,461
Series A Preferred transaction costs	—	—	37	—
Series A Preferred fair value adjustments	(5,528)	—	(3,663)	—
Omnibus expense paid in equity	—	—	1,746	—
Severance	—	262	55	505
Non-cash cost of compressors sold	2,015	176	4,331	1,941
Software implementation	196	—	196	—
Adjusted EBITDA	$19,505	$24,799	$39,378	$50,241

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
Cash flow from operating activities	$11,354	$35,564
Changes in current assets and current liabilities	6,247	(3,171)
Deferred income taxes	(249)	(328)
Other non-cash charges	(2,211)	(3,239)
Interest expense, net	20,832	17,672
Series A Preferred accrued paid in kind distributions	(4,342)	—
Provision (benefit) for income taxes	1,419	1,297
Omnibus expense paid in equity	1,746	—
Severance	55	505
Non-cash cost of compressors sold	4,331	1,941
Software implementation	196	—
Adjusted EBITDA	$39,378	$50,241

Free Cash Flow. We define Free Cash Flow as cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
Cash from operations	$9,533	$20,469	$11,354	$35,564
Capital expenditures, net of sales proceeds	(4,262)	(2,453)	(11,477)	(3,806)
Free cash flow	$5,271	$18,016	$(123)	$31,758

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

The following table sets forth the total horsepower in our compressor fleet, our total horsepower in service, and our horsepower utilization rate as of the dates shown.

	June 30,
	2017	2016
Horsepower
Total horsepower in fleet	1,094,739	1,130,134
Total horsepower in service	863,557	857,148
Total horsepower utilization rate	78.9%	75.8%

The following table sets forth our horsepower utilization rates by each horsepower class of our compressor fleet as of the dates shown.

	June 30,
	2017	2016
Horsepower utilization rate by class
Low horsepower (0-100)	64.1%	64.9%
Mid-horsepower (101-800)	73.8%	71.0%
High-horsepower (801 and over)	89.6%	84.7%

Net Increases/Decreases in Compressor Fleet Horsepower. We measure the net increase (or decrease) in our compressor fleet horsepower during a given period of time by taking the difference between the aggregate horsepower of compressor packages added to the fleet during the period, less the aggregate horsepower of compressor packages removed from the fleet during the period. We measure the net increase (or decrease) in our compressor fleet horsepower in service during a given period of time by taking the difference between the aggregate horsepower of compressor packages placed into service during the period, less the aggregate horsepower of compressor packages removed from service during the period.
New Equipment Sales Backlog. Our equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of June 30, 2017, our new equipment sales backlog was approximately $24.0 million, all of which is expected to be recognized through the year ended December 31, 2017, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exists, and delivery has been scheduled. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor needs and measure our success in winning bids from our customers.

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In Thousands)
Revenues:
Compression and related services	$50,256	$57,827	$(7,571)	66.7%	76.0%	(13.1)%
Aftermarket services	10,529	9,530	999	14.0%	12.5%	10.5%
Equipment sales	14,530	8,732	5,798	19.3%	11.5%	66.4%
Total revenues	75,315	76,089	(774)	100.0%	100.0%	(1.0)%
Cost of revenues:
Cost of compression and related services	28,803	29,760	(957)	38.2%	39.1%	(3.2)%
Cost of aftermarket services	8,461	7,279	1,182	11.2%	9.6%	16.2%
Cost of equipment sales	13,321	6,624	6,697	17.7%	8.7%	101.1%
Total cost of revenues	50,585	43,663	6,922	67.2%	57.4%	15.9%
Depreciation and amortization	17,204	18,742	(1,538)	22.8%	24.6%	(8.2)%
Selling, general and administrative expense	8,230	8,183	47	10.9%	10.8%	0.6%
Interest expense, net	10,449	8,870	1,579	13.9%	11.7%	17.8%
Series A Preferred fair value adjustment	(5,528)	—	(5,528)	(7.3)%	—%	100.0%
Other (income) expense, net	141	707	(566)	0.2%	0.9%	(80.1)%
Income (loss) before income taxes	(5,766)	(4,076)	(1,690)	(7.7)%	(5.4)%	41.5%
Provision (benefit) for income taxes	606	604	2	0.8%	0.8%	0.3%
Net income (loss)	$(6,372)	$(4,680)	$(1,692)	(8.5)%	(6.2)%	36.2%

Revenues

Compression and related services revenues decreased $7.6 million, a 13.1% decrease, in the current year quarter compared to the corresponding prior year quarter, primarily due to overall reduced demand for compression services and the resulting impact on customer pricing. Total horsepower utilization rate as of June 30, 2017 increased to 78.9% compared to 75.8% as of June 30, 2016, despite decreased utilization of our below-100 HP compressor fleet packages. The increased utilization rate as of June 30, 2017 includes the impact of the recent sales of used compressor packages. Pricing pressure began to diminish in late 2016, largely due to improved natural gas prices which have continued during the current year quarter compared to the prior year quarter. Demand for below-100 horsepower production enhancement compression and related services applications, including for liquids-rich resource plays and vapor recovery applications, was consistent compared to the prior year period. Utilization of our medium-horsepower (101-800 HP) and high-horsepower (over 800 HP) compressor fleet, which is used in natural gas gathering and transmission applications, increased during the current year quarter compared to the prior year quarter, and has remained higher and more consistent than our below-100 HP compressor fleet during this extended downturn. We have seen our overall compressor fleet horsepower utilization rates increase for the past three consecutive quarters, and they now exceed the overall utilization rate from the prior year period. As a result of overall increased demand for compression services, we have begun growth capital projects to increase certain horsepower categories of our compressor fleet, while continuing our effort to limit overall growth capital expenditures. Aftermarket services revenues increased during the current year quarter compared to the prior year quarter, reflecting a focus on providing an improved sales coverage on midstream customers, resulting in increased parts and overhaul services sales. We also have seen an increase in quotes and awards for aftermarket projects resulting from the increased utilization of compression equipment.

Equipment sales revenues increased $5.8 million during the current year quarter compared to the corresponding prior year quarter, despite continuing pricing pressure, primarily due to the completion of several new compressor packages as part of a significant customer project. Our backlog associated with new equipment sales has continued to increase during the second quarter of 2017, as new equipment sales orders have exceeded the increased equipment sales during the current year quarter. New equipment sales backlog was $24.0 million as of June 30, 2017 compared to $21.6 million and $25.3 million as of December 31, 2016 and June 30, 2016, respectively, an indication that demand for equipment sales is improving. Much of this new equipment sales backlog is associated with customer gas gathering and pump projects. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The decrease in the cost of compression and related services revenue compared to the prior year quarter was primarily a result of sales of compressor packages that were previously in service. Despite this reduction, costs of compression and related services as a percent of associated revenues increased compared to the prior year quarter primarily due to the impact of decreased customer pricing. The cost of compression and related services as a percentage of compression and related services revenues was 57.3% and 51.5% during the current and prior year quarters, respectively.

Cost of equipment sales revenues increased in accordance with the increase in associated revenues. Costs of equipment sales as a percentage of equipment sales revenues increased for the current year quarter compared to the corresponding prior year quarter due to pricing pressure on new equipment sales.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased $1.5 million compared to the prior year quarter as a result of long-lived asset disposals that reduced the amount of our assets subject to depreciation.

Selling, general and administrative expense

Selling, general and administrative expenses have remained consistent during the current year quarter compared to the corresponding prior year quarter. Increased employee expenses, including salaries, incentives, and equity compensation, of $0.4 million and increased professional fees of $0.5 million were largely offset by $0.8 million of decreases in general expenses such as office, tax, and insurance expenses. Selling, general and administrative expense as a percentage of revenues increased compared to the corresponding prior year period, reflecting the decrease in revenues compared to the corresponding prior year quarter.

Interest expense, net

Interest expense, net, increased compared to the corresponding prior year period due to increased expense associated with the paid in kind distributions that accrue to the holders of the Preferred Units. (See Note C - Series A Convertible Preferred Units for a further discussion of the Preferred Units.) Interest expense, net, during the current and prior year periods also includes $0.9 million and $1.5 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

The Series A Preferred fair value adjustment was $5.5 million during the second quarter of 2017. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged or credited to earnings, as appropriate. As of June 30, 2017, the fair value of the Preferred Units was $77.4 million. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other (income) expense, net

Other (income) expense, net, was $0.1 million of expense during the current year quarter compared to $0.7 million of expense during the corresponding prior year quarter. This decrease in expense is due to $0.8 million of increased foreign currency gains.

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

Despite the pre-tax loss for the three month period ended June 30, 2017, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the three month period ended June 30, 2017 was negative 10.5% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Results of Operations

Six months ended June 30, 2017 compared to six months ended June 30, 2016.

	Six Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In Thousands)
Revenues:
Compression and related services	$100,753	$120,238	$(19,485)	71.5%	76.2%	(16.2)%
Aftermarket services	19,916	18,117	1,799	14.1%	11.5%	9.9%
Equipment and parts sales	20,198	19,426	772	14.3%	12.3%	4.0%
Total revenues	140,866	157,781	(16,915)	100.0%	100.0%	(10.7)%
Cost of revenues:
Cost of compression and related services	57,846	61,565	(3,719)	41.1%	39.0%	(6.0)%
Cost of aftermarket services	16,083	13,897	2,186	11.4%	8.8%	15.7%
Cost of equipment and parts sales	18,717	16,577	2,140	13.3%	10.5%	12.9%
Total cost of revenues	92,646	92,039	607	65.8%	58.3%	0.7%
Depreciation and amortization	34,499	37,194	(2,695)	24.5%	23.6%	(7.2)%
Long-lived asset impairment	—	7,866	(7,866)	—%	5.0%	(100.0)%
Selling, general and administrative expense	16,996	18,413	(1,417)	12.1%	11.7%	(7.7)%
Goodwill impairment	—	92,334	(92,334)	—%	58.5%	(100.0)%
Interest expense, net	20,832	17,672	3,160	14.8%	11.2%	17.9%
Series A Preferred fair value adjustment	(3,663)	—	(3,663)	(2.6)%	—%	100.0%
Other expense, net	103	995	(892)	0.1%	0.6%	(89.6)%
Income (loss) before income taxes	(20,546)	(108,732)	88,186	(14.6)%	(68.9)%	(81.1)%
Provision (benefit) for income taxes	1,419	1,297	122	1.0%	0.8%	9.4%
Net income (loss)	$(21,965)	$(110,029)	$88,064	(15.6)%	(69.7)%	(80.0)%

Revenues

Compression and related services revenues decreased by $19.5 million compared to the corresponding prior year period primarily due to the continued impact of customer price decreases that were implemented during the prior year. Despite increases in oil and natural gas prices compared to the corresponding prior year period, customer pricing continues to be negatively affected and the demand for below-100 horsepower production enhancement compression and related services applications remains challenging. Utilization of our medium-horsepower (101-800 HP) and high-horsepower (over 800 HP) compressor fleet, which is used in natural gas gathering and transmission applications, is increased as of June 30, 2017 compared to the prior year period, and has remained more consistent than our below-100 HP compressor fleet during this extended downturn. We have seen our overall compressor fleet horsepower utilization rates increase for the past three consecutive quarters, and they now exceed the overall utilization rate from the prior year period. As a result of overall improving demand for compression services, we have begun growth capital projects to increase certain horsepower categories of our compressor fleet, while continuing our effort to limit overall growth capital expenditures. Aftermarket services revenues increased $1.8 million compared to the prior year period, reflecting a focus on providing an improved sales coverage on midstream customers, resulting in increased parts and overhaul services sales. We also have seen an increase in quotes and awards for aftermarket projects resulting from the increased utilization of compression equipment.

Equipment sales revenues increased $0.8 million during the current year period compared to the corresponding prior year period, despite continuing customer pricing pressure. This increase is primarily due to a an increased number of customer projects compared to prior year period, particularly projects requiring high-horsepower compressor packages. Our backlog associated with new equipment sales has continued to increase during the first half of 2017, as new equipment sales orders have exceeded the increased equipment sales during the current year period. New equipment sales backlog was $24.0 million as of June 30, 2017 compared to $21.6 million and $25.3 million as of December 31, 2016 and June 30, 2016, respectively, an indication that demand for equipment sales is improving. Much of this new equipment sales backlog is associated with customer gas gathering and pump projects. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The decrease in the cost of compression and related services revenue, compared to the prior year period, was primarily due to the decreases in the associated compression and related services revenues that resulted from the overall market decline compared to the corresponding prior year period, and due to the impact from sales of compressor packages that were previously in service. The cost of compression and related services as a percentage of compression and related services revenues was 57.4% during the current year period, compared to 51.2% from the corresponding prior year period, primarily as a result of decreased revenues caused by customer price decreases.

Cost of equipment sales revenues increased in accordance with the increase in associated revenues. Costs of equipment sales as a percentage of revenues also increased due to decreased pricing on equipment sales for the current year period compared to the corresponding prior year period.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased $2.7 million compared to the prior year period primarily as a result of a decrease in the amortization expense. The amortization expense decrease is a result of certain intangible asset impairment charges incurred during the first quarter of 2016 that reduced the amount of our assets subject to amortization.

Long-lived asset impairments

During the first quarter of 2016, we recorded total long-lived asset impairment charges of $7.9 million reflecting the decreased fair value for certain intangible assets as a result of decreased expected future cash flows to support their carrying value.

Selling, general and administrative expense

Selling, general and administrative expenses decreased during the current year period compared to the corresponding prior year period, largely due to decreased bad debt and other general expenses of $1.1 million. In addition, professional fees decreased by $0.6 million and allocated costs from TETRA pursuant to our Omnibus Agreement decreased by $0.7 million. These decreases were partially offset by increased employee expenses, including salaries, incentives, benefits, and other employee related expenses, of $0.9 million. Selling, general and administrative expense as a percentage of revenues increased compared to the corresponding prior year period, reflecting the decrease in revenues compared to the corresponding prior year period.

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

Interest expense, net

Interest expense,net increased compared to the corresponding prior year period due to increased expense associated with the paid in kind distributions that accrue to the holders of the Preferred Units. The Preferred Units were issued in late 2016. (See Note C - Series A Convertible Preferred Units for a further discussion of the Preferred Units.) Interest expense, net during the current and prior year periods includes $1.7 million and $2.4 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

The Series A Preferred fair value adjustment was $3.7 million during the current year period. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged or credited to earnings. As of June 30, 2017, the fair value of the Preferred Units was $77.4 million. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other expense, net

Other expense, net, was $0.1 million during the current year period, compared to $1.0 million during the corresponding prior year period. This decrease was due to decreased foreign currency translation expense during the current year period compared to the corresponding prior year period.

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

Despite the pre-tax loss for the six months period ended June 30, 2017, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the six months period ended June 30, 2017 was negative 6.9% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments during the three months period ended March 31, 2016.

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

Our cash flows from operating activities decreased for the six months ended June 30, 2017 when compared to the corresponding prior year period by $24.2 million, primarily as a result of the decreased operations revenues and due to working capital needs. Cash flows used in investing activities for the six months ended June 30, 2017 increased $7.7 million when compared to the corresponding prior year period, as capital expenditure activity has increased primarily associated with a system software development project. Cash flows used in financing activities were $15.6 million for the six months ended June 30, 2017 compared to cash flows used in financing activities of $25.3 million in the corresponding prior year period, primarily due to increased debt borrowings during the current year period and due to decreased cash distributions. A summary of our sources and uses of cash during the six month periods ended June 30, 2017 and 2016 is as follows:

	Six Months Ended June 30,
	2017	2016
Operating activities	$11,354	$35,564
Investing activities	(11,445)	(3,785)
Financing activities	(15,576)	(25,293)

We are in compliance with all covenants of our Credit Agreement as of June 30, 2017. We have reviewed our financial forecasts as of August 8, 2017 and for the subsequent twelve month period, which consider the impact of the May 2017 amendment to our Credit Agreement, and the current level of distributions to our common unitholders. Based on this review and the current market conditions as of August 8, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through August 8, 2018. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our operations, funds available under our Credit Agreement, and funds received from the issuance of additional debt and equity securities. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Future growth in our operations, both internationally and in the U.S., may require ongoing significant capital expenditure investment. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2017 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. We have adjusted our expected capital expenditures and anticipate that our estimated total gross capital expenditures (excluding asset disposals and associated proceeds) in 2017 will range from $25.0 million to $30.0 million, including $15.0 million to $20.0 million of estimated maintenance capital expenditures. During the current period of reduced demand for our products and services, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future.

Our capital expenditure program consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compression services fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to increase their capabilities. Expansion capital expenditures generally result in our ability to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor package fleet or support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity and include the maintenance of existing assets and the replacement of obsolete assets. Routine repair and maintenance is charged to expense as incurred. A large portion of our capital expenditures during the current year period is associated with a system software development project designed to improve operating and administrative efficiencies beginning later in 2017 that we believe will allow us to further reduce costs going forward.

On July 21, 2017, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis. Also on July 21, 2017, our General Partner approved the paid-in-kind distribution of 184,360 Preferred Units attributable to the quarter ended June 30, 2017, in accordance with the provisions of our partnership agreement, as amended. These quarterly distributions will be paid on August 14, 2017 to each of the holders of common units and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on August 1, 2017.

Cash Flows

Operating Activities

Net cash from operating activities decreased by $24.2 million during the six month period ended June 30, 2017 to $11.4 million compared to $35.6 million for the corresponding prior year period. Cash provided from operating activities decreased during the first six months of 2017 primarily as a result of decreased operations revenues and due to working capital needs. We continue to monitor the evolving financial condition of many of our customers during this current downturn, balancing the benefits of generating operating cash flows with the risk of exposing our businesses to additional credit risk exposure. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. Although the demand for compression and related services shows signs of improving and the level of new equipment sales backlog as of June 30, 2017 has increased compared to December 31, 2016, we expect revenues and operating cash flows to continue to be decreased compared to pre-2015 periods.

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

Investing Activities

Capital expenditures during the six month period ended June 30, 2017 increased by $7.7 million compared to the corresponding prior year period, primarily reflecting the capital expenditures associated with a system software development project which we believe will allow us to enhance our sales, operations and back office functions to streamline our business practices. The new software system was launched in August 2017 and is expected to enhance customer services and result in lower operating and administrative costs going forward. The overall increase in capital expenditures occurred despite the deferral of a significant amount of fleet expansion and other capital expenditure projects in light of current demand levels. Total capital expenditures, net of disposals and proceeds, during the current year period of $11.5 million include $10.3 million of maintenance capital expenditures and are net of $4.3 million of non-cash cost of compression units sold. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2017 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. During the current period of reduced demand for our products and services, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our common unitholders of record on the applicable record date and to our General Partner. In addition, our partnership agreement, as amended in August 2016, requires that, within 45 days after the end of each quarter, we make a distribution to holders of our Preferred Units of additional paid in kind Preferred Units equal to 2.75% of the Issue Price (11% of $11.43 per Preferred Unit on an annualized basis). During the six month period ended June 30, 2017, we distributed $19.4 million of cash distributions to our common unitholders and General Partner. On July 21, 2017, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. We anticipate that we will utilize the increased funds available as a result of the current reduced level of distributions to reduce the amount of borrowings outstanding and to fund growth capital expenditures in advance of expected increased demand for compression services. Also on July 21, 2017, our General Partner approved the paid-in-kind distribution of 184,360 Preferred Units attributable to the quarter ended June 30, 2017. These distributions will be paid on August 14, 2017 to each of the holders of our common units, and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on August 1, 2017.

Series A Convertible Preferred Units

On August 8, 2016 and September 20, 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our issuance and sale in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total 2016 net proceeds, after deducting certain offering expenses, of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

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

Ratable portions of the Preferred Units have been, and will continue to be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units will convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. On June, 7, 2017, as permitted under the Amended and Restated Partnership Agreement, we elected to defer the monthly conversion of Preferred Units for each of the Conversion Dates during the three month period beginning July 8, 2017. The maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is potentially unlimited; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement. Including the impact of paid in kind distributions of Preferred Units and the conversions of Preferred Units into common units, the total number of Preferred Units outstanding as of June 30, 2017 was 6,488,842.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of June 30, 2017 was $77.4 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the Preferred Units, are non-cash charges or credits associated with the Preferred Units.

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

As of August 8, 2017 we have a balance outstanding under our Credit Agreement of $225.0 million, and $1.9 million letters of credit and performance bonds outstanding, leaving availability under the Credit Agreement of $88.1 million. Availability under the Credit Agreement is subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment as well as subject to compliance with covenants and other provisions in the Credit Agreement that may limit borrowings under the Credit Agreement.

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

Our Credit Agreement, as amended, requires us to maintain (i) a minimum consolidated interest coverage ratio (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.95 to 1 as of March 31, 2017; (b) 6.75 to 1 as of June 30, 2017 and September 30, 2017; (c) 6.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 6.25 to 1 as of June 30, 2018 and September 30, 2018; (e) 6.00 to 1 as of December 31, 2018; and (f) 5.75 to 1 as of March 31, 2019 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 3.25 to 1 as of the end of any fiscal quarter, calculated on a trailing four quarters basis. At June 30, 2017, our consolidated total leverage ratio was 6.12 to 1, our consolidated secured leverage ratio was 2.66 to 1, and our consolidated interest coverage ratio was 2.72 to 1. In addition, our Credit Agreement includes customary covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. In addition, the Credit Agreement requires that, among other conditions, we use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and restricts the amount of our permitted capital expenditures in the ordinary course of business during each fiscal year to $50.0 million in 2017 and 2018, and $75.0 million in 2019.

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the Credit Agreement, exclude the long-term liability for the Preferred Units, among other items, in the determination of total indebtedness.

We are in compliance with all covenants of our Credit Agreement, as amended, as of June 30, 2017. We have reviewed our financial forecasts as of August 8, 2017 and for the subsequent twelve month period, which consider the impact of the Fifth Amendment to our Credit Agreement, and the current level of distributions to our common unitholders. Based on this review and the current market conditions as of August 8, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through August 8, 2018.

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

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below. As of August 8, 2017, $295.9 million in aggregate principal amount of our 7.25% Senior Notes are outstanding.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants of the Indenture as of June 30, 2017.

Off Balance Sheet Arrangements

As of June 30, 2017, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first six months of 2017, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

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

Interest Rate Risk

Through June 30, 2017, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our Form 10-K for the year ended December 31, 2016.

Exchange Rate Risk

As of June 30, 2017, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2017, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
April 1 - April 30, 2017	—	$—	N/A	N/A
May 1 - May 31, 2017	—	—	N/A	N/A
June 1 - June 30, 2017	—	—	N/A	N/A
Total	—		N/A	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

4.1*
Fifth Amendment to Credit Agreement, dated May 5, 2017, by and among CSI Compressco LP, CSI Compressco Sub Inc., the other Loan Parties party thereto, Bank of America, N.A., as administrative agent, as collateral agent, and the lenders party thereto.

10.1
Mutual Termination of Employment Agreement effective August 4, 2017, between CSI Compressco GP Inc. and C. Brad Benge (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

10.2
Mutual Termination of Employment Agreement effective August 4, 2017, between CSI Compressco GP Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

10.3
Mutual Termination of Employment Agreement effective August 4, 2017, between CSI Compressco GP Inc. and Anthony D. Speer (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

10.4
Cash Retention Award Letter from CSI Compressco GP Inc. to Mr. Benge dated May 15, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2017 and 2016; (iii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (iv) Consolidated Statement of Partners’ Capital for the six month period ended June 30, 2017; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	August 8, 2017	By:	/s/Stuart M. Brightman
Stuart M. Brightman, President
Principal Executive Officer

Date:	August 8, 2017	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

4.1*
Fifth Amendment to Credit Agreement, dated May 5, 2017, by and among CSI Compressco LP, CSI Compressco Sub Inc., the other Loan Parties party thereto, Bank of America, N.A., as administrative agent, as collateral agent, and the lenders party thereto.

10.1
Mutual Termination of Employment Agreement effective August 4, 2017, between CSI Compressco GP Inc. and C. Brad Benge (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

10.2
Mutual Termination of Employment Agreement effective August 4, 2017, between CSI Compressco GP Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

10.3
Mutual Termination of Employment Agreement effective August 4, 2017, between CSI Compressco GP Inc. and Anthony D. Speer (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

10.4
Cash Retention Award Letter from CSI Compressco GP Inc. to Mr. Benge dated May 15, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2017 and 2016; (iii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (iv) Consolidated Statement of Partners’ Capital for the six month period ended June 30, 2017; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2017.