Form 10-K
period 2017-12-31
CSI Compressco LP
filed 2018-03-02
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY, OR AN EMERGING GROWTH COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” “SMALLER REPORTING COMPANY”AND "EMERGING GROWTH COMPANY" IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER [ ]	ACCELERATED FILER [ X ]	NON-ACCELERATED FILER [ ]	SMALLER REPORTING COMPANY [ ]
EMERGING GROWTH COMPANY [ ]
IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOT TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECTION 13(A) OF THE EXCHANGE ACT [ ]
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]

THE AGGREGATE MARKET VALUE OF COMMON UNITS HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $98,683,993 AS OF JUNE 30, 2017, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
THE NUMBER OF COMMON UNITS OUTSTANDING AS OF February 28, 2018 WAS 37,618,734 UNITS.
DOCUMENTS INCORPORATED BY REFERENCE- NONE

(i)

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” and information based on our beliefs and those of our general partner. Forward-looking statements in this annual report are identifiable by the use of the following words, the negative of such words, and other similar words: “anticipates”, “assumes”, “believes”, “budgets”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “intends”, “may”, “might”, “plans”, “predicts”, “projects”, “schedules”, “seeks”, “should, “targets”, “will” and “would”.

Such forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable but such forward-looking statements are subject to numerous risks, and uncertainties, including, but not limited to:

•	economic and operating conditions that are outside of our control, including the supply, demand, and prices of crude oil and natural gas;

•	our ability to continue to make cash distributions at the current quarterly rate after the establishment of reserves, payment of debt service and other contractual obligations;

•	our ability to comply with the financial covenants in our credit agreement and the indenture for our senior notes and the consequences of any failure to comply with such financial covenants;

•	our existing debt levels and our flexibility to obtain additional financing;

•	our dependence upon a limited number of customers and the activity levels of our customers;

•	the levels of competition we encounter;

•	our ability to replace our contracts with customers, which are generally short-term contracts;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to acquisitions and our growth strategy;

•	the availability of adequate sources of capital to us;

•	our operational performance;

•	risks related to our foreign operations;

•	information technology risks including the risk from cyberattack;

•	the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies, and

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

We are a Delaware limited partnership formed in October 2008. Our corporate headquarters are located at 24955 Interstate 45 North, The Woodlands, Texas, 77380. Our phone number is 281-364-2244, and our website is accessed at www.csicompressco.com. Our common units are traded on the NASDAQ Exchange under the symbol “CCLP.”

Our Corporate Governance Guidelines, Code of Conduct, Financial Code of Ethics, and Audit Committee Charter, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are all available, free of charge, on our website at www.csicompressco.com as soon as practicable after we file the reports with the SEC. Information contained on or connected to our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings with the SEC. The documents referenced above are available in print at no cost to any unitholder who requests them from our Corporate Secretary.

About CSI Compressco LP

We are a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We sell standard and custom-designed compressor packages and oilfield fluid pump systems, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States, as well as in a number of foreign countries, including Mexico, Canada, and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services and that we sell to customers.

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

Our long-term growth strategy includes expanding our existing businesses - through internal growth and acquisitions - both in the U.S. and in select foreign countries.

Our operations are organized into a single business segment. See "Note L - Segments" in the Notes to Consolidated Financial Statements in this Annual Report for further information. For financial information regarding our revenues and total assets, see "Note M – Geographic Information" contained in the Notes to Consolidated Financial Statements in this Annual Report.

Certain of our domestic services are performed by our wholly owned subsidiary CSI Compressco Operating LLC, a Delaware limited liability company (our “Operating LLC”), pursuant to contracts that our legal counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), or “qualifying income.” We do not pay U.S. federal income taxes on the portion of our business conducted by Operating LLC. CSI Compressco Sub Inc. and Compressor Systems, Inc. ("CSI"), which are also wholly owned subsidiaries of ours, conduct substantially all of our operations that our legal counsel has not concluded generate qualifying income, and pay U.S. federal income tax with respect to such operations. We strive to ensure that all new domestic compression contracts are entered into by our Operating LLC and generate qualifying income. We also pay state and local income taxes in certain states, and we incur income taxes related to our foreign operations.

Through TETRA’s wholly owned subsidiary and our general partner, CSI Compressco GP Inc., TETRA manages and controls us. We rely on our general partner’s board of directors and executive officers to manage our operations and make decisions on our behalf. Our general partner is an indirect, wholly owned subsidiary of TETRA. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner or its directors. All of our general partner’s directors are elected by TETRA. Our general partner does not receive any management fee in connection with its management of our business. However, our general partner is reimbursed for certain indirect and direct expenses, including compensation expenses, incurred on our behalf. In addition, our general partner receives distributions based on its limited and general partner interests and incentive distribution rights. As of December 31, 2017, common units held by the public represent approximately a 60% ownership interest in us.

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

Compression Services

We utilize our fleet of compressor packages to provide a variety of compression services to our customers to meet their specific requirements. Our fleet includes approximately 5,800 compressor packages that provide approximately 1.1 million in aggregate horsepower, employing a wide spectrum of low-, medium-, and high-horsepower engines. We fabricate our compressor packages primarily at our fabrication facility in Midland, Texas. The horsepower of our natural gas compressor package fleet as of December 31, 2017 is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Aggregate Horsepower

0 - 100	3,842	180,156	16.7%
101 - 800	1,590	444,520	41.1%
Over 800	341	457,243	42.3%
Total	5,773	1,081,919	100.0%

Low-Horsepower (0-100 Horsepower) Compression Services. Our natural gas powered, low-horsepower compressor packages include our GasJack® compressor packages that are relatively compact and easy to transport to our customer’s well site. We utilize our electric powered, low-horsepower VJack™ compressor packages to provide production enhancement services on wells where electric power is available. Our low-horsepower packages allow us to perform wellhead compression, fluids separation, and optional gas metering services all from one skid, thereby providing services that otherwise would generally require the use of multiple, more costly pieces of equipment. We utilize our low-horsepower compressor packages to provide production enhancement for dry gas wells and liquid-loaded gas wells and backside auto injection systems (“BAIS”). BAIS monitors tubing pressure to redirect gas flow into the casing annulus as needed to help gas wells unload liquids that hinder production. We also utilize our low-horsepower compressor packages to collect hydrocarbon vapors that are a by-product of oil production and storage (“vapor recovery”) and to reduce casing pressure of pumping oil wells to enhance oil production (“casing gas systems”).

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

Compression Services Contract Terms. Our compression services are primarily performed under service contracts using our low-, medium-, and high-horsepower compressor packages. A significant portion of these compression services are provided under services contracts that our legal counsel has concluded will generate qualifying income that is not subject to U.S. federal income taxes. Under these services contracts, we are responsible for providing our services in accordance with the particular specifications of a job. As owner and operator, we are responsible for operating and maintaining the equipment we utilize to provide our services. Our low horsepower compression service contracts typically have an initial term of one month and, unless terminated by us or our customers with 30-days' notice, continue on a month-to-month basis thereafter. Our medium and high horsepower compression service contracts typically have an initial term of twelve months but can also range from six months to twenty-four month initial terms as well. After the initial terms on our medium and high horsepower compression service contracts, typically customers will continue on a month-to-month basis or renew for additional extensions. We charge our customers a fixed monthly fee for the services provided under the services contracts. If the level of services we provide falls below certain contractually specified percentages, other than as a result of factors beyond our control, our customers are generally entitled to request limited credits against our service fees. To date, these credits have been insignificant as a percentage of revenue. A portion of our compression service business is not conducted under service contracts, but rather are rental contracts that are similar in substance to our service contracts.

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

Equipment and Parts Sales

We fabricate and sell natural gas compressor packages for various applications, including: gas gathering, gas lift, carbon dioxide injection, wellhead compression, gas storage, refrigeration plant compression, gas processing, pressure maintenance, pipeline transmission, vapor recovery, pipeline station optimization, gas transmission, fuel gas boosters, and coal bed methane systems.

We also fabricate and sell oilfield fluid pump systems through our wholly owned Pump Systems International, Inc. (“PSI”) subsidiary. The pump systems are fabricated at our facility in Midland, Texas or by third-party fabricators and they are sold primarily in South American, Asian and Middle Eastern markets.

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

Compressor Package Fabrication Facilities and Sources of Raw Materials

At our fabrication facility in Midland, Texas, we design, engineer, and fabricate a wide spectrum of natural gas reciprocating and rotary screw compressor packages up to 8,000 horsepower, including both standard field compression equipment meeting industry standards and specialty engineered compression equipment designed for unique customer specifications. We internally fabricate skids, pressure vessels built to American Society of Mechanical Engineers code, and piping systems and integrate them with engines, compressors, and other components obtained from third-party suppliers. The compressor packages are used in our services business and they are sold to major and independent oil and natural gas exploration and production companies as well as midstream processing and transmission companies. We design, engineer, fabricate and market high-quality gas compressor packages that have a superior reputation in the industry as indicated by occasional sales to competitive fleets and to end users who have their own compressor package fabrication capabilities.

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

Market Overview and Competition

Our operations are significantly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international markets in which we operate. Beginning in 2014 and continuing throughout most of 2016, reduced prices of natural gas and oil led to declines in our customers' capital expenditure levels in the domestic and international markets in which we operate. The decline in activity in the natural gas and oil exploration and production industry resulted in reduced demand for our products and services compared to early

2014 levels. With the increase in oil and gas pricing that began in the second half of 2016 and has continued in 2017 and early 2018, we are seeing strong indicators of improving demand for our products and services.

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

 Our service contracts are generally terminable upon thirty days’ notice after the primary term has expired. Although we enter into short-term contracts, many of our largest customers have been with us for over five years. Our most significant customer for the year ended December 31, 2017 was ConocoPhillips, which accounted for approximately 11% of our consolidated revenues for the year. Other major customers include, BP America, PDC Energy, Cimarex Energy, Southwestern Energy, Anadarko, XTO Energy, and Targa Resources, none of which individually accounted for more than 10% of our consolidated revenues for the year ended December 31, 2017. The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

Competition

The natural gas compression services and compressor package fabrication and sale businesses are highly competitive. We experience competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities, and adopt more aggressive pricing policies. Primary competition for our low-horsepower compression services business comes from smaller local and regional companies that utilize packages consisting of a screw or reciprocating compressor with a separate engine driver. These local and regional competitors tend to compete with us on the basis of price, as opposed to our focus on providing production enhancement value to the customer. Competition for our mid- and high-horsepower compression services business comes primarily from large national and multinational companies that may have greater financial resources than ours. Such competitors include ArchRock, AXIP Energy Services, CDM Resource Management, Exterran, J-W Power, and USA Compression. Our competition in the standard compressor package fabrication and sale markets includes several large companies and a large number of small, regional fabricators, including some of those who we compete with for compression services, as well as AG Equipment Company, Enerflex, SEC Energy Products & Services, and others. Our competition in the custom-designed market usually consists of larger companies with the ability to provide integrated projects and product support after the sale, including some of the competitors noted above. The ability to fabricate these large custom-designed packages at our facilities near the point of end-use of many customers is often a competitive advantage.

Many of our compression services competitors compete on the basis of price. We believe our pricing has proven to be competitive because of the significant increases in the value that results from use of our services, our customer service, trained field personnel, and the quality of the compressor packages we use to provide our services.

Other Business Matters

Marketing

We utilize various marketing strategies to promote our services and compressor package and pump system products. Our account managers attempt to build close working relationships with our existing and potential customers to educate them about our services and products by scheduling personal visits, hosting and attending tradeshows and conferences, and participating in industry organizations. We sponsor and make presentations at industry events that are targeted to production managers, compression specialists and other decision makers. Our marketing representatives also use these marketing opportunities to promote our value-added service initiatives, such as the use of our proprietary satellite telemetry-based system, our wellsite optimization program and our call center.

Backlog

Our equipment and parts sales business consists of the fabrication and sale of standard compressor packages, custom-designed compressor packages, and pump systems. Our custom-designed packages are typically greater in size and complexity than standard fabrication packages, requiring more labor, materials, and overhead resources. This business requires diligent planning of those resources and project and backlog management in order to meet the customer's desired delivery dates and performance criteria, and achieve fabrication efficiencies. As of December 31, 2017, our equipment sales backlog was $47.5 million, compared to $21.6 million as of December 31, 2016, most of which is expected to be recognized in the year ended December 31, 2018, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. In addition, subsequent to December 31, 2017, we received an order from a single customer for approximately $66.7 million of new compressor equipment, the largest single order in our history, and as a result our new equipment sales backlog has increased to approximately $116.8 million. This backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. This backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

Employees

As of December 31, 2017, our general partner and certain of our subsidiaries had approximately 635 full-time employees who provide services to conduct our operations. Our general partner’s U.S. employees and our employees in Canada are not subject to collective bargaining agreements. Under our Omnibus Agreement with TETRA, certain employees of TETRA and its affiliates also provide services to our general partner, us and our subsidiaries, and we reimburse TETRA for these services. Our employees in Argentina and Mexico are subject to a collective bargaining agreement. The employees of TETRA who provide services to us in Argentina and Mexico are subject to numerous collective labor agreements. We believe that the various employers of these employees have good relations with these employees and we have not experienced work stoppages in the past.

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

CERCLA and comparable state laws and regulations impose strict, joint, and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of such hazardous substances released at a site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.

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

Related Party Agreements

Under our Omnibus Agreement with TETRA, our general partner provides all personnel and services reasonably necessary to manage our operations and conduct our business other than in Mexico and Argentina and certain of TETRA’s Latin American subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American business. In addition, under the Omnibus Agreement, TETRA provides corporate and general and administrative services requested by our general partner including certain legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Pursuant to the Omnibus Agreement, we reimburse our general partner and TETRA and its subsidiaries for services they provide to us. At various times, we and TETRA have agreed that our reimbursement for corporate general and administrative services performed by TETRA would be paid using common units rather than cash. We may sometimes refer herein to the personnel of our general partner and TETRA and its subsidiaries who provide services for the conduct of our business as “our personnel” or other similar references.

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

Under the Omnibus Agreement, we or TETRA may, but neither of us is under any obligation to, sell, lease, or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired, in such amounts, upon such conditions, and for such periods of time, as may be mutually agreed upon by TETRA and our general partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our general partner. In addition, TETRA may purchase newly fabricated equipment from us at a negotiated price provided that such price may not be less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof, unless otherwise approved by the conflicts committee of our general partner’s board of directors.

The Omnibus Agreement, as amended in June 2014 to extend its term, will terminate (other than the indemnification obligations contained therein) upon the earlier to occur of a change of control of the general partner or TETRA or upon any party providing at least 180 days' prior written notice of termination.

In addition to the Omnibus Agreement, we have entered into other operational agreements with TETRA. For a more comprehensive discussion of the Omnibus Agreement and other agreements we have entered into with TETRA, please see “Item 13 - Certain Relationships and Related Transactions, and Director Independence.”

Item 1A. Risk Factors.

Certain Business Risks

Although it is not possible to identify all of the risks we encounter, we have identified the following significant risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecasted, or estimated by us in this Annual Report.

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
The reduction in natural gas and oil prices that began in 2014 and continued through 2015 and 2016 resulted in declining demand for certain of our products and services compared to 2014 levels, which reduced our cash available for distribution. In April 2017, our general partner announced a reduction of approximately 50% in the level of cash distributions on our common units beginning with the quarter ended March 31, 2017. U.S. natural gas prices during 2017 have been fairly consistent, as Henry Hub prices hovered close to $3.00 per million British thermal units ("MMBtu") during most of the year. However, during 2017 prices were much more volatile, including the lowest in nearly 20 years, with Henry Hub prices ranging from a low of $1.49 per million British thermal units (“MMBtu”) in March 2016 to a high of $3.80 per MMBtu in December 2016. The Henry Hub price for natural gas as of February 26, 2018 was $2.44 per MMBtu. Although crude oil prices were also volatile early in 2016, with West Texas Intermediate oil prices ranging from a nearly 13-year low of $26.19 per barrel in February 2016 to a high of $54.01 per barrel in December 2016, prices steadily increased to their strongest level in over two years during 2017 and early 2018. As a result, the sector is regaining a sense of optimism, however if oil and natural gas prices in 2018 decline, this may further negatively affect the operating cash flows and exploration and development activities and plans of many of our customers and continue to have a negative impact on the demand for our compression products and services.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to our common unitholders at the current quarterly distribution rate.

Under the terms of our partnership agreement, the amount of cash otherwise available for distribution is reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements, and future cash distributions to our common unitholders. Demand for our products and services by our customers increased during 2017, and certain wage reductions and workweek reductions implemented during 2016 were reinstated during 2017. However, we continue to review operating and capital expenditure cost levels in order to optimize our levels of cash available for distributions. On January 22, 2018, our general partner declared a cash distribution attributable to the quarter ended December 31, 2017, of $0.1875 per outstanding common unit, consistent with the prior quarter. In order to make cash distributions at this current distribution rate of $0.1875 per common unit per quarter, or $0.75 per common unit per year, we will require available cash of approximately $7.3 million per quarter, or $29.2 million per year, based on the number of common units outstanding as of March 1, 2018. As a result of the issuance of the Preferred Units during 2016, and as Preferred Units continue to convert into common units, more distributable cash will be required to maintain the current distribution rate per common unit. We may not have sufficient available cash each quarter to enable us to make cash distributions at the current quarterly distribution rate under our cash distribution policy, or any distribution at all. The amount of cash we can distribute to our common unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter-to-quarter based on, among other things, the risks described in this section.

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

Our Credit Agreement provides us with an asset-based revolving credit facility with a borrowing capacity of up to $315 million, subject to borrowing base requirements (as amended, the “Credit Agreement”). As of December 31, 2017, our consolidated balance sheet includes $512.2 million carrying value of long-term debt consisting of (i) $224.0 million carrying value under the Credit Agreement and (ii) $288.2 million carrying value of 7.25% Senior Notes issued pursuant to an Indenture dated as of August 4, 2014 with U.S. Bank National Association, as trustee (the "Indenture"). Debt service costs related to our outstanding long-term debt represents a significant use of our operating cash flow and could increase our vulnerability to general adverse economic and industry conditions. Payment of our debt service obligations reduces cash available for distribution to our common unitholders. Any breach of, or our inability to borrow under, our Credit Agreement, could impact our ability to fund distributions (if we elected to do so), among other adverse impacts.

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

We are in compliance with all covenants of our Credit Agreement as of December 31, 2017. Our continuing ability to comply with covenants depends largely upon our ability to generate adequate cash flow. We have reviewed our financial forecasts as of March 1, 2018 which considers the recent amendments to our Credit Agreement. Based on this review and the current market conditions as of March 1, 2018, we believe that we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our Credit Agreement debt covenants through March 1, 2019. However, there can be no assurance that we will remain in compliance with one or more of our covenants of our Credit Agreement in the future.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2017, we had approximately $224.0 million outstanding under our Credit Agreement and $295.9 million aggregate principal amount outstanding under our 7.25% Senior Notes. As of February 28, 2018, the amount outstanding under our Credit Agreement had increased to approximately $245.0 million out of a maximum borrowing capacity of $315.0 million under our Credit Agreement.

Increases in our indebtedness increase our total interest expense, which in turn reduces our cash available for distribution. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we may be forced to consider taking actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to take any of these courses of action.

The loss of any of our most significant customers would result in a decline in our revenue and cash available to pay distributions to our common unitholders.

Our five most significant customers collectively accounted for approximately 28.9% of our 2017 revenues. Our services and products are provided to these customers pursuant to equipment sales or short-term contract compression services agreements, many of which are cancellable with 30-days' notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

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

Our Credit Agreement provides for floating rate borrowings that bear interest at an agreed upon percentage rate spread above LIBOR or a base rate. As of February 28, 2018, we had approximately $245.0 million of borrowings outstanding, including $8.5 million of letters of credit and performance bonds. Accordingly, our cash flows and results of operations are subject to interest rate risk exposure associated with the level of variable rate borrowings outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase (even if the amount borrowed remained the same). A 1.0% increase in interest rates on the borrowings outstanding under our Credit Agreement would cost us approximately $2.3 million in additional annual interest expense.

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

A significant portion of our revenues is derived from the sales of compressor packages and pump systems. During 2017, we reported revenues of $49.5 million from the sale of compressor packages. As of December 31, 2017, we had a compressor package and pump system sales order backlog of $47.5 million, which compared to $21.6 million as of December 31, 2016. Demand to purchase our compressor packages and pump systems is also affected by numerous factors, including the prices of natural gas and oil and the level of capital spending by our customers. A change in our business strategy or any of these factors could cause cash flows from the sale of compressor packages and pump systems to decrease.

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

We distribute to our common unitholders all of our available cash after paying expenses and establishing desired reserves. As of December 31, 2017, our total cash balance was $7.6 million. If our cash balances are insufficient to fund future growth opportunities, we plan to rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund such growth. To the extent we are unable to efficiently finance growth externally, our cash distribution policy will significantly impair our ability to grow. To the extent we issue additional partnership units in connection with our growth, the payment of distributions on those additional partnership units may increase the risk that we will be unable to maintain or increase our per-unit distribution. There are no limitations in our partnership agreement or our Credit Agreement on our ability to issue additional common units.

We may be unable to grow successfully through future acquisitions and we may not be able to achieve the expected benefits of and integrate the businesses we do acquire effectively, which may impact our operations and limit our ability to increase distributions to our common unitholders.

From time to time, we may choose to make business acquisitions to pursue market opportunities, increase our existing capabilities, and expand into new areas of operations. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. If oil and natural gas prices worsen or do not improve, we may not achieve all of the expected benefits of or be successful in fully integrating any future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of attention from our general partner’s personnel. Even if we are successful in fully integrating any future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expect from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making acquisitions or causing us to refrain from making acquisitions. Our inability to make acquisitions or to achieve the expected results of and integrate successfully future acquisitions into our existing operations may impact our operations and limit our ability to increase distributions to our common unitholders.

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

As a result of our operations in Argentina, consolidated revenues and operating cash flow generated in Argentina have increased over the past three years. As of December 31, 2017, approximately $53,000 of our consolidated cash balance is located in bank accounts in Argentina, and the process of repatriating this cash to the U.S. is subject to increasingly complex regulations. There can be no assurances that our growing Argentinian operations will not expose us to the loss of liquidity, foreign exchange losses, and other potential financial impacts.

Our ability to manage and grow our business effectively and provide quality services to our customers may be adversely affected if our general partner loses its management or is unable to retain trained personnel.

We rely primarily on the executive officers and other senior management of our general partner to manage our operations and make decisions on our behalf. Our ability to provide quality compression services depends upon our general partner’s ability to hire, train, and retain an adequate number of trained personnel. The departure of any of our general partner’s executive officers or other senior management could have a significant negative effect on our business, operating results, financial condition, and our ability to compete effectively in the marketplace. We operate in an industry characterized by highly competitive labor markets, and, similar to many of our competitors, we have experienced high employee turnover in certain regions. It is possible that our labor expenses could increase if there is a shortage in the supply of skilled regional service supervisors and other service professionals. Our general partner may be unable to maintain an adequate skilled labor force necessary for us to operate efficiently and to support our growth strategy. Failure to do so could impair our ability to operate efficiently and to retain current customers and attract prospective customers, which could cause our business to suffer materially. Additionally, increases in labor expenses may have an adverse impact on our operating results and may reduce the amount of cash available for distribution to our common unitholders.

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

Because we have operations in Mexico, Canada and Argentina, and in certain other foreign countries, a portion of our business is conducted in foreign currencies. As a result, we are exposed to currency exchange rate fluctuations that could have an adverse effect on our results of operations. If a foreign currency weakened significantly, we would be required to convert more of that foreign currency to U.S. dollars to satisfy our obligations, which would cause us to have less cash available for distribution. A significant strengthening of the U.S. dollar could result in an increase in our financing expenses and could materially affect our financial results under U.S. generally accepted accounting principles ("GAAP"). Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. Most of our billings under the contracts with PEMEX and other clients in Mexico are in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos. In addition, future contract awards with PEMEX may require us to bill a larger portion of our revenues in Mexican pesos, which would expose us to additional foreign currency exchange rate risks.

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

In years subsequent to 2014, including early 2017, lower oil and natural gas commodity prices resulted in a decreased demand for certain of our products and services. Demand for compression services and for sales of compressor equipment decreased significantly, although recently we are seeing signs of increased demand, particularly for mid- and high-horsepower compression services and equipment. Decreased commodity prices had, and may continue to have, a negative impact on oil and gas drilling and capital expenditure activity, which affects the demand for a portion of our products and services. During 2015 and 2016, primarily as a result of the significant decreases in oil and natural gas prices during these periods, we recorded certain consolidated long-lived asset impairments, including goodwill impairments, of approximately $253.8 million. Further changes in the economic environment could result in decreased demand for our products and services, which could impact the expected utilization rates of our compressor package fleet. Under generally accepted accounting principles, we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings.

Anticipated benefits from our system software development project may not be fully realizable.

During 2016, we initiated a system software development project designed to improve operating and administrative efficiencies and allow us to further reduce costs. The new software system was launched in August 2017 and is intended to align the administrative and operations systems of our entire organization and is designed to integrate the operations of CSI with our existing system environment. The total cost of this software system development project was $12.6 million. There is a risk that this software development project will not accomplish all of its desired efficiencies due to software limitations, operational complexities, cost and timing constraints, and other factors.

We are exposed to significant credit risks.

We face credit risk associated with the significant amounts of accounts receivable we have with our customers in the energy industry. Many of our customers, particularly those associated with our low-horsepower compression service operations, are small- to medium-sized oil and gas operators that may be more susceptible to fluctuating oil and gas commodity prices or generally increased operating expenses than larger companies. Our customers' ability to pay is impacted by a decreased oil and natural gas price environment.

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

The U.S. Environmental Protection Agency (the “EPA”) has adopted regulations under the Clean Air Act to control emissions of hazardous air pollutants from reciprocal internal combustion engines and more recently the EPA adopted regulations that establish air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including New Source Performance Standards as well as emission standards to address hazardous air pollutants. Certain CSI compressors are subject to these new requirements and additional control equipment and maintenance operations are required. While we do not believe that compliance with current regulatory requirements will have a material adverse effect on the business, additional regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs.

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

The EPA has determined that greenhouse gases ("GHGs") present an endangerment to public health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act ("CAA"). Such EPA rules regulate GHG emissions under the CAA and require a reduction in emissions of GHGs from motor vehicles and from certain large stationary sources. The EPA rules also require so-called “green” completions at hydraulically fractured natural gas wells beginning in 2015. In addition, the EPA requires the annual reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, as well as from certain oil and gas production facilities.

In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the Paris Agreement. However, in June 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or a separate agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. To the extent that the United States and other countries implement the Paris Agreement or impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business.

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

Regulatory initiatives related to hydraulic fracturing in the countries where we and our customers operate could result in operating restrictions or delays in the completion of oil and gas wells that may reduce demand for our services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from dense subsurface rock formations. The process involves the injection of water, sand or other proppants and chemical additives under pressure into targeted geological formations to fracture the surrounding rock and stimulate production.

Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA asserted regulatory authority pursuant to the federal Safe Drinking Water Act (“SDWA”) Underground Injection Control (“UIC”) program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; published final rules under the federal CAA in 2012 and published additional final regulations in June 2016 governing methane and volatile organic compound (“VOC”) performance standards, including standards for the capture of air emissions released during for the oil and natural gas hydraulic fracturing industry; published in June 2016 an effluent limitations guidelines final rule prohibiting the discharge of waste water from shale natural-gas extraction operations before discharging to a treatment plant; and in 2014 published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the U.S. Bureau of Land Management ("BLM") published a final rule in March 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule, the BLM appealed the decision to the U.S. Circuit Court of Appeals for the Tenth Circuit in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court, but, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule. That decision was appealed by the BLM to the U.S. Circuit Court of Appeals for the Tenth Circuit in 2016, but, in March 2017, the BLM filed a request with the Tenth Circuit to put the appeal on hold pending rescission of the 2015 final rule.

The U.S. Congress (“Congress”) has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Texas, Oklahoma and New Mexico, where the drilling program is expected to operate, have adopted, and other states are considering adopting legal requirements that could impose new or more stringent permitting, public disclosure, or well construction requirements on hydraulic fracturing activities. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the drilling program operates, including, for example, on federal and American Indian lands, the partnership could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. “Water cycle” describes the use of water in hydraulic fracturing, from water withdrawals to the making of hydraulic fracturing fluids, through the mixing and injection of hydraulic fracturing fluids in oil and natural gas production wells, to the collection and disposal or reuse of produced water.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs for our customers in the production of oil and gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of additional regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our services and increased compliance costs and time, which could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Regulatory initiatives relating to the protection of endangered or threatened species in the United States, in other countries where we operate, could have an adverse impact on our and our customers’ ability to expand operations.

In the United States, the Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”). To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our customers operate, both our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs.
The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our customers’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. In addition, as a result of a settlement approved by the United States for the District of Columbia in 2011, the U.S. Fish and Wildlife Service is required to make a determination of listing of numerous species as endangered or threatened under the Endangered Species Act prior to the completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where we or our customers might conduct operations could result in limitations or prohibitions on our operations and could adversely impact our business.

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

Our partnership agreement does not limit the number of additional partnership common units that we may issue at any time without the approval of our common unitholders. In addition, subject to the provisions of the Series A Preferred Unit Purchase Agreements, we may issue an unlimited number of partnership units that are senior to the common units in right of distribution, liquidation, or voting. On August 8, 2016, we issued an aggregate of 4,374,454 of the Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of $49.8 million. Additionally, on September 20, 2016, we issued an aggregate of 2,624,672 of Preferred Units for a cash purchase price of $11.43 per Preferred Unit, resulting in total net proceeds, after deducting certain offering expenses, of $29.0 million.

Pursuant to the Series A Convertible Unit Purchase Agreement dated August 8, 2016, our general partner executed the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a class of equity security that ranks senior to all classes or series of our equity securities with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) receive quarterly distributions in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments, including adjustments related to any future issuances of common units below a set price, and any quarterly distributions on our common units in excess of $0.3775 per common unit. In the event we fail to pay in full any quarterly distribution in additional Preferred Units, then until such failure is cured we are prohibited from making any distributions on our common units. Beginning on March 8, 2017 and on the first Trading Day (as defined in the Amended and Restated Partnership Agreement) of each calendar month thereafter for a total of thirty months (each, a “Conversion Date”), the Preferred Units convert into common units representing limited partner interests in the partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining. On June 7, 2017, as permitted under the Amended and Restated Partnership Agreement, we elected to defer the monthly conversion of Preferred Units for each of the Conversion Dates during the three month period beginning July 2017. As a result, no Preferred Units were converted into common units during the three month period ended September 30, 2017, and future monthly conversions were increased beginning in October 2017. During 2017, conversions of the Preferred Units resulted in the issuance of 3.7 million common units. We anticipate that the number of common units that will be issued upon conversions of the Preferred Units during 2018 will increase, as monthly conversions are expected during the full year of 2018 and due to the three month deferral of conversions during 2017. We may, at our option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement.

The issuance by us of the Preferred Units, and the common units issued upon conversion thereof, will have the following effects:

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

On January 22, 2018, our general partner declared a cash distribution attributable to the quarter ended December 31, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis. This cash distribution was paid on February 14, 2018 to all common unitholders of record as of the close of business on February 1, 2018. The amount of quarterly distributions is determined based on a variety of factors, including our estimates of cash needs to fund our future operating, investing, and debt service requirements. Our estimates of these future cash requirements are used in the determination of available cash, as defined in our Partnership Agreement. We will continue to monitor the uncertain levels of cash flows from operating activities and the levels of cash flows from investing activities necessary to maintain our equipment fleet, and use these estimates in the determination of the levels of our future quarterly distributions. There can be no assurance that our quarterly distributions will increase from this reduced amount per common unit, or that there will not be further decreases in the amount of distributions in the future.

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

Our common unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66.7% of all outstanding common units is required to remove our general partner. As of March 1, 2018, our general partner and its affiliates, owns 40% of our aggregate outstanding common units.

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

If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of March 1, 2018, our general partner and its affiliates own an aggregate of 40% of our common units.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of TETRA). As of March 1, 2018, our general partner and its affiliates own an aggregate of 40% of our common units.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on all of our taxable income at the corporate tax rate, which is currently a maximum of 35%, decreasing to 21% beginning in 2018, and would likely pay additional state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of the U.S. Congress have proposed and considered substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we relay for our treatment as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for

U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar of future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the "Final Regulations") were published in the Federal Register. The Final Regulations are effective s of January 19, 2017, and apply to taxable yes beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

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

Approximately 10.2% of our consolidated revenues for the year ended December 31, 2017, was generated in non-U.S. jurisdictions, primarily Mexico, Canada, and Argentina. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional taxes being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated taxes being imposed in jurisdictions in which we are organized or from which we receive income and further reducing the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

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

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under these new rules, unless we are eligible to (and do) elect to issue revised information statements to our partners with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.

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

A substantial portion of the amount realized from a unitholder’s sale of our units, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. If this limitation were to apply with respect to a taxable year, it could result in an increase in the taxable income allocable to a unitholder for such taxable year without any corresponding increase in the cash available for distribution to such unitholder.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trades or businesses (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.

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

Taxable income from our non-U.S. businesses is not eligible for the 20% deduction for qualified publicly traded partnership income.

Pursuant to the Tax Cuts and Jobs Acts, a unitholder is generally allowed a deduction equal to 20% of our “qualified publicly traded partnership income” that is allocated to such unitholder. For purposes of the deduction, the term qualified publicly traded partnership income includes the net amount of such unitholder’s allocable share of our income that is effectively connected to our U.S. trade or business activities. Because our non-U.S. business operations earn income that is not effectively connected with a U.S. trade or business, unitholders may not apply the 20% deduction for qualified publicly traded partnership income to that portion of our income.

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

Unitholders may be subject to tax in one or more non-U.S. jurisdictions, including Canada, Mexico, Argentina, and Australia, as a result of owning our common units if, under the laws of any such country, we are considered to be carrying on business there. If unitholders are subject to tax in any such country, they may be required to file a tax return with, and pay taxes to, that country based on their allocable share of our income. We may be required to reduce distributions to unitholders on account of any withholding obligations imposed upon us by that country in respect of such allocation to the unitholders. In addition, the United States may not allow a tax credit for any foreign income taxes that unitholders directly or indirectly incur.

The recently passed comprehensive U.S. federal tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), which significantly reforms the Code. The Act, among other things, contains significant changes to business taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, limitation of the deduction for certain net operating losses to 80% of current year taxable income, an indefinite carryforward of certain net operating losses, immediate deductions for certain new investments instead of deductions for depreciation expense over time, a “transition” tax with respect to certain non-U.S. earnings, other additional new taxes with respect to non-U.S. earnings and payments made or accrued to non-U.S. entities, and the modification or repeal of many business deductions and credits. We continue to examine the impact of the Act, and as its overall impact is uncertain, we note that the Act could adversely affect our business and financial condition

It is the responsibility of each unitholder to file all U.S. federal, state, and local tax returns and non-U.S. tax returns.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2017, we owned a fabrication facility in Midland, Texas, a facility in Oklahoma City, Oklahoma, and additional service facilities in North Dakota, Oklahoma, Texas, and Utah. We lease 37 additional service facilities in Alabama, California, Colorado, Louisiana, New Mexico, Ohio, Oklahoma, Texas, Wyoming, and foreign locations in Argentina, Canada, and Mexico. We lease a number of storage facilities located across the geographic markets we serve. We utilize TETRA’s facilities in Texas as our headquarters office. Our primary assets include our fleet of compression and other equipment. See "Item 1 Business - Compression Services," for a discussion and description of our compressor fleet. All obligations under our bank revolving credit facility are secured by a first-lien security interest in substantially all of our assets, including our equipment fleet and our fabrication facilities in Midland, Texas and Oklahoma City, Oklahoma, but excluding other real property assets.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Price Range of Common Units and Cash Distributions

Our common units are traded on the NASDAQ Global Market ("NASDAQ") under the symbol “CCLP.” As of March 1, 2018, there were 35 holders of record of the common units. The following table sets forth the high and low sale prices of the common units and cash distributions to common unitholders for each calendar quarter during the two years ended December 31, 2017, as reported by the NASDAQ.

	High	Low	Cash Distribution per Common Unit(1)
2016
First Quarter	$11.81	$3.74	$0.3775
Second Quarter	10.00	5.17	0.3775
Third Quarter	10.84	7.39	0.3775
Fourth Quarter	11.66	8.63	0.3775
2017
First Quarter	$13.54	$8.52	$0.1875
Second Quarter	10.15	4.12	0.1875
Third Quarter	5.52	4.19	0.1875
Fourth Quarter	5.99	4.51	0.1875

(1)	Represents cash distributions attributable to the quarter and paid in the following calendar quarter.

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

Common Units. We pay quarterly distributions to the holders of common units to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cash payments to our general partner and its affiliates. For the fourth quarter of 2017, we paid a distribution of $0.1875 per common unit, or $0.7500 on an annualized basis. As a result, no payments are due under our incentive distribution rights to our general partner in connection with this quarterly distribution. (See discussion of incentive distribution rights below.) There is no guarantee that we will continue to pay the current quarterly distribution on the common units. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2017 totaled $0.7500 per common unit. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Cash Flows - Financing Activities - Bank Credit Facility” for a discussion of provisions included in our revolving credit facility that restrict our ability to make distributions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
Oct 1 – Oct 31, 2017	—		N/A	N/A
Nov 1 – Nov 30, 2017	–	–	N/A	N/A
Dec 1 – Dec 31, 2017	–	–	N/A	N/A
Total	—		N/A	N/A

Securities Authorized for Issuance under Equity Compensation Plans.

See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information regarding our equity compensation plans as of December 31, 2017.

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report. Please read “Item 1A. Risk Factors” for a discussion of the material uncertainties that might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. During 2016 and 2015, we recorded significant impairments of long-lived assets and goodwill. On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of CSI for $825.0 million cash, a portion of which was financed through the issuance of additional common units and through the issuance of long-term debt. For periods after August 4, 2014, our results of operations include the operations of CSI.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except Per Unit Amounts)
Income Statement Data
Revenues	$295,566	$311,363	$457,641	$282,647	$121,301
Cost of revenues	193,498	191,260	290,660	174,667	68,116
Depreciation and amortization expense	69,140	72,123	81,838	40,880	14,349
Impairments of long-lived assets	—	10,223	11,797	278	293
Insurance recoveries	(2,352)	—	—	—	—
Selling, general, and administrative expenses	33,438	36,222	43,479	32,100	17,467
Goodwill impairment	—	92,334	139,444	—	—
Interest expense, net	43,135	38,055	34,964	14,240	617
Series A Preferred fair value adjustment	(3,402)	5,036	—	—	—
Other expense, net	(216)	2,383	2,190	10,396	634
Income (loss) before income tax provision	(37,675)	(136,273)	(146,731)	10,086	19,825
Net income (loss)	$(40,459)	$(138,138)	$(146,630)	$11,258	$17,567
Net income (loss) per common unit, basic	$(1.13)	$(4.07)	$(4.36)	$0.47	$1.11
Weighted average common units outstanding, basic	35,035,428	33,262,376	33,169,413	18,928,640	9,230,876
Net income (loss) per common unit, diluted	$(1.13)	$(4.07)	$(4.36)	$0.47	$1.10
Weighted average common units outstanding, diluted	35,035,428	33,262,376	33,169,413	18,928,640	9,305,066
Cash distributions declared per common unit	$0.75	$1.51	$1.98	$1.80	$1.71

	December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Balance Sheet Data
Working capital	$38,141	$52,090	$59,300	$91,215	$34,151
Total assets	742,932	786,140	966,627	1,217,051	224,107
Long-term debt	512,176	504,090	566,658	523,351	28,957
Partners' capital	95,027	143,249	332,158	550,281	173,716

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

Business Overview

With an overall increase in commodity prices during 2017 compared to the prior year and increases in demand for natural gas, there were continuing increases in demand for compression service during 2017. This increased demand resulted in increases to our compression fleet utilization rate to the highest levels since 2015, as our overall horsepower ("HP") utilization rate as of December 31, 2017 increased to 83.2% as of December 31, 2017 compared to 76.4% as of December 31, 2016. Our over-800 HP compressor fleet has performed at a higher utilization rate than our low HP and our 101-800 HP compressor fleet, and our over-800 HP fleet exceeded 92.3% utilization for the first time since late 2015. The utilization rate for the 101-800 HP compressor fleet reached 81.2% for the first time since early 2015. Contract rates and pricing for our compression services increased modestly, particularly in the second half of 2017, with demand and pricing levels for high and mid horsepower equipment increasing faster than for our low horsepower offerings. Despite these increases in demand and modest price increases on contract rates and pricing, the overall customer pricing decreases and concessions from the market downturn from 2015 to 2016 continued to negatively impact revenues during 2017 as the compression and related services revenue during 2017 decreased 8.4% compared to 2016. Although customer contract pricing began to improve during the last half of 2017, the impact from previous contract pricing concessions is likely to continue into 2018 until those contracts expire. We expect continuing increases in utilization rates in 2018, particularly in our low and mid horsepower offerings and gradual increases in contract rates from renewals to contribute to increases in 2018 compression and related services revenue. In addition, we anticipate adding high horsepower compression units to our compression fleet during 2018, which is also projected to increase our compression and related services revenue going forward, subject to our ability to fund the related growth capital expenditures.

Delayed compression projects and reduced capital expenditure levels of our customers' compression projects continued from 2016 into the first half of 2017, and resulted in an overall decrease in equipment sales revenues of 7.2% during 2017 compared to the prior year. The decrease was also attributed to changes in customer demand from used units to new units during 2017, as the number of used units sold in 2017 was less than 2016. Partially offsetting these decreases, the second half of 2017 experienced higher oil commodity price levels and increases in natural gas demand and consumption forecasts that guided more of our customers to undertake planned infrastructure projects that were previously delayed and also resulted in the expansion of our customers’ capital expenditure budgets. The increased customer requirements for additional equipment and compressor packages in the second half of 2017 resulted in a sizeable increase in our new equipment sales backlog at December 31, 2017 of $47.5 million compared to $21.6 million as of December 31, 2016. In addition, subsequent to December 31, 2017, we received an order from a single customer for approximately $67 million of new compressor equipment, the largest single order in our history, and as a result our new equipment sales backlog has increased to approximately $117 million. Much of the new equipment sales backlog is associated with customer gas gathering projects to meet rising US gas exports and power sector gas demand. Additionally, with rising demand during 2017, our customers increased their maintenance capex activities and deployed compression units that were previously idle resulting in an increase to our aftermarket sales revenue of 21.0% during 2017 compared to the prior year.

The overall increase in the market demand for natural gas is projected to continue into future periods, which is expected to have a positive impact on our future revenues and margins. We have continued to focus on maintaining a low cost structure that includes strong discipline over operating expenses. In August 2017, we launched a new enterprise resource planning ("ERP") software system that has enhanced our sales, operations and back office functions to streamline our business practices, resulting in enhanced customer services and expected to result in lower operating and administrative costs going forward. We continue to manage headcount and spending levels carefully, but have reinstated wages and benefits to the levels prior to the early 2016 wages and benefit reductions. We plan to fund our capital expenditure needs through operating cash flows, borrowings under our Credit Agreement, and potentially other sources, if necessary.

While we anticipate increased future demand for our products and services, we anticipate an extended period of recovery before our revenues and operating cash flows return to pre-2015 levels. We continue to focus on liquidity and our ability to maintain compliance with financial covenants under our Credit Agreement and indenture for our senior notes. We plan to continue to conserve cash in order to fund growth capital expenditures in advance of expected additional increases in demand for compression services and equipment. In May 2017, we entered into the Fifth Amendment of the Credit Agreement that, among other things, favorably amended certain financial covenants. In addition, beginning with the March 8, 2017 initial conversion of our Series A Convertible Preferred Units (the "Preferred Units"), and following a suspension of such conversions during the third quarter of 2017, we have begun to reduce the number of Preferred Units outstanding through the issuance of common units. For further discussion of the Preferred Units, see “Liquidity and Capital Resources - Cash Flows - Financing Activities - Series A Convertible Preferred Units" section below. These steps have enhanced our liquidity position and improved our ability to maintain compliance with Credit Agreement and senior notes covenants in the event current market conditions persist or worsen. Additional steps may be taken in the future. The scheduled maturities of our long-term debt are August 2019 for our Credit Agreement and August 2022 for our 7.25% Senior Notes.
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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year ended December 31, 2017, is provided within the results of operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, gain on extinguishment of debt, administrative expenses under the Omnibus Agreement paid in equity using common units, and excluding acquisition and transaction costs and severance. This definition conforms closely to the definition used in the financial covenant provisions in our Credit Agreement. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and general partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors;

•	determine our ability to incur and service debt and fund capital expenditures; and

•	monitor the financial performance measures used in our Credit Agreement financial covenants.

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Net income (loss)	$(40,459)	$(138,138)	$(146,630)
Provision (benefit) for income taxes	2,784	1,865	(101)
Depreciation and amortization	69,140	72,123	81,838
Impairments of long-lived assets	—	10,223	11,797
Goodwill impairment	—	92,334	139,444
Bad debt expense attributable to bankruptcy of customer	—	728	—
Interest expense, net	43,135	38,055	34,964
Equity compensation	1,219	3,028	2,164
Acquisition costs	—	—	208
Series A Preferred transaction costs	37	3,131	—
Series A Preferred fair value adjustments	(3,402)	5,036	—
Gain on extinguishment of debt	—	(1,405)	—
Omnibus expense paid in equity	1,746	1,576	—
Severance	63	562	772
Non-cash cost of compressors sold	8,505	6,772	3,441
Software implementation	974	—	—
Adjusted EBITDA	$83,742	$95,890	$127,897

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Cash flow from operating activities	39,068	61,444	101,893
Changes in current assets and current liabilities	(1,357)	(6,508)	(9,962)
Deferred income taxes	(757)	(30)	605
Other non-cash charges	(4,391)	(4,752)	(3,923)
Interest expense, net	43,135	38,055	34,964
Series A Preferred paid in kind distributions	(8,380)	(3,094)	—
Insurance recoveries	2,352	—	—
Provision (benefit) for income taxes	2,784	1,865	(101)
Acquisition costs	—	—	208
Omnibus expense paid in equity	1,746	1,576	—
Severance	63	562	772
Non-cash cost of compressors sold	8,505	6,772	3,441
Software implementation	974	—	—
Adjusted EBITDA	$83,742	$95,890	$127,897

Free Cash Flow. We define Free Cash Flow as net cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peers.

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Cash from operations, net	$39,068	$61,444	$101,893
Capital expenditures, net of sales proceeds	(25,126)	(10,659)	(95,272)
Free cash flow	$13,942	$50,785	$6,621

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

	December 31,
	2017	2016	2015
Horsepower
Total horsepower in fleet	1,081,919	1,114,312	1,127,540
Total horsepower in service	900,638	851,733	924,961
Total horsepower utilization rate	83.2%	76.4%	82.0%

The following table sets forth our horsepower utilization rates by each horsepower class of our compressor fleet as of the dates shown.

	December 31,
	2017	2016	2015
Horsepower utilization rate by class
Low horsepower (0-100)	65.4%	62.5%	73.7%
Mid-horsepower (101-800)	81.2%	70.6%	77.2%
High-horsepower (801 and over)	92.3%	87.5%	89.9%

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

New Equipment Sales Backlog. Our equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of December 31, 2017, our new equipment sales backlog was $47.5 million, the majority of which is expected to be recognized during 2018, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. In addition, subsequent to December 31, 2017, we received an order from a single customer for approximately $67 million of new compressor equipment, the largest single order in our history, and as a result our new equipment sales backlog has increased to approximately $117 million. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

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

Series A Preferred Units

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of December 31, 2017 was $70.3 million. Changes in the fair value during each quarterly period, if any, are charged to earnings in the accompanying consolidated statements of operations. To calculate the estimated fair value of our Preferred Units, we utilize market information related to debt instruments, the trading price of our common units, and lattice modeling techniques. Because the Preferred Units are convertible into our common units at the option of the holder, the fair value of the Preferred Units will generally increase or decrease with the trading price of our common units, and this increase/decrease in Preferred Unit fair value will be charged/credited to earnings. Because of the volatility of market factors inherent in the estimation of the fair value of the Preferred Units, including the trading price of our common units, the volatility of our earnings may increase while the Preferred Units are outstanding. During the year ended December 31, 2017, the estimated fair value of the Preferred Units decreased to $70.3 million, resulting in $3.4 million credited to earnings in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Historically, our business has not experienced significant impairments of its long-lived compressor assets, as utilized compressor packages generate cash flows sufficient to support their carrying values. Unutilized assets are maintained and evaluated on a regular basis. Serviceable compressor packages that are currently unutilized are anticipated to be placed in service in future years as demand increases or as fully depreciated packages in service are replaced. Sales of compressor packages have historically been at selling prices in excess of asset cost. Intangible assets recognized as part of the CSI Acquisition include trademark/tradename, customer relationships, and other intangible assets that are supported primarily by the estimated future cash flows of our operations. During the year ended December 31, 2016, we recorded $10.2 million of impairments of long-lived assets. During the year ended December 31, 2017, we recorded no impairments of long-lived assets. Impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production or pricing.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

	Year Ended December 31,			Period-to-Period Change
Consolidated Results of Operations	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In Thousands)
Revenues:
Compression and related services	$205,774	$224,736	$287,680	$(18,962)	$(62,944)
Aftermarket services	40,287	33,303	46,921	6,984	(13,618)
Equipment sales	49,505	53,324	123,040	(3,819)	(69,716)
Total revenues	295,566	311,363	457,641	(15,797)	(146,278)
Cost of revenues:
Cost of compression and related services	116,956	117,154	142,327	(198)	(25,173)
Cost of aftermarket services	32,256	25,362	39,232	6,894	(13,870)
Cost of equipment sales	44,286	48,744	109,101	(4,458)	(60,357)
Total cost of revenues	193,498	191,260	290,660	2,238	(99,400)
Depreciation and amortization	69,140	72,123	81,838	(2,983)	(9,715)
Impairments of long-lived assets	—	10,223	11,797	(10,223)	(1,574)
Insurance recoveries	(2,352)	—	—	(2,352)	—
Selling, general, and administrative expense	33,438	36,222	43,479	(2,784)	(7,257)
Goodwill impairment	—	92,334	139,444	(92,334)	(47,110)
Interest expense, net	43,135	38,055	34,964	5,080	3,091
Series A Preferred fair value adjustment	(3,402)	5,036	—	(8,438)	5,036
Other expense, net	(216)	2,383	2,190	(2,599)	193
Income (loss) before income taxes	(37,675)	(136,273)	(146,731)	98,598	10,458
Provision (benefit) for income taxes	2,784	1,865	(101)	919	1,966
Net income (loss)	$(40,459)	$(138,138)	$(146,630)	$97,679	$8,492

	Percentage of Total Revenues
	Year Ended December 31,			Period-to-Period Change
Consolidated Results of Operations	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Compression and related services	69.6%	72.2%	62.9%	(8.4)%	(21.9)%
Aftermarket services	13.6%	10.7%	10.3%	21.0%	(29.0)%
Equipment sales	16.7%	17.1%	26.9%	(7.2)%	(56.7)%
Total revenues	100.0%	100.0%	100.0%	(5.1)%	(32.0)%
Cost of revenues:
Cost of compression and related services	39.6%	37.6%	31.1%	(0.2)%	(17.7)%
Cost of aftermarket services	10.9%	8.1%	8.6%	27.2%	(35.4)%
Cost of equipment sales	15.0%	15.7%	23.8%	(9.1)%	(55.3)%
Total cost of revenues	65.5%	61.4%	63.5%	1.2%	(34.2)%
Depreciation and amortization	23.4%	23.2%	17.9%	(4.1)%	(11.9)%
Impairments of long-lived assets	—%	3.3%	2.6%	(100.0)%	(13.3)%
Insurance recoveries	(0.8)%	—%	—%	100.0%	100.0%
Selling, general, and administrative expense	11.3%	11.6%	9.5%	(7.7)%	(16.7)%
Goodwill impairment	—%	29.7%	30.5%	(100.0)%	(33.8)%
Interest expense, net	14.6%	12.2%	7.6%	13.3%	8.8%
Series A Preferred fair value adjustment	(1.2)%	1.6%	—%	(167.6)%	100.0%
Other expense, net	(0.1)%	0.8%	0.5%	(109.1)%	8.8%
Income (loss) before income taxes	(12.7)%	(43.8)%	(32.1)%	(72.4)%	(7.1)%
Net income (loss)	(13.7)%	(44.4)%	(32.0)%	(70.7)%	(5.8)%

2017 Compared to 2016

Revenues

Compression and related services revenues decreased by $19.0 million during 2017 compared to the prior year primarily due to the continued impact of contract pricing concessions provided as a result of the market downturn from 2015 to 2016, in which those contracts carried over into 2017. Overall, increases in commodity prices compared to the prior year and growth in demand for natural gas and compression service offering positively affected our compression fleet utilization rates during 2017. Utilization of our medium-horsepower (101-800 HP) and high-horsepower (over 800 HP) compressor fleet, which is used in natural gas gathering and transmission application, has increased as of December 31, 2017 compared to the prior year, and has reached utilization rates not achieved since 2015. We have seen our overall compressor fleet horsepower utilization rate increase sequentially for the past five consecutive quarters. As a result of overall improving demand for compression services, we have begun growth capital projects to increase certain horsepower categories of our compressor fleet. Aftermarket services revenues increased $7.0 million during 2017 compared to the prior year, reflecting a focus on providing an improved sales coverage on midstream customers, resulting in increased parts and overhaul services sales. We have also seen an increased sales backlog for aftermarket projects as well as increased requests for quotes and awards of aftermarket projects resulting from the increased utilization and previously delayed expenditures on customer-owned compression equipment.

Equipment sales revenues decreased $3.8 million during 2017 compared to the prior year. This decrease is primarily due to the decreased number of used unit sales compared to the prior year. Our backlog associated with new equipment sales increased significantly during 2017, as new equipment sales orders have greatly exceeded the decreased equipment sales during the prior year. New equipment sales backlog was $47.5 million as of December 31, 2017 compared to $21.6 million as of December 31, 2016, an indication that demand for equipment sales has improved. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

Despite the more significant decrease in compression and related services revenue, the decrease in the associated cost of compression and related services revenue, compared to the prior year, was marginal because of increases in make ready costs in fleet roll outs as utilization increased. The cost of compression and related services as a percentage of compression and related services revenues was 56.8% during 2017, compared to 52.1% from the prior year primarily as a result of decreased revenues caused by customer price decreases. Cost of aftermarket services increased compared to the prior year, consistent with the increased activity and parts sales levels.

Cost of equipment sales revenues decreased in accordance with the decrease in associated revenues. Costs of equipment sales as a percentage of revenues also decreased due to lower cost of used equipment sales for 2017 compared to the prior year period.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased $3.0 million compared to the prior year due to long-lived asset disposals that reduced the amount of our assets subject to depreciation and as a result of a decrease in the amortization expense. The amortization expense decrease is a result of certain intangible asset impairment charges incurred during 2016 that reduced the amount of our assets subject to amortization.

Long-lived asset impairments

During 2017, we recorded no impairments of long-lived assets. During 2016, we recorded total long-lived asset impairment charges of $10.2 million primarily reflecting the decreased fair value for certain intangible assets as a result of decreased expected future cash flows to support their carrying value. In addition, certain compressor packages were impaired as a result of units that were damaged or destroyed by fires during 2016.

Insurance recoveries

Insurance recoveries relate to insurance claim proceeds received related to fleet compressor packages that were damaged during the prior year.

Selling, general, and administrative expense

Selling, general and administrative expenses decreased during 2017 compared to the prior year. This decrease is largely due to decreased professional services fees of $1.0 million, decreased bad debt expense of $0.7 million, decreased employee expenses, including wages, incentives, benefits, and other employee related expenses of $0.5 million and decreased other general expenses of $0.3 million. Selling, general and administrative expense as a percentage of revenues remained consistent with the prior year period, as decreased administrative expenses were largely offset by the decrease in revenues compared to the prior year.

Goodwill impairment

During the first three months of 2016, low oil and natural gas commodity prices resulted in decreased demand for certain of our products and services. Specifically, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and as of March 31, 2016 was expected to continue to be decreased for the foreseeable future. In addition, the price per common unit as of March 31, 2016 decreased compared to December 31, 2015. Accordingly, our fair value, as reflected by our market capitalization and other indicators, was less than our carrying value as of March 31, 2016. When such triggering events have occurred, ASC 350-20 "Goodwill" requires that a test of goodwill impairment be performed consistent with the year-end annual testing requirement. As part of the test of goodwill impairment at quarter end, we estimated our fair value, and determined, based on this estimated value, that impairment of all of our remaining goodwill was necessary, primarily due to the market factors discussed above. Accordingly, during the three month period ended March 31, 2016, $92.4 million was charged to goodwill impairment expense. As a result, we have no remaining goodwill as of December 31, 2016 and 2017.

Interest expense, net

Interest expense increased during 2017 compared to the prior year due to increased expense associated with the paid in kind distributions that accrue and are paid to the holders of the Preferred Units. The Preferred Units were issued during the third quarter of 2016. (See "Note E - Series A Convertible Preferred Units" in the Notes to Consolidated Financial Statements in this Annual Report for a further discussion of the Preferred Units.) Interest expense, net, during the current and prior year periods includes $3.7 million and $4.4 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

Series A Preferred fair value adjustment was $3.4 million credited to earnings during 2017 compared to $5.0 million charged to earnings during the prior year. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged or credited to earnings. As of December 31, 2017, the fair value of the Preferred Units was $70.3 million. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other expense, net

Other expense, net, was $(0.2) million income during 2017, compared to $2.4 million expense during the prior year. This decrease in other expense was due to $2.1 million of offering costs for the Preferred Units that were charged in the prior year and $1.6 million of decreased foreign currency losses. These decreases were largely offset by $1.4 million of decreased gains related to the early extinguishment of debt in the prior year and $0.7 million of increased income from insurance proceeds related to damaged compressors.

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

On December 22, 2017, H.R.1, “An Act to Provide the Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) (previously known as “The Tax Cuts and Jobs Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing. See "Note G - Income Taxes" contained in the consolidated financial statements for the effect on our 2017 tax provision.

Despite the significant pre-tax loss for the year ended December 31, 2017, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the year ended December 31, 2017 was negative 7.4% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

2016 Compared to 2015

Revenues

Compression and related services revenues decreased by $62.9 million during 2016 compared to the prior year primarily due to the overall reduced demand for our compression services fleet. Decreases in oil and natural gas prices compared to 2015 adversely impacted the demand and pricing for below-100 horsepower production enhancement compression and related services applications, including for liquids-rich resource plays and vapor recovery applications. In addition, the continued downturn in commodity prices resulted in the reduction of the utilization and pricing of our medium-horsepower (101-800 HP) and high- horsepower (over 800
HP) compression and related services applications, which include natural gas gathering and transmission applications. However, increasing natural gas prices during the end of 2016 and beginning of 2017 resulted in some improvement in demand for some of our services compared to earlier in 2016. Reductions in customer operating expenditures translated to less demand for aftermarket services as well, thus contributing to a $13.6 million decrease in these revenues compared to the prior year.

In addition to the decrease in consolidated compression and related services and aftermarket services revenues, there was a decrease of $69.7 million in revenues from the sales of equipment during 2016, compared to the prior year. This decrease is primarily due to a lower number of customer projects compared to the prior year, particularly projects requiring high-horsepower compressor packages. During 2016, the decrease in equipment sales revenue was partially offset by the sale of $8.8 million of used compressor packages that were previously in service, particularly during the fourth quarter of 2016. These sales of used compressor packages will result in the reduction of compression service revenues from these packages going forward. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

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

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased $9.7 million during 2016 compared to the prior year. Amortization expense decreased $6.8 million and depreciation expense decreased $2.9 million as a result of long-lived asset disposals and certain long-lived asset impairment charges incurred during the fourth quarter of 2015 and the first quarter of 2016 that reduced the amount of assets subject to amortization and depreciation.

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

Goodwill impairment

Following the fourth quarter of 2015, we performed an annual test of goodwill impairment in accordance with the ASC 350-20
"Goodwill". The continuing decline in oil and natural gas commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which has affected and is expected to continue to affect the future demand for certain of our products and services. Specifically, demand for our low horsepower wellhead compression services and for sales of compressor equipment has decreased significantly and is expected to continue to be decreased for the foreseeable future. The prior decrease in demand and the expected decreased future demand, along with the decrease in our common unit price, has also caused a reduction in our overall fair value. As part of the test of goodwill impairment, we estimated our fair value, and determined, based on this estimated value, that impairment of our goodwill was necessary, primarily due to the market factors discussed above. Accordingly, during the fourth quarter of 2015, we recorded an impairment charge associated with our goodwill.

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

Interest expense, net

Interest expense increased during 2016 compared to the prior year due to increased expense associated with the Preferred Units due to the impact of paid in kind distributions that accrue and are paid to the holders of Preferred Units. (See "Note E - Series A Convertible Preferred Units" in the Notes to Consolidated Financial Statements in this Annual Report for a further discussion of the Preferred Units.) Interest expense during 2016 and 2015 includes $4.4 million and $3.3 million, respectively, of finance cost amortization and other non-cash charges related to the amendments of our credit agreement. Increased interest expense in future periods as a result of paid in kind distributions on the Preferred Units is expected to be partially offset by the impact of our repurchase of $54.1 million principal amount of our 7.25% Senior Notes during September and October 2016.

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

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, issuances of debt and equity securities, and leases, which we believe will be sufficient to meet our working capital and growth requirements during the remainder of 2018. Continued competitive market environments have resulted in ongoing challenges in each of our domestic and international business regions. Commodity prices that impact our business have increased compared to 2016 and as result of those increases, we expect that demand for our products and services will continue to grow during 2018 and, assuming the increased prices continue, for the foreseeable future. While we are still managing the effects from prior period reduced demand and subsequent pricing concessions, we remain committed to a long-term growth strategy. Our near-term focus is to continue to preserve and enhance liquidity through strategic operating and financial measures.

Our cash flows from operating activities decreased during 2017, when compared to the prior year, by $22.4 million, primarily as a result of decreased earnings. Cash flows used in investing activities for the year ended December 31, 2017, increased $12.1 million when compared to 2016, reflecting the enhancement of the compressor and equipment fleet and for a system software development project. Cash flows used in financing activities was $29.3 million for 2017, as compared to cash flows used in financing activities of $39.9 million in the prior year, primarily as a result of increased debt borrowings, net, during 2017 and due to decreased cash distributions. A summary of our sources and uses of cash during the three year period ended December 31, 2017, is as follows:

	Year Ended December 31,
	2017	2016	2015
Operating activities	$39,068	$61,444	$101,893
Investing activities	(22,753)	(10,681)	(95,341)
Financing activities	(29,334)	(39,890)	(28,360)

We are in compliance with all covenants of our Credit Agreement as of December 31, 2017. We have reviewed our financial forecasts as of March 1, 2018 and for the subsequent twelve month period, which consider the impact of the May 2017 Fifth Amendment to our Credit Agreement, and the current level of distributions to our common unitholders. Based on this review and the current market conditions as of March 1, 2018, we believe that we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through March 1, 2019. We expect to fund any future acquisitions and capital expenditures with cash flow generated from our operations, funds available under our Credit Agreement which we expect to extend or replace during 2018, and funds received from the issuance of additional debt and equity securities. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read "Item 1A Risk Factors" included in this Annual Report.

Future growth in our operations, both internationally and in the U.S., may require ongoing significant capital expenditure investment. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2018 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly, subject to availability of funds. We anticipate that our total gross capital expenditures (excluding asset disposals and associated proceeds) in 2018 will range from $55.0 million to $75.0 million, including $15.0 million to $20.0 million of estimated maintenance capital expenditures. During the current and upcoming period of increasing natural gas demand, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future.

Our capital expenditure program consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compression services fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to increase their capabilities. Expansion capital expenditures generally result in our ability to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor package fleet and support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity and includes the replacement of existing assets and obsolete assets. Routine repair and maintenance is charged to expense as incurred. A large portion of our capital expenditures during 2017 is associated with an ERP system software development project designed to improve operating and administrative efficiencies. This software development project was completed in August 2017, and we believe will allow us to further reduce costs going forward.

On January 22, 2018, our general partner declared a cash distribution attributable to the quarter ended December 31, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. Also on January 22, 2018, our general partner approved the paid in kind distribution of 172,210 Preferred Units attributable to the quarter ended December 31, 2017 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on February 14, 2018, to the holders of common units and Preferred Units, respectively, of record as of the close of business February 1, 2018.

Cash Flows

Operating Activities

Net cash from operating activities decreased by $22.4 million during the year ended December 31, 2017 to $39.1 million compared to $61.4 million in 2016. Cash provided from operating activities decreased during 2017 primarily as a result of decreased operating revenues and profitability and due to working capital needs. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. The demand for compression and related services has improved and the level of new equipment sales backlog as of December 31, 2017 has significantly increased compared to December

31, 2016. As a result, we expect future revenues and operating cash flows to be increased going forward compared to 2017.

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

Investing Activities

Capital expenditures during the year ended December 31, 2017, increased by $14.5 million compared to 2016 primarily to maintain the capacity of the compressor and equipment fleet and for a system software development project. The new ERP software system was launched in August 2017 and is expected to enhance customer service and result in lower operating and administrative costs going forward. As a result of overall improving demand for compression services during the second half of 2017, we began growth capital projects to increase certain horsepower categories of our compressor fleet. Maintenance capital expenditures also increased during the second half of 2017. Total capital expenditures, net of disposals and proceeds, during 2017 of $25.1 million include $21.0 million of maintenance capital expenditures and are net of $8.5 million of non-cash cost of compression units sold. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2018 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted, subject to the availability of funds, accordingly. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our common unitholders of record on the applicable record date and to our general partner. In addition, our partnership agreement, as amended in August 2016, requires that, within 45 days after the end of each quarter, we make a distribution to holders of our Preferred Units of additional paid in kind Preferred Units equal to 2.75% of the Issue Price (11% of $11.43 per Preferred Unit on an annualized basis). For the year ended December 31, 2017, we distributed cash distributions of approximately $33.1 million to our common unitholders and general partner. On January 22, 2018, our general partner declared a cash distribution attributable to the quarter ended December 31, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. We anticipate that we will utilize available cash to fund growth capital expenditures in advance of expected increased demand for compression services. Also on January 22, 2018, our general partner approved the paid-in-kind distribution of 172,210 Preferred Units attributable to the quarter ended December 31, 2017. These distributions were paid on February 14, 2018 to each of the holders of our common units, and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on February 1, 2018.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, and long-term and short-term borrowings.

Series A Convertible Preferred Units

On August 8, 2016 and September 20, 2016, we entered into Series A Preferred Unit Purchase Agreements (collectively the “Unit Purchase Agreements”) with certain purchasers with regard to our issuance and sale in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million. Proceeds from the Initial Private Placement and Subsequent Private Placement were used to pay additional offering expenses and reduce outstanding indebtedness under our Credit Agreement and our 7.25% Senior Notes.

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

Ratable portions of the Preferred Units have been, and will continue to be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. On June, 7, 2017, as permitted under the Amended and Restated Partnership Agreement, we elected to defer the monthly conversion of Preferred Units for each of the Conversion Dates during the three month period beginning July 8, 2017. As a result, no Preferred Units were converted into common units during the three month period ended September 30, 2017, and future monthly conversions increased beginning in October 2017. During 2017, conversions of the Preferred Units resulted in the issuance of 3.7 million common units. We anticipate that the number of common units that will be issued upon conversions of the Preferred Units during 2018 will increase compared to 2017, due to the three month deferral of conversions during 2017 and the expectation that monthly conversions will occur during the full year of 2018. Based on the number of Preferred Units outstanding as of December 31, 2017, the maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is approximately 34.1 million common units; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement. Including the impact of paid in kind distributions of Preferred Units and the conversions of Preferred Units into common units, the total number of Preferred Units outstanding as of December 31, 2017 was 5,975,200.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of December 31, 2017 was $70.3 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the Preferred Units, are non-cash charges or credits associated with the Preferred Units.

In addition, the Unit Purchase Agreements include certain provisions regarding change of control, transfer of Preferred Units, indemnities, and other matters described in detail in the Unit Purchase Agreements. The Unit Purchase Agreements contain customary representations, warranties and covenants.

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

On May 5, 2017, we entered into the Fifth Amendment to our Credit Agreement that, among other changes, modified certain financial covenants in the Credit Agreement. In connection with the Fifth
Amendment, the board of directors of our general partner adopted resolutions limiting the cash distributions payable on our common units to no more than $0.1875 per common unit for the quarterly period ended June 30,
2017. The Fifth Amendment also included additional revisions that provide flexibility for the issuance of preferred securities.

As of February 28, 2018, we have a balance outstanding under our Credit Agreement of $245.0 million, and $8.5 million letters of credit, leaving availability under the Credit Agreement of $61.5 million. Our Credit Agreement matures August 2019. Our Credit Agreement, as amended, includes a maximum credit commitment of $315.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The Credit Agreement is an asset-based facility. Availability under the Credit Agreement is subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment as well as subject to compliance with covenants and other provisions in the Credit Agreement that may limit borrowings. Borrowings under our Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) plus a leverage based margin that ranges between 2.00% and 3.25% per annum or (b) a base rate plus a leverage-based margin that ranges between 1.00% and 2.25% per annum, in each case according to the applicable consolidated leverage ratio. We pay a commitment fee ranging from 0.375% to 0.50% per annum on the unused portion of the facility. Under our Credit Agreement, as amended, we and our CSI Compressco Sub, Inc. subsidiary are named as the borrowers and all obligations under our Credit Agreement are guaranteed by all of our existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries) and secured by substantially all of our assets and the assets of our domestic subsidiaries.

Our Credit Agreement, as amended, requires us to maintain (i) a minimum consolidated interest coverage ratio (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.95 to 1 as of March 31, 2017; (b) 6.75 to 1 as of June 30, 2017 and September 30, 2017; (c) 6.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 6.25 to 1 as of June 30, 2018 and September 30, 2018; (e) 6.00 to 1 as of December 31, 2018; and (f) 5.75 to 1 as of March 31, 2019 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 3.25 to 1 as of the end of any fiscal quarter, calculated on a trailing four quarters basis. At December 31, 2017, our consolidated total leverage ratio was 6.48 to 1, our consolidated secured leverage ratio was 2.89 to 1, and our consolidated interest coverage ratio was 2.55 to 1. In addition, our Credit Agreement includes customary covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. In addition, the Credit Agreement requires that, among other conditions, we use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and restricts the amount of our permitted capital expenditures in the ordinary course of business during each fiscal year to $50.0 million in 2017 and 2018, and $75.0 million in 2019. Deterioration of these financial ratios could result in a default under our Credit Agreement that, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Any such default could also result in a cross-default under our 7.25% Senior Notes. The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under our Credit Agreement, exclude the long-term liability for our Preferred Units in the determination of total indebtedness.

Our Credit Agreement includes other customary covenants that, among other things, limit our ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. In addition, the Credit Agreement requires that, among other conditions, we use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and restricts the amount of our permitted capital expenditures in the ordinary course of business during each fiscal year ranging from $50.0 million in 2018 to $75.0 million in 2019.

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the Credit Agreement, exclude the long-term liability for the Preferred Units, among other items, in the determination of total indebtedness.

We are in compliance with all covenants of our Credit Agreement, as amended, as of December 31, 2017.
We have reviewed our financial forecasts as of March 1, 2018 and for the subsequent twelve month period, which consider the impact of the Fifth Amendment to our Credit Agreement, and the current level of distributions to our common unitholders. Based on this review and the current market conditions as of March 1, 2018, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through March 1, 2019.

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

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below. As of December 31, 2017, $295.9 million in aggregate principal amount of the 7.25% Senior Notes are outstanding.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) designate our subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants and conditions of the Indenture as of December 31, 2017.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During 2017, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

The table below summarizes our contractual cash obligations as of December 31, 2017:

	Payments Due
	Total	2018	2019	2020	2021	2022	Thereafter
	(In Thousands)
Long-term debt	$523,930	$—	$228,000	$—	$—	$295,930	$—
Interest on debt	118,363	32,762	28,926	21,253	21,253	14,169	—
Operating leases	6,025	2,567	1,450	1,169	821	18	—
Total contractual cash obligations(1)	$648,318	$35,329	$258,376	$22,422	$22,074	$310,117	$—

(1)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known cash payment streams. These excluded amounts include approximately $70.3 million carrying value of liabilities related to the Preferred Units. The Preferred Units are expected to be serviced and satisfied with non-cash paid in kind distributions and conversions to common units. See "Note E - Series A Convertible Preferred Units," in the Notes to Consolidated Financial Statements for further discussion.

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements that may affect our consolidated financial statements, see "Note B - Summary of Significant Accounting Policies, New Accounting Pronouncements," in the Notes to Consolidated Financial Statements in this Annual Report.

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

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our Credit Agreement. On December 31, 2017, we had a total of $224.0 million outstanding under our Credit Agreement. As interest charged on our Credit Agreement is based on a variable rate, we are exposed under the Credit Agreement to floating interest rate risk on outstanding borrowings. Any increase or decrease in the prevailing interest rate will impact our interest expense during periods of indebtedness under our credit facility.

The following table sets forth as of December 31, 2017, our principal cash flows for our long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rate by their expected maturity dates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair Market Value
	2018	2019	2020	2021	2022	Thereafter	Total
As of December 31, 2017
Long-term debt:
U.S. dollar variable rate (in 000s)	$—	$228,000	$—	$—	$—	$—	$228,000	$228,000
Weighted average interest rate	—	5.00%	—	—	—	—	—	—
U.S. dollar fixed rate (in 000s)	—	—	—	—	295,930	—	295,930	279,700
Interest rate (fixed)	—	—	—	—	7.25%	—	7.25%	—

Exchange Rate Risk

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other customers in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in Mexican pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. Before considering the impact of any derivative contracts, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 2.0% would have a $267,000 impact on our net income for the year ended December 31, 2017.

We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2017, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$6,067	19.28	1/18/2018

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of December 31, 2017, is as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	December 31, 2017
		(In Thousands)
Forward sale contracts	Current assets	$130
	Current liabilities	(10)
Total		$120

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the period ended December 31, 2017 we recognized approximately $38,000 of net gains associated with our foreign currency derivative program, and such amount is included in other income in the accompanying consolidated statement of operations.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and supplementary data for us and our subsidiaries required to be included in this Item 8 are set forth in Item 15 of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this assessment, management of our general partner has determined that our internal control over financial reporting was effective as of December 31, 2017.

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

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the functioning of the Board and its committees. The Corporate Governance Guidelines and the charters of the Audit Committee and Conflicts Committee are available in the Corporate Governance section of the Investor Relations area of our website at www.csicompressco.com. In addition, our Board and our general partner have adopted a Code of Business Conduct and a Financial Code of Ethics, copies of which are also available in the Corporate Governance section of the Investor Relations area of our website at www.csicompressco.com. We will post on our website all waivers to or amendments of our Code of Business Conduct and Financial Code of Ethics that are required to be disclosed by applicable law or the listing requirements of the NASDAQ. We will provide to our unitholders, without charge, printed copies of the foregoing materials upon written request to Investor Relations, CSI Compressco LP, 24955 Interstate 45 North, The Woodlands, Texas, 77380.

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

Name	Age	Position with CSI Compressco GP
Stuart M. Brightman	61	Chairman of the Board of Directors
Paul D. Coombs	62	Independent Director
D. Frank Harrison	70	Independent Director
James R. Larson	68	Independent Director
Brady M. Murphy	58	Director
Owen Serjeant	57	President and Director
William D. Sullivan	60	Independent Director
Elijio V. Serrano	60	Chief Financial Officer
Ronald J. Foster	61	Senior Vice President and Chief Marketing Officer
C. Brad Benge	58	Vice President of Operations
Levent Caglar	42	Vice President North America Sales, Compression Services
Miguel Luna	47	Vice President of Engineered Products Sales & International Operations
Michael E. Moscoso	52	Vice President - Finance

Biographical summaries of the directors and executive officers, including the experiences, qualifications, attributes, and skills of each director that have been considered by the Board in determining that these individuals should serve as directors, are set forth below. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Beneficial Ownership of Certain Unitholders and Management” included under Item 12 of this Annual Report for information regarding the number of common units owned by each individual.

Stuart M. Brightman has served as a director of our general partner's Board since October 31, 2008, and as Chairman of its Board since May 2014. He also served as President of our general partner during an interim period from August 2017 until November 2017. Mr. Brightman has served as TETRA’s chief executive officer and a member of its board of directors since May 2009 and served as TETRA’s president from May 2009 until February 2018. He served as TETRA’s executive vice president and chief operating officer from April 2005 through May 2009. From April 2004 to April 2005, Mr. Brightman was self-employed. Mr. Brightman served as president of the Dresser Flow Control division of Dresser, Inc. from April 2002 until April 2004. Dresser Flow Control, which manufactures and sells valves, actuators, and other equipment and provides related technology and services for the oil and gas industry, had revenues in excess of $400 million in 2004. From November 1998 to April 2002, Mr. Brightman was president of the Americas Operation of the Dresser Valve Division of Dresser, Inc. He served in other capacities during the earlier portion of his career with Dresser, from 1993 to 1998. From 1982 to 1993, Mr. Brightman served in several financial and operational positions with Cameron Iron Works and its successor, Cooper Oil Tools. Mr. Brightman currently serves on the board of directors and as a member of the compensation and nominating and governance committees of C&J Services, Inc., a public company subject to the reporting requirements of the Exchange Act. Mr. Brightman received his B.S. degree from the University of Pennsylvania and his Master of Business Administration degree from the Wharton School of Business.

Mr. Brightman has more than 30 years of experience in manufacturing and services businesses related to the oil and gas industry. He has experience in corporate finance and in the management of capital intensive operations. Mr. Brightman’s service as TETRA’s global chief executive officer also provides our Board with an in-depth source of knowledge regarding our operations, our executive management team, and the effectiveness of our compensation programs.

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

Brady M. Murphy has served as a director of our general partner’s Board since February 22, 2018. Mr. Murphy has also served as the President and Chief Operating Officer of TETRA since February 12, 2018. Prior to his employment with TETRA, Mr. Murphy served as chief executive officer of Paradigm Group B.V., a private company focused on strategic technologies for the upstream energy industry, from January 2016 until February 2018. Mr. Murphy previously served at Haliburton Company and its affiliated companies for 34 years, holding numerous international and North America positions, most recently as senior vice president - global business development and marketing from 2012 to December 2015, as senior vice president - business development Eastern Hemisphere from 2011 to 2012, as senior vice president - Europe/Sub -Saharan Africa region from 2009 to 2011, and as vice president of Sperry Drilling Services from 2004 to 2008. Mr. Murphy received his B.S. degree in Chemical Engineering from Pennsylvania State University and is a graduate of the Harvard Business School’s Advanced Management Program.

Mr. Murphy has more than 35 years of global operations, engineering, manufacturing and business development experience in a variety of areas within the energy industry, including deepwater, mature fields and unconventional assets.

Owen Serjeant has served as President and a director of our general partner's Board since November 2017. Mr. Serjeant served as Group Vice President - Global Operational Support of Schlumberger Limited, a publicly traded company subject to the reporting requirements of the Securities Exchange Act of 1934, from April 2016 to November 2017. From July 1999 until April 2016, Mr. Serjeant served in various senior operations management roles with increasing responsibility, including most recently as Corporate Vice President - Global Operational Excellence and Group Vice President - Compression Systems Division, at Cameron International Corporation, a publicly traded company prior to its acquisition by Schlumberger in April 2016. Mr. Serjeant began his career with Cooper Energy Services and served in a variety of operations, engineering, marketing, and sales roles from 1981 to 1999. He earned his BSc degree in Mechanical Engineering from Aston University, United Kingdom, and his MBA degree from Henley Management College, United Kingdom.

Mr. Serjeant has significant senior management and operations experience, including in the natural gas compression industry, and provides our general partner's Board with an in-depth knowledge regarding our customers, operations, business strategies, and the markets and geographies in which we operate. Mr. Serjeant’s management experience and leadership skills are highly valuable in assessing our business strategies and accompanying risks.

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

Elijio V. Serrano has served as Chief Financial Officer of our general partner since March 2017. He has also served as TETRA’s senior vice president and chief financial officer since August 2012. Mr. Serrano served as chief financial officer of UniversalPegasus International, a global project management, engineering and construction management company, from October 2009 through July 2012. Following his resignation from Paradigm BV in February 2009 and until his acceptance of the position with UniversalPegasus International in October 2009, Mr. Serrano was retired. From February 2006 through February 2009, Mr. Serrano served as chief financial officer and executive vice president of Paradigm BV (formerly, Paradigm Geophysical Ltd.), a provider of enterprise software solutions to the oil and gas industry. From October 1999 through February 2006, Mr. Serrano served as chief financial officer of EGL, Inc., a publicly-traded transportation and logistics company subject to the reporting requirements of the Securities Exchange Act of 1934. From 1982 through October 1999, Mr. Serrano was employed in various capacities by Schlumberger Ltd., including as vice president and general manager of the western hemisphere operations of Schlumberger’s Geco-Prakla seismic division (from 1997 to 1999), as group controller for the global operations of the Geco-Prakla seismic division (from 1996 to 1997), and from 1992 to 1996, as controller of various geographical units of the Geco-Prakla seismic division. Mr. Serrano served as a director, chairman of the audit committee, and as a member of the corporate governance and nominating committee of Tesco Corporation, a public company subject to the reporting requirements of the Exchange Act, until its acquisition by Nabors Industries Ltd. in December 2017. Mr. Serrano received his B.B.A. degree in Accounting and Finance from the University of Texas at El Paso. Mr. Serrano was a certified public accountant in the State of Texas from 1986 until March 2002, at which time his license became inactive.

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

Levent Caglar has served as Vice President North America Sales, Compression Services of our general partner since December 2017 and as Vice President of Fleet Management from August 2015 to December 2017. Mr. Caglar joined CSI in 2001 as an International Application Engineer and served in a variety of roles including

Lean Six-Sigma Black Belt, Asset Manager, and Director of Rental Fleet Management Services through July 2015. Most recently he served as the company’s Director of Asset Management. Mr. Caglar holds a Bachelor of Science in Industrial Engineering from Galatasaray University, Istanbul, Turkey and a Master of Business Administration from The University of Texas at Dallas He is also an active member in the Gas Compressor Association as well as Petroleum Equipment and Service Association (PESA) Emerging Leaders Committee.

Miguel Luna has served as Vice President of Engineered Products Sales & International Operations of our general partner since May 2017. From August 2014 through May 2017, he served as Director of Engineered Products Sales & International Operations of our general partner. Mr. Luna served as general manager of engineered products sales & international operations of Compressor Systems, Inc. from October 2010 through August 2014. From December 2004 to February 2009, Mr. Luna served as senior manager of Latin America for Exterran.  Mr. Luna began his career at Schlumberger in 1999, as a marketing manager and held various leadership roles with increasing responsibility. Mr. Luna holds a Bachelor of Science degree in Natural Gas Engineering from Texas A&M University.

Michael E. Moscoso, has served as our Vice President - Finance since January 2018. He served as Director of Internal Audit of TETRA from July 2014 until January 2018. From July 2005 until April 2014, Mr. Moscoso served in various internal audit roles with increasing responsibility, most recently as the senior director - internal audit, at AEI Services, LLC, a private company which owned and operated interests in multiple power generation assets, as well as natural gas transportation and distribution businesses in Central and South America, the Caribbean, and other international locations. From April 2014 until July 2014, Mr. Moscoso was self-employed. Mr. Moscoso’s prior experience includes serving as the director of settlements and, prior to that, as manager of risk reporting and controls of Enron Corporation, the assistant treasurer of Zilkha Energy Company, and as controller - Latin America division of Weatherford International. Mr. Moscoso began his career in 1989 with KPMG, where his responsibilities primarily included managing and executing audits of exploration and production companies and pipeline companies. Mr. Moscoso received his B.B.A. degree in accounting from the University of Houston, is a certified public accountant in the State of Texas, and a certified internal auditor.

Board Meetings and Committees

During 2017, the Board held ten meetings. The standing committees of the Board during 2017 consisted of an Audit Committee and a Conflicts Committee. During 2017, the Audit Committee held four meetings, and the Conflicts Committee held three meetings.

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

As required by the Amended and Restated Partnership Agreement of the Partnership, the Board has reviewed the independence of Messrs. Harrison and Larson and has determined that each of them meets the independence standards established thereunder as required for service on the Conflicts Committee. Included within such determination, the Board has also determined that each of Messrs. Harrison and Larson is independent as defined in Section 10A of the Exchange Act and the listing standards of the NASDAQ.

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

To our knowledge, and based solely on our review of the copies of such reports and written representations provided to us by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% holders were complied with in a timely manner, except for the following filing: Form 4 reporting a common unit purchase by Levent Caglar (1 transaction) filed on September 27, 2017.

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

This Compensation Discussion and Analysis (“CD&A”) is designed to provide an understanding of our compensation philosophy and objectives and insight into the process by which our specific compensation practices are established. This CD&A is focused on the total compensation of the President and other officers of our general partner named in the Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”) and other officers of our general partner designated as our senior managers (together with our NEOs, “Senior Management”). The Compensation Committee of TETRA’s Board of Directors (the “Compensation Committee”) is responsible for the oversight of compensation programs that apply to a broad base of our employees, and for specific compensation decisions that relate to our NEOs who are employed by our general partner. Mr. Brightman, who serves as the Chief Executive Officer of TETRA and the Chairman of the Board of Directors of our general partner, also served as our President from August 1, 2017 through November 20, 2017. Mr. Serrano, who serves as the Senior Vice President and Chief Financial Officer of TETRA, also serves as our Chief Financial Officer. Neither Mr. Brightman nor Mr. Serrano is presently, nor were either of them previously, an employee of our general partner. Mr. Brightman and Mr. Serrano’s primary business responsibilities are for TETRA and they devote less than a majority of their business time to our general partner and us. Accordingly, the Compensation Committee, acting in its capacity as such for TETRA, is responsible for establishing the compensation of Messrs. Brightman and Serrano, and we have no control over their compensation. We have not formed, and do not intend to form, a compensation committee, and for the immediate future the Board intends to continue to delegate oversight of certain aspects of our compensation programs to the Compensation Committee.

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

The compensation expense allocated to us in 2017 with respect to each of our NEOs, other than Messrs. Brightman and Serrano, was 100% of their total compensation, since each of our NEOs, other than Messrs. Brightman and Serrano, devote virtually all of their business time to our operations. Under our Omnibus Agreement, certain corporate and administrative departments of TETRA allocate a percentage of their costs to us for reimbursement for services provided by them on our behalf. While the departments of Messrs. Brightman and Serrano make such an allocation under the Omnibus Agreement, no portion of such expenses is specifically based on their time and there is no reimbursement by us specifically for the cost of their services. Accordingly, the compensation disclosed herein for our NEOs other than Messrs. Brightman and Serrano reflects all of the compensation expense that is payable by us under the Omnibus Agreement with regard to such individuals. None of the cash compensation or other benefits made available to Messrs. Brightman and Serrano by TETRA were based on the specific services provided to us. Please read the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our reimbursement of expenses.

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

As a result of our relationship with TETRA, the compensation of our NEOs is structured in a manner similar to TETRA’s compensation of its executive officers. In addition, the compensation policies and practices of our general partner are similar to those of TETRA. Our compensation practices for fiscal year 2017 were strongly influenced by the unprecedented decline in oil and natural gas prices that began in June 2014 and continued through 2015 and most of 2016. The Compensation Committee gave significant weight to our 2017 results and expected activity levels in 2018 in its consideration of our executive compensation.

The following CD&A addresses our compensation practices, philosophies and objectives as they relate to our NEOs and other members of our Senior Management who are employed by our general partner. Because TETRA makes all decisions regarding the compensation for Messrs. Brightman and Serrano, those decisions are not discussed in this CD&A and unless specified to the contrary below, references in the following CD&A to “NEOs,” “executive officers,” or “Senior Management” do not include Messrs. Brightman and Serrano. The total compensation paid by TETRA to Messrs. Brightman and Serrano in 2017 will be disclosed in TETRA’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2018.

Impact of the Industry Downturn on Compensation

The unprecedented and lengthy downturn experienced by the oil and gas service industry beginning in 2014 required us to take certain cost reduction actions during 2015 and 2016 that had a significant impact on several elements of Senior Management compensation. As we moved through 2017 and began to see signs of a recovery for the industry, we were able to effectively return most elements of Senior Management compensation to pre-downturn (2014) levels. In the latter half of 2017 and entering 2018, we are cognizant of the fact that our Senior Management compensation will require adjustment during 2018 in order to retain talent in the recovering market, which is characterized by a highly competitive labor market, particularly in certain geographic areas in which we operate.

•
Reinstatement of Base Pay. As part of our cost reduction efforts during the downturn, in May of 2016 the Compensation Committee approved 10% reductions in the base salaries of each of our NEOs employed by us at that time. The base salaries of each of our NEOs who were subject to the reduction were reinstated in April of 2017.

•
Reinstatement of Company Match under 401(K) Plan. As part of our cost reduction efforts, in May of 2016 TETRA suspended making matching contributions under the 401(K) Plan, which impacted all of our NEOs who were participants in the plan at that time. The matching contribution was reinstated for all participants in our 401(K) Plan, including our NEOs, in August of 2017.

•
Payout of 2017 Annual Cash Incentive Awards. Based on our actual 2017 performance compared to performance measures established by the Compensation Committee for our 2017 annual cash incentive awards, portions of such awards granted to certain of our NEOs were determined to be earned. The earned amounts of such annual incentive awards are expected to be paid to our NEOs on or about March 9, 2018.

Overall Compensation Structure

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

Focus on Performance-Based Pay

In establishing target compensation levels, the Compensation Committee places a significant portion of our NEOs’ compensation “at-risk” through the use of variable compensation, much of which is performance-based. Variable pay includes the following:

•	Annual Incentives - performance-based cash incentives for achievement of specified performance objectives on an annual basis.

•	Performance-Based Unit Awards - performance-based equity incentives that are earned only if specified long-term performance objectives are achieved.

•	Time-Based Unit Awards - time-based equity compensation, the long-term value of which depends on the market price for CCLP’s common units.

Roles and Process

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

The Compensation Committee has the authority to retain compensation consultants, outside counsel, or other advisers to assist the committee in the discharge of its duties. In any given year, the Compensation Committee bases its decision on whether to retain a compensation consultant on factors including prevailing market conditions, regulatory changes governing executive compensation, and the quality of any other relevant data that may be available. If a compensation consultant is engaged with respect to our compensation programs, the Chairman of the Compensation Committee maintains a direct line of communication with the consultant and arranges meetings with the consultant that may include other members of the committee and/or our President, TETRA’s CEO and certain members of TETRA’s senior management, including TETRA's President and Chief Operating Officer ("COO"). The Compensation Committee, and/or its Chairman, also periodically meets with the compensation consultant independently of management. Through this communication with the Chairman of the Compensation Committee, the consultant reports to, and acts at the discretion of, the Compensation Committee.

Role of Compensation Consultant. During 2016, the Compensation Committee retained the services of Pearl Meyer & Partners ("Pearl Meyer"), an independent provider of compensation consulting services, to assist the Compensation Committee in its review of our compensation programs. As part of the engagement, Pearl Meyer provided the Compensation Committee with an evaluation of industry trends and executive compensation issues in August of 2016 that indicated that most companies in our industry had, by that time, frozen or reduced executive base salaries.

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

With the exception of Mr. Serjeant who was first hired by us in November of 2017 and was not subject to the salary reduction program, salary reductions that were implemented during 2016 reducing the base salaries of our NEOs by 10% were still in effect as we entered 2017. On April 1, 2017, the base salary of each of our NEOs who was subject to the 2016 reduction was reinstated. The table below sets forth the base salaries that were in effect for our NEOs as of December 31, 2017. Mr. Knox, our former President, and Mr. Coffie, our former Chief Financial Officer, were no longer employed by us as of year end.

Name	Title	Base Salary as of December 31, 2017
Owen Serjeant	President	$410,000
Ronald J. Foster	Sr. Vice President & Chief Marketing Officer	325,000
C. Brad Benge	Vice President of Operations	240,000
Levent Caglar	Vice President North America Sales, Compression Services	249,000
Timothy A. Knox	Former President	n/a
Derek C. Coffie	Former Chief Financial Officer	n/a

Annual Performance-Based Cash Incentives. Our NEOs and other key employees are eligible to receive annual performance-based cash incentive awards pursuant to TETRA’s Cash Incentive Compensation Plan. The Cash Incentive Compensation Plan was adopted by TETRA’s Board of Directors to provide greater focus on TETRA’s strategic business objectives, further its compensation philosophy, emphasize pay-for-performance, and provide competitive compensation opportunities.

Each member of our Senior Management is provided with an annual, performance-based incentive opportunity, calculated as a percentage of base salary. For each award opportunity, a threshold, target, stretch, and over achievement performance objective is established for each applicable performance measure and the amount of the award payment that may be received is based on the level of achievement of such performance objectives, subject to the discretion of the Compensation Committee.

As part of its December 2016 review of the compensation of our NEOs, the Compensation Committee reviewed a preliminary estimate of the aggregate amount of annual cash incentive compensation to be awarded under TETRA’s Cash Incentive Compensation Plan based on 2016 performance, and discussed the overall effectiveness of the plan in furthering our compensation philosophy. In its consideration of changes for the 2017 plan year, the Compensation Committee gave significant weight to the impact of the prolonged downturn on our industry, and elected not to make changes to the award opportunities available to our NEOs for the 2017 plan year.

The following table sets forth the award opportunities for the 2017 plan year, shown as a percentage of base salary for certain of our NEOs under the Cash Incentive Compensation Plan. Mr. Serjeant, who was not employed by us until November of 2017, did not receive an award opportunity for the 2017 performance period. Mr. Knox, our former President, and Mr. Coffie, our former Chief Financial Officer, were no longer employed by us as of year end 2017.

2017 Award Opportunities - Annual Cash Incentive Compensation Plan
	Threshold	Target	Stretch	Over Achievement
Owen Serjeant	—%	—%	—%	—%
Ronald J. Foster	14%	45%	23%	90%
C. Brad Benge	11%	35%	18%	70%
Levent Caglar	11%	35%	18%	70%
Timothy A. Knox	18%	60%	30%	120%
Derek C. Coffie	11%	35%	18%	70%

The Compensation Committee may establish both financial and non-financial performance measures each year. As part of our ongoing efforts to build a robust culture of performance and a customer-centric environment, each performance measure under the 2017 plan was aligned to one of our four CØRE categories:

• Customers • Drive to ZERØ • Returns • Employees

Under the Cash Incentive Compensation Plan for 2017, actual results for the Adjusted EBITDA performance measure must reach a minimum threshold level of 80% of the established target performance objective for any payments to be earned; below that level of performance, no amount may be paid for any performance measure other than Individual Performance Objectives (IPOs). In addition, if actual results for the Adjusted EBITDA performance measure did not exceed 100% of the target performance objective, no other performance measure could be earned above the target level, regardless of actual results. A threshold payment level of 30% corresponds to the threshold performance level of 70 - 80% of each established performance objective (with the exception of performance measures in the Drive to Zero category, for which no payment is earned for results below the target performance level); for actual results that fall between threshold and target, straight line interpolation is used to determine the earned amount of the award. The following table shows each performance measure for our NEOs, the CØRE strategy to which it aligns, the target performance objective under our 2017 annual incentive plan, our 2017 results, the percentage of the target performance objective attained, and the resulting percentage of the award deemed to have been earned based on 2017 results and the performance criteria discussed above.

	Strategy	Performance Measure	Target Performance Objective	Result of 2017 Performance Period	% of Target Attained(1)	% of Target Earned(1)
CUSTOMERS	Develop new business, retain customers and manage price to protect market share	New AMS Parts & Business	$4.0 million	$7.8 million	196.1%	100.0%
		New Unit Sales	$47.8 million	$38.4 million	80.3%	54.1%
		Fleet Utilization	83.7% by year-end	83.2%	99.4%	95.8%
DRIVE to ZERØ	Change behaviors, identify hazards, and manage risks to Drive to Zero incidents	TRIR(2)	0.93	1.76	0.0%	0.0%
		CVIR(2)	0.56	0.48	114.3%	100%
		BBO Participation(2)	75%	91%	121.3%	100%
RETURNS	Identify synergies, optimize costs and leverage to safeguard profitability	Adjusted EBITDA	$93.8 million	$81.1 million	86.5%	52.7%
		Distributable Cash Flow	$54.0 million	$31.8 million	58.5%	0.0%
EMPLOYEES	Train, retain, and recognize high value employees to improve performance	Retention	90% of high value employees	100% retention	100.0%	100.0%
		Performance Review	Annual Review	100.0% completion	100.0%	100.0%
		Training	1 training completed per qtr, per employee	Better than 90% of employees completed each quarterly training	100.0%	100.0%
(1) Performance measures that were attained above the target (100%) performance level were capped at target payout under the performance criteria described above. For performance measures attained below the target (100%) performance level, straight line interpolation was used to determine the percentage of target earned.
(2) Total Recordable Incident Rate, Chargeable Vehicle Incident Rate, and Behavioral Based Observation Participation

The relative weight of specific performance measures varies based on each participant's responsibilities; however, for each NEO, performance measures in the Returns category comprise 60 - 70% of the total target annual incentive, reflecting our NEOs’ significant focus on generating strong financial returns. Individual performance objectives (“IPOs”) for each NEO are aligned to the CØRE strategies and were approved by the Compensation Committee in February of 2017. The following tables show the weight of each performance measure, the percentage of the award deemed to have been earned based on 2017 results and the performance criteria discussed above, and the amount of the award opportunity earned related to each performance measure. Messrs. Knox and Coffie, who were no longer employed by us at year end, did not receive award payments.

	Target Amount of Award Opportunity	Weight of Metric	% of Target Earned	Weighted % Earned	Amount of Award Earned
Ronald J. Foster	$146,250
Distributable Cash Flow		50.0%	—%	—%	$—
Adjusted EBITDA		20.0%	52.7%	10.6%	$15,503
Fleet Utilization		3.3%	95.8%	3.2%	$4,651
New Unit Sales		3.3%	54.1%	1.8%	$2,618
New AMS Parts & Business		3.3%	100.0%	3.3%	$4,826
TRIR		1.7%	—%	—%	$—
CVIR		1.7%	100.0%	1.7%	$2,442
BBO Participation		1.7%	100.0%	1.7%	$2,442
High Value Retention		1.7%	100.0%	1.7%	$2,442
Training		1.7%	100.0%	1.7%	$2,442
Performance Review		1.7%	100.0%	1.7%	$2,442
IPOs		10.0%	90.0%	9.0%	$13,163
		100.0%			$52,972

	Target Amount of Award Opportunity	Weight of Metric	% of Target Earned	Weighted % Earned	Amount of Award Earned
C. Brad Benge	$84,000
Distributable Cash Flow		45.0%	—%	—%	$—
Adjusted EBITDA		15.0%	52.7%	7.9%	$6,644
Fleet Utilization		3.3%	95.8%	3.2%	$2,671
New Unit Sales		3.3%	54.1%	1.8%	$1,512
New AMS Parts & Business		3.3%	100.0%	3.3%	$2,797
TRIR		3.3%	—%	—%	$—
CVIR		3.3%	100.0%	3.3%	$2,797
BBO Participation		3.3%	100.0%	3.3%	$2,797
High Value Retention		1.7%	100.0%	1.7%	$1,403
Training		1.7%	100.0%	1.7%	$1,403
Performance Review		1.7%	100.0%	1.7%	$1,403
IPOs		15.0%	90.0%	13.5%	$11,340
		100.0%			$34,768

	Target Amount of Award Opportunity	Weight of Metric	% of Target Earned	Weighted % Earned	Amount of Award Earned
Levent Caglar	$87,150
Distributable Cash Flow		45.0%	—%	—%	$—
Adjusted EBITDA		15.0%	52.7%	7.9%	$6,894
Fleet Utilization		3.3%	95.8%	3.2%	$2,771
New Unit Sales		3.3%	54.1%	1.8%	$1,569
New AMS Parts & Business		3.3%	100.0%	3.3%	$2,902
TRIR		3.3%	—%	—%	$—
CVIR		3.3%	100.0%	3.3%	$2,902
BBO Participation		3.3%	100.0%	3.3%	$2,902
High Value Retention		1.7%	100.0%	1.7%	$1,455
Training		1.7%	100.0%	1.7%	$1,455
Performance Review		1.7%	100.0%	1.7%	$1,455
IPOs		15.0%	90.0%	13.5%	$11,765
		100.0%			$36,071

Long-Term Incentive Awards. Equity incentives consisting primarily of awards of phantom units and performance phantom units comprise a significant portion of our NEOs’ total compensation package. The Compensation Committee seeks to strike a balance between achieving short-term annual results and ensuring strong long-term success through its use of equity awards, which are geared toward longer-term performance as they generally, though not always, vest ratably over a three-year period, and their values are materially affected by market price appreciation of the underlying security. We believe that tying a significant portion of the compensation of our Senior Management team directly to our unitholders’ returns is an important aspect of our total compensation plan.

The following table summarizes the elements of our long-term incentive ("LTI") program and their alignment with our compensation principles:

Component of LTI Program	Terms	Alignment with Compensation Principles
Performance Phantom Units (50% of LTI mix)
• 3-year performance period
• Target award amounts denominated in units
• Payout range is 0% to 200% of target award
• Performance determined by pre-established 3-year financial metric approved by the Compensation Committee and the Board of our general partner

• Long-term, performance-based phantom units work in conjunction with annual awards of time-based units to provide us with increased retention value and reward participants for both improved financial results and improvement in the market price for our units.

Time-Based Phantom Units (50% of LTI mix)	• Units vest in equal installments over 3-year period, subject to continued service	• Time-based phantom units are a key element in aligning our Senior Management's interests with those of our unitholders.

2017 LTI Awards

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

The following table sets forth the number of time-based phantom units and/or performance-based phantom units awarded to our NEOs, other than Mr. Serjeant, in February 2017, and the time-based phantom units awarded to Mr. Serjeant as an inducement to his employment with us in November 2017. The aggregate grant date fair value of these awards was determined in accordance with FASB ASC Topic 718.

	Number of Time-Based Phantom Units	Number of Performance-Based Phantom Units	Aggregate Grant Date Fair Value Of Unit Awards
Owen Serjeant	94,697	—	$500,000
Ronald J. Foster	2,804	2,804	$60,342
C. Brad Benge	7,010	7,010	$150,855
Levent Caglar	5,608	5,608	$120,684
Timothy A. Knox	21,029	21,029	$452,544
Derek C. Coffie	4,206	4,206	$90,513

Three-Year Performance Phantom Unit Awards Granted in 2015. In May 2015, our Board approved awards of performance-based phantom units with tandem distribution equivalent rights ("DERs") to certain officers as of such date, including Mr. Foster. The performance-based phantom unit awards covered the performance period of January 1, 2015 through December 31, 2017 and under such awards, up to 200% of the "Target" number of phantom units granted under the award could be earned based on our three-year cumulative distributable cash flow ("DCF") per outstanding unit for the performance period ending December 31, 2017, relative to the following performance objectives established by our Board:

3-Year Cumulative DCF per Outstanding Unit	Percentage of Phantom Units Earned
Less than $6.78	—%
$6.78	50%
$7.98 (Target)	100%
$10.37	150%
> $11.97 (Maximum)	200%

For DCF per outstanding unit amounts that fell between any of the performance objectives set forth above, straight line interpolation was to be used to determine the specific number of phantom units earned. In February of 2018, our Board determined that the required threshold performance objective for the three-year cumulative DCF per outstanding unit performance measure had not been met, and based on such determination, none of the units awarded had been earned.

CEO Pay Ratio

Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, require disclosure regarding the relationship of the annual compensation of our employees and the annual compensation of our Chief Executive Officer. As discussed in the "About CSI Compressco LP" and "Employees" sections under Part I, Item 1 of this Form 10-K, we have no employees. Nonetheless, in an effort to comply with this requirement, the pay ratio provided below has been calculated as the total 2017 annual compensation for Mr. Serjeant, divided by the total annual compensation of the median employee providing services to us pursuant to the Omnibus Agreement.

We used a consistently applied compensation measure to identify the median of the annual total compensation of all the employees of our general partner, and to determine the annual total compensation of the President of our general partner, Mr. Serjeant. To make them comparable, salaries for newly hired employees who had worked less than a year (including the salary of Mr. Serjeant), were annualized, and the target annual bonus amount was applied to their total compensation measure. For 2017:

• Median employee total annual compensation	$79,664
• Mr. Serjeant's total annual compensation	$1,297,000
• Ratio of President to median employee compensation	16.3 to 1

To identify the median of the annual total compensation of all employees of our general partner and the median employee's total compensation, we took the following steps:

•
We determined that our employee population as of December 31, 2017, consisted of approximately 632 full- and part-time employees located in the U.S. and Canada (we do not have temporary or seasonal workers).

•	We selected December 31, 2017 as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

•
For our employees located in Canada and paid in Canadian currency, we converted each such employee's total annual compensation as of December 31, 2017 to U.S. dollars; however, we did not make any cost of living adjustments with respect to either Canadian or U.S. employees.

Tax Deductibility of Compensation

With respect to the deduction limitations under Section 162(m) of the Code, we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Nonetheless, the taxable compensation paid to each of the NEOs in 2017 was less than the Section 162(m) threshold of $1,000,000.

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

401(k) Plan. Due to our relationship with TETRA, our employees are eligible to participate in TETRA’s 401(k) Retirement Plan (the “401(k) Plan”), which is intended to supplement a participant’s personal savings and social security. Under the 401(k) Plan, eligible employees may contribute on a pretax basis up to 70% of their compensation, subject to an annual maximum established under the Code. Our general partner generally makes a matching contribution under the 401(k) Plan equal to 50% of the first 6% of a participant’s annual compensation that is contributed to the 401(k) Plan; however, in connection with other cost reduction efforts, the matching contribution was suspended from May of 2016 through August of 2017. All employees (other than nonresident aliens) who have reached the age of eighteen and have completed six months of service with us are eligible to participate in the 401(k) Plan.

Nonqualified Deferred Compensation Plan. Certain of our Senior Management, directors, and certain other key employees have the opportunity to participate in TETRA’s Executive Nonqualified Excess Plan, which is an unfunded, deferred compensation program. Under the program, participants may defer a specified portion of their annual total cash compensation, including salary and performance-based cash incentive, subject to certain established minimums. The amounts deferred increase or decrease depending on the deemed investment elections selected by the participant from among various hypothetical investment election options. Deferral contributions and earnings credited to such contributions are 100% vested and may be distributed in cash at a time selected by the participant and irrevocably designated on the participant’s deferral form. In-service distributions may not be withdrawn until two years following the participant’s initial enrollment. Notwithstanding the participant’s deferral election, the participant will receive distribution of his deferral account if the participant becomes disabled or dies, or upon a change in control. None of our NEOs participated in the Executive Nonqualified Excess Plan during 2017.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. Messrs. Knox (during the time in 2017 when we was our President), Foster, Benge, and Caglar receive car allowances or are entitled to the use of a company-owned vehicle, as is the case for all of our sales and field service personnel. In September of 2016, Mr. Knox began receiving a monthly housing allowance that was to be paid for one year (until September 2017) to assist in his transition to The Woodlands facility. During 2017, except for Mr. Knox's temporary housing allowance and the car allowances (or the use of a company-owned car) for Messrs. Knox, Foster, Benge, and Caglar, no NEO received an allowance from us for any of the above or a reimbursement for any expense incurred for non-business purposes.

Employment Agreements

Effective August 4, 2014, in connection with the acquisition of CSI, we entered into Employment Agreements with Messrs. Knox, Foster, and Benge. Each of these Employment Agreements expired during 2017 and is no longer in effect. We also entered into a Change of Control Agreement with Mr. Knox that has been terminated and is no longer in effect. Separately, we have entered into Change of Control Agreements with Messrs. Serjeant and Foster that are further described below.

Double Trigger Change of Control Agreements

We have entered into change of control agreements (the “COC Agreements”) with Messrs. Serjeant and Foster. The COC Agreements have an initial two-year term, with automatic one-year extensions on the second anniversary of the effective date and every anniversary date thereafter, unless a cancellation notice is given at least 90 days prior to the expiration of the then applicable term. Under the COC Agreements, we have an obligation to provide certain benefits to each applicable NEO upon a qualifying termination event that occurs in connection with or within two years following a “change of control” of us or TETRA. A qualifying termination event under the COC Agreements includes the termination of the NEO's employment with us other than for Cause (as that term is defined in the COC Agreement) or termination by the NEO for Good Reason (as that term is defined in the COC Agreement). For an overview of the specific terms and conditions of the COC Agreements, please read the section titled "Potential Payments upon a Change of Control or Termination" in this Item 11, below.

Indemnification Agreements

We and each of our current directors and our NEOs have executed an indemnification agreement that provides that we will indemnify them to the fullest extent permitted by our Second Amended and Restated Certificate of Limited Partnership, Bylaws, and applicable law. The indemnification agreement also provides that our directors and officers will be entitled to the advancement of fees as permitted by applicable law and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall be indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his or her services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as an officer or director, subject to the terms and conditions of that insurance. In addition, Messrs. Brightman, Coombs, Murphy, Serrano, and Sullivan, in their capacities as directors and/or executive officers of TETRA, have executed indemnification agreements with TETRA that are substantially similar to the indemnification agreements executed by each of them in connection with their services to us, and they benefit from the protection of similar insurance.

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

Submitted by the Board of Directors of CSI Compressco GP Inc.,

Stuart M. Brightman, Chairman
Paul D. Coombs            Brady M. Murphy
D. Frank Harrison            Owen A. Serjeant
James R. Larson            William D. Sullivan

Compensation of Executive Officers

Summary Compensation

The following table sets forth the compensation earned by (i) our President (“Principal Executive Officer”), (ii) our former Presidents, who served as Principal Executive Officers for portions of 2017, (iii) our Chief Financial Officer (“Principal Financial Officer”), (iv) our former Chief Financial Officer, who served as the Principal Financial Officer for a portion of 2017, and (iv) each of our three other most highly compensated executive officers (each a “Named Executive Officer”) for the fiscal year ended December 31, 2017.

 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Unit Awards(1)	Non-Equity Incentive Plan Comp.	All Other Comp.(2)	Total
		($)	($)	($)	($)	($)	($)
Owen A. Serjeant(3)	2017	$39,423	$—	$500,000	$—	$—	$539,423
President

Elijio V. Serrano	2017	(4)	(4)	$—	(4)	(4)	$—
Chief Financial Officer	2016	(4)	(4)	225,628	(4)	(4)	225,628
	2015	(4)	(4)	375,019	(4)	(4)	375,019

C. Brad Benge(5)	2017	$233,538	$100,000	$150,855	$34,768	$76,338	$595,499
VP of Operations	2016	225,231	—	142,505	—	16,290	384,026
	2015	240,000	—	117,066	49,014	17,729	423,809

Ronald J. Foster	2017	$316,250	$—	$60,342	$52,972	$126,516	$556,080
SVP, Chief Marketing Officer	2016	300,813	—	71,261	—	60,329	432,403
	2015	325,000	—	162,604	73,856	45,347	606,807

Levent Caglar	2017	$226,330	$—	$120,684	$36,071	$10,721	$393,806
VP NA Sales, Comp. Serv.	2016	183,011	—	95,003	—	33,075	311,089

Timothy A. Knox	2017	$288,846	$—	$452,544	$—	$205,744	$947,134
Former President (PEO)	2016	328,769	—	427,514	—	41,628	797,911
	2015	400,000	—	450,006	121,200	25,065	996,271

Stuart M. Brightman	2017	(4)	(4)	$—	(4)	(4)	$—
Former President (PEO)	2016	(4)	(4)	625,002	(4)	(4)	625,002
	2015	(4)	(4)	884,031	(4)	(4)	884,031

Derek C. Coffie(6)	2017	$59,946	$—	$90,513	$—	$—	$150,459
Former Chief Financial Officer	2016	129,808	—	200,001	—	59,580	389,389

(1)
The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2017, 2016, and 2015, as applicable, in accordance with FASB ASC Topic 718. The grant date fair value of performance phantom unit awards granted in each year are reported based on the probable outcome of the performance conditions on the grant date. The value of the 2017 performance phantom unit awards assuming achievement of the maximum performance level would be: Mr. Benge, $150,855; Mr. Foster, $60,342; Mr. Caglar, $120,684; Mr. Knox, $452,544; and Mr. Coffie, $90,513. Phantom unit awards and performance phantom unit awards granted under the CSI Compressco equity plan on February 24, 2017 relate to our common units and are valued at $10.76 per common unit in accordance with FASB ASC Topic 718. The phantom unit award granted to Mr. Serjeant on November 20, 2017 is valued at $5.28 per common unit in accordance with FASB ASC Topic 718. Each phantom unit award granted on February 24, 2017 and November 20, 2017 was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(2)
The amounts reflected represent: (i) matching contributions under our 401(k) Retirement Plan; (ii) for Messrs. Knox, Benge, Foster, and Caglar, the value of distribution equivalent rights settled in connection with the vesting of unit awards that relate to CSI Compressco's common units, which was $71,105 for Mr. Benge, $124,253 for Mr. Foster, $4,555 for Mr. Caglar, and $172,599 for Mr. Knox in 2017; (iii) for Messrs. Benge, Foster, Caglar, and Knox, a car allowance for the use of a company-owned vehicle; (iv) for Mr. Knox in 2016 and 2017, the aggregate value of his monthly housing allowance, which was $30,875 in 2017; (v) and for Mr. Coffie in 2016, a relocation allowance under the terms of his initial offer of employment with us.

(3)	Mr. Serjeant was first employed by us on November 20, 2017. Prior period information is not applicable.

(4)
The compensation of Mr. Brightman, the CEO of TETRA ,and Mr. Serrano, the Sr. Vice President and Chief Financial Officer of TETRA, is determined by TETRA. As noted above, no compensation has been reported for Messrs. Brightman and Serrano other than grants of phantom unit awards in 2015 and 2016 because none of their compensation is specifically allocated to us and no portion payable by us under the Omnibus Agreement is specifically allocated to the services provided to us by either Mr. Brightman or Mr. Serrano. The phantom units awarded to Messrs. Brightman and Serrano in 2015 and 2016 are also included in the Summary Compensation Table of TETRA's Proxy.

(5)
The amount included in the "Bonus" column for Mr. Benge in 2017 is the first of two cash retention awards payable to Mr. Benge under the terms of the cash retention award letter date May 15, 2017. The second payment under such letter, in the amount of $200,000, is payable to Mr. Benge on May 15, 2018.

(6)	Mr. Coffie was first employed by us on June 20, 2016. Prior period information is not applicable.

Grants of Plan Based Awards

The following table discloses the actual number of phantom unit awards and performance phantom unit awards granted under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan during the fiscal year ended December 31, 2017 to each Named Executive Officer, including the grant date fair value of these awards, and the threshold, target, and maximum amounts of the annual non-equity (cash) incentive granted under TETRA’s Cash Incentive Compensation Plan during the fiscal year ended December 31, 2017 to each Named Executive Officer.

Grants of Plan Based Awards Table

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Units	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date		Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)	(#)	($)
Owen A. Serjeant	11/20/2017	(4)							94,697	$500,000

Elijio V. Serrano										$—

C. Brad Benge	2/22/2017	(1)	$25,200	$84,000	$168,000
	2/24/2017	(5)				701	7,010	14,020		$75,428
	2/24/2017	(6)							7,010	$75,428

Ronald J. Foster	2/22/2017	(1)	$43,875	$146,250	$292,500
	2/24/2017	(5)				280	2,804	5,608		$30,171
	2/24/2017	(6)							2,804	$30,171

Levent Caglar	2/22/2017	(1)	$26,145	$87,150	$174,300
	2/24/2017	(5)				561	5,608	11,216		$60,342
	2/24/2017	(6)							5,608	$60,342

Timothy A. Knox	2/22/2017	(1)	$72,000	$240,000	$480,000
	2/24/2017	(5)				2,103	21,029	42,058		$226,272
	2/24/2017	(6)							21,029	$226,272

Stuart M. Brightman										$—

Derek C Coffie	2/22/2017	(1)	$26,250	$87,500	$175,000
	2/24/2017	(5)				421	4,206	8,412		$45,257
	2/24/2017	(6)							4,206	$45,257

(1)
The estimated possible payouts under non-equity incentive plan awards granted on February 22, 2017 are the threshold, target, and maximum amounts of the annual cash incentive granted for 2017 performance under TETRA’s Cash Incentive Compensation Plan. The actual amounts of annual cash incentive earned for 2017 performance, but unpaid as of the date of this filing, are as follows: Mr. Benge, $34,768; Mr. Foster, $52,792; and Mr. Caglar, $36,071. Messrs. Knox and Coffie, who were no longer employed by us as of year end 2017, did not earn an annual cash incentive for the 2017 performance period.

(2)
The equity incentive plan awards granted on February 24, 2017 are the threshold, target, and maximum numbers of our common units that may be earned under performance phantom unit awards granted under the CSI Compressco equity plan. "Threshold" is the lowest possible payout (10% of the award) and "maximum" is the highest possible payout (200% of the award).

(3)
The FASB ASC Topic 718 value of the phantom unit and performance phantom unit awards granted under the CSI Compressco equity plan on February 24, 2017 is $10.76 per unit. The FASB ASC Topic 718 value of the phantom unit award granted under the CSI Compressco equity plan on November 20, 2017 is $5.28 per unit. Performance phantom units are shown at target value.

(4)
The phantom unit award granted under the CSI Compressco equity plan on November 20, 2017 vests over a three-year period at a rate of one-third per year beginning on the first anniversary date of the award based on continued employment over such three-year period.

(5)
Performance phantom unit awards granted on February 24, 2017 may be earned under the CSI Compressco equity plan based on the level of achievement of the cumulative distributable cash flow per outstanding unit performance objective for the three-year performance period ending on December 31, 2019. Each performance phantom unit award was granted in tandem with DERs that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(6)
Phantom unit awards granted under the CSI Compressco equity plan on February 24, 2017 vest over a three-year period at a rate of one-third per year beginning on the first anniversary date of the award based on continued employment over such three-year period.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding stock option awards previously awarded by TETRA and classified as exercisable as of December 31, 2017 for each Named Executive Officer. The table also discloses the number and value of unvested phantom unit awards granted under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2017.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards(1)				Unit Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Units that Have Not Vested		Market Value of Units that Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Units that Have Not Vested(3)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Units that Have Not Vested(3)
Name	Options Exercisable	Options Unexercisable
	(#)	(#)	($/Share)		(#)		($)	(#)		($)
Owen A. Serjeant					94,697	(4)	$517,993
Elijio Serrano(5)					6,984	(6)	$38,202	26,989	(7)	$147,630
C. Brad Benge					908	(8)	$4,967
C. Brad Benge					5,682	(9)	$31,081	8,523	(7)	$46,621
C. Brad Benge					7,010	(10)	$38,345	7,010	(11)	$38,345
Ronald J. Foster	8,000	—	$21.10	5/20/2018
Ronald J. Foster	31,500	—	$4.17	4/9/2019
Ronald J. Foster	14,500	—	$10.20	5/20/2020
Ronald J. Foster					1,262	(8)	$6,903
Ronald J. Foster					2,841	(9)	$15,540	4,262	(7)	$23,313
Ronald J. Foster					2,804	(10)	$15,338	2,804	(11)	$15,338
Levent Caglar					667	(8)	$3,648
Levent Caglar					3,788	(9)	$20,720	5,682	(7)	$31,081
Levent Caglar					5,608	(10)	$30,676	5,608	(11)	$30,676
Stuart M. Brightman(5)					13,967	(6)	$76,399	74,761	(7)	$408,943

(1)
All outstanding option awards relate to TETRA’s common stock. Under the terms of TETRA’s equity plans, the option exercise price must be greater than or equal to 100% of the closing price of the common stock on the date of grant.

(2)	All outstanding unit awards relate to our common units. Market value is determined by multiplying the number of units that have not vested by $5.47, the closing price of our common units on December 29, 2017.

(3)
The number of units earned under these performance phantom unit awards will be determined based on actual level of achievement of an established performance objective. The amounts shown in these columns assume achievement of the target performance objective. Market value is determined by multiplying the target number of unearned units that have not vested by $5.47, the closing price of our common units on December 29, 2017.

(4)	One-third portions of the phantom unit award granted on November 20, 2017 will vest on November 20, 2018, November 20, 2019, and November 20, 2020.

(5)
The table above includes only the outstanding equity awards held by Messrs. Serrano and Brightman in the Partnership. Outstanding equity awards held by Messrs. Serrano and Brightman in TETRA will be reflected in TETRA’s 2018 Proxy Statement.

(6)	The phantom unit award will cliff-vest on May 4, 2018.

(7)
The performance phantom unit award for the performance period of January 1, 2016 through December 31, 2018 may be settled pursuant to the terms of the award in March of 2019 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

(8)	The remaining one-third portion of the unvested phantom unit award granted on May 4, 2015 will vest on May 4, 2018.

(9)	One-third portions of the remaining unvested phantom unit award granted on May 2, 2016 will vest on May 2, 2018, and May 2, 2019.

(10)	One-third portions of the unvested phantom unit award granted on February 24, 2017 will vest on February 24, 2018, and February 24, 2019.

(11)
The performance phantom unit award for the performance period of January 1, 2017 through December 31, 2019 may be settled pursuant to the terms of the award in March of 2020 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

Option Exercises and Stock Vested

The following table sets forth certain information regarding phantom unit awards and performance phantom unit awards under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan that became vested or were earned for each of our Named Executive Officers during the fiscal year ended December 31, 2017.

Option Exercises and Stock Vested Table

	Option Awards		Unit Awards(1)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Owen A. Serjeant	—	$—	—	$—
Elijio V. Serrano	—	$—	—	$—
C. Brad Benge	—	$—	32,806	$160,305
Ronald J. Foster	—	$—	54,490	$258,757
Levent Caglar	—	$—	3,185	$23,559
Tim Knox	—	$—	80,742	$404,627
Stuart M. Brightman	—	$—	—	$—
Derek C. Coffie	—	$—	—	$—

(1)	Includes the number and value of units issued pursuant to DERs settled in tandem with phantom unit awards.

(2)
The table above reflects only the activity of Messrs. Serrano and Brightman with respect to equity awards granted by the Partnership. Any activity with respect to TETRA’s equity awards will be reflected in TETRA’s 2018 Proxy Statement.

Nonqualified Deferred Compensation

TETRA maintains the TETRA Technologies, Inc. Executive Nonqualified Excess Plan, an unfunded, nonqualified deferred compensation plan that allows participants to defer a portion of their base salaries and performance-based compensation. As of December 31, 2017, none of the Named Executive Officers had elected to participate in this plan.

Potential Payments upon a Change of Control or Termination

Effective August 4, 2014, in connection with the acquisition of CSI, we entered into Employment Agreements with Messrs. Knox, Foster, and Benge. Each of these Employment Agreements has expired and is no longer in effect. We also entered into a Change of Control Agreement with Mr. Knox that has been terminated and is no longer in effect. Separately, we have entered into Change of Control Agreements with Messrs. Serjeant and Foster that are further described below.

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

Change of Control Agreement with Mr. Serjeant. We have entered into a change of control agreement with Mr. Serjeant (the “Serjeant COC Agreement”). The Serjeant COC Agreement has an initial two-year term, with an automatic one-year extension on the second anniversary of the effective date (and any anniversary date thereafter) unless a cancellation notice is given at least 90 days prior to the expiration of the then applicable term. Under the Serjeant COC Agreement, we have an obligation to provide certain benefits to Mr. Serjeant upon a qualifying termination event that occurs in connection with or within two years following a “change of control” of CSI Compressco LP or TETRA. A qualifying termination event under the Serjeant COC Agreement includes the termination of Mr. Serjeant’s employment by us other than for “Cause” (as that term is defined in the Serjeant COC Agreement) or termination by Mr. Serjeant for “Good Reason” (as that term is defined in the Serjeant COC Agreement).

Under the Serjeant COC Agreement, if a qualifying termination event occurs in connection with or within two years following a change of control, we have an obligation to pay Mr. Serjeant the following cash severance amounts: (i) (A) an amount equal to Mr. Serjeant’s earned but unpaid Annual Bonus (as that term is defined in the Serjeant COC Agreement) attributable to the immediately preceding calendar year and earned but unpaid Long Term Bonus (as that term is defined in the Serjeant COC Agreement) attributable to the performance period ended as of the end of the immediately preceding calendar year to the extent such amounts would have been paid to Mr. Serjeant had he remained employed by us, and in each case only to the extent the performance goals for such bonus were achieved for the applicable performance period, plus (B) Mr. Serjeant’s prorated target Annual Bonus for the current year, plus (C) an amount equal to Mr. Serjeant’s target Long-Term Bonus for each outstanding award; plus (ii) the product of two times the sum of Mr. Serjeant’s Base Salary (as that term is defined in the Serjeant COC Agreement) and target Annual Bonus amount for the year in which the qualifying termination event occurs; plus (iii) an amount equal to the aggregate premiums and any administrative fees applicable to Mr. Serjeant due to an election of continuation of coverage that he would be required to pay if he elected to continue medical and dental benefits under TETRA's group health plan for Mr. Serjeant and his eligible dependents without subsidy from us for a period of two years following the date of his qualifying termination event. The Serjeant COC Agreement also provides for full acceleration of vesting of any outstanding restricted unit awards, phantom unit awards, and other unit-based awards upon any qualifying termination event to the extent permitted under the applicable plan. All payments and benefits due under the Serjeant COC Agreement are conditioned upon the execution and non-revocation by Mr. Serjeant of a release for our benefit. All payments under the Serjeant COC Agreement are subject to reduction as may be necessary to avoid exceeding the amount allowed under Section 280G of the Internal Revenue Code of 1986, as amended.

The Serjeant COC Agreement also contains certain confidentiality provisions and related restrictions applicable to Mr. Serjeant. In addition to restrictions upon improper disclosure and use of Confidential Information (as defined in the Serjeant COC Agreement), Mr. Serjeant agrees that for a period of two years following a termination of employment for any reason, he will not solicit our employees or otherwise engage in a competitive business with us as more specifically set forth in the Serjeant COC Agreement. Such obligations are only binding on Mr. Serjeant if he receives the severance benefits described above.

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

TETRA has Change of Control Agreements with Messrs. Serrano and Brightman, which were in effect during 2017. Payments and benefits under the TETRA Change of Control Agreements are triggered only on a change of control of TETRA. The terms of the TETRA Change of Control Agreements and a quantification of potential benefits to Messrs. Serrano and Brightman under the TETRA Change of Control Agreements will be disclosed in TETRA’s 2018 Proxy Statement.

The following table quantifies the potential payments to Named Executive Officers who were employed by us as of December 31, 2017, under the contracts, agreements, or plans discussed above in various scenarios involving a change of control or termination of employment, assuming a December 31, 2017 termination date. In addition to the amounts reflected in the table, the Named Executive Officers would receive upon termination any salary earned through December 31, 2017, and any benefits they would otherwise be entitled to under TETRA's 401(k) Plan.

Name	Cash Severance Payment	Bonus Payment	Accelerated Vesting of Unit Awards(1)	Continuation of Health Benefits	Total
Owen A. Serjeant
Death/disability	$—	$—	$517,993	$—	$517,993
Retirement	—	—	517,993	—	517,993
Termination for Cause	—	—	—	—	—
Termination for no cause or good reason	—	—	—	—	—
Termination upon a change of control(2)	1,394,000	—	517,993	33,954	1,945,947

Name	Cash Severance Payment	Bonus Payment	Accelerated Vesting of Unit Awards(1)	Continuation of Health Benefits	Total
C. Brad Benge
Death/disability	$—	$—	$159,358	$—	$159,358
Retirement	—	—	159,358	—	159,358
Termination for Cause	—	—	—	—	—
Termination for no cause or good reason	—	—	—	—	—
Termination upon a change of control	—	—	159,358	—	159,358

Ronald J. Foster
Death/disability	$—	$—	$76,432	$—	$76,432
Retirement	—	—	76,432	—	76,432
Termination for Cause	—	—	—	—	—
Termination for no cause or good reason	—	—	—	—	—
Termination upon a change of control(2)	942,500	52,972	76,432	44,478	1,116,382

Levent Caglar
Death/disability	$—	$—	$116,801	$—	$116,801
Retirement	—	—	116,801	—	116,801
Termination for Cause	—	—	—	—	—
Termination for no cause or good reason	—	—	—	—	—
Termination upon a change of control	—	—	116,801	—	116,801

(1)
Our Amended and Restated 2011 Long Term Incentive Plan allows acceleration upon termination following a change of control and upon death, disability, or retirement at the discretion of our Board of Directors (with regard to Named Executive Officers). Under the terms of COC Agreements with Messrs. Serjeant and Foster, acceleration would automatically occur upon a qualifying termination of employment following a change of control. The value of accelerated unit awards is calculated by multiplying the number of accelerated units by $5.47, the closing price of our common units on December 29, 2017.

(2)
Pursuant to the terms of Change of Control Agreements with Messrs. Serjeant and Foster, amounts shown represent a multiple of base salary plus target annual cash bonus, payment of the earned portion of annual bonuses for the 2017 performance period, acceleration of outstanding unit awards, and provision of health benefits through December 31, 2019.

Director Compensation

As of January 1, 2017, each director who is not an employee of our general partner, TETRA, or any of its subsidiaries, receives non-cash compensation of $60,000 per year for attending regularly scheduled board meetings. The non-cash compensation is paid for the upcoming service year in the form of phantom unit awards that have an intended value of $60,000, prorated for any newly-elected director to such director's date of election and that vest over the service year as set forth below. Directors who are appointed as the chairmen of our Conflicts Committee and Audit Committee receive additional non-cash compensation of $5,000 and $10,000 per year, respectively, prorated from their respective dates of appointment in their initial year of service, which is also paid in the form of phantom unit awards. All such awards of phantom units are granted under our Amended and Restated 2011 Long Term Incentive Plan. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director is paid an annual cash retainer of $60,000 per year, paid in quarterly installments. On July 1, 2016, the Board of Directors voluntarily agreed to a 10% reduction in the annual cash retainer to align with the employee wage and salary reductions implemented in 2016; the annual cash retainer was reinstated to $60,000 on March 1, 2017. The value of the equity award remained unchanged.

Directors who are also our officers or employees, or officers or employees of TETRA, do not receive any compensation for duties performed as our directors. Consequently, none of Mr. Serjeant, our President, Mr. Knox, our former President, Mr. Brightman, who served as our President for a portion of 2017 and is the Chief Executive Officer of TETRA, or Mr. Elkhoury, the former Senior Vice President and Chief Operating Officer of TETRA who

also served as our director for a portion of the year, was compensated for his service to us as a director during 2017.

On May 5, 2017, the Board approved awards of 8,634 phantom units with an aggregate grant date fair market value of $60,438 to Messrs. Coombs, Harrison, Larson, and Sullivan for their service as directors during the May 2017 through May 2018 service year. Also on May 5, 2017, with regard to the May 2017 through May 2018 service year, Mr. Harrison received an additional award of 719 phantom units with a grant date fair market value of $5,033 for his service as chairman of the Conflicts Committee, and Mr. Larson received an additional award of 1,438 phantom units with a grant date fair market value of $10,066 for his service as chairman of the Audit Committee. One-third of all of the phantom units so awarded were immediately vested on May 5, 2017, and additional one-third portions of each award vest on January 5, 2018 and May 5, 2018. A phantom unit is a notional unit that entitles the director to receive a common unit of the Partnership upon vesting of the phantom unit. Each award of phantom units to Messrs. Coombs, Harrison, Larson, and Sullivan was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of common units equal in value to any distributions we pay during the period the award is outstanding times the number of unvested phantom units subject to the award. DERs are subject to the same vesting restrictions and risk of forfeiture applicable to the corresponding phantom units. It is anticipated that directors will be appointed to the Board in May of each calendar year.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2017.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)		Unit Awards(2)		All Other Compensation		Total
	($)		($)		($)		($)
Stuart M. Brightman	$—	(3)	$—	(3)	$—	(3)	$—	(3)
Joseph Elkhoury	—	(3)	—	(3)	—	(3)	—	(3)
Paul D. Coombs	58,500		60,438		—		118,938
D. Frank Harrison	58,500		65,471		—		123,971
James R. Larson	58,500		70,504		—		129,004
Owen A. Serjeant	—	(3)	—	(3)	—	(3)	—	(3)
William D. Sullivan	58,500		60,438		—		118,938

(1)	The amounts in this column reflect payments earned for service as a non-employee director during 2017.

(2)	Phantom units granted on May 5, 2017 are valued at $7.00 per common unit in accordance with FASB ASC Topic 718.

(3)	Mr. Elkhoury served as our director until June 2, 2017. Messrs. Brightman and Elkhoury did not receive compensation for their service as directors during 2017.

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

Management and Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board is not required to maintain, and does not maintain, a compensation committee. During 2017, Messrs. Brightman, Elkhoury, Knox, and Serjeant, who were directors of our general partner, were also executive officers of TETRA. All compensation decisions with respect to Messrs. Brightman and Elkhoury are made by TETRA and they do not receive any compensation directly from us or from our general partner, with the exception of equity awards granted under our Amended and Restated 2011 Long Term Incentive Plan, as described above. All compensation decisions with respect to Messrs. Knox and Serjeant are made by TETRA and our general partner as described above, with the exception of equity awards under the CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan which, if awarded, are granted by our general partner’s Board. Please read Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” below, for information about relationships among us, our general partner, and TETRA.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth certain information with respect to the beneficial ownership of our common units as of December 31, 2017 with respect to each person that beneficially owns five percent (5%) or more of our outstanding common units, and as of March 1, 2018, with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned		Percentage of Class(1)

TETRA Technologies, Inc. 24955 Interstate 45 North The Woodlands, Texas 77380	15,151,743	(2)	38.9%
OppenheimerFunds, Inc. 225 Liberty Street New York, New York 10281	3,758,958	(3)	10.4%
Hudson Bay Capital Management LP 777 Third Avenue, 30th Floor New York, New York 10017	4,079,568	(4)	9.9%
Goldman Sachs Asset Management 200 West Street New York, New York 10282	3,321,164	(5)	9.1%
Stuart M. Brightman	24,700		*
Paul D. Coombs	30,063		*
D. Frank Harrison	29,535		*
James R. Larson	35,405		*
Brady M. Murphy	—		*
William D. Sullivan	44,832		*
C. Brad Benge	26,206		*
Ronald J. Foster	87,205		*
Levent Caglar	14,531		*
Director and executive officers as a group (13 persons)	299,575		0.9%

*	Less than 1%.

(1)	Reflects common units beneficially owned as a percentage of common units outstanding.

(2)
The common units beneficially owned by TETRA Technologies, Inc. are directly held of record by our general partner, CSI Compressco Investment, LLC, and TETRA International Incorporated, each a wholly owned subsidiary of TETRA Technologies, Inc. Each of our general partner and TETRA International Incorporated has sole voting and investment power over the common units held by them. As a result, TETRA Technologies, Inc. has indirect, sole voting and investment power over the common units held by our general partner and TETRA International Incorporated. In addition, the number of common units does not include common units that are issuable within sixty (60) days of February 28, 2018, upon conversion of a portion of the Preferred Units held by CSI Compressco Investment LLC. Such Preferred Units are converted into common units based upon a conversion price determined by the trading prices of the common units over the month preceding the conversion date and as a result, the number of common units is indeterminable at this time.

(3)	Pursuant to a Schedule 13G/A dated January 10, 2018, Oppenheimer Funds, Inc. reports shared voting power and shared dispositive power with respect to 3,758,958 of our common units.

(4)
Pursuant to Schedule 13G dated February 2, 2018, Hudson Bay Capital Management L.P and Sander Gerber report shared voting power and shared dispositive power with respect to 4,079,568 of our common units (including 3,728,637 common units issuable upon conversion of Series A Preferred Units). Hudson Bay Capital Management L.P. serves as the investment manager to Hudson Bay MLP Fund LP and HB Fund LLC. HB Fund LLC serves as the managing member of HBC MLP LLC. The common reported are held by Hudson Bay MLP Fund LP and HBC MLP LLC. Hudson Bay Capital Management L.P. may be deemed to be the beneficial owner of all common units held by HBC MLP LLC and all common units underlying the securities held by Hudson Bay MLP Fund LP and HBC MLP LLC. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, the general partner of Hudson Bay Capital Management LP, and disclaims beneficial ownership of such common units.

(5)
Pursuant to a Schedule 13G/A dated February 8, 2018, Goldman Sachs Asset Management, L.P., together with G.S. Investment Strategies, LLC, report shared voting power and shared dispositive power with respect to 3,321,164 of our common units.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of TETRA as of March 1, 2018 with respect to (i) our directors; (ii) our Named Executive Officers; and (iii) our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Stuart M. Brightman	1,636,666	(1)	1.4%
Paul D. Coombs	751,338		*
D. Frank Harrison	—		*
James R. Larson	—		*
Brady M. Murphy	—		*
William D. Sullivan	167,410		*
C. Brad Benge	—		*
Ronald J. Foster	54,000	(2)	*
Levent Caglar	—		*
Director and executive officers as a group (12 persons)	3,244,786	(3)	2.8%

*	Less than 1%.

(1)	Includes 929,620 shares subject to options exercisable within 60 days of March 1, 2018.

(2)	Includes 54,000 shares subject to options exercisable within 60 days of March 1, 2018.

(3)	Includes 1,315,587 shares subject to options exercisable within 60 days of March 1, 2018.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons. The related person transactions in which we engaged in 2017 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement dated June 20, 2011, as amended on June 20, 2014 as described below, among us, our general partner and TETRA Technologies, Inc. (the “Omnibus Agreement”) and other related party agreements entered into in connection with our Initial Public Offering. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

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

As of March 1, 2018, TETRA and certain of its subsidiaries, including our general partner, owned 15,151,743 common units, which constitutes a 40.0% limited partner interest in us, and an approximate 2% general partner interest in us. Prior to August 18, 2014, TETRA also held 6,273,970 subordinated units. Effective August 18, 2014, all of these subordinated units were automatically converted on a one-for-one basis into common units. TETRA is, therefore, a “related person” to us as such term is defined by the SEC.

In August 2016 and September 2016, we issued and sold 6,999,126 newly-authorized Series A Convertible Preferred Units (the "Preferred Units") in a private placement. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million and representing 12.5% ownership of the Preferred Units.

Distributions and Payments to the General Partner and its Affiliates. We will generally make cash distributions 98% to unitholders on a pro rata basis, including our general partner and certain subsidiaries of TETRA, as the holders of 15,151,743 common units and approximately 2% to our general partner. In addition, because distributions have exceeded certain higher target distribution levels (beginning with the distribution for the three month period ended June 30, 2014) as provided for in our Partnership Agreement, TETRA and our general partner are entitled to Incentive Distribution Rights of the distributions up to 48% of the distributions above the highest target distribution level. However, beginning with the distribution paid in February 2016, our quarterly cash distribution was reduced to $0.1875 per common unit, and fell below the target distribution levels needed to result in Incentive Distribution Rights distribution to the General Partner. In addition, TETRA, as holders of 874,891 Preferred Units, is entitled to its share of paid in kind distributions paid to holders of Preferred Units beginning in November 2016, as prescribed in our Partnership Agreement, as amended.

For the year ended December 31, 2017, we paid aggregate cash distributions of approximately $32.4 million on our common units, and $0.6 million on our general partner interest to TETRA and our general partner. In addition, in November 2016, we distributed 13,861 of paid in kind Preferred Units to TETRA. On February 14, 2018, we paid quarterly distributions with respect to the period from October 1, 2017 through December 31, 2017, including approximately $6.8 million aggregate cash distribution on our common units and $0.1 million cash distribution on our general partner interest to TETRA and our general partner, as well as 19,137 paid in kind Preferred Units paid to TETRA.

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

Subcontract Services

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the entity retaining such services, for such periods of time and in such amounts as may be mutually agreed upon by us and TETRA and our general partner. Any such services are required to be performed on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. For the year ended, December 31, 2017, in connection with our operations in Argentina, a subsidiary of TETRA provided services to a subsidiary of ours on a subcontract basis for approximately $1.7 million.

Sales, Leases, or Like-Kind Exchanges of Equipment

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, sell, lease, or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired by the acquiring entity to meet its production enhancement or other oilfield services obligations, in such amounts, in such conditions, and for such periods of time as may be mutually agreed upon by us and our general partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA may purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in manufacturing such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof. For the year ended December 31, 2017, the approximate dollar value of the amounts involved in transactions between us and TETRA that were related to the sale, lease or like-kind exchange of equipment was as follows:

•
Pursuant to an equipment sharing agreement between two of our subsidiaries and a subsidiary of TETRA in connection with operations in Mexico, TETRA’s subsidiary charged our subsidiaries equipment rental amounts of approximately $0.5 million during 2017. In addition, another TETRA subsidiary charged our subsidiaries $0.2 million during 2017 for parts and insurance coverage purchased for use by our subsidiaries in Mexico and for reimbursement to a TETRA subsidiary for certain capital expenditures.

•
In addition to the foregoing, we also provide early production services to a customer in Argentina. Two subsidiaries of TETRA charged a subsidiary of ours in Argentina approximately $1.4 million during 2017 for equipment that is leased, and other equipment that is subleased, along with associated technical service charges, from TETRA's subsidiary to our subsidiary in Argentina related to those operations.  In connection with our operations in Argentina, our subsidiary invoiced another subsidiary of TETRA for reimbursement of expenses incurred on behalf of TETRA's subsidiary of approximately $0.2 million during 2017.

Income Sharing

Under our agreement with TETRA to provide early production services ("EPS") to a customer in Argentina, we retain a portion of the income generated under the EPS contract. During 2017, a subsidiary of TETRA invoiced a subsidiary of ours approximately $0.0 million pursuant to our income sharing agreement with TETRA.

Provision of Personnel and Services

Our business operations are conducted by our general partner’s employees, our Canadian employees, and certain employees of TETRA’s Mexico-based subsidiaries. In addition, TETRA and our general partner provide certain corporate general and administrative services to us that are reasonably necessary for the conduct of our business. Such corporate general and administrative services include legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Under the Omnibus Agreement, the services TETRA and our general partner provide to us must be substantially similar in nature and quantity to the services TETRA and our general partner previously provided to our successor entity and they can be no lower in quantity than is reasonably necessary to assist us in the management and operation of our business. For the year ending December 31, 2017, TETRA and our general partner charged us approximately $34.0 million in reimbursement for such services. The amount to be charged by TETRA and our general partner increased beginning in the fourth quarter of 2014 as a result of the CSI Acquisition.

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
Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by our principal accounting firm, Ernst & Young LLP, for the fiscal years ended December 31, 2017, and 2016, respectively:

	2017	2016
Audit fees	$1,753,000	$1,572,000
Audit related fees	—	—
Tax fees	—	—
Total fees	$1,753,000	$1,572,000

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Partnership
Page
	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2017 and 2016	F-3
	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	F-4
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015	F-5
	Consolidated Statements of Partners’ Capital for the years ended December 31, 2017, 2016, and 2015	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, 2015	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Financial statement schedules have been omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.
3.	List of Exhibits

3.1
Certificate of Limited Partnership of Compressco Partners, L.P., dated October 31, 2008 (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed on November 10, 2008 (SEC File No. 333-155260)).

3.2
First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P., dated June 20, 2011  (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on June, 24, 2011 (SEC File No. 001-35195)).

3.3
Certificate of Incorporation of Compressco Partners GP Inc., dated October 30, 2008 (incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 filed on November 10, 2008 (SEC File No. 333-155260)).

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

3.6
Amendment to the Certificate of Limited Partnership of Compressco Partners, L.P., dated November 19, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.7
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Compressco Partners, L.P., dated December 1, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.8
Certificate of Amendment to the Certificate of Incorporation of Compressco Partners GP Inc., dated November 19, 2014 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.9
Second Amended and Restated Bylaws of Compressco Partners GP Inc., dated December 1, 2014 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.10
Second Amended and Restated Agreement of Limited Partnership of CSI Compressco LP, dated as of August 8, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

4.1
Specimen Unit Certificate representing Common Units (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Partnership’s Registration Statement on Form S-1/A filed on April 12, 2011 (SEC File No. 333-155260)).

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

4.4
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2016 (SEC File No. 001-35195)).

4.5
Registration Rights Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the other parties signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

4.6
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

10.8***
Summary Description of the Compensation of Non-Employee Directors of Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 11, 2016 (SEC File No. 001-35195)).

10.9***	Summary Description of Named Executive Officer Compensation (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on March 11, 2016 (SEC File No. 001-35195)).
10.10***
Forms of Phantom Unit Agreement, Non-Employee Director Phantom Unit Agreement and Performance Phantom Unit Agreement under the 2011 Long Term Incentive Plan (incorporated by reference to Exhibits 99.1, 99.2 and 99.3, respectively, to the Current Report on Form 8-K filed on June 1, 2012 (SEC File No. 001-35195)).

10.11
First Amendment to Credit Agreement, dated December 4, 2012, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC, and Compressco Partners Sub, Inc., the other Loan Parties party thereto, and JPMorgan Chase Bank, N.A., as the lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 5, 2012 (SEC File No. 001-35195)).

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

10.19
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

10.22***
Employment Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2014 (SEC File No. 001-35195)).

10.23***
Change in Control Agreement dated August 4, 2014 by and between Compressco Partners GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 14, 2014 (SEC File No. 001-35195)).

10.24***
Employment Agreement executed November 6, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP, Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2014 (SEC File No. 001-35195)).

10.25***
Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Charles B. Benge (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on March 30, 2015 (SEC File No. 001-35195)).

10.26***
Employment Agreement dated July 20, 2014, but effective as of August 4, 2014, by and between Compressco Partners GP Inc. and Anthony D. Speer (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 20, 2015 (SEC File No. 001-35195)).

10.27***
CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan, as amended through March 3, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 11, 2015 (SEC File No. 001-35195)).

10.28***
Separation and Release Agreement by and between Kevin Book and CSI Compressco GP Inc., dated December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2015 (SEC File No. 001-35195)).

10.29	Third Amendment to Credit Agreement dated May 25, 2016 (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on May 25, 2016 (SEC File No. 001-35195)).
10.30***
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Timothy A. Knox (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.31***
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.32***
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

10.34***
Consent and Acknowledgment between CSI Compressco GP Inc and Timothy A. Knox dated August 1, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 9, 2016 (SEC File No. 001-35195)).

10.35
Series A Preferred Unit Purchase Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

10.36
Series A Preferred Unit Purchase Agreement, dated as of September 20, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2016 (SEC File No. 001-35195)).

10.37
Fourth Amendment to Credit Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K/A filed on November 4, 2016 (SEC File No. 001-35195)).

10.38
Fifth Amendment to Credit Agreement, dated May 5, 2017, by and among CSI Compressco LP, CSI Compressco Sub Inc., the other Loan Parties party thereto, Bank of America, N.A., as administrative agent, as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on August 8, 2017 (SEC File No. 001-35195)).

10.39
Mutual Termination of Employment Agreement effective August 4, 2017, between CSI Compressco GP Inc. and C. Brad Benge (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

10.40
Mutual Termination of Employment Agreement effective August 4, 2017, between CSI Compressco GP Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

10.41
Mutual Termination of Employment Agreement effective August 4, 2017, between CSI Compressco GP Inc. and Anthony D. Speer (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

10.42
Cash Retention Award Letter from CSI Compressco GP Inc. to Mr. Benge dated May 15, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 15, 2017 (SEC File No. 001-35195)).

10.43***
Change in Control Agreement dated November 20, 2017 by and between CSI Compressco GP Inc. and Owen Serjeant. (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on November 21, 2017 (SEC File No. 001-35195)).

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

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2017.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CSI Compressco LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its general partner
Date:	March 1, 2018	By:	/s/Owen Serjeant
Owen Serjeant, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with CSI Compressco GP Inc, its general partner, and on the dates indicated:

Signature	Title	Date
/s/Stuart M. Brightman	Chairman of	March 1, 2018
Stuart M. Brightman	the Board of Directors

/s/Owen Serjeant	President and Director	March 1, 2018
Owen Serjeant	(Principal Executive Officer)

/s/Elijio V. Serrano	Chief Financial Officer	March 1, 2018
Elijio V. Serrano	(Principal Financial Officer)

/s/Michael E. Moscoso	Vice President - Finance	March 1, 2018
Michael E. Moscoso	(Principal Accounting Officer)

/s/Paul D. Coombs	Director	March 1, 2018
Paul D. Coombs

/s/D. Frank Harrison	Director	March 1, 2018
D. Frank Harrison

/s/James R. Larson	Director	March 1, 2018
James R. Larson

/s/Brady M. Murphy	Director	March 1, 2018
Brady M. Murphy

/s/William D. Sullivan	Director	March 1, 2018
William D. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc. and the
Unitholders of CSI Compressco LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSI Compressco LP (the Partnership) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ERNST & YOUNG LLP

We have served as the Partnership's auditor since 2008.

Houston, Texas
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc. and the
Unitholders of CSI Compressco LP

Opinion on Internal Control over Financial Reporting
We have audited CSI Compressco LP’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, CSI Compressco LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2017 and our report dated March 1, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
The Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ERNST & YOUNG LLP

Houston, Texas
March 1, 2018

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,601	$20,797
Trade accounts receivable, net of allowances for doubtful accounts of $822 in 2017 and $2,253 in 2016	47,776	44,904
Inventories	42,283	31,442
Prepaid expenses and other current assets	4,487	4,861
Total current assets	102,147	102,004
Property, plant, and equipment:
Land and building	34,972	34,962
Compressors and equipment	846,615	834,921
Vehicles	10,837	11,040
Construction in progress	13,261	8,138
Total property, plant, and equipment	905,685	889,061
Less accumulated depreciation	(299,206)	(242,055)
Net property, plant, and equipment	606,479	647,006
Other assets:
Deferred tax assets	10	28
Intangible assets, net of accumulated amortization of $21,829 in 2017 and $18,666 in 2016	33,942	37,102
Other assets	354	—
Total other assets	34,306	37,130
Total assets	$742,932	$786,140
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$21,661	$15,682
Unearned income	15,526	8,078
Accrued liabilities and other	23,785	19,974
Amounts payable to affiliates	3,034	6,180
Total current liabilities	64,006	49,914
Other liabilities:
Long-term debt, net	512,176	504,090
Series A Preferred Units	70,260	88,130
Deferred tax liabilities	1,403	718
Other long-term liabilities	60	39
Total other liabilities	583,899	592,977
Commitments and contingencies
Partners' capital:
General partner interest	1,618	3,061
Common units (37,618,734 units issued and outstanding at December 31, 2017 and 33,262,376 units issued and outstanding at December 31, 2016)	104,898	150,599
Accumulated other comprehensive income (loss)	(11,489)	(10,411)
Total partners' capital	95,027	143,249
Total liabilities and partners' capital	$742,932	$786,140
See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Compression and related services	$205,774	$224,736	$287,680
Aftermarket services	40,287	33,303	46,921
Equipment sales	49,505	53,324	123,040
Total revenues	295,566	311,363	457,641
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	116,956	117,154	142,327
Cost of aftermarket services	32,256	25,362	39,232
Cost of equipment sales	44,286	48,744	109,101
Total cost of revenues	193,498	191,260	290,660
Depreciation and amortization	69,140	72,123	81,838
Long-lived asset impairment	—	10,223	11,797
Insurance recoveries	(2,352)	—	—
Selling, general, and administrative expense	33,438	36,222	43,479
Goodwill impairment	—	92,334	139,444
Interest expense, net	43,135	38,055	34,964
Series A Preferred fair value adjustment	(3,402)	5,036	—
Other expense, net	(216)	2,383	2,190
Income (loss) before income tax provision (benefit)	(37,675)	(136,273)	(146,731)
Provision (benefit) for income taxes	2,784	1,865	(101)
Net income (loss)	$(40,459)	$(138,138)	$(146,630)

General partner interest in net income (loss)	$(809)	$(2,763)	$(1,892)
Common units interest in net income (loss)	$(39,650)	$(135,375)	$(144,738)
Net income (loss) per common unit:
Basic and diluted	$(1.13)	$(4.07)	$(4.36)
Weighted average common units outstanding:
Basic and diluted	35,035,428	33,262,376	33,169,413

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(40,459)	$(138,138)	$(146,630)
Foreign currency translation adjustment, net of tax of $0 in 2017, 2016, and 2015	(1,078)	(2,018)	(5,057)
Comprehensive income (loss)	$(41,537)	$(140,156)	$(151,687)

See Notes to Consolidated Financial Statements
CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount
Balance as of December 31, 2014	$11,341	33,142	$542,276	$(3,336)	$550,281
Net loss for 2015	(1,892)	—	(144,738)	—	(146,630)
Distributions ($1.98 per unit)	(2,607)	—	(65,753)	—	(68,360)
Equity compensation	—	—	1,924	—	1,924
Vesting of Phantom Units	—	44	—	—	—
Other comprehensive loss	—	—	—	(5,057)	(5,057)
Balance as of December 31, 2015	$6,842	33,186	$333,709	$(8,393)	$332,158
Net loss for 2016	(2,763)	—	(135,375)	—	(138,138)
Distributions ($1.51 per unit)	(1,018)	—	(50,236)	—	(51,254)
Equity compensation	—	—	2,541	—	2,541
Vesting of Phantom Units	—	76	—	—	—
Other	—	—	(40)	—	(40)
Other comprehensive loss	—	—	—	(2,018)	(2,018)
Balance as of December 31, 2016	$3,061	33,262	$150,599	$(10,411)	$143,249
Net loss for 2017	(809)	—	(39,650)	—	(40,459)
Distributions ($0.75 per unit)	(634)	—	(32,434)	—	(33,068)
Equity compensation	—	—	862	—	862
Vesting of Phantom Units	—	212	—	—	—
Conversions of Series A Preferred	—	3,705	22,848	—	22,848
Omnibus agreement charges settled with common units	—	439	3,322	—	3,322
Other comprehensive income (loss)	—	—	—	(1,078)	(1,078)
Other	—	—	(649)	—	(649)
Balance as of December 31, 2017	$1,618	37,618	$104,898	$(11,489)	$95,027

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$(40,459)	$(138,138)	$(146,630)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	69,140	72,123	81,838
Impairments of long-lived assets	—	10,223	11,797
Impairment of goodwill	—	92,334	139,444
Provision (benefit) for deferred income taxes	757	30	(605)
Insurance recoveries associated with damaged equipment	(2,352)	—	—
Series A Preferred offering costs	37	3,111	—
Series A Preferred accrued paid in kind distributions	8,380	3,094	—
Series A Preferred fair value adjustments	(3,402)	5,036	—
Gain on extinguishment of debt	—	(1,405)	—
Equity compensation expense	1,219	3,028	2,164
Provision for doubtful accounts	968	1,704	508
Amortization of deferred financing costs	3,167	2,739	2,786
Other non-cash charges and (credits)	571	1,558	825
(Gain) loss on sale of property, plant, and equipment	(315)	(501)	(196)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,706)	11,208	19,732
Inventories	(10,840)	10,542	64,893
Prepaid expenses and other current assets	(501)	1,729	(2,753)
Accounts payable and accrued expenses	15,765	(17,039)	(71,592)
Other	(361)	68	(318)
Net cash provided by operating activities	39,068	61,444	101,893
Investing activities:
Purchases of property, plant, and equipment, net	(25,126)	(10,659)	(95,272)
Insurance recoveries associated with damaged equipment	2,352	—	—
Advances and other investing activities	21	(22)	(69)
Net cash used in investing activities	(22,753)	(10,681)	(95,341)
Financing activities:
Proceeds from long-term debt	80,900	109,000	63,000
Payments of long-term debt	(74,900)	(172,882)	(23,000)
Proceeds from Series A Preferred Units, net of offering costs	(37)	76,934	—
Distributions	(33,068)	(51,254)	(68,360)
Contribution from general partner	—	—	—
Financing costs and other financing activities	(2,229)	(1,688)	—
Net cash (used in) provided by financing activities	(29,334)	(39,890)	(28,360)
Effect of exchange rate changes on cash	(177)	(696)	(1,638)
Increase (decrease) in cash and cash equivalents	(13,196)	10,177	(23,446)
Cash and cash equivalents at beginning of period	20,797	10,620	34,066
Cash and cash equivalents at end of period	$7,601	$20,797	$10,620

Supplemental cash flow information:
Interest paid	$31,674	$32,947	$32,994
Taxes paid	$3,005	$1,277	$598
See Notes to Consolidated Financial Statements

CSI COMPRESSCO LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017
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

In April 2017, our General Partner announced a reduction of approximately 50% in the level of cash distributions on our common units beginning with the quarter ended March 31, 2017. In May 2017, we entered into an amendment of the agreement governing our bank revolving credit facility (as amended, the "Credit Agreement") by, among other things, favorably amending certain covenants. (See Note D - Long-Term Debt and Other Borrowings.) We have reviewed our financial forecasts as of March 1, 2018 for the subsequent twelve month period, which consider the amended covenants and the current distribution levels to our common unitholders. Based on these financial forecasts, which are based on the current market conditions as of March 1, 2018, we believe that we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through March 1, 2019.

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

Financial Instruments

The fair values of our financial instruments, which may include cash, accounts receivable, amounts outstanding under our variable rate bank credit facility, accounts payable and accrued liabilities, approximate their carrying amounts. Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable, which are primarily due from companies of varying size engaged in oil and gas activities in the United States, Canada, Mexico, and Argentina. Our policy is to review the financial condition of customers before extending credit and periodically update customer credit information. Payment terms are on a short-term basis. The risk of loss from the inability to collect trade receivables is heightened during prolonged periods of low oil and natural gas commodity prices.

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

Significant Customers

During 2017 and 2016, ConocoPhillips accounted for approximately 11.0% of our revenues. During 2015, no individual customer accounted for 10% or more of our revenues.

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in other expense and totaled $48,000, $(1.6) million, and $(2.0) million during the years ended December 31, 2017, 2016, and 2015, respectively.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. The changes in allowances for doubtful accounts are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
At beginning of period	$2,253	$1,973	$1,496
Activity in the period:
Provision for doubtful accounts	968	1,704	508
Account (chargeoffs) recoveries, net	(2,399)	(1,424)	(31)
At end of period	$822	$2,253	$1,973

Inventories

Inventories consist primarily of compressor package parts and supplies and work in process and are stated at the lower of cost or market value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas. We write down the value of inventory by an amount equal to the difference between its cost and its estimated market value. Components of inventories as of December 31, 2017, and December 31, 2016, are as follows:

	December 31, 2017	December 31, 2016
	(In Thousands)
Parts and supplies	$31,703	$25,932
Work in progress	10,580	5,510
Total inventories	$42,283	$31,442

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance is charged to cost of revenues as incurred. Compressors include compressor packages currently placed in service and available for service. Depreciation is computed using the straight-line method based on the following estimated useful lives:

Buildings	15 – 30 years
Compressors	12 – 20 years
Other equipment	2 – 8 years
Vehicles	3 – 5 years
Information systems	7 years

Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives. Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $66.0 million, $68.8 million, and $71.7 million, respectively.

Construction in progress as of December 31, 2017 consists primarily of new compressor packages under fabrication and capital expenditures that sustain the capacity of our existing fleet. Construction in progress as of December 31, 2016 consists primarily of capitalized system software development costs incurred during 2016. Interest capitalized for the years ended December 31, 2017, 2016, and 2015 was $0.6 million, $0.2 million, and $0.0 million, respectively.

Intangible Assets other than Goodwill

Trademarks/trade names, customer relationships, and other intangible assets are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. Amortization expense related to intangible assets was $3.2 million, $3.4 million, and $6.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in depreciation and amortization. The estimated future annual amortization expense of trademarks/trade names, customer relationships, and other intangible assets is $2.9 million for 2018, $2.9 million for 2019, $2.9 million for 2020, $2.9 million for 2021, and $2.9 million for 2022.

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

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. Prior to the impairment of remaining goodwill as of March 31, 2016, we performed a goodwill impairment test on an annual basis or whenever indicators of impairment were present. We performed the annual test of goodwill impairment following the fourth quarter of each year. The assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. During 2015, and continuing into 2016, global oil and natural gas commodity prices, particularly crude oil, were significantly reduced. These low commodity prices had a negative impact on industry drilling and capital expenditure activity, which affected the demand for a portion of our products and services. The accompanying decrease in the price of our common units during the last half of 2015 and early 2016 also resulted in an overall reduction in our market capitalization. Based on this qualitative assessment, we determined that, due to the decline in the price of our common units that resulted in our market capitalization being less than the book value of our consolidated partners' capital balance as of December 31, 2015 and March 31, 2016, it was “more likely than not” that the fair value of our business was less than its carrying value as of these dates.

When the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test being performed. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, an impairment loss is calculated by comparing the recorded net book value of goodwill to our estimated implied fair value of that goodwill. Our estimates of our fair value, when required, are based on a combination of an income and market approach. These estimates are imprecise and are subject to our estimates of our future cash flows and our judgment as to how these estimated cash flows translate into our estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization.

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

As part of our internal annual business outlook that we performed during 2015 and 2016, we considered changes in the global economic environment that affected our common unit price and market capitalization. As a result of the annual goodwill impairment test process described above, we recorded impairments of goodwill of $92.3 million as of December 31, 2015 and $92.4 million as of March 31, 2016. As of December 31, 2015, as a result of decreased demand for our products and services due to decreased oil and natural gas commodity prices, and due to decrease in the price of our common units, we determined that it was "more likely than not" that our fair value was less than our net book value as of December 31, 2015. With regard to the 2016 impairment, due to the decrease in the price of our common units during the first three months of 2016, our market capitalizations as of March 31, 2016, was again below our recorded net book value, including remaining goodwill. In addition, the continuing low oil and natural gas commodity price environment resulted in a further negative impact on demand for the products and services for each of our reporting units. As a result of these factors, we determined that it was “more likely than not” that our fair value was less than our net book value as of March 31, 2016.

As of December 31, 2017, the carrying amount of goodwill is $0.0 million, after giving effect to the $233.5 million of accumulated impairment losses.

The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Balance, beginning of year	$—	$92,402	$233,548
Goodwill acquired during the year	—	—	—
Goodwill adjustments	—	(92,402)	(141,146)
Balance, end of year	$—	$—	$92,402

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

Compression and Related Services Revenues and Costs

Our compression and related services revenues include revenues from our U.S. corporate subsidiaries' operating lease agreements with customers. For the three years in the period ended December 31, 2017, the following operating lease revenues and associated costs were included in compression and related service revenues and cost of compression and related services, respectively, in the accompanying consolidated statements of operations. As a result of our customers entering into compression service contracts, our revenues from rental contracts have decreased during the year ended December 31, 2017 compared to the prior years.

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Rental revenue	$38,720	$42,644	$117,540
Rental expenses	$17,560	$25,039	$66,040

Equity-Based Compensation

We have an equity incentive compensation plan which provides for the granting of phantom units and performance phantom units to the executive officers, key employees, nonexecutive officers, consultants, and directors of our general partner. Total equity-based compensation expense for the three years ended December 31, 2017, 2016, and 2015, was $1.2 million, $3.0 million, and $2.2 million, respectively. For further discussion of equity-based compensation, see Note I - Equity-Based Compensation.

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

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners' capital in the accompanying audited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three years ended December 31, 2017, December 31, 2016, and December 31, 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Balance, beginning of year	$(10,411)	$(8,393)	$(3,336)
Foreign currency translation adjustment, net of tax of $0 in 2017, 2016, and 2015	(1,078)	(2,018)	(5,057)
Balance, end of year	$(11,489)	$(10,411)	$(8,393)

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the determination of the carrying value of our Preferred Units (a Level 3 fair value measurement), which were issued in August and September 2016. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a Level 3 fair value measurement), and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at December 31, 2017 and December 31, 2016, were approximately $279.7 million and $278.2 million (a level 2 fair value measurement). Those fair values compared to an aggregate principal amount of such notes at December 31, 2017 and 2016 of $295.9 million.
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
A summary of these recurring fair value measurements as of December 31, 2017 and 2016, is as follows:

		Fair Value Measurements Using
Description	Total as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$(70,260)	$—	$—	$(70,260)
Asset for foreign currency derivative contracts	130	—	130	—
Liability for foreign currency derivative contracts	(10)	—	(10)	—
	$(70,140)

		Fair Value Measurements Using
Description	Total as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$(88,130)	$—	$—	$(88,130)
Asset for foreign currency derivative contracts	$57	$—	$57	$—
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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. During 2016, in preparation for the adoption of ASU No. 2014-09, we began a review of the various types of customer contract arrangements for our compression services, aftermarket services, and equipment sales operations. These reviews include 1) accumulating all customer contractual arrangements; 2) identifying individual performance obligations pursuant to each arrangement; 3) quantifying consideration under each arrangement; 4) allocating consideration among the identified performance obligations; and 5) determining the timing of revenue recognition pursuant to each arrangement. During 2017, we completed these contract reviews and have implemented revised accounting system processes in order to capture information required to be disclosed under ASU 2014-09. We will adopt this new guidance using the modified retrospective method on January 1, 2018. We have substantially completed our analysis of the new guidance and have not identified any material changes to the timing or amount of revenue to be recognized in future periods. The disclosures related to revenue recognition will be significantly expanded under ASU 2014-09, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities, and disaggregation of revenue. We continue to evaluate these requirements.

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

Under the terms of the Omnibus Agreement, our General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimburse our General Partner and TETRA for services they provide to us. For the years ended December 31, 2017, 2016, and 2015, we were charged by TETRA $37.2 million, $41.5 million, and $113.9 million, respectively, for expenses incurred on our behalf as described below. Amounts charged under the Omnibus Agreement and outstanding as of December 31, 2017 and 2016 are included in Amounts Payable to Affiliates in the accompanying consolidated balance sheets.

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

TETRA and General Partner Ownership
TETRA's ownership interest in us as of December 31, 2017 and 2016 is approximately 41% and 44%, respectively, with the common units held by the public representing an approximate 59% and 56% interest in us, respectively. As of December 31, 2017, TETRA's ownership is through various wholly owned subsidiaries and consists of approximately 39% of the limited partner interests plus the approximately 2% general partner interest, through which it holds incentive distribution rights. As a result of its ownership of common units and its general partner interest in us, TETRA received distributions of $14.2 million, $22.3 million, and $30.5 million during the years ended December 31, 2017, 2016, and 2015, respectively.

In August 2016 and September 2016, we issued and sold 6,999,126 of the Preferred Units in a private placement. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million and representing 12.5% ownership of the Preferred Units. For further discussion, see Note E - Series A Convertible Preferred Units.

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

NOTE D — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		December 31,
		2017	2016
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $4.0 million as of December 31, 2017 and $4.5 million as of December 31, 2016)	August 4, 2019	$223,985	$217,467
7.25% Senior Notes (presented net of the unamortized discount of $2.8 million as of December 31, 2017 and $3.3 million as of December 31, 2016 and unamortized deferred financing costs of $5.0 million as of December 31, 2017 and $6.0 million as of December 31, 2016)	August 15, 2022	288,191	286,623
Total debt		512,176	504,090
Less current portion		—	—
Total long-term debt		$512,176	$504,090

As described below, we are in compliance with all covenants of our debt agreements as of December 31, 2017.

The following discussion is not a complete description our long-term debt agreements or amendments and is qualified in its entirety by reference to the full text of the complete agreement and amendment, which are filed as an exhibit to our filings with the SEC.

Bank Credit Facilities

Under our credit agreement, as amended (the "Credit Agreement"), with a syndicate of banks including Bank of America, N.A. as administrative agent, we have an asset-based revolving credit facility with a borrowing capacity of up to $315 million, subject to certain requirements, which matures August 4, 2019. The Credit Agreement is available to provide our working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. The Credit Agreement provides that we can make distributions to holders of our common units, but only if there is no default or event of default under the facility and we maintain excess availability of $30.0 million under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage-based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A., (2) the Federal Funds rate plus 0.50% per annum, and (3) LIBOR (adjusted to reflect any required bank reserves) for a one month interest period on such day plus 1.00% per annum. In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee in respect of the unutilized commitments. We are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees, and other fees, agreed to with the administrative agent and lenders.

As of December 31, 2017, we had a balance outstanding of $228.0 million, had approximately $7.2 million letters of credit, and had availability under the Credit Agreement of approximately $79.8 million.

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

The weighted average interest rate on borrowings outstanding under the Credit Agreement as of December 31, 2017 was 5.0% per annum. At December 31, 2017, our consolidated total leverage ratio was 6.48 to 1 (compared to 6.50 to 1 maximum as required under the Credit Agreement), our consolidated secured leverage ratio was 2.89 to 1 (compared to 3.25 to 1 maximum as required under the Credit Agreement) and our consolidated interest coverage ratio was 2.55 to 1 (compared to a 2.25 to 1 minimum as required under the Credit Agreement). The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the Credit Agreement, exclude the long-term liability for the Preferred Units in the determination of total indebtedness.

We are in compliance with all covenants of the Credit Agreement as of December 31, 2017. We have reviewed our financial forecasts as of March 1, 2018 for the subsequent twelve month period, which considers the current level of distributions to be paid on our common units. We believe that we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with the covenants under our debt agreements through March 1, 2019.

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below. As of December 31, 2017, 295.9 million in aggregate principal amount of the 7.25% Senior Notes are outstanding.

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

NOTE E — SERIES A CONVERTIBLE PREFERRED UNITS

On August 8, 2016 and September 20, 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers to issue and sell in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total 2016 net proceeds, after deducting certain offering expenses, of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

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

A ratable portion of the Preferred Units have been, and will continue to be converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units will convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. On June 7, 2017, as permitted under the Amended and Restated Partnership Agreement, we elected to defer the monthly conversion of Preferred Units for each of the Conversion Dates during the three month period beginning July 2017. As a result, no Preferred Units were converted into common units during the three month period ended September 30, 2017, and future monthly conversions were increased beginning in October 2017. Based on the number of Preferred Units outstanding as of December 31, 2017, the maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is approximately 34.1 million common units; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement. The total number of Preferred Units outstanding as of December 31, 2017 was 5,975,200.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of December 31, 2017 was $70.3 million. Changes in the fair value during each quarterly period, including the $(3.4) million and $5.0 million net (decrease) increase in fair value during the years ended 2017 and 2016, respectively, are charged or credited to earnings in the accompanying consolidated statements of operations. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of December 31, 2017, the theoretical number of common units that would be issued if all of the outstanding Preferred Units were converted on December 31, 2017 on the same basis as the monthly conversions would be approximately 14.6 million common units, with an aggregate market value of $79.9 million. A $1 decrease in the Conversion Price would result in the issuance of approximately 3.8 million additional common units pursuant to these conversion provisions.

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

Future minimum lease payments by year and in the aggregate, under leases with terms of one year or more, consist of the following at December 31, 2017:

Operating Leases
(In Thousands)
2018	$2,567
2019	1,450
2020	1,169
2021	821
2022	18
After 2020	—
Total minimum lease payments	$6,025

Rental expense for all operating leases was $5.6 million, $7.2 million, and $9.2 million in 2017, 2016, and 2015, respectively.

NOTE G — INCOME TAXES

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide the Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) (previously known as “The Tax Cuts and Jobs Act”). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year-end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as result have recorded income tax expense of $21.9 million in the fourth quarter of 2017, the period in which the legislation was enacted. This income tax expense was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Act resulted in no net tax expense. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future was $21.9 million, offset by a corresponding decrease in our valuation allowance. The provisional amount related to the one-time transition tax was zero.

On December 22, 2017, Staff Accounting Bulletin 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We have made reasonable estimates of the effects and recorded provisional amounts in our financial statement as of December 31, 2017. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.
This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. A provisional estimate could not be made as we have not yet completed our assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

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

The income tax provision (benefit) attributable to our operations for the years ended December 31, 2017, 2016, and 2015 consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Current
Federal	$(47)	$—	$(1,632)
State	688	836	1,330
Foreign	1,386	999	806
	2,027	1,835	504
Deferred
Federal	—	—	(847)
State	19	(8)	(354)
Foreign	738	38	596
	757	30	(605)
Total tax provision (benefit)	$2,784	$1,865	$(101)

A reconciliation of the provision (benefit) for income taxes, computed by applying the federal statutory rate to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Income (loss) tax provision computed at statutory federal income tax rates	$(12,809)	$(46,332)	$(49,888)
Partnership (earnings) losses	12,809	46,332	49,888
Corporate subsidiary earnings (loss) subject to federal tax	5,805	(33,791)	(36,712)
Impact of goodwill impairments	—	2,134	3,341
Impact of U.S. tax law change	21,928	—	—
Valuation allowances	(28,236)	33,056	33,682
Income tax expense attributable to foreign earnings	2,565	1,297	92
State income taxes (net of federal benefit)	734	(849)	(619)
Nondeductible expenses	36	23	79
Other	(48)	(5)	36
Total tax provision (benefit)	$2,784	$1,865	$(101)

Corporate subsidiary earnings (loss) subject to federal tax for 2017 includes $11.1 million related to a cumulative correcting cost allocation adjustment between U.S. subsidiary entities from prior years, the net impact from which is considered immaterial.

Income (loss) before income tax provision includes the following components:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Domestic	$(40,649)	$(146,007)	$(150,814)
International	2,974	9,734	4,083
Total	$(37,675)	$(136,273)	$(146,731)

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

Jurisdiction	Earliest Open Tax Period
United States – Federal	2014
United States – State and Local	2012
Non-U.S. jurisdictions	2011

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While we consider taxable income in prior carryback years, future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize all of our deferred tax assets. Significant components of our deferred tax assets and liabilities are as follows:

Deferred Tax Assets

	December 31,
	2017	2016
	(In Thousands)
Inventory reserve	$270	$690
Amortization for book in excess of tax expense	27,721	46,487
Accruals	264	452
Net operating losses	17,809	33,300
Bad debt reserve	144	472
Other	42	84
Total deferred tax assets	46,250	81,485
Valuation allowance	(39,367)	(69,176)
Net deferred tax assets	$6,883	$12,309

Deferred Tax Liabilities

	December 31,
	2017	2016
	(In Thousands)
Accruals	$1,076	$269
Depreciation for tax in excess of book expense	7,011	11,892
All other	190	838
Total deferred tax liability	8,277	12,999
Net deferred tax liability	$1,394	$690

At December 31, 2017, we have federal, state, and foreign net operating loss carryforwards/carrybacks equal to approximately $15.4 million, $1.5 million, and $0.9 million, respectively. In those foreign jurisdictions and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire from 2019 to 2036. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended.

The decrease in the valuation allowance during the year ended December 31, 2017 was $29.8 million. The change in the valuation allowance during 2017 primarily relates to the decrease in the federal statutory income tax rate from 35% to 21%. The increases in the valuation allowance during the years ended December 31, 2016 and 2015 were $33.0 million and $34.1 million, respectively. The change in the valuation allowance during 2016 primarily relates to deferred tax assets associated with losses generated in our U.S. corporate subsidiaries and certain foreign jurisdictions. We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

ASC 740 provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2017 and 2016, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.
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

During the year ended December 31, 2017, we granted to certain officers and employees an aggregate of 290,190 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $8.40 per unit, or an aggregate market value of $2.4 million. During the year ended December 31, 2016, we granted to certain officers and employees 396,692 phantom and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $8.38 per unit, or an aggregate market value of $3.3 million. During the year ended December 31, 2015, we granted to certain officers and employees 180,136 restricted common unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $20.35 per unit, or an aggregate market value of $3.9 million. The fair value of awards vesting during 2017, 2016, and 2015 was approximately $2.8 million, $1.5 million, and $1.1 million, respectively. The fair value of awards is amortized straight-line over the vesting period. Adjustments to the amortized expense related to performance phantom units may be recognized prior to vesting depending on the expected achievement of the performance target.

The following is a summary of unit activity for the year ended December 31, 2017:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2016(1)	609	$13.41
Units granted	290	8.40
Exercised/released	(173)	16.11
Cancelled/forfeited	(257)	13.17
Nonvested units outstanding at December 31, 2017(2)	469	$9.31

(1)	This number excludes 289,830 performance-based phantom units, which represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved.

(2)
This number excludes an additional 176,159 performance-based phantom units, which, when combined with the 18,226 granted, (net of 2017 forfeitures), represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 352,318.

Total estimated unrecognized equity-based compensation expense from unvested units as of December 31, 2017, was approximately $2.2 million and is expected to be recognized over a weighted average period of approximately 1.7 years. The amount recognized in 2017, 2016, and 2015 was approximately $1.2 million, $3.0 million, and $2.2 million, respectively, and included in selling, general, and administrative expense.
NOTE J — MARKET RISKS AND DERIVATIVE CONTRACTS

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

Foreign Currency Derivative Contracts

We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2017 and 2016, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

	December 31, 2017
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$6,067	19.28	1/18/2018

	December 31, 2016
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$2,483	20.18	1/18/2017

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of December 31, 2017 and 2016, are as follows:

	Balance Sheet	Fair Value at	Fair Value at
Foreign currency derivative instruments	Location	December 31, 2017	December 31, 2016
		(In Thousands)
Forward sale contracts	Current assets	$130	57
Forward sale contracts	Current liabilities	(10)	—
Total		$120	57

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the year ended December 31, 2017, 2016, and 2015, we recognized approximately $(38,000), $378,000, and $514,000 of net gains (losses), respectively, associated with our foreign currency derivative program, and such amount is included in other expense, net in the accompanying consolidated statement of operations.
NOTE K — EARNINGS PER COMMON AND SUBORDINATED UNIT

The computations of earnings per common are based on the weighted average number of common outstanding during the applicable full-year period. Basic earnings per common is determined by dividing net income (loss) allocated to the common units after deducting the amount allocated to our General Partner (including distributions to our General Partner on its incentive distribution rights), by the weighted average number of outstanding common during the period.

When computing earnings per common under the two-class method in periods when distributions are greater than earnings, the amount of the distributions is deducted from net income and the excess of distributions over earnings is allocated between the General Partner, and common units based on how our partnership agreement allocates net losses.

When earnings are greater than distributions, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our General Partner based on actual distributions. When computing earnings per common unit, the amount of the assumed incentive distribution rights, if any, is deducted from net income and allocated to our General Partner for the period to which the calculation relates. The remaining amount of net income, after deducting the assumed incentive distribution rights, is allocated between the General Partner, and common units based on how our Partnership Agreement allocates net earnings.

The following is a reconciliation of the weighted average number of common units outstanding to the number of common units used in the computations of net income per common unit.

	Year Ended December 31,
	2017	2016	2015
	Common Units	Common Units	Common Units
Number of weighted average units outstanding	35,035,428	33,262,376	33,169,413
Unit awards outstanding	—	—	—
Average diluted units outstanding	35,035,428	33,262,376	33,169,413

Diluted earnings per unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. As of December 31, 2017, 2016, and 2015 approximately 90,594, 9,707, and 29,372 incremental units, respectively, were excluded from the calculation of diluted units because the impact was anti-dilutive. Following the issuance of the Preferred Units, diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the date of issuance or as of the beginning of the period. The number of common units that may be issued upon future conversion of the Preferred Units is excluded from the calculation of diluted common units, as the impact would be antidilutive due to the net loss recorded during the years ended December 31, 2017 and 2016.

NOTE L — SEGMENTS

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

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Revenues from external customers:
U.S.	$265,311	$270,828	$411,028
Latin America	23,493	32,673	36,843
Canada	3,678	2,666	4,282
Other	3,084	5,196	5,488
Total	$295,566	$311,363	$457,641
Identifiable assets:
U.S.	$691,588	$733,077	$907,028
Latin America	45,170	48,303	54,362
Canada	4,278	2,895	2,307
Other	1,896	1,865	2,930
Total identifiable assets	$742,932	$786,140	$966,627

NOTE N — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million in aggregate principal amount of the 7.25% Senior Notes as of December 31, 2017 is fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries which are each a 100% owned subsidiary (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

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

Condensed Consolidating Balance Sheet
December 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$78,942	$23,205	$—	$102,147
Property, plant, and equipment, net	—	581,092	25,387	—	606,479
Investments in subsidiaries	169,411	19,146	—	(188,557)	—
Intangible and other assets, net	—	33,688	618	—	34,306
Intercompany receivables	292,373	—	—	(292,373)	—
Total non-current assets	461,784	633,926	26,005	(480,930)	640,785
Total assets	$461,784	$712,868	$49,210	$(480,930)	$742,932

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$8,306	$49,639	$3,027	$—	$60,972
Amounts payable to affiliate	—	1,475	1,559	—	3,034
Long-term debt	288,191	223,985	—	—	512,176
Series A Preferred Units	70,260	—	—	—	70,260
Intercompany payables	—	268,216	24,157	(292,373)	—
Other long-term liabilities	—	142	1,321	—	1,463
Total liabilities	366,757	543,457	30,064	(292,373)	647,905
Total partners' capital	95,027	169,411	19,146	(188,557)	95,027
Total liabilities and partners' capital	$461,784	$712,868	$49,210	$(480,930)	$742,932

Condensed Consolidating Balance Sheet
December 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$35	$74,574	$27,395	$—	$102,004
Property, plant, and equipment, net	—	624,051	22,955	—	647,006
Investments in subsidiaries	214,703	15,112	—	(229,815)	—
Intangible and other assets, net	—	36,794	336	—	37,130
Intercompany receivables	312,227	—	—	(312,227)	—
Total non-current assets	526,930	675,957	23,291	(542,042)	684,136
Total assets	$526,965	$750,531	$50,686	$(542,042)	$786,140

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$8,089	$31,789	$3,856	$—	$43,734
Amounts payable to affiliate	874	3,780	1,526	—	6,180
Long-term debt	286,623	217,467	—	—	504,090
Series A Preferred Units	88,130	—	—	—	88,130
Intercompany payables	—	282,753	29,474	(312,227)	—
Other long-term liabilities	—	39	718	—	757
Total liabilities	383,716	535,828	35,574	(312,227)	642,891
Total partners' capital	143,249	214,703	15,112	(229,815)	143,249
Total liabilities and partners' capital	$526,965	$750,531	$50,686	$(542,042)	$786,140

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$273,649	$28,175	$(6,258)	$295,566
Cost of revenues (excluding depreciation and amortization expense)	—	181,121	18,635	(6,258)	193,498
Depreciation and amortization	—	65,920	3,220	—	69,140
Insurance recoveries	—	(2,352)	—	—	(2,352)
Selling, general and administrative expense	1,314	30,504	1,620	—	33,438
Interest expense, net	31,402	11,733	—	—	43,135
Series A Preferred FV Adjustment	(3,402)	—	—	—	(3,402)
Other expense, net	—	2,147	(2,363)	—	(216)
Equity in net (income) loss of subsidiaries	11,145	(5,112)	—	(6,033)	—
Income (loss) before income tax provision	(40,459)	(10,312)	7,063	6,033	(37,675)
Provision (benefit) for income taxes	—	833	1,951	—	2,784
Net income (loss)	(40,459)	(11,145)	5,112	6,033	(40,459)
Other comprehensive income (loss)	(1,078)	(1,078)	(1,078)	2,156	(1,078)
Comprehensive income (loss)	$(41,537)	$(12,223)	$4,034	$8,189	$(41,537)

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$283,846	$38,653	$(11,136)	$311,363
Cost of revenues (excluding depreciation and amortization expense)	—	175,314	27,082	(11,136)	191,260
Depreciation and amortization	—	69,327	2,796	—	72,123
Impairments of long-lived assets	—	10,154	69	—	10,223
Selling, general and administrative expense	3,969	30,574	1,679	—	36,222
Goodwill impairment	—	91,575	759	—	92,334
Interest expense, net	24,667	13,388	—	—	38,055
Series A Preferred FV Adjustment	5,036	—	—	—	5,036
Other expense, net	737	44	1,602	—	2,383
Equity in net income of subsidiaries	103,729	(3,798)	—	(99,931)	—
Income (loss) before income tax provision	(138,138)	(102,732)	4,666	99,931	(136,273)
Provision (benefit) for income taxes	—	997	868	—	1,865
Net income (loss)	(138,138)	(103,729)	3,798	99,931	(138,138)
Other comprehensive income (loss)	(2,018)	(2,018)	(2,018)	4,036	(2,018)
Comprehensive income (loss)	$(140,156)	$(105,747)	$1,780	$103,967	$(140,156)

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$435,954	$42,956	$(21,269)	$457,641
Cost of revenues (excluding depreciation and amortization expense)	—	280,479	31,450	(21,269)	290,660
Depreciation and amortization	—	78,185	3,653	—	81,838
Impairments of long-lived assets	—	11,797	—	—	11,797
Selling, general and administrative expense	2,314	39,113	2,052	—	43,479
Goodwill impairment	—	138,035	1,409	—	139,444
Interest expense, net	26,740	8,224	—	—	34,964
Other expense, net	406	(272)	2,056	—	2,190
Equity in net income of subsidiaries	117,170	(1,086)	—	(116,084)	—
Income (loss) before income tax provision	(146,630)	(118,521)	2,336	116,084	(146,731)
Provision (benefit) for income taxes	—	(1,351)	1,250	—	(101)
Net income (loss)	(146,630)	(117,170)	1,086	116,084	(146,630)
Other comprehensive income (loss)	(5,057)	(5,057)	(5,057)	10,114	(5,057)
Comprehensive income (loss)	$(151,687)	$(122,227)	$(3,971)	$126,198	$(151,687)

Condensed Consolidating Statement of Cash Flows
December 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$44,456	$(5,388)	$—	$39,068
Investing activities:
Purchases of property, plant, and equipment, net	—	(25,499)	373	—	(25,126)
Insurance recoveries associated with damaged equipment	—	2,352	—	—	2,352
Intercompany investment activity	33,187	—	—	(33,187)	—
Advances and other investing activities	—	21	—	—	21
Net cash provided by (used in) investing activities	33,187	(23,126)	373	(33,187)	(22,753)
Financing activities:
Proceeds from long-term debt	—	80,900	—	—	80,900
Payments of long-term debt	—	(74,900)	—	—	(74,900)
Proceeds from issuance of Series A Preferred	(37)	—	—	—	(37)
Distributions	(33,068)	—	—	—	(33,068)
Intercompany contribution (distribution)	—	(33,187)	—	33,187	—
Financing costs and other	(82)	(2,147)	—	—	(2,229)
Net cash provided by (used in) financing activities	(33,187)	(29,334)	—	33,187	(29,334)
Effect of exchange rate changes on cash	—	—	(177)	—	(177)
Increase (decrease) in cash and cash equivalents	—	(8,004)	(5,192)	—	(13,196)
Cash and cash equivalents at beginning of period	—	12,201	8,596	—	20,797
Cash and cash equivalents at end of period	$—	$4,197	$3,404	$—	$7,601

Condensed Consolidating Statement of Cash Flows
December 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(26,052)	$86,348	$1,148	$—	$61,444
Investing activities:
Purchases of property, plant, and equipment, net	—	(10,895)	236	—	(10,659)
Intercompany investment activity	51,254	—	—	(51,254)	—
Advances and other investing activities	—	(22)	—	—	(22)
Net cash provided by (used in) investing activities	51,254	(10,917)	236	(51,254)	(10,681)
Financing activities:
Proceeds from long-term debt	—	109,000	—	—	109,000
Payments of long-term debt	(50,882)	(122,000)	—	—	(172,882)
Proceeds from issuance of Series A Preferred	76,934	—	—	—	76,934
Distributions	(51,254)	—	—	—	(51,254)
Intercompany contribution (distribution)	—	(51,254)	—	51,254	—
Financing costs and other	—	(1,688)	—	—	(1,688)
Net cash provided by (used in) financing activities	(25,202)	(65,942)	—	51,254	(39,890)
Effect of exchange rate changes on cash	—	—	(696)	—	(696)
Increase (decrease) in cash and cash equivalents	—	9,489	688	—	10,177
Cash and cash equivalents at beginning of period	—	2,712	7,908	—	10,620
Cash and cash equivalents at end of period	$—	$12,201	$8,596	$—	$20,797

Condensed Consolidating Statement of Cash Flows
December 31, 2015
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$84,351	$17,542	$—	$101,893
Investing activities:
Purchases of property, plant, and equipment, net	—	(76,553)	(18,719)	—	(95,272)
Intercompany investment activity	68,360	—	—	(68,360)	—
Advances and other investing activities		(69)	—		(69)
Net cash provided by (used in) investing activities	68,360	(76,622)	(18,719)	(68,360)	(95,341)
Financing activities:
Proceeds from long-term debt	—	63,000	—	—	63,000
Payments of long-term debt	—	(23,000)	—	—	(23,000)
Distributions	(68,360)	—	—	—	(68,360)
Intercompany contribution (distribution)	—	(68,360)	—	68,360	—
Net cash provided by (used in) financing activities	(68,360)	(28,360)	—	68,360	(28,360)
Effect of exchange rate changes on cash	—	—	(1,638)	—	(1,638)
Increase (decrease) in cash and cash equivalents	—	(20,631)	(2,815)	—	(23,446)
Cash and cash equivalents at beginning of period	—	23,343	10,723	—	34,066
Cash and cash equivalents at end of period	$—	$2,712	$7,908	$—	$10,620

NOTE O — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2017 and 2016 is as follows:

	Three Months Ended 2017
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$65,552	$75,315	$71,598	$83,101
Net income (loss)	(15,593)	(6,372)	(7,821)	(10,673)
Net income (loss) per common unit	$(0.46)	$(0.18)	$(0.22)	$(0.29)
Net income (loss) per diluted common unit	$(0.46)	$(0.21)	$(0.22)	$(0.29)

	Three Months Ended 2016
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	81,692	76,089	70,714	82,868
Net income (loss)	(105,349)	(4,680)	(15,971)	(12,138)
Net income (loss) per common unit	$(3.11)	$(0.14)	$(0.47)	$(0.36)
Net income (loss) per diluted common unit	$(3.11)	$(0.14)	$(0.47)	$(0.36)

Net loss for the three months ended March 31, 2016, includes the impact of $92.3 million for goodwill impairment and $7.9 million for certain impairments of long-lived assets. Net loss for the three months ended December 31, 2016, includes the impact of $2.4 million for impairments of long-lived assets.

NOTE P — SUBSEQUENT EVENTS

On January 22, 2018, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. Also on January 22, 2018, our General Partner approved the paid in kind distribution of 172,210 Preferred Units attributable to the quarter ended December 31, 2017 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on February 14, 2018, to the holders of common units and Preferred Units, respectively, of record as of the close of business February 1, 2018.

On January 8, 2018, 298,760 Preferred Units were converted into 692,665 common units. On February 8, 2018, 298,760 Preferred Units were converted into 634,729 common units.