Form 10-Q
period 2018-03-31
CSI Compressco LP
filed 2018-05-09
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for companying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]
As of May 8, 2018, there were 40,548,115 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Compression and related services	$53,735	$50,497
Aftermarket services	14,016	9,387
Equipment sales	17,666	5,668
Total revenues	85,417	65,552
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	31,380	29,043
Cost of aftermarket services	11,157	7,622
Cost of equipment sales	15,449	5,396
Total cost of revenues	57,986	42,061
Depreciation and amortization	17,367	17,295
Selling, general, and administrative expense	8,297	8,766
Interest expense, net	11,433	10,383
Series A Preferred fair value adjustment	1,553	1,865
Other (income) expense, net	3,204	(38)
Income (loss) before income tax provision	(14,423)	(14,780)
Provision for income taxes	1,314	813
Net income (loss)	$(15,737)	$(15,593)
General partner interest in net income (loss)	$(264)	$(312)
Common units interest in net income (loss)	$(15,473)	$(15,281)

Net income (loss) per common unit:
Basic	$(0.40)	$(0.46)
Diluted	$(0.40)	$(0.46)
Weighted average common units outstanding:
Basic	38,717,086	33,463,517
Diluted	38,717,086	33,463,517

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(15,737)	$(15,593)
Foreign currency translation adjustment	(649)	250
Comprehensive income (loss)	$(16,386)	$(15,343)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,100	$7,601
Restricted cash	8,707	—
Trade accounts receivable, net of allowances for doubtful accounts of $699 in 2018 and $822 in 2017	52,834	47,776
Inventories	53,068	42,283
Prepaid expenses and other current assets	5,977	4,487
Total current assets	210,686	102,147
Property, plant, and equipment:
Land and building	34,972	34,972
Compressors and equipment	853,419	846,615
Vehicles	10,799	10,837
Construction in progress	24,565	13,261
Total property, plant, and equipment	923,755	905,685
Less accumulated depreciation	(314,049)	(299,206)
Net property, plant, and equipment	609,706	606,479
Other assets:
Deferred tax asset	10	10
Intangible assets, net of accumulated amortization of $22,569 as of March 31, 2018 and $21,829 as of December 31, 2017	33,198	33,942
Other assets	341	354
Total other assets	33,549	34,306
Total assets	$853,941	$742,932
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$18,575	$21,661
Unearned income	33,074	15,526
Accrued liabilities and other	12,562	23,785
Amounts payable to affiliates	11,630	3,034
Total current liabilities	75,841	64,006
Other liabilities:
Long-term debt, net	632,414	512,176
Series A Preferred Units	62,000	70,260
Deferred tax liabilities	1,456	1,403
Other long-term liabilities	1	60
Total other liabilities	695,871	583,899
Commitments and contingencies
Partners' capital:
General partner interest	1,228	1,618
Common units (39,427,968 units issued and outstanding at March 31, 2018 and 37,618,734 units issued and outstanding at December 31, 2017)	93,139	104,898
Accumulated other comprehensive income (loss)	(12,138)	(11,489)
Total partners' capital	82,229	95,027
Total liabilities and partners' capital	$853,941	$742,932

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2017	$1,618	37,618	$104,898	$(11,489)	$95,027
Net loss	(264)	—	(15,473)	—	(15,737)
Distributions ($0.1875 per unit)	(126)	—	(7,186)	—	(7,312)
Equity compensation	—	—	(655)	—	(655)
Vesting of Phantom Units	—	32	—	—	—
Conversions of Series A Preferred	—	1,778	11,555	—	11,555
Other comprehensive income (loss)	—	—	—	(649)	(649)
Balance at March 31, 2018	$1,228	39,428	$93,139	$(12,138)	$82,229

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$(15,737)	$(15,593)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	17,367	17,295
Provision for deferred income taxes	96	122
Series A Preferred offering costs	—	37
Series A Preferred paid in kind distributions in interest expense	1,742	2,235
Series A Preferred fair value adjustments	1,553	1,865
Equity compensation expense	(604)	956
Provision for doubtful accounts	139	495
Amortization of deferred financing costs	830	694
Expense for unamortized finance costs	3,539	—
Other non-cash charges and credits	328	291
(Gain) loss on sale of property, plant, and equipment	85	(206)
Changes in operating assets and liabilities:
Accounts receivable	(5,404)	6,992
Inventories	(13,009)	(9,096)
Prepaid expenses and other current assets	(1,703)	211
Accounts payable and accrued expenses	10,399	(4,471)
Other	14	(6)
Net cash (used in) provided by operating activities	(365)	1,821
Investing activities:
Purchases of property, plant, and equipment, net	(17,039)	(7,215)
Advances and other investing activities	(59)	36
Net cash used in investing activities	(17,098)	(7,179)
Financing activities:
Proceeds from long-term debt	380,000	29,500
Payments of long-term debt	(258,000)	(26,500)
Distributions	(7,312)	(12,883)
Other financing activities	(5,971)	(185)
Net cash (used in) provided by financing activities	108,717	(10,068)
Effect of exchange rate changes on cash	(48)	52
Increase (decrease) in cash and cash equivalents	91,206	(15,374)
Cash and cash equivalents at beginning of period	7,601	20,797
Cash and cash equivalents and restricted cash at end of period	$98,807	$5,423
Supplemental cash flow information:
Interest paid	$14,042	$10,727
Income taxes paid	$763	$425

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
Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of March 31, 2018, and for the three month periods ended March 31, 2018 and 2017, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2018.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2017, and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 2, 2018.

We have reviewed our financial forecasts as of May 9, 2018 for the subsequent twelve month period, which consider the impact of the current distribution levels to our common unitholders. Based on these financial forecasts, which are based on the current market conditions as of May 9, 2018, we believe that we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations through May 9, 2019.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash as of March 31, 2018 consists of cash used to secure outstanding letters of credit.

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and (losses) are included in other (income) expense, net and totaled $1.1 million and $0.3 million during the three month periods ended March 31, 2018 and March 31, 2017 respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in progress and are stated at the lower of cost or net realizable value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas. Components of inventories as of March 31, 2018, and December 31, 2017, are as follows:

	March 31, 2018	December 31, 2017
	(In Thousands)
Parts and supplies	$33,764	$31,703
Work in progress	19,304	10,580
Total inventories	$53,068	$42,283

We write down the value of inventory by an amount equal to the difference between its cost and its estimated net realizable value.

Earnings Per Common Unit

Our computations of earnings per common unit are based on the weighted average number of common units outstanding during the applicable period. Basic earnings per common unit are determined by dividing net income (loss) allocated to the common units after deducting the amount allocated to our General Partner (including any distributions to our General Partner on its incentive distribution rights) by the weighted average number of outstanding common units during the period.

When computing earnings per common unit when distributions are greater than earnings, the amount of the distribution is deducted from net income (loss) and the excess of distributions over earnings is allocated between the General Partner and common units based on how our Partnership Agreement allocates net losses.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three month periods ended March 31, 2018 and March 31, 2017, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive. Following the August and September 2016 issuances of the Series A Convertible Preferred Units (the "Preferred Units"), diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the beginning of the period presented. The number of common units that may be issued upon future conversion of the Preferred Units is excluded from the calculation of diluted common units for the three month periods ended March 31, 2018 and 2017, as the impact would be anti-dilutive.

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three month periods ended March 31, 2018 and 2017, is as follows:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Balance, beginning of period	$(11,489)	$(10,411)
Foreign currency translation adjustment	(649)	250
Balance, end of period	$(12,138)	$(10,161)

Activity within accumulated other comprehensive income includes no reclassifications to net income (loss).

Allocation of Net Income (Loss)

Our net income (loss) is allocated to partners’ capital accounts in accordance with the provisions of our partnership agreement.

Distributions

On January 22, 2018, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2017 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. Also on January 22, 2018, our General Partner approved the paid in kind distribution of 172,210 Preferred Units attributable to the quarter ended December 31, 2017 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on February 14, 2018, to each of the holders of common units and the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on February 1, 2018.

On April 20, 2018, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. Also on April 20, 2018, our General Partner approved the paid in kind distribution of 152,381 Preferred Units attributable to the quarter ended March 31, 2018 in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on May 15, 2018 to each of the holders of common units and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on May 1, 2018.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the determination of the carrying value of our Preferred Units (a Level 3 fair value measurement), which were issued in August and September of 2016. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a Level 3 fair value measurement), and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at March 31, 2018 and December 31, 2017 were approximately $277.4 million and $279.7 million, respectively. Those fair values compare to aggregate principal amounts of such notes at March 31, 2018 and December 31, 2017 of $295.9 million. The fair values of our publicly traded long-term 7.50% Senior Secured Notes at March 31, 2018 were approximately $353.5 million. This fair value compares to aggregate principal amounts of such notes at March 31, 2018 of $350.0 million. We based the fair values of our 7.25% Senior Notes and our 7.50% Senior Secured Notes as of March 31, 2018 on recent trades for these notes (a level 1 fair value measurement).

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
A summary of these recurring fair value measurements as of March 31, 2018 and December 31, 2017 is as follows:

		Fair Value Measurements Using
Description	Total as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$(62,000)	$—	$—	$(62,000)
Liability for foreign currency derivative contracts	(207)	—	(207)	—
	$(62,207)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2017
	(In Thousands)
Series A Preferred Units	$(70,260)	$—	$—	$(70,260)
Asset for foreign currency derivative contracts	$130	$—	$130	$—
Liability for foreign currency derivative contracts	(10)	—	(10)	—
	$(70,140)

New Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition", and most industry-specific guidance. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption.

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

On January 1, 2018, we adopted ASU 2014-09 and all related amendments ("ASU 2014-09"). We utilized the modified retrospective method of adoption. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASU 2014-09, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for revenues, see Note I - Revenue Recognition.

The impact from the adoption of ASU 2014-09 to our January 1, 2018 consolidated balance sheet, our March 31, 2018 consolidated balance sheet, and our consolidated results of operations for the three months ended March 31, 2018 was immaterial. The adoption of ASU 2014-09 had no impact to cash provided by operating, financing, or investing activities in our consolidated statement of cash flows. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" to reduce diversity in practice in classification of certain transactions in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a retrospective transition adoption. We adopted this ASU during the three month period ended March 31, 2018, with no material impact to our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" which requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a modified retrospective transition adoption. We adopted this ASU during the three month period ended March 31, 2018. The adoption of this standard did not have a material impact to our consolidated financial statements due to a previously recorded valuation allowance on our net deferred tax assets.
Additionally, in November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a retrospective transition adoption. We adopted this ASU during the three month period ended March 31, 2018, resulting in restricted cash being classified with cash and cash equivalents in our consolidated statement of cash flows.
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. We adopted this ASU during the three month period ended March 31, 2018, with no material impact to our consolidated financial statements.
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

NOTE B– LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2018	December 31, 2017
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $4.0 million as of December 31, 2017), terminated on March 22, 2018	August 4, 2019	$—	$223,985
7.25% Senior Notes (presented net of the unamortized discount of $2.7 million as of March 31, 2018 and $2.8 million as of December 31, 2017 and unamortized deferred financing costs of $4.7 million as of March 31, 2018 and $5.0 million as of December 31, 2017)	August 15, 2022	288,588	288,191
7.50% Senior Secured Notes (presented net of the unamortized discount of $6.2 million as of March 31, 2018)	April 1, 2025	343,826	—
		632,414	512,176
Less current portion		—	—
Total long-term debt		$632,414	$512,176

7.50% Senior Secured Notes

On March 8, 2018, we and CSI Compressco Finance Inc., a Delaware corporation and one of our wholly owned subsidiaries (we, together with CSI Compressco Finance Inc., the “Issuers”), and the guarantors named therein (the “Guarantors” and, together with the Issuers, the "Obligors"), entered into the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers listed in Schedule A thereto (collectively, the “Initial Purchasers”), pursuant to which the Issuers agreed to issue and sell to the Initial Purchasers $350 million aggregate principal amount of the Issuers’ 7.50% Senior Secured First Lien Notes due 2025 (the “7.50% Senior Secured Notes”) (the "Offering") pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

The Issuers closed the Offering on March 22, 2018. The 7.50% Senior Secured Notes were issued at par for net proceeds of approximately $344.1 million, after deducting certain financing costs. We used the net proceeds to repay in full and terminate our existing bank Credit Agreement and for general partnership purposes, including the expansion of our compression fleet. The 7.50% Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the 7.50% Senior Secured Notes, the "Securities") on a senior secured basis initially by each of our domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the 7.50% Senior Secured Notes, subject to certain permitted encumbrances and exceptions. On the closing date, we entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the Securities. The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the 7.50% Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The 7.50% Senior Secured Notes are scheduled to mature on April 1, 2025. During the three months ended March 31, 2018, we incurred total financing costs of $6.2 million related to the 7.50% Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

On and after April 1, 2021, we may redeem all or a part of the 7.50% Senior Secured Notes, from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon to, but not including, the applicable redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

Date	Price
2021	105.625%
2022	103.750%
2023	101.875%
2024	100.000%

In addition, any time or from time to time before April 1, 2021, we may, at our option, redeem all or a portion of the 7.50% Senior Secured Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Indenture) with respect to the 7.50% Senior Secured Notes plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, subject to the rights of holders of 7.50% Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

Prior to April 1, 2021, we may on one or more occasions redeem up to 35% of the principal amount of the 7.50% Senior Secured Notes with an amount of cash not greater than the amount of the net cash proceeds from one or more equity offerings at a redemption price equal to 107.500% of the principal amount of the 7.50% Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, provided that (a) at least 65% of the aggregate principal amount of the 7.50% Senior Secured Notes originally issued on the issue date (excluding notes held by us and our subsidiaries) remains outstanding after each such redemption; and (b) the redemption occurs within 180 days after the date of the closing of the equity offering.

If we experience certain kinds of changes of control, each holder of the 7.50% Senior Secured Notes will be entitled to require us to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess of $2,000) of that holder’s 7.50% Senior Secured Notes pursuant to an offer on the terms set forth in the Indenture. We will offer to make a cash payment equal to 101% of the aggregate principal amount of the 7.50% Senior Secured Notes repurchased plus accrued and unpaid interest, if any, on the 7.50% Senior Secured Notes repurchased to the date of repurchase, subject to the rights of holders of the 7.50% Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase or redeem our common units or purchase or redeem our subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.50% Senior Secured Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 7.50% Senior Secured Notes may declare all of the 7.50% Senior Secured Notes to be due and payable immediately.

On March 22, 2018, we, the grantors named therein, the Trustee and U.S. Bank National Association, as the collateral trustee (the “Collateral Trustee”), entered into a collateral trust agreement (the “Collateral Trust Agreement”) pursuant to which the Collateral Trustee will receive, hold, administer, maintain, enforce and distribute the proceeds of all of its liens upon the collateral for the benefit of the current and future holders of the 7.50% Senior Secured Notes and any future priority lien obligations, if any.

Bank Credit Facilities.

On March 22, 2018, in connection with the closing of the Offering, we repaid all outstanding borrowings and obligations under our existing bank Credit Agreement with a portion of the net proceeds from the Offering, and terminated this Credit Agreement. As a result of the termination of the Credit Agreement, associated unamortized deferred financing costs of $3.5 million were charged to other (income) expense, net during the three month period ended March 31, 2018.

NOTE C – SERIES A CONVERTIBLE PREFERRED UNITS

During 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our issuances and sales in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

The Preferred Units rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) receive quarterly distributions, which are paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price (or $1.2573 per Preferred Unit annualized), subject to certain adjustments. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the Preferred Units has been, and will continue to be, converted into common units on the eighth day of each month over a period that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. Based on the number of Preferred Units outstanding as of March 31, 2018, the maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is approximately 30.0 million common units; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated Partnership Agreement. The total number of Preferred Units outstanding as of March 31, 2018 was 5,241,563.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with Accounting Standards Codification 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of March 31, 2018 was $62.0 million. Changes in the fair value during each quarterly period, including the $1.6 million and $1.9 million net increase in fair value during the three month periods ended March 31, 2018 and March 31, 2017, respectively, are charged to earnings in the accompanying consolidated statements of operations. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of March 31, 2018, the theoretical number of common units that would be issued if all of the outstanding Preferred Units were converted on March 31, 2018 on the same basis as the monthly conversions would be approximately 8.6 million common units, with an aggregate market value of $62.6 million. A $1 decrease in the Conversion Price would result in the issuance of approximately 1.4 million additional common units pursuant to these conversion provisions.

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

Foreign Currency Derivative Contracts

As of March 31, 2018, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$6,760	18.79	4/18/2018

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of March 31, 2018 and December 31, 2017, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	March 31, 2018	December 31, 2017
		(In Thousands)
Forward sale contracts	Current assets	$—	$130
Forward sale contracts	Current liabilities	(207)	(10)
Net asset		$(207)	$120

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month periods ended March 31, 2018 and March 31, 2017, we recognized $(0.5) million and $(0.3) million, respectively, of net gains (losses) associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

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

TETRA and General Partner Ownership

As of March 31, 2018, TETRA's ownership interest in us was approximately 38% of the outstanding common units, 12.6% of the outstanding Preferred Units, and an approximately 2% general partner interest, through which it holds incentive distribution rights. For discussion of the purchase by TETRA of a portion of the Preferred Units, see Note C - Series A Convertible Preferred Units. As Preferred Units are converted to common units, it is expected that TETRA's percentage ownership of the common units will decrease.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  At March 31, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Act will be completed in 2018 as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. We recognized an income tax expense of $21.9 million in the fourth quarter of 2017 associated with the impact of the Act in our 2017 filing.  This income tax expense was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets.  As such, the Act resulted in no net tax expense in the fourth quarter of 2017.  We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Act, including reasonable estimates of those provisions effective for the 2018 tax year.  Our estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three months ended March 31, 2018.

Despite the pre-tax loss for the three month period ended March 31, 2018, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the three month period ended March 31, 2018 was negative 9.1% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

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

NOTE I – REVENUE RECOGNITION

Performance Obligations. Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Generally this occurs with the transfer of control of our products or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services to our customers.

Equipment Sales & Aftermarket Services. Equipment sales and most aftermarket service revenues are recognized at a point in time when we transfer control of our products and complete the delivery of services to our customers.

Compression and related services. For compression services revenues recognized over time, our customer contracts typically provide agreed upon monthly service rates and we recognize service revenue based upon the number of days that services have been performed. We receive cash equal to the invoice price for most product sales and services and payment terms typically range from 30 to 60 days from the date we invoice our customer. With the exception of the initial terms of our compression services contracts of our medium- and high-horsepower compressor packages, our customer contracts are generally for terms of one year or less. Since the period between when we deliver products or services and when the customer pays for products or services are not expected to exceed one year, we have elected not to calculate or disclose a financing component for our customer contracts.

Depending on the terms of the arrangement, we may also defer the recognition of revenue for a portion of the consideration received because we have to satisfy a future performance obligation. For example, consideration received from customers during the fabrication of new compressor packages is typically deferred until control of the compressor package is transferred to our customer. For any arrangements with multiple performance obligations, we use management's estimated selling price to determine the stand-alone selling price for separate performance obligations. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period. As of March 31, 2018, we had $6.6 million of remaining performance obligations related to our compression service contracts. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than 12 months and does not consider the effects of the time value of money. The remaining performance obligations, and associated revenues, will be recognized through 2022 as follows:

	2018	2019	2020	2021	2022	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$1,732	$1,929	$1,740	$702	$546	$6,649

Sales taxes, value added taxes, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We recognize the cost for freight and shipping costs when control over our products (i.e. delivery) has transferred to the customer as part of cost of product sales.

Use of Estimates. Our revenues do not include material amounts of variable consideration, as our revenues typically do not require significant estimates or judgments. The transaction price on a majority of our arrangements are fixed and product returns are immaterial. Additionally, our arrangements typically do not include multiple performance obligations that require estimates of the stand-alone purchase price for each performance obligation.

Revenue on certain aftermarket service arrangements that include time as a component of the transaction price is not recognized until the performance obligation is complete.

Contract Assets and Liabilities. Contract assets arise when we transfer products or perform services in fulfillment of a contract obligation but must perform other performance obligations before being entitled to payment. Generally, once we have transferred products or performed services for the customer pursuant to a contract, we recognize revenue and trade accounts receivable, as we are entitled to payment that is unconditional.  Any contract assets, along with billed and unbilled accounts receivable, are included in Trade Accounts Receivable in our consolidated balance sheets. Contract liabilities arise when we receive consideration, or consideration is unconditionally due, from a customer prior to transferring products or services to the customer under the terms of a sales contract. We classify contract liabilities as Deferred Revenue in our consolidated balance sheets. Such deferred revenue typically results from advance payments received on sales of compressor equipment prior to when it is completed and transferred to the customer in accordance with the customer contract.

There were no contract assets as of December 31, 2017 and March 31, 2018. The following table reflects the changes in our contract liabilities during the three month period ended March 31, 2018:

	March 31, 2018	December 31, 2017	Change
	(In Thousands)
Contract liabilities
Deferred revenue	$33,074	$15,526	$17,548

Bad debt expense on accounts receivables was $0.2 million and $0.5 million during the three month periods ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, contract liabilities increased due to deferred revenue for consideration received on new compressor equipment being fabricated. During the three months ended March 31, 2018, $17.4 million of deferred revenue as of December 31, 2017 was recognized as product sales revenue, primarily associated with deliveries of compression equipment.

Contract Costs. When costs are incurred to obtain contracts, such as professional fees and sales bonuses, such costs are deferred and amortized over the contract term. Costs of mobilizing service equipment necessary to perform under service contracts, if significant, are deferred and amortized over the estimated service period. As of March 31, 2018, we had no deferred contract costs. Where applicable, we establish provisions for estimated obligations pursuant to compressor equipment warranties by accruing for estimated future product warranty cost in the period of the compressor equipment sale. Such estimates are based on historical warranty loss experience. Major components of fabricated compressor packages have manufacturer warranties that we pass through to the customer.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers by geography based on the following table below.

	March 31, 2018	March 31, 2017
Compression and related services
U.S.	$46,404	$44,502
International	7,331	5,995
	53,735	50,497
Aftermarket services
U.S.	13,353	8,750
International	663	637
	14,016	9,387
Equipment sales
U.S.	17,222	4,716
International	444	952
	17,666	5,668
Total Revenue
U.S.	76,979	57,968
International	8,438	7,584
	$85,417	$65,552

NOTE J — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million and $350.0 million in aggregate principal amounts outstanding of the 7.25% Senior Notes and 7.50% Senior Secured Notes, respectively, as of March 31, 2018 is fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

CSI Compressco Field Services International LLC
CSI Compressco Holdings LLC
CSI Compressco International LLC
CSI Compressco Leasing LLC
CSI Compressco Operating LLC
CSI Compressco Sub, Inc.
CSI Compression Holdings, LLC
Rotary Compressor Systems, Inc.

As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Senior Notes or the 7.50% Senior Secured Notes. In addition to the financial information of the Partnership, financial information of the Issuers includes CSI Compressco Finance Inc., which had no assets or operations for any of the periods presented.

Condensed Consolidating Balance Sheet
March 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$186,312	$24,374	$—	$210,686
Property, plant, and equipment, net	—	583,796	25,910	—	609,706
Investments in subsidiaries	154,761	19,996	—	(174,757)	—
Intangible and other assets, net	—	32,908	641	—	33,549
Intercompany receivables	625,852	—	—	(625,852)	—
Total non-current assets	780,613	636,700	26,551	(800,609)	643,255
Total assets	$780,613	$823,012	$50,925	$(800,609)	$853,941

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$3,970	$57,511	$2,730	$—	$64,211
Amounts payable to affiliates	—	9,753	1,877	—	11,630
Long-term debt, net	632,414	—	—	—	632,414
Series A Preferred Units	62,000	—	—	—	62,000
Intercompany payables	—	600,835	25,017	(625,852)	—
Other long-term liabilities	—	152	1,305	—	1,457
Total liabilities	698,384	668,251	30,929	(625,852)	771,712
Total partners' capital	82,229	154,761	19,996	(174,757)	82,229
Total liabilities and partners' capital	$780,613	$823,012	$50,925	$(800,609)	$853,941

Condensed Consolidating Balance Sheet
December 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$78,942	$23,205	$—	$102,147
Property, plant, and equipment, net	—	581,092	25,387	—	606,479
Investments in subsidiaries	169,411	19,146	—	(188,557)	—
Intangible and other assets, net	—	33,688	618	—	34,306
Intercompany receivables	292,373	—	—	(292,373)	—
Total non-current assets	461,784	633,926	26,005	(480,930)	640,785
Total assets	$461,784	$712,868	$49,210	$(480,930)	$742,932

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$8,306	$49,639	$3,027	$—	$60,972
Amounts payable to affiliates	—	1,475	1,559	—	3,034
Long-term debt, net	288,191	223,985	—	—	512,176
Series A Preferred Units	70,260	—	—	—	70,260
Intercompany payables	—	268,216	24,157	(292,373)	—
Other long-term liabilities	—	142	1,321	—	1,463
Total liabilities	366,757	543,457	30,064	(292,373)	647,905
Total partners' capital	95,027	169,411	19,146	(188,557)	95,027
Total liabilities and partners' capital	$461,784	$712,868	$49,210	$(480,930)	$742,932

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended March 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$79,390	$7,386	$(1,359)	$85,417
Cost of revenues (excluding depreciation and amortization expense)	—	54,290	5,055	(1,359)	57,986
Selling, general and administrative expense	(604)	8,438	463	—	8,297
Depreciation and amortization	—	16,644	723	—	17,367
Insurance recoveries	—	—	—	—	—
Interest expense, net	8,099	3,334	—	—	11,433
Series A Preferred FV Adjustment	1,553	—	—	—	1,553
Other expense, net	—	4,335	(1,131)	—	3,204
Equity in net (income) loss of subsidiaries	6,689	(1,499)	—	(5,190)	—
Income before income tax provision	(15,737)	(6,152)	2,276	5,190	(14,423)
Provision (benefit) for income taxes	—	537	777	—	1,314
Net income (loss)	(15,737)	(6,689)	1,499	5,190	(15,737)
Other comprehensive income (loss)	(649)	(649)	(649)	1,298	(649)
Comprehensive income (loss)	$(16,386)	$(7,338)	$850	$6,488	$(16,386)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended March 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$60,583	$6,381	$(1,412)	$65,552
Cost of revenues (excluding depreciation and amortization expense)	—	39,237	4,236	(1,412)	42,061
Selling, general and administrative expense	1,043	7,401	322	—	8,766
Depreciation and amortization	—	16,524	771	—	17,295
Interest expense, net	7,987	2,396	—	—	10,383
Series A Preferred FV Adjustment	1,865	—	—	—	1,865
Other expense, net	—	363	(401)	—	(38)
Equity in net income of subsidiaries	4,698	(637)	—	(4,061)	—
Income (loss) before income tax provision	(15,593)	(4,701)	1,453	4,061	(14,780)
Provision (benefit) for income taxes	—	(3)	816	—	813
Net income (loss)	(15,593)	(4,698)	637	4,061	(15,593)
Other comprehensive income (loss)	250	250	250	(500)	250
Comprehensive income (loss)	$(15,343)	$(4,448)	$887	$3,561	$(15,343)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(5,095)	$4,730	$—	$(365)
Investing activities:
Purchases of property, plant, and equipment, net	—	(14,869)	(2,170)	—	(17,039)
Advances and other investing activities	—	(59)	—	—	(59)
Net cash provided by (used in) investing activities	—	(14,928)	(2,170)	—	(17,098)
Financing activities:
Proceeds from long-term debt	344,100	35,900	—	—	380,000
Payments of long-term debt	—	(258,000)	—	—	(258,000)
Distributions	(7,312)	—	—	—	(7,312)
Other Financing Activities	(5,971)	—	—	—	(5,971)
Intercompany contribution (distribution)	(330,817)	330,817	—	—	—
Net cash provided by (used in) financing activities	—	108,717	—	—	108,717
Effect of exchange rate changes on cash	—	—	(48)	—	(48)
Increase (decrease) in cash and cash equivalents	—	88,694	2,512	—	91,206
Cash and cash equivalents at beginning of period	—	4,197	3,404	—	7,601
Cash and cash equivalents at end of period	$—	$92,891	$5,916	$—	$98,807

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$5,419	$(3,598)	$—	$1,821
Investing activities:
Purchases of property, plant, and equipment, net	—	(7,588)	373	—	(7,215)
Advances and other investing activities	—	36		—	36
Net cash provided by (used in) investing activities	—	(7,552)	373	—	(7,179)
Financing activities:
Proceeds from long-term debt	—	29,500	—	—	29,500
Payments of long-term debt	—	(26,500)	—	—	(26,500)
Distributions	(12,883)	—	—	—	(12,883)
Other financing activities	—	(185)	—	—	(185)
Intercompany contribution (distribution)	12,883	(12,883)	—	—	—
Net cash provided by (used in) financing activities	—	(10,068)	—	—	(10,068)
Effect of exchange rate changes on cash	—	—	52	—	52
Increase (decrease) in cash and cash equivalents	—	(12,201)	(3,173)	—	(15,374)
Cash and cash equivalents at beginning of period	—	12,201	8,596	—	20,797
Cash and cash equivalents at end of period	$—	$—	$5,423	$—	$5,423

NOTE K – SUBSEQUENT EVENTS

On April 20, 2018, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis. Also on April 20, 2018, the board of directors of our General Partner approved the paid-in-kind distribution of 152,381 Preferred Units attributable to the quarter ended March 31, 2018, in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on May 15, 2018 to each of the holders of common units, and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on May 1, 2018.

On April 9, 2018, 308,327 Preferred Units were converted into 516,744 common units. On May 8, 2018, 308,327 Preferred Units were converted into 509,278 common units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 2, 2018. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

As industry demand for compression services and equipment increases, our focus has been on our ability to appropriately expand and maintain our compression equipment fleet in order to serve our customers. A significant step in our ability to further grow our business was accomplished in March of 2018, with the issuance of $350 million aggregate principal amount of our 7.50% Senior Secured First Lien Notes due 2025 (the "7.50% Senior Secured Notes"), which generated $344.1 million of net proceeds, a portion of which was used to repay the borrowings outstanding under our bank revolving credit facility (the "Credit Agreement"), which was then terminated. Following the repayment of the Credit Agreement, the excess cash proceeds from the issuance of the 7.50% Senior Secured Notes, which are reflected on our balance sheet at March 31, 2018, along with cash generated from operating activities, are available to allow us to fund additional capital expenditures to maintain and further grow our compression equipment fleet. Additionally, we continue to review opportunities to issue additional debt and equity securities to further fund our growth.
During the first quarter of 2018, we continue to see the impact from continuing growth in demand for compression services and equipment. Our overall compression service fleet utilization rate increased to 84.2% compared to 83.2% as of December 31, 2017. The increased utilization rate, particularly for our medium- and high-horsepower ("HP") compressor equipment, resulted in increased compression and related services revenues during the three month period ended March 31, 2018 compared to the prior year period. These increased compression and related services revenues also continue to reflect increased customer contract pricing. We expect continuing increases in utilization rates in 2018, particularly in our low- and mid-horsepower offerings, and continued strengthening of customer contract pricing from contract renewals to contribute to increases in 2018 compression and related services revenue. In addition, given the strong increase in demand for compression services and with available cash following the March issuance of our 7.50% Senior Secured Notes, we have significantly increased our growth capital expenditure plans for 2018, particularly our plans to add high-horsepower compression packages to our compression fleet. As our compression fleet grows, we project an increase to our compression and related services revenue going forward. In addition to increased demand for compression services, we have also experienced increased demand for aftermarket services compared to the prior year period, as our customers increased their maintenance capital expenditure activities and deployed compression units that were previously idle. Equipment sales revenues increased significantly during the three months ended March 31, 2018, reflecting the increase in customer demand for new equipment compared to the prior year period. Higher crude oil commodity price levels and increases in natural gas demand and consumption forecasts have guided more of our customers to undertake planned infrastructure projects that were previously delayed and have also resulted in the expansion of our customers’ capital expenditure budgets. The increased customer requirements for additional new compressor packages has resulted in a sizeable increase in our new equipment sales backlog at March 31, 2018 to $102.5 million. During the first quarter of 2018, we received an order from a single customer for approximately $67 million of new compressor equipment, the largest single order in our history, which is expected to contribute to increased equipment sales revenues throughout the current year and into early 2019.
While we anticipate increased future demand for our products and services, we anticipate an extended period of recovery before our revenues and operating cash flows return to pre-2015 levels. We continue to focus on conserving cash in order to fund growth capital expenditures in advance of expected additional increases in demand for compression services and equipment. The scheduled maturities of our long-term debt are August 2022 for our 7.25% Senior Notes and April 2025 for our 7.50% Senior Secured Notes.
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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three month period ended March 31, 2018, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, administrative expenses under the Omnibus Agreement paid in equity using common units, and excluding acquisition and transaction costs and severance. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Net income (loss)	$(15,737)	$(15,593)
Provision (benefit) for income taxes	1,314	813
Depreciation and amortization	17,367	17,295
Interest expense, net	11,433	10,383
Equity compensation	(604)	956
Expense for unamortized finance costs	3,541	—
Series A Preferred transaction costs	—	37
Series A Preferred fair value adjustments	1,552	1,865
Omnibus expense paid in equity	—	1,746
Severance	—	55
Non-cash cost of compressors sold	324	2,316
Adjusted EBITDA	$19,190	$19,873

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Cash flow from operating activities	$(365)	$1,821
Changes in current assets and current liabilities	9,700	6,370
Deferred income taxes	(96)	(122)
Other non-cash charges	(1,382)	(1,274)
Interest expense, net	11,433	10,383
Series A Preferred accrued paid in kind distributions	(1,742)	(2,235)
Insurance recoveries	—	—
Provision (benefit) for income taxes	1,314	813
Omnibus expense paid in equity	—	1,746
Severance	—	55
Non-cash cost of compressors sold	324	2,316
Software implementation	—	—
Adjusted EBITDA	$19,190	$19,873

Free Cash Flow. We define Free Cash Flow as cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peers.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Cash from operations	$(365)	$1,821
Capital expenditures, net of sales proceeds	(17,039)	(7,215)
Free cash flow	$(17,404)	$(5,394)

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

	March 31,
	2018	2017
Horsepower
Total horsepower in fleet	1,085,088	1,108,523
Total horsepower in service	913,962	853,200
Total horsepower utilization rate	84.2%	77.0%

The following table sets forth our horsepower utilization rates by each horsepower class of our compressor fleet as of the dates shown.

	March 31,
	2018	2017
Horsepower utilization rate by class
Low-horsepower (0-100)	65.8%	62.9%
Mid-horsepower (101-1,000)	82.7%	74.9%
High-horsepower (1,001 and over)	92.9%	86.4%

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
New Equipment Sales Backlog. Our equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of March 31, 2018, our new equipment sales backlog was $102.5 million, the majority of which is expected to be recognized during 2018. During the three months ended March 31, 2018, we received an order from a single customer for approximately $67 million of new compressor equipment, the largest single order in our history. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

Critical Accounting Policies and Estimates

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2017. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the useful life of long-lived assets, the collectability of accounts receivable, and the allocation of acquisition purchase price. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of a large portion of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three Months Ended March 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In Thousands)
Revenues:
Compression and related services	$53,735	$50,497	$3,238	62.9%	77.0%	6.4%
Aftermarket services	14,016	9,387	4,629	16.4%	14.3%	49.3%
Equipment sales	17,666	5,668	11,998	20.7%	8.6%	211.7%
Total revenues	85,417	65,552	19,865	100.0%	100.0%	30.3%
Cost of revenues:
Cost of compression and related services	31,380	29,043	2,337	36.7%	44.3%	8.0%
Cost of aftermarket services	11,157	7,622	3,535	13.1%	11.6%	46.4%
Cost of equipment sales	15,449	5,396	10,053	18.1%	8.2%	186.3%
Total cost of revenues	57,986	42,061	15,925	67.9%	64.2%	37.9%
Depreciation and amortization	17,367	17,295	72	20.3%	26.4%	0.4%
Selling, general and administrative expense	8,297	8,766	(469)	9.7%	13.4%	(5.4)%
Interest expense, net	11,433	10,383	1,050	13.4%	15.8%	10.1%
Series A Preferred fair value adjustment	1,553	1,865	(312)	1.8%	2.8%	100.0%
Other (income) expense, net	3,204	(38)	3,242	3.8%	(0.1)%
Income (loss) before income taxes	(14,423)	(14,780)	357	(16.9)%	(22.5)%	(2.4)%
Provision (benefit) for income taxes	1,314	813	501	1.5%	1.2%	61.6%
Net income (loss)	$(15,737)	$(15,593)	$(144)	(18.4)%	(23.8)%	0.9%

Revenues

Compression and related services revenues increased $3.2 million, a 6.4% increase, in the current year quarter compared to the prior year quarter. Overall, increases in crude oil prices compared to the prior year and growth in demand for compression services positively affected our compression fleet utilization rates. Utilization of our medium-horsepower (101-1,000 HP) and high-horsepower (over 1,000 HP) compressor fleet, which is used in natural gas gathering and transmission applications, has increased compared to the prior year, and has reached utilization rates not achieved since 2015. As a result, the overall compression fleet horsepower utilization rate as of March 31, 2018 increased to 84.2% compared to 77.0% as of March 31, 2017. Our low HP compressor fleet, which is primarily used on wellhead natural gas production enhancement, continues to experience slower increased utilization compared to the higher horsepower classes of our compression fleet. Primarily as a result of our medium-horsepower and high-horsepower compressor fleet, we have seen our overall compressor fleet horsepower utilization rate increase sequentially for the past six consecutive quarters. As a result of overall improving demand for compression services, we have begun growth capital projects to increase certain horsepower categories of our compressor fleet. Aftermarket services revenues increased during the current year quarter compared to the prior year quarter, as our customers increased their maintenance capital expenditure activities and deployed compression units that were previously idle. In addition, we have focused on providing an improved sales coverage on midstream customers, resulting in increased parts and overhaul services sales. We have seen an increased sales backlog for aftermarket projects as well as an increase in requests for quotes and awards for aftermarket services resulting from the increased utilization and previously delayed expenditures on customer-owned compression equipment.

Equipment sales revenues increased $12.0 million during the current year quarter compared to the prior year quarter, despite continuing pricing pressure. Our backlog associated with new equipment sales increased significantly during the first quarter of 2018, as new equipment sales orders have exceeded the increased equipment sales during the current year quarter. New equipment sales backlog was $102.5 million as of March 31, 2018 compared to $47.5 million and $23.8 million as of December 31, 2017 and March 31, 2017, respectively, as we received an order during the current quarter from a single customer for approximately $67 million of new compressor equipment, the largest single order in our history. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in the cost of compression and related services revenue compared to the prior year quarter was primarily due to the increased overall utilization of compressor packages. Costs of compression and related services as a percent of associated revenues was consistent with the prior year quarter, as increases from improved customer pricing were largely offset by increased costs. The cost of compression and related services as a percentage of compression and related services revenues was 58.4% and 57.5% during the current and prior year quarters, respectively.

Cost of equipment sales revenues increased in accordance with the increase in associated revenues. Costs of equipment sales as a percentage of equipment sales revenues decreased during the current year quarter compared to the prior year quarter, reflecting improving pricing on new equipment sales.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense was consistent compared to the prior year quarter.

Selling, general and administrative expense

Selling, general and administrative expenses decreased during the current year quarter compared to the prior year quarter. Decreased employee expenses, including equity compensation, of $0.5 million and decreased bad debt expense of $0.4 million were partially offset by $0.2 million of increased professional fees and $0.2 million of increases in general expenses such as office, tax, and insurance expenses. Selling, general and administrative expense as a percentage of revenues decreased compared to the prior year quarter, reflecting the decrease mentioned above as well as the increase in revenues compared to the prior year quarter.

Interest expense, net

Interest expense, net, increased compared to the prior year quarter due to the issuance of our 7.50% Senior Secured Notes in March 2018, the proceeds of which were partially used to repay the balance outstanding under the Credit Agreement. As a result of the higher interest rate from our 7.50% Senior Secured Notes, interest expense is expected to continue to be increased compared to the prior year periods. Interest expense, net, during the current and prior year quarters also includes $1.0 million and $0.8 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

The Series A Preferred fair value adjustment was $1.6 million charged to earnings during the current year quarter compared to $1.9 million charged to earnings during the prior year quarter. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged or credited to earnings, as appropriate. As of March 31, 2018, the fair value of the Preferred Units was $62.0 million. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other (income) expense, net

Other (income) expense, net, was $3.2 million of expense during the current year quarter compared to $0.0 million of income during the prior year quarter. This change from an income to expense is primarily due to $3.5 million of unamortized deferred financing costs charged to other expense as a result of the termination the Credit Agreement in March 2018.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  At March 31, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we made reasonable estimates of the effects and recorded provisional amounts.  We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Act will be completed in 2018 as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. We recognized an income tax expense of $21.9 million in the fourth quarter of 2017 associated with the impact of the Act in our 2017 filing.  This income tax expense was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets.  As such, the Act resulted in no net tax expense in the fourth quarter of 2017.  We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Act, including reasonable estimates of those provisions effective for the 2018 tax year.  Our estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three months ended March 31, 2018.

Despite the pre-tax loss for the three month period ended March 31, 2018 and 2017, we recorded a provision for income tax for those periods, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the three month period ended March 31, 2018 was negative 9.1% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, issuances of debt and equity securities, and leases, which we believe will be sufficient to meet our working capital and growth requirements during the remainder of 2018. Continued competitive market environments have resulted in ongoing challenges in each of our domestic and international business regions. Crude oil prices have increased compared to 2017 and as result of those increases, we expect that demand for our products and services will continue to grow during 2018 and, assuming the increased prices continue, for the foreseeable future. While we are still managing the effects from prior period reduced demand and pricing concessions, we remain committed to a long-term growth strategy. Our near-term focus is to selectively expand our compressor fleet to serve the growing demand for compression services, while continuing to preserve and enhance liquidity through strategic operating and financial measures.

Our cash flows from operating activities decreased for the three months ended March 31, 2018 when compared to the corresponding prior year period by $2.2 million, despite the increased operations revenues, primarily due to the use of cash to fund increased inventory levels and due to the timing of collections of accounts receivable. Cash flows used in investing activities for the three months ended March 31, 2018 increased $9.9 million when compared to the corresponding prior year period, as capital expenditure activity has increased primarily associated with increased growth and maintenance capital expenditures. Cash flows generated by financing activities were $108.7 million for the three months ended March 31, 2018 compared to cash flows used in financing activities of $10.1 million in the corresponding prior year period, primarily due to the issuance in March 2018 of our 7.50% Senior Secured Notes in the aggregate face amount of $350.0 million, which generated net proceeds of $344.1 million. These proceeds were partially used to repay the $258.0 million then outstanding under our Credit Agreement, which was then terminated. As of March 31, 2018, we have available cash of $90.1 million, which is available for funding capital expenditures as well as general partnership needs. A summary of our sources and uses of cash during the three month periods ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Operating activities	$(365)	$1,821
Investing activities	(17,098)	(7,179)
Financing activities	108,717	(10,068)

We have reviewed our financial forecasts as of May 9, 2018 and for the subsequent twelve month period, which consider the current level of distributions to our common unitholders. Based on this review and the current market conditions as of May 9, 2018, we believe that we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations through May 9, 2019. We expect to fund any future acquisitions and capital expenditures with existing cash balances, cash flow generated from our operations, and funds received from the issuance of additional debt and equity securities. However, we are subject to business and operational risks that could materially adversely affect our cash flows. Please read Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The growth in demand for our compression services, both internationally and in the U.S., requires ongoing significant capital expenditure investment. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2018 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. As a result of the current strong demand for compression services, we plan to use a portion of the remaining proceeds from the March 2018 issuance of the 7.50% Senior Secured Notes to significantly increase our capital expenditure plans during 2018. We now anticipate that our estimated total gross capital expenditures (excluding asset disposals and associated proceeds) in 2018 will range from $90.0 million to $110.0 million, including $15.0 million to $20.0 million of estimated maintenance capital expenditures. Our growth capital expenditure plans are expected to focus on expanding our high-horsepower compressor fleet, with approximately 115,000 horsepower expected to be added. We are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future.

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

On April 20, 2018, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2018 of $$0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis. Also on April 20, 2018, our General Partner approved the paid-in-kind distribution of 152,381 Preferred Units attributable to the quarter ended March 31, 2018, in accordance with the provisions of our partnership agreement, as amended. These quarterly distributions will be paid on May 15, 2018 to each of the holders of common units and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on May 1, 2018.

Cash Flows

Operating Activities

Net cash from operating activities decreased by $2.2 million during the three month period ended March 31, 2018 to $0.4 million used for operating activities compared to $1.8 million generated by operating activities for the corresponding prior year period. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. The demand for compression and related services is improving and the level of new equipment sales backlog as of March 31, 2018 has significantly increased compared to March 31, 2017. As a result, we expect future revenues and operating cash flows to be increased going forward compared to 2017.

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

Investing Activities

Capital expenditures during the three month period ended March 31, 2018, increased by $9.8 million compared to the same period in 2017 primarily to grow and maintain the capacity of the compressor and equipment fleet. As a result of overall improving demand for compression services, in late 2017 we began growth capital projects to increase certain horsepower categories of our compressor fleet. Maintenance capital expenditures also increased during the three month period ended March 31, 2018 compared to the prior year period. Total capital expenditures, net of disposals and proceeds, during the current year period of $17.0 million include $4.3 million of maintenance capital expenditures and are net of $0.3 million of non-cash cost of compression units sold. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2018 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted, subject to the availability of funds, accordingly. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

In March 2018, we issued an aggregate $350.0 million of our 7.50% Senior Secured Notes, whereby the net proceeds of $344.1 million were partially used to repay the remaining outstanding balance of $258.0 million under our Credit Agreement, which was then terminated. See below for a further discussion of the 7.50% Senior Secured Notes. The remaining proceeds are available to fund future capital expenditures, including the increasing capital expenditures mentioned above that are needed in order to grow and maintain the capacity of our compressor and equipment fleet, as well as for general partnership needs.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our common unitholders of record on the applicable record date and to our General Partner. In addition, our partnership agreement, as amended, requires that, within 45 days after the end of each quarter, we make a distribution to holders of our Preferred Units of additional paid in kind Preferred Units equal to 2.75% of the Issue Price (11% of $11.43 per Preferred Unit on an annualized basis). During the three month period ended March 31, 2018, we distributed $7.3 million of cash distributions to our common unitholders and General Partner. On April 20, 2018, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. We anticipate that we will utilize available cash to fund growth capital expenditures in response to the current increased demand for compression services. Also on April 20, 2018, our General Partner approved the paid-in-kind distribution of 152,381 Preferred Units attributable to the quarter ended March 31, 2018. These distributions will be paid on May 15, 2018 to each of the holders of our common units, and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on May 1, 2018.

Series A Convertible Preferred Units

During 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our issuance and sale in private placements (the "Initial Private

Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 of Series A Convertible Preferred Units representing limited partner interests (the “Preferred Units”) for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

The Preferred Units rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) receive quarterly distributions, which are paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price (or $1.2573 per Preferred Unit annualized), subject to certain adjustments. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the Preferred Units has been, and will continue to be, converted into common units on the eighth day of each month over a period that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is potentially unlimited; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated Partnership Agreement. Including the impact of paid in kind distributions of Preferred Units and the conversions of Preferred Units into common units, the total number of Preferred Units outstanding as of March 31, 2018 was 5,241,563.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of March 31, 2018 was $62.0 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the Preferred Units, are non-cash charges or credits associated with the Preferred Units.

In addition, the Unit Purchase Agreement includes certain provisions regarding change of control, transfer of Preferred Units, indemnities, and other matters described in detail in the Unit Purchase Agreement. The Unit Purchase Agreement contains customary representations, warranties and covenants of the Partnership and the purchasers.

7.50% Senior Secured Notes

On March 8, 2018, we and CSI Compressco Finance Inc., a Delaware corporation and one of our wholly owned subsidiaries (we, together with CSI Compressco Finance Inc., the “Issuers”), and the guarantors named therein (the “Guarantors” and, together with the Issuers, the "Obligors"), entered into the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers listed in Schedule A thereto (collectively, the “Initial Purchasers”), pursuant to which the Issuers agreed to issue and sell to the Initial Purchasers $350 million aggregate principal amount of the Issuers’ 7.50% Senior Secured First Lien Notes due 2025 (the “7.50% Senior Secured Notes”) (the "Offering"). The 7.50% Senior Secured Notes were issued and sold to the Initial Purchasers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

The Issuers closed the Offering on March 22, 2018. The 7.50% Senior Secured Notes were issued at par for net proceeds of approximately $344.1 million, after deducting certain financing costs. We used the net proceeds to repay in full and terminate our existing bank Credit Agreement and for general partnership purposes, including the expansion of our compression fleet. The 7.50% Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the 7.50% Senior Secured Notes, the "Securities") on a senior secured basis initially by each of our domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the 7.50% Senior Secured Notes, subject to certain permitted encumbrances and exceptions. On the closing date, we entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the Securities. The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the 7.50% Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The 7.50% Senior Secured Notes are scheduled to mature on April 1, 2025. During the three months ended March 31, 2018, we incurred total financing costs of $6.2 million related to the 7.50% Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

On and after April 1, 2021, we may redeem all or a part of the 7.50% Senior Secured Notes, from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon to, but not including, the applicable redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

Date	Price
2021	105.625%
2022	103.750%
2023	101.875%
2024	100.000%

In addition, any time or from time to time before April 1, 2021, we may, at our option, redeem all or a portion of the 7.50% Senior Secured Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Indenture) with respect to the 7.50% Senior Secured Notes plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, subject to the rights of holders of 7.50% Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

Prior to April 1, 2021, we may on one or more occasions redeem up to 35% of the principal amount of the 7.50% Senior Secured Notes with an amount of cash not greater than the amount of the net cash proceeds from one or more equity offerings at a redemption price equal to 107.500% of the principal amount of the 7.50% Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, provided that (a) at least 65% of the aggregate principal amount of the 7.50% Senior Secured Notes originally issued on the issue date (excluding notes held by us and our subsidiaries) remains outstanding after each such redemption; and (b) the redemption occurs within 180 days after the date of the closing of the equity offering.

If we experience certain kinds of changes of control, each holder of the 7.50% Senior Secured Notes will be entitled to require us to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess of $2,000) of that holder’s 7.50% Senior Secured Notes pursuant to an offer on the terms set forth in the Indenture. We will offer to make a cash payment equal to 101% of the aggregate principal amount of the 7.50% Senior Secured Notes repurchased plus accrued and unpaid interest, if any, on the 7.50% Senior Secured Notes repurchased to the date of repurchase, subject to the rights of holders of the 7.50% Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase or redeem our common units or purchase or redeem our subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.50% Senior Secured Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 7.50% Senior Secured Notes may declare all of the 7.50% Senior Secured Notes to be due and payable immediately.

On March 22, 2018, we, the grantors named therein, the Trustee and U.S. Bank National Association, as the collateral trustee (the “Collateral Trustee”), entered into a collateral trust agreement (the “Collateral Trust Agreement”) pursuant to which the Collateral Trustee will receive, hold, administer, maintain, enforce and distribute the proceeds of all of its liens upon the collateral for the benefit of the current and future holders of the 7.50% Senior Secured Notes and any future priority lien obligations, if any.

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below. As of May 9, 2018, $295.9 million in aggregate principal amount of our 7.25% Senior Notes are outstanding.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants of the Indenture as of March 31, 2018.

Off Balance Sheet Arrangements

As of March 31, 2018, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. The table below summarizes our contractual cash obligations as of March 31, 2018:

	Total	2018	2019	2020	2021	2022	Thereafter
	(In Thousands)
Long-term debt	$645,930	$—	$—	$—	$—	$295,930	$350,000
Interest on debt	110,173	24,572	28,926	21,253	21,253	14,169	—
Operating leases	5,248	1,790	1,450	1,169	821	18	—
Total contractual cash obligations(1)	$761,351	$26,362	$30,376	$22,422	$22,074	$310,117	$350,000

For additional information about our contractual obligations as of December 31, 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

•	economic and operating conditions that are outside of our control, including the supply, demand, and prices of crude oil and natural gas;

•	our ability to continue to make cash distributions at the current quarterly rate after the establishment of reserves, payment of debt service and other contractual obligations;

•	our ability to comply with the financial covenants in the agreements for our outstanding senior notes and the consequences of any failure to comply with such financial covenants;

•	our existing debt levels and our flexibility to obtain additional financing;

•	our dependence upon a limited number of customers and the activity levels of our customers;

•	the levels of competition we encounter;

•	our ability to replace our contracts with customers, which are generally short-term contracts;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to acquisitions and our growth strategy;

•	the availability of adequate sources of capital to us;

•	our operational performance;

•	risks related to our foreign operations;

•	information technology risks including the risk from cyberattack;

•	the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies, and

•
other risks and uncertainties under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 2, 2018. We depend on domestic and international demand for and production of natural gas and oil and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and cash available for distribution to our common unitholders to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

Interest charged on our former Credit Agreement was based on a variable rate and we were exposed under the Credit Agreement to floating interest rate risk on the outstanding borrowings. In connection with the issuance of our 7.50% Senior Secured Notes, we used a portion of the net proceeds to repay the remaining outstanding balance of $258.0 million under our Credit Agreement, which was terminated. We currently do not have any long-term debt obligations that have a variable rate of interest.

	Expected Maturity Date							Fair Market Value
	2018	2019	2020	2021	2022	Thereafter	Total
As of March 31, 2018
Long-term debt:
U.S. dollar variable rate (in 000s)	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	—	—	—	—	—	—	—	—
U.S. dollar fixed rate (in 000s)	—	—	—	—	295,930	350,000	645,930	—
Interest rate (fixed)	—	—	—	—	7.25%	7.50%	—	—

Exchange Rate Risk

As of March 31, 2018, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

 There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Annual Report on Form 10-K filed with SEC on March 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2018	—	$—	N/A	N/A
February 1 – February 28, 2018	—	—	N/A	N/A
March 1 – March 31, 2018	—	—	N/A	N/A
Total	—		N/A	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

4.1
Indenture, dated as of March 22, 2018, by and among CSI Compressco LP, CSI Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K filed on March 27, 2018 (SEC File No. 001-35195)).

4.2	Form of 7.500% Senior Secured First Lien Note due 2025 (incorporated by reference to Exhibit 4.2 to the Partnership’s Form 8-K filed on March 27, 2018 (SEC File No. 001-35195)).
10.1
Purchase Agreement, dated as of March 8, 2018, by and among CSI Compressco LP, CSI Compressco Finance Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Partneship's Form 8-K filed on March 13, 2018 (SEC File No. 001-35195))

10.2
Collateral Trust Agreement, dated as of March 22, 2018, by and among CSI Compressco LP, CSI Compressco Finance Inc., the other Grantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Priority Lien Representatives from time to time party thereto, and U.S. Bank National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on March 27, 2018 (SEC File No. 001-35195)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2018 and 2017; (iii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (iv) Consolidated Statement of Partners’ Capital for the three month period ended March 31, 2018; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	May 9, 2018	By:	/s/Owen Serjeant
Owen Serjeant, President
Principal Executive Officer

Date:	May 9, 2018	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer
Principal Financial Officer

Date:	May 9, 2018	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer