Form 10-Q
period 2018-06-30
CSI Compressco LP
filed 2018-08-08
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for companying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]
As of August 8, 2018, there were 42,584,712 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Compression and related services	$56,709	$50,256	$110,444	$100,753
Aftermarket services	15,094	10,529	29,110	19,916
Equipment sales	28,119	14,530	45,785	20,198
Total revenues	99,922	75,315	185,339	140,867
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	30,509	28,803	61,889	57,846
Cost of aftermarket services	12,841	8,461	23,998	16,083
Cost of equipment sales	24,158	13,321	39,607	18,717
Total cost of revenues	67,508	50,585	125,494	92,646
Depreciation and amortization	17,448	17,204	34,815	34,499
Selling, general, and administrative expense	10,849	8,230	19,146	16,996
Interest expense, net	13,823	10,449	25,256	20,832
Series A Preferred fair value adjustment (income) expense	(586)	(5,528)	967	(3,663)
Other (income) expense, net	(378)	141	2,826	103
Income (loss) before income tax provision	(8,742)	(5,766)	(23,165)	(20,546)
Provision for income taxes	850	606	2,164	1,419
Net income (loss)	$(9,592)	$(6,372)	$(25,329)	$(21,965)
General partner interest in net income (loss)	$(154)	$(127)	$(418)	$(439)
Common units interest in net income (loss)	$(9,438)	$(6,245)	$(24,911)	$(21,526)

Net income (loss) per common unit:
Basic	$(0.23)	$(0.18)	$(0.63)	$(0.63)
Diluted	$(0.23)	$(0.21)	$(0.63)	$(0.63)
Weighted average common units outstanding:
Basic	40,401,551	34,470,736	39,563,972	33,979,068
Diluted	40,401,551	45,300,057	39,563,972	33,979,068

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(9,592)	$(6,372)	$(25,329)	$(21,965)
Foreign currency translation adjustment	(2,873)	(568)	(3,522)	(318)
Comprehensive income (loss)	$(12,465)	$(6,940)	$(28,851)	$(22,283)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,370	$7,601
Restricted cash	4,205	—
Trade accounts receivable, net of allowances for doubtful accounts of $838 as of June 30, 2018 and $822 as of December 31, 2017	59,424	47,776
Inventories	65,456	42,283
Prepaid expenses and other current assets	5,012	4,487
Total current assets	185,467	102,147
Property, plant, and equipment:
Land and building	34,972	34,972
Compressors and equipment	862,426	846,615
Vehicles	10,635	10,837
Construction in progress	40,841	13,261
Total property, plant, and equipment	948,874	905,685
Less accumulated depreciation	(329,213)	(299,206)
Net property, plant, and equipment	619,661	606,479
Other assets:
Deferred tax asset	10	10
Intangible assets, net of accumulated amortization of $23,309 as of June 30, 2018 and $21,829 as of December 31, 2017	32,459	33,942
Other assets	1,916	354
Total other assets	34,385	34,306
Total assets	$839,513	$742,932
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$22,040	$21,661
Unearned income	28,441	15,526
Accrued liabilities and other	27,088	23,785
Amounts payable to affiliates	2,670	3,034
Total current liabilities	80,239	64,006
Other liabilities:
Long-term debt, net	632,492	512,176
Series A Preferred Units	52,200	70,260
Deferred tax liabilities	1,381	1,403
Other long-term liabilities	95	60
Total other liabilities	686,168	583,899
Commitments and contingencies
Partners' capital:
General partner interest	947	1,618
Common units (41,186,766 units issued and outstanding at June 30, 2018 and 37,618,734 units issued and outstanding at December 31, 2017)	87,170	104,898
Accumulated other comprehensive income (loss)	(15,011)	(11,489)
Total partners' capital	73,106	95,027
Total liabilities and partners' capital	$839,513	$742,932

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2017	$1,618	37,618	$104,898	$(11,489)	$95,027
Net loss	(418)	—	(24,911)	—	(25,329)
Distributions ($0.3750 per unit)	(253)	—	(14,675)	—	(14,928)
Equity compensation	—	—	(299)	—	(299)
Vesting of Phantom Units	—	128	—	—	—
Conversions of Series A Preferred	—	3,441	22,157	—	22,157
Other comprehensive income (loss)	—	—	—	(3,522)	(3,522)
Balance at June 30, 2018	$947	41,187	$87,170	$(15,011)	$73,106

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$(25,329)	$(21,965)
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	34,815	34,499
Provision for deferred income taxes	172	249
Series A Preferred offering costs	—	37
Series A Preferred paid in kind distributions in interest expense	3,246	4,342
Series A Preferred fair value adjustments	967	(3,663)
Equity compensation expense	(108)	1,891
Provision for doubtful accounts	322	612
Amortization of deferred financing costs	1,345	1,477
Expense for unamortized finance costs	3,541	—
Other non-cash charges and credits	366	338
(Gain) loss on sale of property, plant, and equipment	24	(216)
Changes in operating assets and liabilities:
Accounts receivable	(13,150)	(401)
Inventories	(23,659)	(9,039)
Prepaid expenses and other current assets	(1,504)	(1,240)
Accounts payable and accrued expenses	15,145	4,434
Other	(466)	(1)
Net cash (used in) provided by operating activities	(4,273)	11,354
Investing activities:
Purchases of property, plant, and equipment, net	(47,262)	(11,477)
Advances and other investing activities	34	32
Net cash used in investing activities	(47,228)	(11,445)
Financing activities:
Proceeds from long-term debt	380,000	42,500
Payments of long-term debt	(258,000)	(37,300)
Proceeds from Series A Preferred Units, net of offering costs	—	(37)
Distributions	(14,928)	(19,391)
Debt issuance costs	(7,662)	(1,348)
Net cash (used in) provided by financing activities	99,410	(15,576)
Effect of exchange rate changes on cash	65	(110)
Increase (decrease) in cash and cash equivalents	47,974	(15,777)
Cash and cash equivalents at beginning of period	7,601	20,797
Cash and cash equivalents and restricted cash at end of period	$55,575	$5,020
Supplemental cash flow information:
Interest paid	$14,041	$15,293
Income taxes paid	$2,080	$1,967

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
Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2018, and for the three and six month periods ended June 30, 2018 and 2017, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2018.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2017 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 2, 2018.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash as of June 30, 2018 consists of cash used to secure outstanding letters of credit.

Foreign Currencies

We have designated the Canadian dollar and Argentine peso as the functional currencies for our operations in Canada and Argentina, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains and losses are included in other (income) expense, net and totaled $0.5 million and $(0.6) million during the three and six month periods ended June 30, 2018, respectively, and $(0.2) million and $(0.4) million during the three and six month periods ended June 30, 2017, respectively.

On June 30, 2018, we determined the economy in Argentina to be highly inflationary. As a result of this determination, beginning July 1, 2018, our reporting of our operations in Argentina will reflect the remeasurement of the functional currency from the Argentine peso to the U.S. dollar.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in progress and are stated at the lower of cost or net realizable value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas. Components of inventories as of June 30, 2018 and December 31, 2017, are as follows:

	June 30, 2018	December 31, 2017
	(In Thousands)
Parts and supplies	$42,100	$31,703
Work in progress	23,356	10,580
Total inventories	$65,456	$42,283

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and six month periods ended June 30, 2018 and June 30, 2017, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive. Following the August and September 2016 issuances of the Series A Convertible Preferred Units (the "Preferred Units"), diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the beginning of the period presented. The number of common units that may be issued upon future conversion of the Preferred Units is excluded from the calculation of diluted common units for the three and six month periods ended June 30, 2018 as the impact would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Common unit interest in net income (loss)	$(9,438)	$(6,245)	$(24,911)	$(21,526)
Assumed conversion of Preferred Units impact on common unit interest in net income (loss)	—	(5,430)	—	—
Common unit interest in net income (loss) after assumed conversion of Preferred Units	$(9,438)	$(11,675)	$(24,911)	$(21,526)

Weighted average common units outstanding - Basic	40,401,551	34,470,736	39,563,972	33,979,068
Assumed conversion of Preferred Units	—	10,829,321	—	—
Weighted average common units outstanding - Diluted	40,401,551	45,300,057	39,563,972	33,979,068

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Balance, beginning of period	$(12,138)	$(10,161)	$(11,489)	$(10,411)
Foreign currency translation adjustment	(2,873)	(568)	(3,522)	(318)
Balance, end of period	$(15,011)	$(10,729)	$(15,011)	$(10,729)

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

On April 20, 2018, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. Also on April 20, 2018, our General Partner approved the paid in kind distribution of 152,381 Preferred Units attributable to the quarter ended March 31, 2018 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on May 15, 2018 to each of the holders of common units and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on May 1, 2018.

On July 20, 2018, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. Also on July 20, 2018, our General Partner approved the paid in kind distribution of 131,569 Preferred Units attributable to the quarter ended June 30, 2018 in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on August 14, 2018 to each of the holders of common units and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on August 1, 2018.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the determination of the carrying value of our Preferred Units (a Level 3 fair value measurement), which were issued in August and September of 2016. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets (a Level 3 fair value measurement) and for the impairment of long-lived assets (a level 3 fair value measurement). The fair value of certain of our financial instruments, which may include cash, accounts receivable, short-term borrowings, and variable-rate long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at June 30, 2018 and December 31, 2017 were approximately $271.5 million and $279.7 million, respectively. Those fair values compare to aggregate principal amounts of such notes at June 30, 2018 and December 31, 2017 of $295.9 million. The fair value of our publicly traded long-term 7.50% Senior Secured Notes at June 30, 2018 was approximately $351.8 million. This fair value compares to an aggregate principal amount of such notes at June 30, 2018 of $350.0 million. We based the fair values of our 7.25% Senior Notes and our 7.50% Senior Secured Notes as of June 30, 2018 on recent trades for these notes (a level 1 fair value measurement).

The Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items. These unobservable items include (i) the volatility of the trading price of our common units compared to a volatility analysis of equity prices of comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. The fair value of our Preferred Units liability is increased by, among other factors, projected increases in our common unit price, and by increases in the volatility and decreases in the debt yields of comparable peer companies. Increases (or decreases) in the fair value of our Preferred Units will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains).
A summary of these recurring fair value measurements as of June 30, 2018 and December 31, 2017 is as follows:

		Fair Value Measurements Using
Description	Total as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$(52,200)	$—	$—	$(52,200)
Liability for foreign currency derivative contracts	(241)	—	(241)	—
	$(52,441)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2017
	(In Thousands)
Series A Preferred Units	$(70,260)	$—	$—	$(70,260)
Asset for foreign currency derivative contracts	130	—	130	—
Liability for foreign currency derivative contracts	(10)	—	(10)	—
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

The impact from the adoption of ASU 2014-09 to our January 1, 2018 consolidated balance sheet, our June 30, 2018 consolidated balance sheet, and our consolidated results of operations for the three and six month periods ended June 30, 2018 was immaterial. The adoption of ASU 2014-09 had no impact to cash provided by operating, financing, or investing activities in our consolidated statement of cash flows. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to increase comparability and transparency among different organizations. Organizations are required to recognize right-of-use lease assets and lease liabilities in the balance sheet related to the right to use the underlying asset for the lease term. In addition, through improved disclosure requirements, the ASU will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted, under a modified retrospective adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements. Our current operating lease portfolio consists primarily of real estate, vehicles, and equipment leases. Based on our preliminary assessment, upon adoption of the ASU we will record significant right-to-use assets and lease obligations pursuant to the new requirements. We are evaluating our portfolio of existing leases for consideration of the accounting impact of each lease. We are also evaluating and are developing internal policies to address the requirements under this ASU.
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
Additionally, in November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. We adopted this ASU during the three month period ended March 31, 2018, resulting in restricted cash being classified with cash and cash equivalents in our consolidated statement of cash flows for all periods presented.
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
In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” to align the measurement and classification guidance for share-based payments to nonemployees with the guidance currently applied to employees, with certain exceptions. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE B– LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2018	December 31, 2017
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $4.0 million as of December 31, 2017), terminated on March 22, 2018	August 4, 2019	$—	$223,985
New Credit Agreement	June 29, 2023	—	—
7.25% Senior Notes (presented net of the unamortized discount of $2.5 million as of June 30, 2018 and $2.8 million as of December 31, 2017 and unamortized deferred financing costs of $4.4 million as of June 30, 2018 and $5.0 million as of December 31, 2017)	August 15, 2022	288,989	288,191
7.50% Senior Secured Notes (presented net of the unamortized deferred financing costs of $6.5 million as of June 30, 2018)	April 1, 2025	343,503	—
		632,492	512,176
Less current portion		—	—
Total long-term debt		$632,492	$512,176

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

The Issuers closed the Offering on March 22, 2018. The 7.50% Senior Secured Notes were issued at par for net proceeds of approximately $343.8 million, after deducting certain financing costs. We used a portion of the net proceeds to repay in full and terminate our existing bank Credit Agreement and we plan to use the remainder for general partnership purposes, including the expansion of our compression fleet. The 7.50% Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the 7.50% Senior Secured Notes, the "Securities") on a senior secured basis initially by each of our domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries, and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the 7.50% Senior Secured Notes, subject to certain permitted encumbrances and exceptions. On the closing date, we entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the Securities. The 7.50% Senior Secured Notes accrue interest at a rate of

7.50% per annum. Interest on the 7.50% Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The 7.50% Senior Secured Notes are scheduled to mature on April 1, 2025. In connection with the Offering, we incurred total financing costs of $6.7 million related to the 7.50% Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

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

In addition, at any time and from time to time before April 1, 2021, we may, at our option, redeem all or a portion of the 7.50% Senior Secured Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Indenture) with respect to the 7.50% Senior Secured Notes plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, subject to the rights of holders of 7.50% Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase, or redeem our common units or purchase or redeem any subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge, or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.50% Senior Secured Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 7.50% Senior Secured Notes may declare all of the 7.50% Senior Secured Notes to be due and payable immediately.

On March 22, 2018, we, the grantors named therein, the Trustee, and U.S. Bank National Association, as the collateral trustee (the “Collateral Trustee”), entered into a collateral trust agreement (the “Collateral Trust Agreement”) pursuant to which the Collateral Trustee will receive, hold, administer, maintain, enforce, and distribute the proceeds of all of its liens upon the collateral for the benefit of the current and future holders of the 7.50% Senior Secured Notes and any future priority lien obligations, if any.

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

On June 29, 2018, we and two of our wholly owned subsidiaries (collectively the "Borrowers"), and certain of our wholly owned subsidiaries named therein as guarantors (the "New Credit Agreement Guarantors"), entered into a Loan and Security Agreement (the "New Credit Agreement") with the lenders thereto (the "Lenders"), and Bank of America, N.A., in its capacity as administrative agent, collateral agent, letter of credit issuer, and swing line lender. All of the Borrowers' obligations under the New Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The New Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million). Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the New Credit Agreement.

The Borrowers may borrow funds under the New Credit Agreement to pay fees and expenses related to the New Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the New Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the New Credit Agreement is June 29, 2023. As of June 30, 2018, no balance was outstanding under the New Credit Agreement. Because there was no outstanding balance on the New Credit Agreement, associated deferred financing costs of $1.3 million as of June 30, 2018, were classified as other assets in the accompanying consolidated balance sheet.

Borrowings under the New Credit Agreement will bear interest at a rate per annum equal to, at the option of the Borrowers, either (i) London InterBank Offered Rate (“LIBOR”) (adjusted to reflect any required bank reserves) for an interest period equal to 30, 60, 90, 180, or 360 days (as selected by the Borrowers, subject to availability and with the consent of the Lenders for 360 days) plus a margin based on average daily excess availability or (ii) a base rate plus a margin based on average daily excess availability; such base rate shall be determined by reference to the highest of (a) the prime rate of interest announced from time to time by Bank of America, N.A., (b) the Federal Funds Rate (as defined in the New Credit Agreement) rate plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a 30-day interest period on such day plus 1.0% per annum. Initially, from June 29, 2018 until the delivery of the financial statements for the fiscal quarter ending December 31, 2018, LIBOR-based loans will have an applicable margin of 2.00% per annum and base-rate loans will have an applicable margin of 1.00% per annum; thereafter, the applicable margin will range between 1.75% and 2.25% per annum for LIBOR-based loans and 0.75% and 1.25% per annum for base-rate loans, according to average daily excess availability when financial statements are delivered. In addition to paying interest on outstanding principal under the New Credit Agreement, the Borrowers are required to pay a commitment fee in respect of the unutilized commitments thereunder, initially at the rate of 0.375% per annum until the delivery of the financial statements for the fiscal quarter ending September 30, 2018 and thereafter at the applicable rate ranging from 0.250% to 0.375% per annum, paid quarterly in arrears based on utilization of the commitments under the New Credit Agreement. The Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The New Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Borrowers, the New Credit Agreement Guarantors, and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends, and the sale of assets. The New Credit Agreement also contains a requirement that the Borrowers comply, during certain periods, with a fixed charge coverage ratio of 1.0 to 1.0.

All obligations under the New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the Borrowers’ and the New Credit Agreement Guarantors’ present and future accounts receivable, inventory and related assets, and proceeds of the foregoing (the “ABL Collateral”).

NOTE C – SERIES A CONVERTIBLE PREFERRED UNITS

During 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our tissuances and sales in two private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

The Preferred Units rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) receive quarterly distributions, which are paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price (or $1.2573 per Preferred Unit annualized) of their outstanding Preferred Units, subject to certain adjustments. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the Preferred Units has been, and will continue to be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. Based on the number of Preferred Units outstanding as of June 30, 2018, the maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is approximately 25.5 million common units; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated Partnership Agreement. The total number of Preferred Units outstanding as of June 30, 2018 was 4,458,803.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with Accounting Standards Codification 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of June 30, 2018 was $52.2 million. Changes in the fair value during each period, including the $1.0 million net increase and $3.7 million net decrease in fair value during the six month periods ended June 30, 2018 and June 30, 2017, respectively, are charged and credited to earnings, respectively, in the accompanying consolidated statements of operations. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of June 30, 2018, the theoretical number of common units that would be issued if all of the outstanding Preferred Units were converted on June 30, 2018 on the same basis as the monthly conversions would be approximately 9.9 million common units, with an aggregate market value of $55.2 million. A $1 decrease in the Conversion Price would result in the issuance of approximately 2.4 million additional common units pursuant to these conversion provisions.

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

Foreign Currency Derivative Contracts

As of June 30, 2018, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$6,083	20.71	7/19/2018

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of June 30, 2018 and December 31, 2017, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	June 30, 2018	December 31, 2017
		(In Thousands)
Forward sale contracts	Current assets	$—	$130
Forward sale contracts	Current liabilities	(241)	(10)
Net asset		$(241)	$120

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six month periods ended June 30, 2018, we recognized $0.7 million and $0.2 million, respectively, of net gains (losses) associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations. During the three and six month periods ended June 30, 2017, we recognized $(0.1) million and $(0.4) million, respectively, of net gains (losses) associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

NOTE E – RELATED PARTY TRANSACTIONS

Omnibus Agreement

     Under the terms of the Omnibus Agreement entered into on June 20, 2011 and later amended June 20, 2014 (the "Omnibus Agreement"), our General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimburse our General Partner and TETRA for services they provide to us. The Omnibus Agreement will terminate on the earlier of (i) a change of control of the General Partner or TETRA, or (ii) upon any party providing at least 180 days prior written notice of termination.

Under the terms of the Omnibus Agreement, we or TETRA may, but neither of us is under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the other, for such periods of time and in such amounts as may be mutually agreed upon by TETRA and our General Partner. Any such services are required to be performed on terms that are (i) approved by the conflicts committee of our General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our General Partner.

Under the terms of the Omnibus Agreement, we or TETRA may, but neither of us is under any obligation to, sell, lease or exchange on a like-kind basis to the other such production enhancement or other oilfield services equipment as is needed or desired to meet either of our production enhancement or other oilfield services obligations, in such amounts, upon such conditions and for such periods of time, if applicable, as may be mutually agreed upon by TETRA and our General Partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are (i) approved by the conflicts committee of our General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our General Partner. In addition, unless otherwise approved by the conflicts committee of our General Partner’s board of directors, TETRA may purchase newly fabricated equipment from us at a negotiated price, provided that such price may not be less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in fabricating such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof.

TETRA and General Partner Ownership

As of June 30, 2018, TETRA's ownership interest in us was approximately 37% of the outstanding common units, 12.6% of the outstanding Preferred Units, and an approximately 1.6% general partner interest, through which it holds incentive distribution rights. For discussion of the purchase by TETRA of a portion of the Preferred Units, see Note C - Series A Convertible Preferred Units. As Preferred Units are converted to common units, TETRA's percentage ownership of the common units will decrease.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. At June 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Act will be completed in 2018 as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. We recognized an income tax expense of $21.9 million in the fourth quarter of 2017 associated with the impact of the Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible

Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three and six month periods ended June 30, 2018.

Despite the pre-tax loss for the three and six month periods ended June 30, 2018, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rates for the three and six month periods ended June 30, 2018 were negative 9.7% and negative 9.3%, respectively, primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

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

Depending on the terms of the arrangement, we may also defer the recognition of revenue for a portion of the consideration received because we have to satisfy a future performance obligation. For example, consideration received from customers during the fabrication of new compressor packages is typically deferred until control of the compressor package is transferred to our customer. For any arrangements with multiple performance obligations, we use management's estimated selling price to determine the stand-alone selling price for separate performance obligations. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period. As of June 30, 2018, we had $6.4 million of remaining performance obligations related to our compression service contracts. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than 12 months and does not consider the effects of the time value of money. The remaining performance obligations, and associated revenues, will be recognized through 2022 as follows:

	2018	2019	2020	2021	2022	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$1,791	$3,209	$1,027	$253	$77	$6,357

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

Contract Assets and Liabilities. Contract assets arise when we transfer products or perform services in fulfillment of a contract obligation but must perform other performance obligations before being entitled to payment. Generally, once we have transferred products or performed services for the customer pursuant to a contract, we recognize revenue and trade accounts receivable, as we are entitled to payment that is unconditional. Any contract assets, along with billed and unbilled accounts receivable, are included in Trade Accounts Receivable in our consolidated balance sheets. Contract liabilities arise when we receive consideration, or consideration is unconditionally due, from a customer prior to transferring products or services to the customer under the terms of a sales contract. We classify contract liabilities as Unearned Income in our consolidated balance sheets. Such unearned income typically results from advance payments received on sales of compressor equipment prior to when it is completed and transferred to the customer in accordance with the customer contract.

There were no contract assets as of December 31, 2017 and June 30, 2018. The following table reflects the changes in our contract liabilities during the six month period ended June 30, 2018:

June 30, 2018
(In Thousands)
Unearned income, beginning of period	$15,526
Additional unearned income	57,509
Revenue recognized	(44,594)
Unearned income, end of period	$28,441

Bad debt expense on accounts receivables was $0.3 million and $0.6 million during the six month periods ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, contract liabilities increased due to unearned income for consideration received on new compressor equipment being fabricated. During the six months ended June 30, 2018, $44.6 million of unearned income was recognized as product sales revenue, primarily associated with deliveries of compression equipment.

Contract Costs. When costs are incurred to obtain contracts, such as professional fees and sales bonuses, such costs are deferred and amortized over the contract term. Costs of mobilizing service equipment necessary to perform under service contracts, if significant, are deferred and amortized over the estimated service period. As of June 30, 2018, we had no deferred contract costs. Where applicable, we establish provisions for estimated obligations pursuant to compressor equipment warranties by accruing for estimated future product warranty cost in the period of the compressor equipment sale. Such estimates are based on historical warranty loss experience.

Major components of fabricated compressor packages have manufacturer warranties that we pass through to the customer.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers by geography based on the following table below.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Compression and related services
U.S.	$48,720	$43,999	$95,124	$88,501
International	7,989	6,257	15,320	12,252
	56,709	50,256	110,444	100,753
Aftermarket services
U.S.	14,385	10,218	27,738	18,968
International	709	311	1,372	948
	15,094	10,529	29,110	19,916
Equipment sales
U.S.	28,119	14,434	45,341	19,150
International	—	96	444	1,048
	28,119	14,530	45,785	20,198
Total Revenue
U.S.	91,224	68,651	168,203	126,619
International	8,698	6,664	17,136	14,248
	$99,922	$75,315	$185,339	$140,867

NOTE J — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million and $350.0 million in aggregate principal amounts outstanding of the 7.25% Senior Notes and 7.50% Senior Secured Notes, respectively, as of June 30, 2018 are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

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

Condensed Consolidating Balance Sheet
June 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$162,535	$22,932	$—	$185,467
Property, plant, and equipment, net	—	594,784	24,877	—	619,661
Investments in subsidiaries	148,632	18,556	—	(167,188)	—
Intangible and other assets, net	—	34,058	327	—	34,385
Intercompany receivables	625,289	—	—	(625,289)	—
Total non-current assets	773,921	647,398	25,204	(792,477)	654,046
Total assets	$773,921	$809,933	$48,136	$(792,477)	$839,513

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$16,123	$59,133	$2,313	$—	$77,569
Amounts payable to affiliates	—	1,372	1,298	—	2,670
Long-term debt, net	632,492	—	—	—	632,492
Series A Preferred Units	52,200	—	—	—	52,200
Intercompany payables	—	600,111	25,178	(625,289)	—
Other long-term liabilities	—	685	791	—	1,476
Total liabilities	700,815	661,301	29,580	(625,289)	766,407
Total partners' capital	73,106	148,632	18,556	(167,188)	73,106
Total liabilities and partners' capital	$773,921	$809,933	$48,136	$(792,477)	$839,513

Condensed Consolidating Balance Sheet
December 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$78,942	$23,205	$—	$102,147
Property, plant, and equipment, net	—	581,092	25,387	—	606,479
Investments in subsidiaries	169,411	19,146	—	(188,557)	—
Intangible and other assets, net	—	33,688	618	—	34,306
Intercompany receivables	292,373	—	—	(292,373)	—
Total non-current assets	461,784	633,926	26,005	(480,930)	640,785
Total assets	$461,784	$712,868	$49,210	$(480,930)	$742,932

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$8,306	$49,639	$3,027	$—	$60,972
Amounts payable to affiliates	—	1,475	1,559	—	3,034
Long-term debt, net	288,191	223,985	—	—	512,176
Series A Preferred Units	70,260	—	—	—	70,260
Intercompany payables	—	268,216	24,157	(292,373)	—
Other long-term liabilities	—	142	1,321	—	1,463
Total liabilities	366,757	543,457	30,064	(292,373)	647,905
Total partners' capital	95,027	169,411	19,146	(188,557)	95,027
Total liabilities and partners' capital	$461,784	$712,868	$49,210	$(480,930)	$742,932

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended June 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$94,145	$8,080	$(2,303)	$99,922
Cost of revenues (excluding depreciation and amortization expense)	—	64,531	5,280	(2,303)	67,508
Selling, general and administrative expense	496	9,723	630	—	10,849
Depreciation and amortization	—	16,674	774	—	17,448
Insurance recoveries	—	—	—	—	—
Interest expense, net	14,042	(219)	—	—	13,823
Series A Preferred FV Adjustment	(586)	—	—	—	(586)
Other expense, net	—	(625)	247	—	(378)
Equity in net (income) loss of subsidiaries	(4,360)	(1,433)	—	5,793	—
Income before income tax provision	(9,592)	5,494	1,149	(5,793)	(8,742)
Provision (benefit) for income taxes	—	1,134	(284)	—	850
Net income (loss)	(9,592)	4,360	1,433	(5,793)	(9,592)
Other comprehensive income (loss)	(2,873)	(2,873)	(2,873)	5,746	(2,873)
Comprehensive income (loss)	$(12,465)	$1,487	$(1,440)	$(47)	$(12,465)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended June 30, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$70,515	$6,321	$(1,521)	$75,315
Cost of revenues (excluding depreciation and amortization expense)	—	47,668	4,438	(1,521)	50,585
Selling, general and administrative expense	941	6,902	387	—	8,230
Depreciation and amortization	—	16,393	811	—	17,204
Interest expense, net	7,862	2,587	—	—	10,449
Series A Preferred FV Adjustment	(5,528)	—	—	—	(5,528)
Other expense, net	—	239	(98)	—	141
Equity in net income of subsidiaries	3,097	(391)	—	(2,706)	—
Income (loss) before income tax provision	(6,372)	(2,883)	783	2,706	(5,766)
Provision (benefit) for income taxes	—	214	392	—	606
Net income (loss)	(6,372)	(3,097)	391	2,706	(6,372)
Other comprehensive income (loss)	(568)	(568)	(568)	1,136	(568)
Comprehensive income (loss)	$(6,940)	$(3,665)	$(177)	$3,842	$(6,940)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Six Months Ended June 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$173,535	$15,466	$(3,662)	$185,339
Cost of revenues (excluding depreciation and amortization expense)	—	118,820	10,336	(3,662)	125,494
Selling, general and administrative expense	(108)	18,161	1,093	—	19,146
Depreciation and amortization	—	33,318	1,497	—	34,815
Insurance recoveries	—	—	—	—	—
Interest expense, net	22,141	3,115	—	—	25,256
Series A Preferred FV Adjustment	967	—	—	—	967
Other expense, net	—	3,710	(884)	—	2,826
Equity in net income of subsidiaries	2,329	(2,931)	—	602	—
Income before income tax provision	(25,329)	(658)	3,424	(602)	(23,165)
Provision for income taxes	—	1,671	493	—	2,164
Net income	(25,329)	(2,329)	2,931	(602)	(25,329)
Other comprehensive income (loss)	(3,522)	(3,522)	(3,522)	7,044	(3,522)
Comprehensive income (loss)	$(28,851)	$(5,851)	$(591)	$6,442	$(28,851)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Six Months Ended June 30, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$131,098	$12,702	$(2,933)	$140,867
Cost of revenues (excluding depreciation and amortization expense)	—	86,905	8,674	(2,933)	92,646
Selling, general and administrative expense	1,984	14,303	709	—	16,996
Depreciation and amortization	—	32,917	1,582	—	34,499
Interest expense, net	15,849	4,983	—	—	20,832
Series A Preferred FV Adjustment	(3,663)	—	—	—	(3,663)
Other expense, net	—	602	(499)	—	103
Equity in net income of subsidiaries	7,795	(1,028)	—	(6,767)	—
Income before income tax provision	(21,965)	(7,584)	2,236	6,767	(20,546)
Provision (benefit) for income taxes	—	211	1,208	—	1,419
Net income	(21,965)	(7,795)	1,028	6,767	(21,965)
Other comprehensive income (loss)	(318)	(318)	(318)	636	(318)
Comprehensive income (loss)	$(22,283)	$(8,113)	$710	$7,403	$(22,283)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(10,424)	$6,151	$—	$(4,273)
Investing activities:
Purchases of property, plant, and equipment, net	—	(43,482)	(3,780)	—	(47,262)
Advances and other investing activities	—	34	—	—	34
Net cash provided by (used in) investing activities	—	(43,448)	(3,780)	—	(47,228)
Financing activities:
Proceeds from long-term debt	343,800	36,200	—	—	380,000
Payments of long-term debt	—	(258,000)	—	—	(258,000)
Distributions	(14,928)	—	—	—	(14,928)
Other Financing Activities	(7,662)	—	—	—	(7,662)
Intercompany contribution (distribution)	(321,210)	321,210		—	—
Net cash provided by (used in) financing activities	—	99,410	—	—	99,410
Effect of exchange rate changes on cash	—	—	65	—	65
Increase (decrease) in cash and cash equivalents	—	45,538	2,436	—	47,974
Cash and cash equivalents at beginning of period	—	4,197	3,404	—	7,601
Cash and cash equivalents at end of period	$—	$49,735	$5,840	$—	$55,575

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$15,735	$(4,381)	$—	$11,354
Investing activities:
Purchases of property, plant, and equipment, net	—	(11,850)	373	—	(11,477)
Advances and other investing activities	—	32		—	32
Net cash provided by (used in) investing activities	—	(11,818)	373	—	(11,445)
Financing activities:
Proceeds from long-term debt	—	42,500	—	—	42,500
Payments of long-term debt	—	(37,300)	—	—	(37,300)
Distributions	(19,391)	—	—	—	(19,391)
Other financing activities	(82)	(1,266)	—	—	(1,348)
Intercompany contribution (distribution)	19,510	(19,510)	—	—	—
Net cash provided by (used in) financing activities	—	(15,576)	—	—	(15,576)
Effect of exchange rate changes on cash	—	—	(110)	—	(110)
Increase (decrease) in cash and cash equivalents	—	(11,659)	(4,118)	—	(15,777)
Cash and cash equivalents at beginning of period	—	12,201	8,596	—	20,797
Cash and cash equivalents at end of period	$—	$542	$4,478	$—	$5,020

NOTE K – SUBSEQUENT EVENTS

On July 20, 2018, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis. Also on July 20, 2018, the board of directors of our General Partner approved the paid-in-kind distribution of 131,569 Preferred Units attributable to the quarter ended June 30, 2018, in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on August 14, 2018 to each of the holders of common units, and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on August 1, 2018.

On July 9, 2018, 318,485 Preferred Units were converted into 623,340 common units. On August 8, 2018, 318,485 Preferred Units were converted into 685,556 common units.

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

Business Overview

Our results of operations during the second quarter of 2018 reflect the continuing growth in demand for compression services and equipment. Equipment sales revenues increased significantly during the three months ended June 30, 2018, reflecting the increase in customer demand for new equipment compared to the corresponding prior year period. Higher crude oil commodity prices and increases in demand for natural gas compression have resulted in more of our customers undertaking infrastructure projects that were previously delayed. Despite the increase in new equipment sales during the second quarter of 2018, our new equipment sales backlog as of June 30, 2018 remained consistent during the quarter at just over $102 million, as new equipment sales orders kept pace with the increased sales activity. Regarding compression services revenues, our overall compression service fleet utilization rate increased to 85.0% compared to 83.2% as of December 31, 2017. The increased utilization rate, particularly for our medium- and high-horsepower ("HP") compressor equipment, resulted in increased compression and related services revenues during the three month period ended June 30, 2018 compared to the corresponding prior year period. These increased compression and related services revenues also reflect increased customer contract pricing. We expect continuing increases in utilization rates in 2018, particularly in our low- and mid-horsepower offerings, and continued strengthening of customer contract pricing from contract renewals to contribute to further increases in 2018 compression and related services revenue. In addition to increased demand for compression services, we have also experienced increased demand for aftermarket services compared to the prior year period, as our customers increased their maintenance capital expenditure activities and deployed compression units that were previously idle.

As industry demand for compression services and equipment increases, our focus has been on our ability to appropriately expand and maintain our compression equipment fleet in order to serve our customers. We continue to execute our growth capital expenditure plans for 2018, particularly by adding high-horsepower compression packages to our compression fleet. As our compression fleet grows, we project an increase to our compression and related services revenue and operating cash flows going forward. Following the March 2018 issuance of $350 million aggregate principal amount of our 7.50% Senior Secured First Lien Notes due 2025 (the "7.50% Senior Secured Notes"), which generated $343.8 million of net proceeds, we further enhanced our liquidity, entering into a bank Loan and Security Agreement (the "New Credit Agreement") in June 2018. The New Credit Agreement provides us with a maximum credit commitment of $50.0 million utilizable as a source for ongoing working capital and letters of credit needs and for general business purposes. With $51.4 million of cash on hand as of June 30, 2018, along with availability under the New Credit Agreement and the expected increasing cash generated from operating activities, we have sufficient liquidity to allow us to fund additional capital expenditures during the remainder of 2018 to maintain and further grow our compression equipment fleet. In addition to these additional growth capital expenditures, we also seek to grow through targeted acquisition opportunities, which we expect would be funded through the issuance of additional debt and equity securities. The scheduled maturities of our long-term debt are August 2022 for our 7.25% Senior Notes, April 2025 for our 7.50% Senior Secured Notes, and June 2023 for our New Credit Agreement.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and six month period ended June 30, 2018, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, administrative expenses under the Omnibus Agreement paid in equity using common units, write-off of unamortized financing costs, and excluding acquisition and transaction costs and severance. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Net income (loss)	$(9,592)	$(6,372)	$(25,329)	$(21,965)
Provision (benefit) for income taxes	850	606	2,164	1,419
Depreciation and amortization	17,448	17,204	34,815	34,499
Interest expense, net	13,823	10,449	25,256	20,832
Equity compensation	496	935	(108)	1,891
Expense for unamortized finance costs	—	—	3,541
Series A Preferred transaction costs	—	—	—	37
Series A Preferred fair value adjustments	(586)	(5,528)	967	(3,663)
Omnibus expense paid in equity	—	—	—	1,746
Severance	12	—	12	55
Non-cash cost of compressors sold	811	2,015	1,135	4,331
Software implementation	—	196	—	196
Adjusted EBITDA	$23,262	$19,505	$42,453	$39,378

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
Cash flow from operating activities	$(4,273)	$11,354
Changes in current assets and current liabilities	23,634	6,247
Deferred income taxes	(172)	(249)
Other non-cash charges	(2,057)	(2,211)
Unamortized finance cost	(3,541)	—
Interest expense, net	25,256	20,832
Series A Preferred accrued paid in kind distributions	(3,246)	(4,342)
Provision (benefit) for income taxes	2,164	1,419
Omnibus expense paid in equity	—	1,746
Severance	12	55
Non-cash cost of compressors sold	1,135	4,331
Software implementation	—	196
Adjusted EBITDA	$42,453	$39,378

Free Cash Flow. We define Free Cash Flow as cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Cash from operations	$(3,908)	$9,533	$(4,273)	$11,354
Capital expenditures, net of sales proceeds	(30,223)	(4,262)	(47,262)	(11,477)
Free cash flow	$(34,131)	$5,271	$(51,535)	$(123)

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

	June 30,
	2018	2017
Horsepower
Total horsepower in fleet	1,097,546	1,093,399
Total horsepower in service	932,467	863,557
Total horsepower utilization rate	85.0%	79.0%

The following table sets forth our horsepower utilization rates by each horsepower class of our compressor fleet as of the dates shown.

	June 30,
	2018	2017
Horsepower utilization rate by class
Low-horsepower (0-100)	66.4%	64.1%
Mid-horsepower (101-1,000)	82.7%	75.0%
High-horsepower (1,001 and over)	94.1%	90.5%

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
New Equipment Sales Backlog. Our equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. As of June 30, 2018, our new equipment sales backlog was $102.2 million, the majority of which is expected to be recognized during 2018. During the three months ended March 31, 2018, we received an order from a single customer for approximately $67 million of new compressor equipment, the largest single order in our history. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

	Three Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In Thousands)
Revenues:
Compression and related services	$56,709	$50,256	$6,453	56.8%	66.7%	12.8%
Aftermarket services	15,094	10,529	4,565	15.1%	14.0%	43.4%
Equipment sales	28,119	14,530	13,589	28.1%	19.3%	93.5%
Total revenues	99,922	75,315	24,607	100.0%	100.0%	32.7%
Cost of revenues:
Cost of compression and related services	30,509	28,803	1,706	30.5%	38.2%	5.9%
Cost of aftermarket services	12,841	8,461	4,380	12.9%	11.2%	51.8%
Cost of equipment sales	24,158	13,321	10,837	24.2%	17.7%	81.4%
Total cost of revenues	67,508	50,585	16,923	67.6%	67.2%	33.5%
Depreciation and amortization	17,448	17,204	244	17.5%	22.8%	1.4%
Selling, general and administrative expense	10,849	8,230	2,619	10.9%	10.9%	31.8%
Interest expense, net	13,823	10,449	3,374	13.8%	13.9%	32.3%
Series A Preferred fair value adjustment income	(586)	(5,528)	4,942	(0.6)%	(7.3)%	100.0%
Other (income) expense, net	(378)	141	(519)	(0.4)%	0.2%
Income (loss) before income taxes	(8,742)	(5,766)	(2,976)	(8.7)%	(7.7)%	51.6%
Provision (benefit) for income taxes	850	606	(569)	0.9%	1.9%	(40.1)%
Net income (loss)	$(9,592)	$(6,372)	$(3,220)	(9.6)%	(8.5)%	50.5%

Revenues

Compression and related services revenues increased $6.5 million, a 12.8% increase, in the current year quarter compared to the prior year quarter. Overall, increases in crude oil prices compared to the prior year quarter and growth in demand for compression services positively affected our compression fleet utilization rates. Utilization of our medium-horsepower (101-1,000 HP) and high-horsepower (over 1,000 HP) compressor fleet, which is used in natural gas gathering and transmission applications, has increased compared to the prior year, and has reached utilization rates not achieved since 2015. As a result, the overall compression fleet horsepower utilization rate as of June 30, 2018 increased to 85.0% compared to 79.0% as of June 30, 2017. Our low HP compressor fleet, which is primarily used on wellhead natural gas production enhancement, continues to experience slower increases in utilization compared to the higher horsepower classes of our compression fleet. Primarily as a result of our medium-horsepower and high-horsepower compressor fleet, we have seen our overall compressor fleet horsepower utilization rate increase sequentially over the past seven consecutive quarters. In addition to increased compression fleet utilization, improved customer contract pricing has also contributed to the increased compression and related services revenues compared to the prior year quarter. In response to the overall improving demand for compression services, we continue to invest in growth capital projects to increase certain horsepower categories of our compressor fleet. Aftermarket services revenues increased during the current year quarter compared to the prior year quarter, as our customers increased their maintenance capital expenditure activities and deployed compression units that were previously idle. In addition, we have focused on providing an improved sales coverage for midstream customers, resulting in increased parts and overhaul services sales. We have seen an increased sales backlog for aftermarket projects as well as increases in requests for quotes and awards for aftermarket services resulting from the increased utilization and previously delayed expenditures on customer-owned compression equipment.

Equipment sales revenues increased $13.6 million during the current year quarter compared to the prior year quarter, as we continue to see improving demand. New equipment sales backlog was $102.2 million as of June 30, 2018 compared to $102.5 million and $47.5 million as of March 31, 2018 and December 31, 2017, respectively. Changes in our new equipment sales backlog are a function of additional customer projects less completed projects that result in equipment sales revenues for the period. The increase in customer projects during the current quarter was approximately equal to the amount of completed projects recorded as revenues during the period. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in the cost of compression and related services revenue compared to the prior year quarter was primarily due to the increased overall utilization of compressor packages. Costs of compression and related services as a percent of associated revenues decreased compared to the prior year quarter, due to increases from improved customer contract pricing as well as our focus on reducing operating costs. The costs of compression and related services as a percentage of compression and related services revenues were 53.8% and 57.3% during the current and prior year quarters, respectively.

Cost of equipment sales revenues increased in accordance with the increase in associated revenues. Costs of equipment sales as a percentage of equipment sales revenues decreased during the current year quarter compared to the prior year quarter, reflecting improving pricing on new equipment sales.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense increased slightly compared to the prior year quarter due to increases in the compression fleet.

Selling, general and administrative expense

Selling, general and administrative expenses increased during the current year quarter compared to the prior year quarter. This increase was primarily driven by increased employee expenses, including wages, incentives, benefits, and other employee related expenses of $1.6 million, and increased general expenses such as office, tax, and insurance expenses of $0.8 million. Included within selling, general and administrative expenses are $0.5 million and $0.9 million of equity compensation expense for the three month periods ended June 30, 2018 and 2017, respectively. Selling, general and administrative expense as a percentage of revenues was consistent with the prior year quarter, as the increases mentioned above were consistent with the increase in revenues compared to the prior year quarter.

Interest expense, net

Interest expense, net, increased compared to the prior year quarter due to the issuance of our 7.50% Senior Secured Notes in March 2018, the proceeds of which were partially used to repay the balance outstanding under the Credit Agreement. As a result of the higher interest rate from our 7.50% Senior Secured Notes, interest expense is expected to continue to be increased compared to the prior year periods. Interest expense, net, during the current and prior year quarters also includes $0.7 million and $0.9 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

The Series A Preferred fair value adjustment was $0.6 million credited to earnings during the current year quarter compared to $5.5 million credited to earnings during the prior year quarter. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged or credited to earnings, as appropriate. As of June 30, 2018, the fair value of the Preferred Units was $52.2 million. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other (income) expense, net

Other (income) expense, net, was $0.4 million of income, net, during the current year quarter compared to $0.1 million of expense, net, during the prior year quarter. This change to an income from an expense is primarily due to decreased loan and commitment fees and increased foreign currency gains.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. At June 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Act will be completed in 2018 as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. We recognized an income tax expense of $21.9 million in the fourth quarter of 2017 associated with the impact of the Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three months ended June 30, 2018.

Despite the pre-tax loss for the three month period ended June 30, 2018 and 2017, we recorded a provision for income tax for those periods, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the three month period ended June 30, 2018 was negative 9.7% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Results of Operations

Six months ended June 30, 2018 compared to six months ended June 30, 2017.

	Six Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2018	2017	2017 vs. 2016	2018	2017	2017 vs. 2016
	(In Thousands)
Revenues:
Compression and related services	$110,444	$100,753	$9,691	59.6%	71.5%	9.6%
Aftermarket services	29,110	19,916	9,194	15.7%	14.1%	46.2%
Equipment sales	45,785	20,198	25,587	24.7%	14.3%	126.7%
Total revenues	185,339	140,867	44,472	100.0%	100.0%	31.6%
Cost of revenues:
Cost of compression and related services	61,889	57,846	4,043	33.4%	41.1%	7.0%
Cost of aftermarket services	23,998	16,083	7,915	12.9%	11.4%	49.2%
Cost of equipment sales	39,607	18,717	20,890	21.4%	13.3%	111.6%
Total cost of revenues	125,494	92,646	32,848	67.7%	65.8%	35.5%
Depreciation and amortization	34,815	34,499	316	18.8%	24.5%	0.9%
Selling, general and administrative expense	19,146	16,996	2,150	10.3%	12.1%	12.7%
Interest expense, net	25,256	20,832	4,424	13.6%	14.8%	21.2%
Series A Preferred fair value adjustment (income) expense	967	(3,663)	4,630	0.5%	(2.6)%	100.0%
Other (income) expense, net	2,826	103	2,723	1.5%	0.1%	2,643.7%
Income (loss) before income taxes	(23,165)	(20,546)	(2,619)	(12.5)%	(14.6)%	12.7%
Provision (benefit) for income taxes	2,164	1,419	745	1.2%	1.0%	52.5%
Net income (loss)	$(25,329)	$(21,965)	$(3,364)	(13.7)%	(15.6)%	15.3%

Revenues

Compression and related services revenues increased by $9.7 million, or 9.6% increase, in the current year period compared to the prior year period. Overall, increases in crude oil prices compared to the prior year period and growth in demand for compression services positively affected our compression fleet utilization rates. Utilization of our medium-horsepower (101-1,000 HP) and high-horsepower (over 1,000 HP) compressor fleet, which is used in natural gas gathering and transmission applications, has increased compared to the prior year, and has reached utilization rates not achieved since 2015. As a result, the overall compression fleet horsepower utilization rate as of June 30, 2018 increased to 85.0% compared to 79.0% as of June 30, 2017. Our low HP compressor fleet, which is primarily used on wellhead natural gas production enhancement, continues to experience slower increases in utilization compared to the higher horsepower classes of our compression fleet. Primarily as a result of our medium-horsepower and high-horsepower compressor fleet, we have seen our overall compressor fleet horsepower utilization rate increase sequentially over the past seven consecutive quarters. In response to the overall improving demand for compression services, we continue to invest in growth capital projects to increase certain horsepower categories of our compressor fleet. Aftermarket services revenues increased $9.2 million during the current year period compared to the prior year period, as our customers increased their maintenance capital expenditure activities and deployed compression units that were previously idle. In addition, we have focused on providing an improved sales coverage for midstream customers, resulting in increased parts and overhaul services sales. We have seen an increased sales backlog for aftermarket projects as well as increases in requests for quotes and awards for aftermarket services resulting from the increased utilization and previously delayed expenditures on customer-owned compression equipment.

Equipment sales revenues increased $25.6 million during the current year period compared to the prior year period, as we continue to see improving demand. This increase is primarily due to an increased number of customer projects compared to the prior year period requiring fabrication to customer and standard specifications, particularly projects requiring high-horsepower compressor packages. New equipment sales backlog was $102.2 million as of June 30, 2018 compared to $47.5 million and $24.0 million as of December 31, 2017 and June 30, 2017, respectively. Changes in our new equipment sales backlog are a function of additional customer projects less completed projects that result in equipment sales revenues for the period. Our backlog associated with new equipment sales increased from the prior year period as additional customer projects exceeded completed projects recorded as revenues, which also increased period over period, as discussed above. The majority of the increase in new equipment sales backlog occurred during the first quarter of 2018, when a single customer placed an order for approximately $67 million, the largest single order in our history. The majority of the new equipment sales backlog is expected to be recognized as equipment sales revenues in 2018. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in the cost of compression and related services revenue, compared to the prior year period, was primarily due to the increased overall utilization of compressor packages. Costs of compression and related services as a percent of associated revenues was decreased compared to the prior year period, due to improved customer contract pricing more than offsetting increased costs. The costs of compression and related services as a percentage of compression and related services revenues were 56.0% and 57.4% during the current and prior year periods, respectively. Cost of aftermarket services increased compared to the prior year period, consistent with the increased activity and parts sales levels.

Cost of equipment sales revenues increased in accordance with the increase in associated revenues. Costs of equipment sales as a percentage of equipment sales revenues decreased due to increased pricing on equipment sales for the current year period compared to the prior year period.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense increased slightly compared to the prior year period due to increases in the compression services fleet.

Selling, general and administrative expense

Selling, general and administrative expenses increased during the current year period compared to the prior year period, largely due to increased other general expenses of $1.1 million, increased employee expenses, including wages, incentives, benefits, and other employee related expenses, of $1.0 million, and increased professional services fees of $0.3 million. Despite these increases, selling, general and administrative expense as a percentage of revenues decreased due to the increased revenues compared to the prior year period.

Interest expense, net

Interest expense, net, increased compared to the prior year period due to the issuance of our 7.50% Senior Secured Notes in March 2018, the proceeds of which were partially used to repay the balance outstanding under the Credit Agreement. As a result of the higher interest rate from our 7.50% Senior Secured Notes, interest expense is expected to continue to be increased compared to the prior year periods. Interest expense, net, during the current and prior year periods includes $1.6 million and $1.7 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

The Series A Preferred fair value adjustment was $1.0 million charged to earnings during the current year period compared to $3.7 million credited to earnings during the prior year period. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged or credited to earnings. As of June 30, 2018, the fair value of the Preferred Units was $52.2 million. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other (income) expense, net

Other (income) expense, net, was $2.8 million of expense during the current year period, compared to $0.1 million of expense during the prior year period. This increase is primarily due to $3.5 million of unamortized deferred financing costs charged to other expense as a result of the termination the Credit Agreement in March 2018, partially offset by increased foreign currency gains.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. At June 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we made reasonable estimates of the effects and recorded provisional amounts.  We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Act will be completed in 2018 as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. We recognized an income tax expense of $21.9 million in the fourth quarter of 2017 associated with the impact of the Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the six months ended June 30, 2018.

Despite the pre-tax loss for the six months periods ended June 30, 2018 and 2017, we recorded a provision for income tax for those periods, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the six months period ended June 30, 2018 was negative 9.3% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

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

Cash flows used by operating activities were $4.3 million during the six months ended June 30, 2018 when compared to cash provided by operating activities of $11.4 million in the corresponding prior year period, a decrease of $15.6 million, despite the increased operations revenues, primarily due to the use of cash to fund increased inventory levels and due to the timing of collections of accounts receivable. Cash flows used in investing activities for the six months ended June 30, 2018 increased $35.8 million when compared to the corresponding prior year period, as capital expenditure activity has increased primarily associated with increased growth and maintenance capital expenditures. Cash flows generated by financing activities were $99.4 million for the six months ended June 30, 2018 compared to cash flows used in financing activities of $15.6 million in the corresponding prior year period, primarily due to the issuance in March 2018 of our 7.50% Senior Secured Notes in the aggregate face amount of $350.0 million, which generated net proceeds of $343.8 million. These proceeds were partially used to repay the $258.0 million then outstanding under our Credit Agreement, which was then terminated. As of June 30, 2018, we have cash of $51.4 million, which is available for funding capital expenditures as well as general partnership needs. A summary of our sources and uses of cash during the six month periods ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30,
	2018	2017
Operating activities	$(4,273)	$11,354
Investing activities	(47,228)	(11,445)
Financing activities	99,410	(15,576)

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

The growth in demand for our compression services, both internationally and in the U.S., requires ongoing significant capital expenditure investment. The level of future growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2018 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. As a result of the current strong demand for compression services, we have used, and plan to continue to use, a portion of the remaining proceeds from the March 2018 issuance of the 7.50% Senior Secured Notes to fund our capital expenditure plans during 2018. We now anticipate that our estimated total gross capital expenditures (excluding asset disposals and associated proceeds) in 2018 will range from $110.0 million to $120.0 million, including $18.0 million to $20.0 million of estimated maintenance capital expenditures. Our growth capital expenditure plans are expected to focus on expanding our high-horsepower compressor fleet, with approximately 115,000 horsepower expected to be added during 2018. We are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future.

Our capital expenditure program consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compression fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to increase their capabilities. Expansion capital expenditures generally result in our ability to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor package fleet or support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity and include the maintenance of existing assets and the replacement of obsolete assets. Routine repair and maintenance is charged to expense as incurred.

On July 20, 2018, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis. Also on July 20, 2018, our General Partner approved the paid-in-kind distribution of 131,569 Preferred Units attributable to the quarter ended June 30, 2018, in accordance with the provisions of our partnership agreement, as amended. These quarterly distributions will be paid on August 14, 2018 to each of the holders of common units and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on August 1, 2018.

Cash Flows

Operating Activities

Net cash used by operating activities was $4.3 million during the six month period ended June 30, 2018 compared to $11.4 million provided by operating activities for the corresponding prior year period, a decrease of $15.6 million. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. The demand for compression and related services is improving and the level of new equipment sales backlog as of June 30, 2018 has significantly increased compared to June 30, 2017. As a result, we expect future revenues and operating cash flows to be increased going forward compared to 2017.

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

Investing Activities

Capital expenditures during the six month period ended June 30, 2018, increased by $35.8 million compared to the same period in 2017 primarily to grow and maintain the capacity of the compressor and equipment fleet. As a result of overall improving demand for compression services, in late 2017 we began growth capital projects to increase certain horsepower categories of our compressor fleet. Maintenance capital expenditures also increased during the six month period ended June 30, 2018 compared to the prior year period. Total capital expenditures, net of disposals and proceeds, during the current year period of $47.3 million include $9.9 million of maintenance capital expenditures and are net of $1.1 million of non-cash cost of compression units sold. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2018 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted, subject to the availability of funds, accordingly. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

In March 2018, we issued an aggregate $350.0 million of our 7.50% Senior Secured Notes, and the net proceeds of $343.8 million were partially used to repay the remaining outstanding balance of $258.0 million under our Credit Agreement, which was then terminated. See below for a further discussion of the 7.50% Senior Secured Notes. The remaining proceeds are being used to fund future capital expenditures, including the increasing capital expenditures mentioned above that are needed in order to grow and maintain the capacity of our compressor and equipment fleet, as well as for general partnership needs.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our common unitholders of record on the applicable record date and to our General Partner. In addition, our partnership agreement, as amended, requires that, within 45 days after the end of each quarter, we make a distribution to holders of our Preferred Units of additional paid in kind Preferred Units equal to 2.75% of the Issue Price (11% of $11.43 per Preferred Unit on an annualized basis). During the six month period ended June 30, 2018, we distributed $14.9 million of cash distributions to our common unitholders and General Partner. On July 20, 2018, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. We anticipate that we will utilize available cash to fund growth capital expenditures in response to the current increased demand for compression services. Also on July 20, 2018, our General Partner approved the paid-in-kind distribution of 131,569 Preferred Units attributable to the quarter ended June 30, 2018. These distributions will be paid on August 14, 2018 to each of the holders of our common units, and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on August 1, 2018.

Series A Convertible Preferred Units

During 2016, we entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to our issuances and sales in two private placements (the "Initial

Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 of Series A Convertible Preferred Units representing limited partner interests (the “Preferred Units”) for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

The Preferred Units rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) receive quarterly distributions, which are paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price (or $1.2573 per Preferred Unit annualized) of their outstanding Preferred Units, subject to certain adjustments. The rights of the Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the Preferred Units has been, and will continue to be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is potentially unlimited; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated Partnership Agreement. Including the impact of paid in kind distributions of Preferred Units and the conversions of Preferred Units into common units, the total number of Preferred Units outstanding as of June 30, 2018 was 4,458,803.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of June 30, 2018 was $52.2 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the Preferred Units, are non-cash charges or credits associated with the Preferred Units.

In addition, the Unit Purchase Agreement includes certain provisions regarding change of control, transfer of Preferred Units, indemnities, and other matters. The Unit Purchase Agreement contains customary representations, warranties and covenants of the Partnership and the purchasers.

Bank Credit Facilities.

On June 29, 2018, we and two of our wholly owned subsidiaries (collectively the "Borrowers"), and certain of our wholly owned subsidiaries named therein as guarantors (the "New Credit Agreement Guarantors"), entered into a Loan and Security Agreement (the "New Credit Agreement") with the lenders thereto (the "Lenders"), and Bank of America, N.A., in its capacity as administrative agent, collateral agent, letter of credit issuer, and swing line lender. All of the Borrowers' obligations under the New Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The New Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million). Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the New Credit Agreement.

The Borrowers may borrow funds under the New Credit Agreement to pay fees and expenses related to the New Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the New Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the New Credit Agreement is June 29, 2023. As of June 30, 2018, no balance was outstanding under the New Credit Agreement. As of August 8, 2018, we have no balance outstanding under our New Credit Agreement and $5.7 million letters of credit, leaving availability under the New Credit Agreement of $44.3 million.

Borrowings under the New Credit Agreement will bear interest at a rate per annum equal to, at the option of the Borrowers, either (i) London InterBank Offered Rate (“LIBOR”) (adjusted to reflect any required bank reserves) for an interest period equal to 30, 60, 90, 180, or 360 days (as selected by the Borrowers, subject to availability and with the consent of the Lenders for 360 days) plus a margin based on average daily excess availability or (ii) a base rate plus a margin based on average daily excess availability; such base rate shall be determined by reference to the highest of (a) the prime rate of interest announced from time to time by Bank of America, N.A., (b) the Federal Funds Rate (as defined in the New Credit Agreement) rate plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a 30-day interest period on such day plus 1.0% per annum. Initially, from June 29, 2018 until the delivery of the financial statements for the fiscal quarter ending December 31, 2018, LIBOR-based loans will have an applicable margin of 2.00% per annum and base-rate loans will have an applicable margin of 1.00% per annum; thereafter, the applicable margin will range between 1.75% and 2.25% per annum for LIBOR-based loans and 0.75% and 1.25% per annum for base-rate loans, according to average daily excess availability when financial statements are delivered. In addition to paying interest on outstanding principal under the New Credit Agreement, the Borrowers are required to pay a commitment fee in respect of the unutilized commitments thereunder, initially at the rate of 0.375% per annum until the delivery of the financial statements for the fiscal quarter ending September 30, 2018 and thereafter at the applicable rate ranging from 0.250% to 0.375% per annum, paid quarterly in arrears based on utilization of the commitments under the New Credit Agreement. The Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The New Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Borrowers, the New Credit Agreement Guarantors, and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends, and the sale of assets. The New Credit Agreement also contains a requirement that the Borrowers comply, during certain periods, with a fixed charge coverage ratio of 1.0 to 1.0.

All obligations under the New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the Borrowers’ and the New Credit Agreement Guarantors’ present and future accounts receivable, inventory and related assets, and proceeds of the foregoing (the “ABL Collateral”).

7.50% Senior Secured Notes

On March 8, 2018, we and CSI Compressco Finance Inc., a Delaware corporation and one of our wholly owned subsidiaries (we, together with CSI Compressco Finance Inc., the “Issuers”), and the guarantors named therein (the “Guarantors” and, together with the Issuers, the "Obligors"), entered into the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers listed in Schedule A thereto (collectively, the “Initial Purchasers”), pursuant to which the Issuers agreed to issue and sell to the Initial Purchasers $350.0 million aggregate principal amount of the Issuers’ 7.50% Senior Secured First Lien Notes due 2025 (the “7.50% Senior Secured Notes”) (the "Offering"). The 7.50% Senior Secured Notes were issued and sold to the Initial Purchasers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). As of August 8, 2018, $350.0 million in aggregate principal amount of our 7.50% Senior Secured Notes are outstanding.

The Issuers closed the Offering on March 22, 2018. The 7.50% Senior Secured Notes were issued at par for net proceeds of approximately $343.8 million, after deducting certain financing costs. We used a portion of the net proceeds to repay in full and terminate our existing bank Credit Agreement and we plan to use the remainder for general partnership purposes, including the expansion of our compression fleet. The 7.50% Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the 7.50% Senior Secured Notes, the "Securities") on a senior secured basis initially by each of our domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries, and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the Issuers' and the Guarantors' assets (other than certain excluded assets including the ABL Collateral) (the "Collateral") as collateral security for their obligations under the 7.50% Senior Secured Notes, subject to certain permitted encumbrances and exceptions. On the closing date, we entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the Securities. The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the 7.50% Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The 7.50% Senior Secured Notes are scheduled to mature on April 1, 2025. In connection with the Offering, we incurred total financing costs of $6.7 million related to the 7.50% Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

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

In addition, at any time and from time to time before April 1, 2021, we may, at our option, redeem all or a portion of the 7.50% Senior Secured Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Indenture) with respect to the 7.50% Senior Secured Notes plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, subject to the rights of holders of 7.50% Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

If we experience certain kinds of changes of control, each holder of 7.50% Senior Secured Notes will be entitled to require us to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess of $2,000) of that holder’s 7.50% Senior Secured Notes pursuant to an offer on the terms set forth in the Indenture. We will offer to make a cash payment equal to 101% of the aggregate principal amount of the 7.50% Senior Secured Notes repurchased plus accrued and unpaid interest, if any, on the 7.50% Senior Secured Notes repurchased to the date of repurchase, subject to the rights of holders of the 7.50% Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase, or redeem our common units or purchase or redeem any subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge, or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.50% Senior Secured Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 7.50% Senior Secured Notes may declare all of the 7.50% Senior Secured Notes to be due and payable immediately.

On March 22, 2018, we, the grantors named therein, the Trustee, and U.S. Bank National Association, as the collateral trustee (the “Collateral Trustee”), entered into a collateral trust agreement (the “Collateral Trust Agreement”) pursuant to which the Collateral Trustee will receive, hold, administer, maintain, enforce, and distribute the proceeds of all of its liens upon the collateral for the benefit of the current and future holders of the 7.50% Senior Secured Notes and any future priority lien obligations, if any.

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below. As of August 8, 2018, $295.9 million in aggregate principal amount of our 7.25% Senior Notes are outstanding.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants of the Indenture as of June 30, 2018.

Off Balance Sheet Arrangements

As of June 30, 2018, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. The table below summarizes our contractual cash obligations as of June 30, 2018:

	Total	2018	2019	2020	2021	2022	Thereafter
	(In Thousands)
Long-term debt	$645,930	$—	$—	$—	$—	$295,930	$350,000
Interest on debt	265,821	23,761	47,522	47,522	47,522	40,431	59,063
Operating leases	4,741	1,283	1,450	1,169	821	18	—
Total contractual cash obligations(1)	$916,492	$25,044	$48,972	$48,691	$48,343	$336,379	$409,063

(1)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known cash payment streams. These excluded amounts include approximately $52.2 million carrying value of liabilities related to the Preferred Units. The Preferred Units are expected to be serviced and satisfied with non-cash paid in kind distributions and conversions to common units. See "Note C - Series A Convertible Preferred Units," in the Notes to Consolidated Financial Statements for further discussion.

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

Interest Rate Risk

Interest charged on our former Credit Agreement was based on a variable rate and we were exposed under the Credit Agreement to floating interest rate risk on the outstanding borrowings. In connection with the issuance of our 7.50% Senior Secured Notes, we used a portion of the net proceeds to repay the remaining outstanding balance of $258.0 million under our Credit Agreement, which was terminated. Although we entered into the New Credit Agreement on June 29, 2018, there is no balance outstanding under the New Credit Agreement as of June 30, 2018. As such, we currently do not have any long-term debt obligations that have a variable rate of interest.

	Expected Maturity Date							Fair Market Value
	2018	2019	2020	2021	2022	Thereafter	Total
As of March 31, 2018
Long-term debt:
U.S. dollar variable rate (in 000s)	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	—	—	—	—	—	—	—	—
U.S. dollar fixed rate (in 000s)	—	—	—	—	$295,930	$350,000	$645,930	$623,300
Interest rate (fixed)	—	—	—	—	7.25%	7.50%	—	—

Exchange Rate Risk

As of June 30, 2018, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our

General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
April 1 – April 30, 2018	—	$—	N/A	N/A
May 1 – May 31, 2018	—	—	N/A	N/A
June 1 – June 30, 2018	—	—	N/A	N/A
Total	—		N/A	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1
Loan and Security Agreement, dated as of June 29, 2018, by and among CSI Compressco LP, CSI Compressco Sub Inc., CSI Compressco Operating LLC, as borrowers, certain subsidiaries the borrowers named as guarantors therein, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line issuer (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on July 3, 2018 (SEC File No. 001-35195)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2018 and 2017; (iii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iv) Consolidated Statement of Partners’ Capital for the six month period ended June 30, 2018; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	August 8, 2018	By:	/s/Owen Serjeant
Owen Serjeant, President
Principal Executive Officer

Date:	August 8, 2018	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer
Principal Financial Officer

Date:	August 8, 2018	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer