Form 10-Q
period 2018-09-30
CSI Compressco LP
filed 2018-11-08
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]
As of November 8, 2018, there were 44,845,907 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Compression and related services	$58,869	$51,662	$169,313	$152,415
Aftermarket services	19,869	9,517	48,979	29,433
Equipment sales	36,518	10,419	82,303	30,617
Total revenues	115,256	71,598	300,595	212,465
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	31,074	28,347	92,963	86,193
Cost of aftermarket services	16,165	7,733	40,163	23,816
Cost of equipment sales	33,458	9,424	73,065	28,141
Total cost of revenues	80,697	45,504	206,191	138,150
Depreciation and amortization	17,681	17,361	52,496	51,860
Insurance recoveries	—	(2,352)	—	(2,352)
Selling, general, and administrative expense	10,592	8,682	29,738	25,678
Interest expense, net	13,847	11,071	39,103	31,903
Series A Preferred fair value adjustment (income) expense	570	(1,300)	1,537	(4,963)
Other (income) expense, net	(78)	(319)	2,748	(216)
Income (loss) before income tax provision	(8,053)	(7,049)	(31,218)	(27,595)
Provision (benefit) for income taxes	(106)	772	2,058	2,191
Net income (loss)	$(7,947)	$(7,821)	$(33,276)	$(29,786)
General partner interest in net income (loss)	$(134)	$(157)	$(552)	$(596)
Common units interest in net income (loss)	$(7,813)	$(7,664)	$(32,724)	$(29,190)

Net income (loss) per common unit:
Basic	$(0.18)	$(0.22)	$(0.81)	$(0.85)
Diluted	$(0.18)	$(0.22)	$(0.81)	$(0.85)
Weighted average common units outstanding:
Basic	42,372,996	35,444,037	40,510,603	34,466,685
Diluted	42,372,996	35,444,037	40,510,603	34,466,685

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(7,947)	$(7,821)	$(33,276)	$(29,786)
Foreign currency translation adjustment	152	(326)	(3,370)	(644)
Comprehensive income (loss)	$(7,795)	$(8,147)	$(36,646)	$(30,430)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,186	$7,601
Trade accounts receivable, net of allowances for doubtful accounts of $1,061 as of September 30, 2018 and $822 as of December 31, 2017	71,101	47,776
Inventories	74,962	42,283
Prepaid expenses and other current assets	4,730	4,487
Total current assets	176,979	102,147
Property, plant, and equipment:
Land and building	35,011	34,972
Compressors and equipment	875,287	846,615
Vehicles	10,520	10,837
Construction in progress	56,777	13,261
Total property, plant, and equipment	977,595	905,685
Less accumulated depreciation	(344,896)	(299,206)
Net property, plant, and equipment	632,699	606,479
Other assets:
Deferred tax asset	10	10
Intangible assets, net of accumulated amortization of $24,050 as of September 30, 2018 and $21,829 as of December 31, 2017	31,718	33,942
Other assets	2,817	354
Total other assets	34,545	34,306
Total assets	$844,223	$742,932
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$30,686	$21,661
Unearned income	36,326	15,526
Accrued liabilities and other	27,684	23,785
Amounts payable to affiliates	4,376	3,034
Total current liabilities	99,072	64,006
Other liabilities:
Long-term debt, net	632,480	512,176
Series A Preferred Units	42,250	70,260
Deferred tax liabilities	953	1,403
Other long-term liabilities	—	60
Total other liabilities	675,683	583,899
Commitments and contingencies
Partners' capital:
General partner interest	687	1,618
Common units (43,268,777 units issued and outstanding at September 30, 2018 and 37,618,734 units issued and outstanding at December 31, 2017)	83,640	104,898
Accumulated other comprehensive income (loss)	(14,859)	(11,489)
Total partners' capital	69,468	95,027
Total liabilities and partners' capital	$844,223	$742,932

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2017	$1,618	37,618	$104,898	$(11,489)	$95,027
Net loss	(552)	—	(32,724)	—	(33,276)
Distributions ($0.5625 per unit)	(379)	—	(22,532)	—	(22,911)
Equity compensation	—	—	69	—	69
Vesting of Phantom Units	—	129	—	—	—
Conversions of Series A Preferred	—	5,522	33,929	—	33,929
Other comprehensive income (loss)	—	—	—	(3,370)	(3,370)
Balance at September 30, 2018	$687	43,269	$83,640	$(14,859)	$69,468

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$(33,276)	$(29,786)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	52,496	51,860
Provision for deferred income taxes	(277)	476
Insurance recoveries associated with damaged equipment	—	(2,352)
Series A Preferred offering costs	—	37
Series A Preferred paid in kind distributions in interest expense	4,498	6,412
Series A Preferred fair value adjustments	1,537	(4,963)
Equity compensation expense	259	2,152
Provision for doubtful accounts	772	783
Amortization of deferred financing costs	1,935	2,310
Expense for unamortized finance costs	3,539	—
Other non-cash charges and credits	439	349
(Gain) loss on sale of property, plant, and equipment	(75)	(248)
Changes in operating assets and liabilities:
Accounts receivable	(24,941)	596
Inventories	(33,260)	(12,544)
Prepaid expenses and other current assets	(1,453)	(570)
Accounts payable and accrued expenses	35,723	10,060
Other	(1,400)	—
Net cash provided by operating activities	6,516	24,572
Investing activities:
Purchases of property, plant, and equipment, net	(78,164)	(13,713)
Insurance recoveries associated with damaged equipment	—	2,352
Advances and other investing activities	(1)	25
Net cash used in investing activities	(78,165)	(11,336)
Financing activities:
Proceeds from long-term debt	380,000	66,300
Payments of long-term debt	(258,000)	(64,900)
Proceeds from Series A Preferred Units, net of offering costs	—	(37)
Distributions	(22,911)	(26,152)
Debt issuance costs	(8,801)	(1,690)
Net cash provided by (used in) financing activities	90,288	(26,479)
Effect of exchange rate changes on cash	(54)	(176)
Increase (decrease) in cash and cash equivalents	18,585	(13,419)
Cash and cash equivalents at beginning of period	7,601	20,797
Cash and cash equivalents at end of period	$26,186	$7,378
Supplemental cash flow information:
Interest paid	$14,042	$28,840
Income taxes paid	$2,106	$2,275

See Notes to Consolidated Financial Statements

CSI Compressco LP
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

CSI Compressco LP, a Delaware limited partnership, is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We sell standard and custom-designed compressor packages and oilfield fluid pump systems, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services or that we sell to customers.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of September 30, 2018, and for the three and nine month periods ended September 30, 2018 and 2017, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2018.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2017 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 2, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and impairments during the reporting period. Actual results could differ from those estimates, and such differences could be material.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

Cash Equivalents

We consider all highly liquid cash investments with maturities of three months or less when purchased to be cash equivalents.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.4) million and $(1.0) million during the three and nine month periods ended September 30, 2018, respectively, and $0.1 million and $(0.3) million during the three and nine month periods ended September 30, 2017, respectively.

On June 30, 2018, we determined the economy in Argentina to be highly inflationary. As a result of this determination and in accordance with U.S. GAAP, on July 1, 2018, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. The remeasurement did not have a material impact on our consolidated financial position or results of operations.

Inventories

Inventories are stated at the lower of cost or net realizable value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and nine month periods ended September 30, 2018 and September 30, 2017, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive. Following the August and September 2016 issuances of the Series A Convertible Preferred Units (the "Preferred Units"), diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the beginning of the period presented. The number of common units that may be issued upon future conversion of the Preferred Units is excluded from the calculation of diluted common units for the three and nine month periods ended September 30, 2018 and 2017 as the impact would be anti-dilutive.

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2018 and 2017, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Balance, beginning of period	$(15,011)	$(10,729)	$(11,489)	$(10,411)
Foreign currency translation adjustment	152	(326)	(3,370)	(644)
Balance, end of period	$(14,859)	$(11,055)	$(14,859)	$(11,055)

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

On July 20, 2018, our General Partner declared a cash distribution attributable to the quarter ended September 30, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. Also on July 20, 2018, our General Partner approved the paid in kind distribution of 131,569 Preferred Units attributable to the quarter ended September 30, 2018 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on August 14, 2018 to each of the holders of common units and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on August 1, 2018.

On October 19, 2018, our General Partner declared a cash distribution attributable to the quarter ended September 30, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. Also on October 19, 2018, our General Partner approved the paid in kind distribution of 109,553 Preferred Units attributable to the quarter ended September 30, 2018 in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on November 14, 2018 to each of the holders of common units and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on November 1, 2018.

Fair Value Measurements
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the determination of the carrying value of our Preferred Units (a Level 3 fair value measurement). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a Level 2 fair value measurement). Refer to Note E - "Fair Value Measurements" for further discussion.

Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets (a Level 3 fair value measurement) and for the impairment of long-lived assets (a Level 3 fair value measurement).

New Accounting Pronouncements

Standards adopted in 2018

     In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, "Revenue Recognition", and most industry-specific guidance. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption.

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
The impact from the adoption of ASU 2014-09 to our January 1, 2018 consolidated balance sheet, our September 30, 2018 consolidated balance sheet, and our consolidated results of operations for the three and nine month periods ended September 30, 2018 was immaterial. The adoption of ASU 2014-09 had no impact to cash provided by operating, financing, or investing activities in our consolidated statement of cash flows. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" to reduce diversity in practice in classification of certain transactions in the statement of cash flows. We adopted this ASU during the three month period ended March 31, 2018, with no impact to our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" which requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. We adopted this ASU during the three month period ended March 31, 2018. The adoption of this standard did not have a material impact to our consolidated financial statements.
Additionally, in November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. We adopted this ASU during the three month period ended March 31, 2018, resulting in restricted cash, if any, being classified with cash and cash equivalents in our consolidated statement of cash flows for all periods presented.
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. We adopted this ASU during the three month period ended March 31, 2018, with no impact to our consolidated financial statements.
Standards not yet adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to increase comparability and transparency among different organizations. Organizations are required to recognize right-of-use lease assets and lease liabilities in the balance sheet related to the right to use the underlying asset for the lease term. In addition, through improved disclosure requirements, the ASU will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. In July 2018, the FASB provided an additional transition method allowing for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We plan to adopt Topic 842 on January 1, 2019 using the optional transition method. Comparative information will continue to be reported under the accounting standards that were in effect for those periods. We are continuing to assess other transition practical expedients available to us. We are currently evaluating our portfolio of real estate, vehicle, and equipment leases for consideration of the accounting impact. Lease data is being loaded into a software solution that will assist in the calculation of the impact on the consolidated balance sheet and facilitate the creation of disclosures. We are concurrently evaluating and developing internal policies necessary to implement the standard. Based on our preliminary assessment, upon adoption of the ASU, we will record significant right-to-use assets and lease obligations pursuant to the new requirements.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” to align the measurement and classification guidance for share-based payments to nonemployees with the guidance currently applied to employees, with certain exceptions. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE B – INVENTORIES

Components of inventories as of September 30, 2018 and December 31, 2017, are as follows:

	September 30, 2018	December 31, 2017
	(In Thousands)
Parts and supplies	$42,878	$31,703
Work in progress	32,084	10,580
Total inventories	$74,962	$42,283

Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30, 2018	December 31, 2017
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $4.0 million as of December 31, 2017), terminated on March 22, 2018		$—	$223,985
New Credit Agreement	June 29, 2023	—	—
7.25% Senior Notes (presented net of the unamortized discount of $2.4 million as of September 30, 2018 and $2.8 million as of December 31, 2017 and unamortized deferred financing costs of $4.2 million as of September 30, 2018 and $5.0 million as of December 31, 2017)	August 15, 2022	289,391	288,191
7.50% Senior Secured Notes (presented net of the unamortized deferred financing costs of $6.9 million as of September 30, 2018)	April 1, 2025	343,089	—
		632,480	512,176
Less current portion		—	—
Total long-term debt		$632,480	$512,176

There was no balance outstanding under the New Credit Agreement as of September 30, 2018. As of September 30, 2018, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the New Credit Agreement, we had availability of $23.3 million.

We are in compliance with all covenants of our respective credit and senior note agreements as of September 30, 2018.

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

The Offering closed on March 22, 2018. The 7.50% Senior Secured Notes were issued at par for net proceeds of approximately $342.7 million, after deducting certain financing costs. We used a portion of the net proceeds to repay in full and terminate our existing bank Credit Agreement and we plan to use the remainder for general partnership purposes, including the expansion of our compression fleet. The 7.50% Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the 7.50% Senior Secured Notes, the "Securities") on a senior secured basis initially by each of our domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries, and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the Securities, subject to certain permitted encumbrances and exceptions. On the closing date, we entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the Securities. The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the 7.50% Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The 7.50% Senior Secured Notes are scheduled to mature on April 1, 2025. In connection with the Offering, we incurred total financing costs of $7.4 million related to the 7.50% Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

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

Prior to April 1, 2021, we may on one or more occasions redeem up to 35% of the principal amount of the 7.50%Senior Secured Notes with an amount of cash not greater than the amount of the net cash proceeds from one or more equity offerings at a redemption price equal to 107.500% of the principal amount of the 7.50% Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, provided that (a) at least 65% of the aggregate principal amount of the 7.50% Senior Secured Notes originally issued on the issue date (excluding notes held by us and our subsidiaries) remains outstanding after each such redemption; and (b) the redemption occurs within 180 days after the date of the closing of the equity offering.

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

On March 22, 2018, the Obligors, the Trustee, and U.S. Bank National Association, as the collateral trustee (the “Collateral Trustee”), entered into a collateral trust agreement (the “Collateral Trust Agreement”) pursuant to which the Collateral Trustee will receive, hold, administer, maintain, enforce, and distribute the proceeds of all of its liens upon the collateral for the benefit of the current and future holders of the 7.50% Senior Secured Notes and any future priority lien obligations, if any.

Bank Credit Facilities.

On March 22, 2018, in connection with the closing of the Offering, we repaid all outstanding borrowings and obligations under our then existing bank Credit Agreement with a portion of the net proceeds from the Offering, and terminated this Credit Agreement. As a result of the termination of the Credit Agreement, associated unamortized deferred financing costs of $3.5 million were charged to other (income) expense, net during the three month period ended March 31, 2018.

On June 29, 2018, we and two of our wholly owned subsidiaries (collectively the "Borrowers"), and certain of our wholly owned subsidiaries named therein as guarantors (the "New Credit Agreement Guarantors"), entered into a Loan and Security Agreement (the "New Credit Agreement") with the lenders thereto (the "Lenders"), and Bank of America, N.A., in its capacity as administrative agent, collateral agent, letter of credit issuer, and swing line lender. All of the Borrowers' obligations under the New Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The New Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of our and any other borrowers’ accounts receivable. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the New Credit Agreement.

The Borrowers may borrow funds under the New Credit Agreement to pay fees and expenses related to the New Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the New Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the New Credit Agreement is June 29, 2023. As of September 30, 2018, no balance was outstanding under the New Credit Agreement. Because there was no outstanding balance on the New Credit Agreement, associated deferred financing costs of $1.2 million as of September 30, 2018, were classified as other assets in the accompanying consolidated balance sheet.

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

The New Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Borrowers, the New Credit Agreement Guarantors, and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends, and the sale of assets. The New Credit Agreement also contains a provision that may require a fixed charge coverage ratio (as defined in the New Credit Agreement) of not less than 1.0 to 1.0 in the event that certain conditions associated with outstanding borrowings and cash availability occur. As of September 30, 2018, such conditions have not occurred.

All obligations under the New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the Borrowers’ and the New Credit Agreement Guarantors’ present and future accounts receivable, inventory and related assets, and proceeds of the foregoing.

NOTE D – SERIES A CONVERTIBLE PREFERRED UNITS

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

A ratable portion of the Preferred Units has been, and will continue to be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. Based on the number of Preferred Units outstanding as of September 30, 2018, the maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is approximately 20.7 million common units; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated Partnership Agreement. The total number of Preferred Units outstanding as of September 30, 2018 was 3,623,950.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of September 30, 2018 was $42.3 million. During the three and nine month period ended September 30, 2018, changes in the fair value during each period resulted in $0.6 million and $1.5 million being charged to earnings, respectively, in the accompanying consolidated statements of operations. During the three and nine month period ended September 30, 2017, changes in the fair value resulted in $1.3 million and $5.0 million being credited to earnings, respectively, in the accompanying consolidated statements of operations. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of September 30, 2018, the theoretical number of common units that would be issued if all of the outstanding Preferred Units were converted on September 30, 2018 on the same basis as the monthly conversions would be approximately 8.4 million common units, with an aggregate market value of $43.2 million. A $1 decrease in the Conversion Price would result in the issuance of approximately 2.1 million additional common units pursuant to these conversion provisions.

NOTE E – FAIR VALUE MEASUREMENTS

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

Under U.S. GAAP, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.

Financial Instruments

Preferred Units

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

As of September 30, 2018, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$6,352	18.89	10/18/2018

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

The fair values of our foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of September 30, 2018 and December 31, 2017, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	September 30, 2018	December 31, 2017
		(In Thousands)
Forward sale contracts	Current assets	$—	$130
Forward sale contracts	Current liabilities	(44)	(10)
Net asset		$(44)	$120

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine month periods ended September 30, 2018, we recognized $0.4 million and $0.2 million, respectively, of net (gains) losses associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations. During the three and nine month periods ended September 30, 2017, we recognized $0.02 million and $0.4 million, respectively, of net (gains) losses associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

A summary of these recurring fair value measurements by valuation hierarchy as of September 30, 2018 and December 31, 2017 is as follows:

		Fair Value Measurements Using
Description	Total as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$(42,250)	$—	$—	$(42,250)
Liability for foreign currency derivative contracts	(44)	—	(44)	—
	$(42,294)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2017
	(In Thousands)
Series A Preferred Units	$(70,260)	$—	$—	$(70,260)
Asset for foreign currency derivative contracts	130	—	130	—
Liability for foreign currency derivative contracts	(10)	—	(10)	—
	$(70,140)

The fair values of cash, accounts receivable, accounts payable, short-term borrowings, and variable-rate long-term debt pursuant to our New Credit Agreement approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at September 30, 2018 and December 31, 2017 were approximately $276.0 million and $279.7 million, respectively. Those fair values compare to aggregate principal amounts of such notes at September 30, 2018 and December 31, 2017 of $295.9 million. The fair value of our publicly traded long-

term 7.50% Senior Secured Notes at September 30, 2018 was approximately $358.3 million. This fair value compares to an aggregate principal amount of such notes at September 30, 2018 of $350.0 million. We based the fair values of our 7.25% Senior Notes and our 7.50% Senior Secured Notes as of September 30, 2018 on recent trades for these notes. See Note C - "Long-Term Debt and Other Borrowings," for a complete discussion of our debt.

NOTE F – RELATED PARTY TRANSACTIONS

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

TETRA and General Partner Ownership

As of September 30, 2018, TETRA's ownership interest in us was approximately 36% of the outstanding common units, 12.6% of the outstanding Preferred Units, and an approximately 1.5% general partner interest, through which it holds incentive distribution rights. For discussion of the purchase by TETRA of a portion of the Preferred Units, see Note C - Series A Convertible Preferred Units. As Preferred Units are converted to common units, TETRA's percentage ownership of the common units will decrease.

NOTE G – INCOME TAXES

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

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. At September 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, in certain cases, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Tax Reform Act will be completed in 2018 as provided by the SEC’s Staff Accounting Bulletin ("SAB") No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). We recognized an income tax expense of $21.9 million in the fourth quarter of 2017 associated with the impact of the Tax Reform Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Tax Reform Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Tax Reform Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three and nine month periods ended September 30, 2018.

For the three month period ended September 30, 2018, we recorded a benefit for income tax and had an effective tax rate of 1.3%. Despite the pre-tax loss for the nine month period ended September 30, 2018, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the nine month period ended September 30, 2018, was negative 6.6% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

NOTE H – COMMITMENTS AND CONTINGENCIES

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

Insurance Recoveries

During the third quarter of 2017, our insurer paid $3.0 million of claim proceeds associated with damages sustained to certain compression equipment packages that we had impaired as a result of such damage. The amount was credited to earnings, with $2.4 million classified as insurance recoveries for the damaged equipment, and $0.6 million classified as other income.

NOTE I – SEGMENTS

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

NOTE J – REVENUE RECOGNITION

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

Depending on the terms of the arrangement, we may also defer the recognition of revenue for a portion of the consideration received because we have to satisfy a future performance obligation. For example, consideration received from customers during the fabrication of new compressor packages is typically deferred until control of the compressor package is transferred to our customer. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period. As of September 30, 2018, we had $16.5 million of remaining performance obligations related to our compression service contracts. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than 12 months and does not consider the effects of the time value of money. The remaining performance obligations, and associated revenues, will be recognized through 2022 as follows:

	2018	2019	2020	2021	2022	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$2,552	$9,451	$3,865	$552	$76	$16,496

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

Contract Assets and Liabilities. Contract assets arise when we transfer products or perform services in fulfillment of a contract obligation but must perform other performance obligations before being entitled to payment. Generally, once we have transferred products or performed services for the customer pursuant to a contract, we recognize revenue and trade accounts receivable, as we are entitled to payment that is unconditional. Any contract assets, along with billed and unbilled accounts receivable, are included in Trade Accounts Receivable in our consolidated balance sheets. Contract liabilities arise when we receive consideration, or consideration is unconditionally due, from a customer prior to transferring products or services to the customer under the terms of a sales contract. We classify contract liabilities as Unearned Income in our consolidated balance sheets. Such unearned income typically results from advance payments received on orders for new compressor equipment prior to the time such equipment is completed and transferred to the customer in accordance with the customer contract.

There were no contract assets as of December 31, 2017 and September 30, 2018. The following table reflects the changes in our contract liabilities during the nine month period ended September 30, 2018:

September 30, 2018
(In Thousands)
Unearned income, beginning of period	$15,526
Additional unearned income	99,862
Revenue recognized	(79,062)
Unearned income, end of period	$36,326

Bad debt expense on accounts receivables was $0.8 million and $0.8 million during the nine month periods ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, contract liabilities increased due to unearned income for consideration received on new compressor equipment being fabricated. During the nine months ended September 30, 2018, $79.1 million of unearned income was recognized as product sales revenue, primarily associated with deliveries of new compression equipment.

Contract Costs. When costs are incurred to obtain contracts, such as professional fees and sales bonuses, such costs are deferred and amortized over the contract term. Costs of mobilizing service equipment necessary to perform under service contracts, if significant, are deferred and amortized over the estimated service period. As of September 30, 2018, we had no deferred contract costs. Where applicable, we establish provisions for estimated obligations pursuant to compressor equipment warranties by accruing for estimated future product warranty cost in the period of the compressor equipment sale. Such estimates are based on historical warranty loss experience. Major components of fabricated compressor packages have manufacturer warranties that we pass through to the customer.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Compression and related services
U.S.	$50,735	$44,365	$145,859	$132,866
International	8,134	7,297	23,454	19,549
	58,869	51,662	169,313	152,415
Aftermarket services
U.S.	18,636	9,112	46,374	28,080
International	1,233	405	2,605	1,353
	19,869	9,517	48,979	29,433
Equipment sales
U.S.	36,283	10,220	81,329	29,608
International	235	199	974	1,009
	36,518	10,419	82,303	30,617
Total Revenue
U.S.	105,654	63,697	273,562	190,554
International	9,602	7,901	27,033	21,911
	$115,256	$71,598	$300,595	$212,465

NOTE K — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million and $350.0 million in aggregate principal amounts outstanding of the 7.25% Senior Notes and 7.50% Senior Secured Notes, respectively, as of September 30, 2018 are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

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

Condensed Consolidating Balance Sheet
September 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$155,165	$21,814	$—	$176,979
Property, plant, and equipment, net	—	607,745	24,954	—	632,699
Investments in subsidiaries	147,733	20,169	—	(167,902)	—
Intangible and other assets, net	—	32,690	1,855	—	34,545
Intercompany receivables	613,864	—	—	(613,864)	—
Total non-current assets	761,597	660,604	26,809	(781,766)	667,244
Total assets	$761,597	$815,769	$48,623	$(781,766)	$844,223

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$17,399	$75,089	$2,208	$—	$94,696
Amounts payable to affiliates	—	2,319	2,057	—	4,376
Long-term debt, net	632,480	—	—	—	632,480
Series A Preferred Units	42,250	—	—	—	42,250
Intercompany payables	—	590,551	23,313	(613,864)	—
Other long-term liabilities	—	76	877	—	953
Total liabilities	692,129	668,035	28,455	(613,864)	774,755
Total partners' capital	69,468	147,733	20,169	(167,902)	69,468
Total liabilities and partners' capital	$761,597	$815,768	$48,624	$(781,766)	$844,223

Condensed Consolidating Balance Sheet
December 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$78,942	$23,205	$—	$102,147
Property, plant, and equipment, net	—	581,092	25,387	—	606,479
Investments in subsidiaries	169,411	19,146	—	(188,557)	—
Intangible and other assets, net	—	33,688	618	—	34,306
Intercompany receivables	292,373	—	—	(292,373)	—
Total non-current assets	461,784	633,926	26,005	(480,930)	640,785
Total assets	$461,784	$712,868	$49,210	$(480,930)	$742,932

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$8,306	$49,639	$3,027	$—	$60,972
Amounts payable to affiliates	—	1,475	1,559	—	3,034
Long-term debt, net	288,191	223,985	—	—	512,176
Series A Preferred Units	70,260	—	—	—	70,260
Intercompany payables	—	268,216	24,157	(292,373)	—
Other long-term liabilities	—	142	1,321	—	1,463
Total liabilities	366,757	543,457	30,064	(292,373)	647,905
Total partners' capital	95,027	169,411	19,146	(188,557)	95,027
Total liabilities and partners' capital	$461,784	$712,868	$49,210	$(480,930)	$742,932

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended September 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$109,615	$8,418	$(2,777)	$115,256
Cost of revenues (excluding depreciation and amortization expense)	—	77,995	5,479	(2,777)	80,697
Selling, general and administrative expense	367	9,669	556	—	10,592
Depreciation and amortization	—	16,711	970	—	17,681
Interest expense, net	13,942	(95)	—	—	13,847
Series A Preferred FV Adjustment	570	—	—	—	570
Other expense, net	—	550	(628)	—	(78)
Equity in net (income) loss of subsidiaries	(6,932)	(1,461)	—	8,393	—
Income before income tax provision	(7,947)	6,246	2,041	(8,393)	(8,053)
Provision (benefit) for income taxes	—	(686)	580	—	(106)
Net income (loss)	(7,947)	6,932	1,461	(8,393)	(7,947)
Other comprehensive income (loss)	152	152	152	(304)	152
Comprehensive income (loss)	$(7,795)	$7,084	$1,613	$(8,697)	$(7,795)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended September 30, 2017

(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$65,278	$7,574	$(1,254)	$71,598
Cost of revenues (excluding depreciation and amortization expense)	—	42,031	4,727	(1,254)	45,504
Selling, general and administrative expense	263	7,961	458	—	8,682
Depreciation and amortization	—	16,522	839	—	17,361
Insurance recoveries	—	(2,352)	—	—	(2,352)
Long-lived asset impairment	—	—	—	—	—
Goodwill impairment	—	—	—	—	—
Interest expense, net	7,826	3,245	—	—	11,071
Series A Preferred FV Adjustment	(1,300)	—	—	—	(1,300)
Other expense, net	—	(446)	127	—	(319)
Equity in net income of subsidiaries	1,032	(976)	—	(56)	—
Income before income tax provision	(7,821)	(707)	1,423	56	(7,049)
Provision for income taxes	—	325	447	—	772
Net income	(7,821)	(1,032)	976	56	(7,821)
Other comprehensive income (loss)	(326)	(326)	(326)	652	(326)
Comprehensive income (loss)	$(8,147)	$(1,358)	$650	$708	$(8,147)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Nine Months Ended September 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$283,151	$23,884	$(6,440)	$300,595
Cost of revenues (excluding depreciation and amortization expense)	—	196,817	15,814	(6,440)	206,191
Selling, general and administrative expense	259	27,830	1,649	—	29,738
Depreciation and amortization	—	50,029	2,467	—	52,496
Interest expense, net	36,083	3,020	—	—	39,103
Series A Preferred FV Adjustment	1,537	—	—	—	1,537
Other expense, net	—	4,260	(1,512)	—	2,748
Equity in net income of subsidiaries	(4,603)	(4,393)	—	8,996	—
Income before income tax provision	(33,276)	5,588	5,466	(8,996)	(31,218)
Provision (benefit) for income taxes	—	985	1,073	—	2,058
Net income	(33,276)	4,603	4,393	(8,996)	(33,276)
Other comprehensive income (loss)	(3,370)	(3,370)	(3,370)	6,740	(3,370)
Comprehensive income (loss)	$(36,646)	$1,233	$1,023	$(2,256)	$(36,646)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Nine Months Ended September 30, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$196,376	$20,276	$(4,187)	$212,465
Cost of revenues (excluding depreciation and amortization expense)	—	128,936	13,401	(4,187)	138,150
Selling, general and administrative expense	2,247	22,264	1,167	—	25,678
Depreciation and amortization	—	49,439	2,421	—	51,860
Insurance recoveries	—	(2,352)	—	—	(2,352)
Interest expense, net	23,675	8,228	—	—	31,903
Series A Preferred FV Adjustment	(4,963)	—	—	—	(4,963)
Other expense, net	—	156	(372)	—	(216)
Equity in net income of subsidiaries	8,827	(2,004)	—	(6,823)	—
Income before income tax provision	(29,786)	(8,291)	3,659	6,823	(27,595)
Provision (benefit) for income taxes	—	536	1,655	—	2,191
Net income	(29,786)	(8,827)	2,004	6,823	(29,786)
Other comprehensive income (loss)	(644)	(644)	(644)	1,288	(644)
Comprehensive income (loss)	$(30,430)	$(9,471)	$1,360	$8,111	$(30,430)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$2,234	$4,282	$—	$6,516
Investing activities:
Purchases of property, plant, and equipment, net	—	(74,045)	(4,119)	—	(78,164)
Advances and other investing activities	—	(1)	—	—	(1)
Net cash provided by (used in) investing activities	—	(74,046)	(4,119)	—	(78,165)
Financing activities:
Proceeds from long-term debt	343,800	36,200	—	—	380,000
Payments of long-term debt	—	(258,000)	—	—	(258,000)
Distributions	(22,911)	—	—	—	(22,911)
Other financing activities	(8,801)	—	—	—	(8,801)
Intercompany contribution (distribution)	(312,088)	312,088	—	—	—
Net cash provided by (used in) financing activities	—	90,288	—	—	90,288
Effect of exchange rate changes on cash	—	—	(54)	—	(54)
Increase (decrease) in cash and cash equivalents	—	18,476	109	—	18,585
Cash and cash equivalents at beginning of period	—	4,197	3,404	—	7,601
Cash and cash equivalents at end of period	$—	$22,673	$3,513	$—	$26,186

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$29,445	$(4,873)	$—	$24,572
Investing activities:
Purchases of property, plant, and equipment, net	—	(14,086)	373	—	(13,713)
Insurance recoveries	—	2,352	—	—	2,352
Advances and other investing activities	—	25		—	25
Net cash provided by (used in) investing activities	—	(11,709)	373	—	(11,336)
Financing activities:
Proceeds from long-term debt	—	66,300	—	—	66,300
Payments of long-term debt	—	(64,900)	—	—	(64,900)
Proceeds from issuance of Series A Preferred	(37)	—	—	—	(37)
Distributions	(26,152)	—	—	—	(26,152)
Other financing activities	(82)	(1,608)	—	—	(1,690)
Intercompany contribution (distribution)	26,271	(26,271)	—	—	—
Net cash provided by (used in) financing activities	—	(26,479)	—	—	(26,479)
Effect of exchange rate changes on cash	—	—	(176)	—	(176)
Increase (decrease) in cash and cash equivalents	—	(8,743)	(4,676)	—	(13,419)
Cash and cash equivalents at beginning of period	—	12,201	8,596	—	20,797
Cash and cash equivalents at end of period	$—	$3,458	$3,920	$—	$7,378

NOTE L – SUBSEQUENT EVENTS

On October 19, 2018, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis. Also on October 19, 2018, the board of directors of our General Partner approved the paid-in-kind distribution of 109,553 Preferred Units attributable to the quarter ended September 30, 2018, in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on November 14, 2018 to each of the holders of common units, and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on November 1, 2018.

On October 8, 2018, 329,450 Preferred Units were converted into 763,819 common units. On November 8, 2018, 329,450 Preferred Units were converted into 813,311 common units.

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

Business Overview

Our third quarter results of operations continue to reflect the growth in demand for compression services and equipment. The increase in demand resulted in our overall compression service fleet utilization rate increasing to 86.3% as of September 30, 2018 from 83.2% as of December 31, 2017. For our high-horsepower class, the utilization rate increase was particularly significant, rising to 96.6% at September 30, 2018. In addition to increased revenue resulting from increased utilization rates, revenue and margin also increased due to improved contract pricing resulting from increased demand. We have also experienced increased demand for our aftermarket services when compared to the prior year period, as customers increased their maintenance capital expenditure activities and deployed compression units that were previously idle.

Equipment sales revenues increased $26.1 million during the current quarter compared to the prior year quarter. The constructing of infrastructure to alleviate current takeaway capacity constraints that is limiting production and new drilling in the Permian Basis has resulted in increased demand for equipment. Customer demand for new equipment has resulted in our new equipment sales backlog reaching $140.2 million as of September 30, 2018, its highest level since 2014. Cumulative new equipment sales orders added to our backlog during the nine month period ended September 30, 2018 were $169 million. New equipment sales orders generally take less than twelve months to build and deliver. Our results of operations for the three month period ending September 30, 2018 reflect margins on equipment sales contracts entered into in prior periods. Due to increased demand and internal efficiencies gained on repeat orders, we have been able to capture greater margin on equipment sales included in our current backlog, however, the revenue for these contracts will be recognized in future periods as the orders are completed. Our equipment sales orders are largely prepaid by the customer through progressive billings, which allows us to fabricate new compression units using our customers' funding.

Our focus remains on our ability to appropriately expand and maintain our compression equipment fleet in order to serve our customers. During the first nine months of 2018, we spent $62.5 million to expand primarily our high-horsepower class of compression equipment, and $15.1 million to maintain our compression fleet. In order to meet current and future demand, we continue to evaluate options to fund the expansion of our compression and related services. Through currently available cash and operating cash flows, we have sufficient liquidity to allow us to fund additional capital expenditures during the remainder of 2018. Regarding our capital expenditure plans beyond 2018, to the extent available cash is limited, and financing using additional debt or equity securities is not available, our capital expenditures may be reduced or deferred, which could affect our ability to expand our fleet of equipment in the future. In addition to these anticipated additional growth capital expenditures, we also seek to grow through targeted acquisition opportunities, with expected funding through the issuance of additional debt and equity securities, to the extent financially prudent. Our New Credit Agreement provides up to $50.0 million of working capital, subject to borrowing base limitations. The scheduled maturities of our long-term debt are August 2022 for our 7.25% Senior Notes, April 2025 for our 7.50% Senior Secured Notes, and June 2023 for our New Credit Agreement.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and nine month period ended September 30, 2018, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, administrative expenses under the Omnibus Agreement paid in equity using common units, write-off of unamortized financing costs, and excluding acquisition and transaction costs and severance. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and General Partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Net income (loss)	$(7,947)	$(7,821)	$(33,276)	$(29,786)
Provision (benefit) for income taxes	(106)	772	2,058	2,191
Depreciation and amortization	17,681	17,361	52,496	51,860
Interest expense, net	13,847	11,071	39,103	31,903
Equity compensation	367	261	259	2,152
Expense for unamortized finance costs	—	—	3,539	—
Series A Preferred transaction costs	—	—	—	37
Series A Preferred fair value adjustments	570	(1,300)	1,537	(4,963)
Omnibus expense paid in equity	—	—	—	1,746
Severance	—	8	12	63
Non-cash cost of compressors sold	1,951	2,406	3,086	6,737
Software implementation	—	583	—	779
Other	176	—	176	—
Adjusted EBITDA	$26,539	$23,341	$68,990	$62,719

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Cash flow from operating activities	$6,516	$24,572
Changes in current assets and current liabilities	25,331	2,458
Deferred income taxes	277	(476)
Other non-cash charges	(3,071)	(3,194)
Unamortized finance cost	(3,539)	—
Interest expense, net	39,103	31,903
Series A Preferred accrued paid in kind distributions	(4,498)	(6,412)
Insurance recoveries	—	2,352
Provision (benefit) for income taxes	2,058	2,191
Omnibus expense paid in equity	—	1,746
Severance	12	63
Non-cash cost of compressors sold	3,086	6,737
Software implementation	—	779
Other	176	—
Adjusted EBITDA	$68,990	$62,719

Free Cash Flow. We define Free Cash Flow as cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Cash from operations	$10,789	$13,218	$6,516	$24,572
Capital expenditures, net of sales proceeds	(30,902)	(2,236)	(78,164)	(13,713)
Free cash flow	$(20,113)	$10,982	$(71,648)	$10,859

Adjusted EBITDA and Free Cash Flow are financial measures that are not in accordance with U.S. GAAP (a "non-GAAP financial measure") and should not be considered an alternative to net income, operating income, cash flows from operating activities, or any other measure of financial performance presented in accordance with U.S. GAAP. These measures may not be comparable to similarly titled financial metrics of other entities, as other entities may not calculate Adjusted EBITDA or Free Cash Flow in the same manner as we do. Management compensates for the limitations of Adjusted EBITDA and Free Cash Flow as an analytical tool by reviewing the comparable U.S. GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. Adjusted EBITDA and Free Cash Flow should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

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

	September 30,
	2018	2017
Horsepower
Total horsepower in fleet	1,116,600	1,090,103
Total horsepower in service	963,714	886,971
Total horsepower utilization rate	86.3%	81.4%

The following table sets forth our horsepower utilization rates by each horsepower class of our compressor fleet as of the dates shown.

	September 30,
	2018	2017
Horsepower utilization rate by class
Low-horsepower (0-100)	66.3%	64.7%
Mid-horsepower (101-1,000)	82.7%	78.7%
High-horsepower (1,001 and over)	96.6%	90.5%

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
New Equipment Sales Backlog. Our equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. During the three months ended September 30, 2018, we received orders of $71.2 million for new compressor equipment, resulting in our highest backlog since 2014. As of September 30, 2018, our new equipment sales backlog was $140.2 million, the majority of which is expected to be recognized during 2019. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

	Three Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In Thousands)
Revenues:
Compression and related services	$58,869	$51,662	$7,207	51.1%	72.2%	14.0%
Aftermarket services	19,869	9,517	10,352	17.2%	13.3%	108.8%
Equipment sales	36,518	10,419	26,099	31.7%	14.6%	250.5%
Total revenues	115,256	71,598	43,658	100.0%	100.0%	61.0%
Cost of revenues:
Cost of compression and related services	31,074	28,347	2,727	27.0%	39.6%	9.6%
Cost of aftermarket services	16,165	7,733	8,432	14.0%	10.8%	109.0%
Cost of equipment sales	33,458	9,424	24,034	29.0%	13.2%	255.0%
Total cost of revenues	80,697	45,504	35,193	70.0%	63.6%	77.3%
Depreciation and amortization	17,681	17,361	320	15.3%	24.2%	1.8%
Insurance recoveries	—	(2,352)	2,352	—%	(3.3)%	(100.0)%
Selling, general and administrative expense	10,592	8,682	1,910	9.2%	12.1%	22.0%
Interest expense, net	13,847	11,071	2,776	12.0%	15.5%	25.1%
Series A Preferred fair value adjustment income	570	(1,300)	1,870	0.5%	(1.8)%	100.0%
Other (income) expense, net	(78)	(319)	241	(0.1)%	(0.4)%	(75.5)%
Income (loss) before income taxes	(8,053)	(7,049)	(1,004)	(7.0)%	(9.8)%	14.2%
Provision (benefit) for income taxes	(106)	772	(878)	(0.1)%	1.1%	(113.7)%
Net income (loss)	$(7,947)	$(7,821)	$(126)	(6.9)%	(10.9)%	1.6%

Revenues

Compression and related services revenues increased $7.2 million, a 14.0% increase, in the current year quarter compared to the prior year quarter. Increases in crude oil prices compared to the prior year quarter and growth in demand for compression services positively impacted our compression fleet utilization rates. Utilization of our medium-horsepower (101-1,000 HP) and high-horsepower (over 1,000 HP) compressor fleets, which are used in natural gas gathering and transmission applications, has increased compared to the prior year quarter, and has reached utilization rates not achieved since 2015. As a result, the overall compression fleet horsepower utilization rate as of September 30, 2018 increased to 86.3% compared to 81.4% as of September 30, 2017. Our low HP compressor fleet, which is primarily used for wellhead natural gas production enhancement, continues to experience a slower increase in utilization rate compared to the higher horsepower classes of our compression fleet. Primarily as a result of our medium-horsepower and high-horsepower compressor fleets, we have seen our overall compressor fleet horsepower utilization rate increase sequentially over the past two years. In addition to increased compression fleet utilization, improved customer contract pricing has also contributed to the increased compression and related services revenues compared to the prior year quarter. In response to the overall improving demand for compression services, we continue to invest in growth capital projects to increase certain horsepower categories of our compressor fleet.

Aftermarket services revenues increased $10.4 million during the current year quarter compared to the prior year quarter, as our customers increased their maintenance capital expenditure activities and deployed compression units that were previously idle. In addition, we have focused on providing improved sales coverage for midstream customers, resulting in increased parts and overhaul services sales. We have seen increased requests for quotes and sales backlog for aftermarket projects resulting from the increased utilization and previously delayed expenditures on customer-owned compression equipment.

Equipment sales revenues increased $26.1 million during the current year quarter compared to the prior year quarter, as we continue to see improving demand. New equipment sales backlog was $140.2 million as of September 30, 2018 compared to $102.2 million and $47.5 million as of June 30, 2018 and December 31, 2017, respectively. Changes in our new equipment sales backlog are a function of additional customer orders less completed orders that result in equipment sales revenues for the period. New equipment sales orders were greater than completed orders recorded as revenues during the period, which also increased as described above. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in the cost of compression and related services revenue compared to the prior year quarter was primarily due to the increased overall utilization of compressor packages. Costs of compression and related services as a percent of associated revenues decreased compared to the prior year quarter, due to improved customer contract pricing as well as our focus on reducing operating costs. The costs of compression and related services as a percentage of compression and related services revenues were 52.8% and 54.9% during the current and prior year quarters, respectively.

Cost of equipment sales revenues increased in accordance with the increase in associated revenues. Costs of equipment sales as a percentage of equipment sales revenues increased during the current year quarter compared to the prior year quarter, reflecting lower pricing on equipment sales entered into in prior periods. Pricing on new equipment sales orders included in our backlog is increasing, reflecting the impact of increased demand and internal efficiencies gained on repeat orders, which is expected to result in increased profitability on such orders in future periods.

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

Selling, general and administrative expense

Selling, general and administrative expenses increased during the current year quarter compared to the prior year quarter. This increase was primarily driven by increased employee expenses, including wages, incentives, benefits, and other employee related expenses of $1.3 million, increased general expenses such as office, tax, and insurance expenses of $0.5 million, and increased bad debt expense of $0.3 million. Included within selling, general and administrative expenses are $0.4 million and $0.3 million of equity compensation expense for the three month periods ended September 30, 2018 and 2017, respectively. Despite these increases, selling, general and administrative expense as a percentage of revenues decreased in the current quarter due to the increased revenues compared to the prior year quarter.

Interest expense, net

Interest expense, net, increased compared to the prior year quarter due to higher outstanding debt balances and higher interest rates associated with the issuance of our 7.50% Senior Secured Notes in March 2018, the proceeds of which were partially used to repay the balance outstanding under the Credit Agreement. Interest expense is expected to continue to be increased compared to prior year periods. Interest expense, net, during the current and prior year quarters also includes $0.7 million and $1.0 million, respectively, of non-cash finance cost amortization.

Series A Preferred fair value adjustment

The Series A Preferred fair value adjustment was $0.6 million charged to earnings during the current year quarter compared to $1.3 million credited to earnings during the prior year quarter. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged or credited to earnings, as appropriate. As of September 30, 2018, the fair value of the Preferred Units was $42.3 million. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other (income) expense, net

Other (income) expense, net, was $0.1 million of income, net, during the current year quarter compared to $0.3 million of income, net, during the prior year quarter. Prior year period income, net, is primarily due to income associated with insurance proceeds of $0.6 million, partially offset by foreign currency losses.

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

The Tax Reform Act was enacted on December 22, 2017. At September 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, in certain cases, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Tax Reform Act will be completed in 2018 as provided by SAB No. 118. We recognized an income tax expense of $21.9 million in the fourth quarter of 2017 associated with the impact of the Tax Reform Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Tax Reform Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Tax Reform Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on GILTI, FDII, BEAT, and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three months ended September 30, 2018.

During the three month period ended September 30, 2018, we recorded a benefit for income tax and had an effective tax rate of 1.3%. Despite the pre-tax loss for the three month period ended September 30, 2017, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Results of Operations

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017.

	Nine Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In Thousands)
Revenues:
Compression and related services	$169,313	$152,415	$16,898	56.3%	71.7%	11.1%
Aftermarket services	48,979	29,433	19,546	16.3%	13.9%	66.4%
Equipment sales	82,303	30,617	51,686	27.4%	14.4%	168.8%
Total revenues	300,596	212,465	88,130	100.0%	100.0%	41.5%
Cost of revenues:
Cost of compression and related services	92,963	86,193	6,770	30.9%	40.6%	7.9%
Cost of aftermarket services	40,163	23,816	16,347	13.4%	11.2%	68.6%
Cost of equipment sales	73,065	28,141	44,924	24.3%	13.2%	159.6%
Total cost of revenues	206,191	138,150	68,041	68.6%	65.0%	49.3%
Depreciation and amortization	52,496	51,860	636	17.5%	24.4%	1.2%
Insurance recoveries	—	(2,352)	2,352	—%	(1.1)%	(100.0)%
Selling, general and administrative expense	29,738	25,678	4,060	9.9%	12.1%	15.8%
Interest expense, net	39,103	31,903	7,200	13.0%	15.0%	22.6%
Series A Preferred fair value adjustment (income) expense	1,537	(4,963)	6,500	0.5%	(2.3)%	(131.0)%
Other (income) expense, net	2,748	(216)	2,964	0.9%	(0.1)%
Income (loss) before income taxes	(31,218)	(27,595)	(3,623)	(10.4)%	(13.0)%	13.1%
Provision (benefit) for income taxes	2,058	2,191	(133)	0.7%	1.0%	(6.1)%
Net income (loss)	$(33,276)	$(29,786)	$(3,490)	(11.1)%	(14.0)%	11.7%

Revenues

Compression and related services revenues increased by $16.9 million, an 11.1% increase, in the current year period compared to the prior year period. Increases in crude oil prices compared to the prior year period and growth in demand for compression services positively impacted our compression fleet utilization rates. Utilization of our medium-horsepower (101-1,000 HP) and high-horsepower (over 1,000 HP) compressor fleets, which are used in natural gas gathering and transmission applications, has increased compared to the prior year, and has reached utilization rates not achieved since 2015. As a result, the overall compression fleet horsepower utilization rate as of September 30, 2018 increased to 86.3% compared to 81.4% as of September 30, 2017. Our low HP compressor fleet, which is primarily used for wellhead natural gas production enhancement, continues to experience a slower increase in utilization rate compared to the higher horsepower classes of our compression fleet. Primarily as a result of our medium-horsepower and high-horsepower compressor fleets, we have seen our overall compressor fleet horsepower utilization rate increase sequentially over the past two years. In response to the overall improving demand for compression services, we continue to invest in growth capital projects to increase certain horsepower categories of our compressor fleet.

Aftermarket services revenues increased $19.5 million during the current year period compared to the prior year period, as our customers increased their maintenance capital expenditure activities and deployed compression units that were previously idle. In addition, we have focused on providing improved sales coverage for midstream customers, resulting in increased parts and overhaul services sales. We have seen increased requests for quotes and sales backlog for aftermarket projects resulting from the increased utilization and previously delayed expenditures on customer-owned compression equipment.

Equipment sales revenues increased $51.7 million during the current year period compared to the prior year period, as we continue to see improving demand. This increase is primarily due to an increased number of customer projects compared to the prior year period requiring fabrication to customer and standard specifications, particularly projects requiring high-horsepower compressor packages. New equipment sales backlog was $140.2 million as of September 30, 2018 compared to $47.5 million and $53.6 million as of December 31, 2017 and September 30, 2017, respectively. Changes in our new equipment sales backlog are a function of additional customer orders less completed orders that result in equipment sales revenues for the period. Our backlog associated with new equipment sales increased from the prior year period as additional customer orders exceeded completed orders recorded as revenues, which also increased period over period, as discussed above. During the first quarter of 2018, a single customer placed an order for approximately $67 million, the largest single order in our history. Backlog during the three month period ended September 30, 2018 also saw significant growth, with new orders of $71.2 million. The majority of the new equipment sales backlog at September 30, 2018, our highest backlog since 2014, is expected to be recognized as equipment sales revenues in 2019. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in the cost of compression and related services revenue, compared to the prior year period, was primarily due to the increased overall utilization of compressor packages. The costs of compression and related services as a percentage of compression and related services revenues were 54.9% and 56.6% during the current and prior year periods, respectively. Costs of compression and related services as a percent of associated revenues was decreased compared to the prior year period primarily due to improved customer contract pricing. Cost of aftermarket services increased compared to the prior year period, consistent with the increased activity and parts sales levels.

Cost of equipment sales revenues increased in accordance with the increase in associated revenues. Costs of equipment sales as a percentage of equipment sales revenues decreased primarily due to increased pricing on equipment sales for the current year period compared to the prior year period.

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

Selling, general and administrative expense

Selling, general and administrative expenses increased during the current year period compared to the prior year period, largely due to increased employee expenses, including wages, incentives, benefits, and other employee related expenses of $2.3 million, and increased other general expenses of $1.6 million. Despite these increases, selling, general and administrative expense as a percentage of revenues decreased due to the increased revenues compared to the prior year period.

Interest expense, net

Interest expense, net, increased compared to the prior year period due to higher outstanding debt balances and higher interest rates associated with the issuance of our 7.50% Senior Secured Notes in March 2018, the proceeds of which were partially used to repay the balance outstanding under the Credit Agreement. Interest expense is expected to continue to be increased compared to prior year periods. Interest expense, net, during the current and prior year periods includes $2.3 million and $2.7 million, respectively, of non-cash finance cost amortization.

Series A Preferred fair value adjustment

The Series A Preferred fair value adjustment was $1.5 million charged to earnings during the current year period compared to $5.0 million credited to earnings during the prior year period. The fair value of the Preferred

Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged or credited to earnings. As of September 30, 2018, the fair value of the Preferred Units was $42.3 million. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other (income) expense, net

Other (income) expense, net, was $2.7 million of expense during the current year period, compared to $0.2 million of income during the prior year period. This increase is primarily due to $3.5 million of unamortized deferred financing costs charged to other expense as a result of the termination the Credit Agreement in March 2018. During the prior year period, we recorded miscellaneous income primarily due to $0.6 million of insurance proceeds received, partially offset by foreign currency losses.

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

The Tax Reform Act was enacted on December 22, 2017. At September 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, in certain cases, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Tax Reform Act will be completed in 2018 as provided by SAB No. 118. We recognized an income tax expense of $21.9 million in the fourth quarter of 2017 associated with the impact of the Tax Reform Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Tax Reform Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Tax Reform Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on GILTI, FDII, BEAT, and IRC Section 163(j) interest limitation do not impact our effective tax rate for the nine months ended September 30, 2018.

Despite the pre-tax loss for the nine months periods ended September 30, 2018 and 2017, we recorded a provision for income tax for those periods, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the nine months period ended September 30, 2018 was negative 6.6% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, issuances of debt and equity securities, and leases, which we believe will be sufficient to meet our working capital and growth requirements during the remainder of 2018 and into 2019. Crude oil prices have increased compared to 2017 and as a result of those increases, we expect that demand for our products and services will continue to grow for the foreseeable future. We remain committed to a long-term growth strategy. Our near-term focus is to selectively expand our compressor fleet to serve the growing demand for compression services, while continuing to preserve and enhance liquidity through strategic operating and financial measures.

Cash flows provided by operating activities were $6.5 million during the nine months ended September 30, 2018 when compared to cash provided by operating activities of $24.6 million in the corresponding prior year period, a decrease of $18.1 million, despite the increased operations revenues, primarily due to the use of cash to fund increased accounts receivable. The increase in our new unit sales backlog during the nine months ended September 30, 2018 has resulted in the increase in inventory levels, which was more than offset by a corresponding increase in unearned revenue from advance payments from customers for new units. Cash flows used in investing activities for the nine months ended September 30, 2018 increased $66.8 million when compared to the corresponding prior year period, as capital expenditure activity has increased primarily associated with increased growth and maintenance capital expenditures. Cash flows provided by financing activities were $90.3 million for the nine months ended September 30, 2018 compared to cash flows used in financing activities of $26.5 million in the corresponding prior year period, primarily due to the issuance in March 2018 of our 7.50% Senior Secured Notes in the aggregate face amount of $350.0 million, which generated net proceeds of $342.7 million. These proceeds were partially used to repay the $258.0 million then outstanding under our Credit Agreement, which was then terminated. As of September 30, 2018, we have cash of $26.2 million, which is available for funding capital expenditures as well as general partnership needs. A summary of our sources and uses of cash during the nine month periods ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,
	2018	2017
Operating activities	$6,516	$24,572
Investing activities	(78,165)	(11,336)
Financing activities	90,288	(26,479)

We expect to fund any future acquisitions and capital expenditures with existing cash balances, cash flow generated from our operations, and funds received from the issuance of additional debt and equity securities. However, we are subject to business and operational risks that could materially adversely affect our cash flows and our ability or desire to issue such securities. Please read Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Meeting increased demand for our compression services, both internationally and in the U.S., will require ongoing capital expenditure investment, which could be significant. The level of future growth capital expenditures depends on forecasted demand for compression services, the level of cash available to fund these expenditures, and our decisions whether to make such capital expenditures. If the forecasted demand for compression services during the remainder of 2018 and into 2019 increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted. As a result of the current strong demand for compression services, we have used, and plan to continue to use, a portion of the remaining proceeds from the March 2018 issuance of the 7.50% Senior Secured Notes to fund our capital expenditure plans during the remainder of 2018. We now anticipate that our estimated total gross capital expenditures (excluding asset disposals and associated proceeds) in 2018 will range from $110.0 million to $120.0 million, including $18.0 million to $20.0 million of estimated maintenance capital expenditures. Our growth capital expenditure plans are expected to focus on expanding our high-horsepower compressor fleet, with approximately 108,000 horsepower expected to be added during 2018. Regarding our capital expenditure plans beyond 2018, to the extent available cash is limited, and financing using additional debt or equity securities is not available, our capital expenditures may be reduced or deferred, which could affect our ability to expand our fleet of compression equipment. We are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

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

On October 19, 2018, our General Partner declared a cash distribution attributable to the quarter ended September 30, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit, on an annualized basis. Also on October 19, 2018, our General Partner approved the paid-in-kind distribution of 109,553 Preferred Units attributable to the quarter ended September 30, 2018, in accordance with the provisions of our partnership agreement, as amended. These quarterly distributions will be paid on November 14, 2018 to each of the holders of common units and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on November 1, 2018.

Cash Flows

Operating Activities

Net cash provided by operating activities was $6.5 million during the nine month period ended September 30, 2018 compared to $24.6 million provided by operating activities for the corresponding prior year period, a decrease of $18.1 million. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. The demand for compression and related services is improving and the level of new equipment sales backlog as of September 30, 2018 has significantly increased compared to September 30, 2017. As a result of the increase in our operations, the use of cash to fund working capital has increased, particularly due to the increased accounts receivable during the nine month period ended September 30, 2018. The increase in our new unit sales backlog during the nine months ended September 30, 2018 has resulted in the increase in inventory levels, which was largely offset by a corresponding increase in unearned revenue from customer advance payments. We expect the increase in inventory to translate to revenues in future periods.

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

Investing Activities

Capital expenditures during the nine month period ended September 30, 2018, increased by $64.5 million compared to the same period in 2017 primarily to grow and maintain the capacity of our compressor fleet. As a result of overall improving demand for compression services, in late 2017 we began growth capital projects to increase certain horsepower categories of our compressor fleet. Maintenance capital expenditures also increased during the nine month period ended September 30, 2018 compared to the prior year period. Total capital expenditures, net of disposals and proceeds, during the current year period of $78.2 million include $15.8 million of maintenance capital expenditures and are net of $3.1 million of non-cash cost of fleet compression units sold. The majority of the fleet compression units sold during the period were idle and were unlikely to return to service. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2018 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted, subject to the availability of funds. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

In March 2018, we issued an aggregate $350.0 million of our 7.50% Senior Secured Notes, and the net proceeds of $342.7 million were partially used to repay the remaining outstanding balance of $258.0 million under our Credit Agreement, which was then terminated. See below for a further discussion of the 7.50% Senior Secured Notes. The remaining proceeds are being used to fund future capital expenditures, including the increasing capital expenditures mentioned above that are needed in order to grow and maintain the capacity of our compressor and equipment fleet, as well as for general partnership needs.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our common unitholders of record on the applicable record date and to our General Partner. In addition, our partnership agreement, as amended, requires that, within 45 days after the end of each quarter, we make a distribution to holders of our Preferred Units of additional paid in kind Preferred Units equal to 2.75% of the Issue Price (11% of $11.43 per Preferred Unit on an annualized basis). During the nine month period ended September 30, 2018, we distributed $22.9 million of cash distributions to our common unitholders and General Partner. On October 19, 2018, our General Partner declared a cash distribution attributable to the quarter ended September 30, 2018 of $0.1875 per common unit. This distribution equates to a distribution of $0.75 per outstanding common unit on an annualized basis. We anticipate that we will utilize available cash to fund growth capital expenditures in response to the current increased demand for compression services. Also on October 19, 2018, our General Partner approved the paid-in-kind distribution of 109,553 Preferred Units attributable to the quarter ended September 30, 2018. These distributions will be paid on November 14, 2018 to each of the holders of our common units, and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on November 1, 2018.

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

A ratable portion of the Preferred Units has been, and will continue to be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the Preferred Units convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is potentially unlimited; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated Partnership Agreement. Including the impact of paid in kind distributions of Preferred Units and the conversions of Preferred Units into common units, the total number of Preferred Units outstanding as of September 30, 2018 was 3,623,950.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of September 30, 2018 was $42.3 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the Preferred Units, are non-cash charges or credits associated with the Preferred Units.

In addition, the Unit Purchase Agreement includes certain provisions regarding change of control, transfer of Preferred Units, indemnities, and other matters. The Unit Purchase Agreement contains customary representations, warranties and covenants of the Partnership and the purchasers.

Bank Credit Facilities.

On June 29, 2018, we and two of our wholly owned subsidiaries (collectively the "Borrowers"), and certain of our wholly owned subsidiaries named therein as guarantors (the "New Credit Agreement Guarantors"), entered into a Loan and Security Agreement (the "New Credit Agreement") with the lenders thereto (the "Lenders"), and Bank of America, N.A., in its capacity as administrative agent, collateral agent, letter of credit issuer, and swing line lender. All of the Borrowers' obligations under the New Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The New Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of the Company’s and any other borrowers’ accounts receivable. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the New Credit Agreement. As of September 30, 2018, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the New Credit Agreement, we had availability of $23.3 million.

The Borrowers may borrow funds under the New Credit Agreement to pay fees and expenses related to the New Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the New Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the New Credit Agreement is June 29, 2023. As of September 30, 2018, no balance was outstanding under the New Credit Agreement. As of November 7, 2018, we have no balance outstanding under our New Credit Agreement and $5.7 million letters of credit.

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

The New Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Borrowers, the New Credit Agreement Guarantors, and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends, and the sale of assets. The New Credit Agreement also contains a provision that may require a fixed charge coverage ratio (as defined in the New Credit Agreement) of not less than 1.0 to 1.0 in the event that certain conditions associated with outstanding borrowings and cash availability occur. As of September 30, 2018, such conditions have not occurred.

All obligations under the New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the Borrowers’ and the New Credit Agreement Guarantors’ present and future accounts receivable, inventory and related assets, and proceeds thereof.

7.50% Senior Secured Notes

On March 8, 2018, we and CSI Compressco Finance Inc., a Delaware corporation and one of our wholly owned subsidiaries (we, together with CSI Compressco Finance Inc., the “Issuers”), and the guarantors named therein (the “Guarantors” and, together with the Issuers, the "Obligors"), entered into the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers listed in Schedule A thereto (collectively, the “Initial Purchasers”), pursuant to which the Issuers agreed to issue and sell to the Initial Purchasers $350.0 million aggregate principal amount of the Issuers’ 7.50% Senior Secured First Lien Notes due 2025 (the “7.50% Senior Secured Notes”) (the "Offering"). The 7.50% Senior Secured Notes were issued and sold to the Initial Purchasers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). As of November 7, 2018, $350.0 million in aggregate principal amount of our 7.50% Senior Secured Notes are outstanding.

The Offering closed on March 22, 2018. The 7.50% Senior Secured Notes were issued at par for net proceeds of approximately $342.7 million, after deducting certain financing costs. We used a portion of the net proceeds to repay in full and terminate our then existing bank Credit Agreement and we plan to use the remainder for general partnership purposes, including the expansion of our compression fleet. The 7.50% Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the 7.50% Senior Secured Notes, the "Securities") on a senior secured basis initially by each of our domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries, and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the Issuers' and the Guarantors' assets (other than certain excluded assets including the collateral of the New Credit Agreement) (the "Collateral") as collateral security for their obligations under the Securities, subject to certain permitted encumbrances and exceptions. On the closing date, we entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the Securities. The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the 7.50% Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The 7.50% Senior Secured Notes are scheduled to mature on April 1, 2025. In connection with the Offering, we incurred total financing costs of $7.4 million related to the 7.50% Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

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

On March 22, 2018, the Obligors, the Trustee, and U.S. Bank National Association, as the collateral trustee (the “Collateral Trustee”), entered into a collateral trust agreement (the “Collateral Trust Agreement”) pursuant to which the Collateral Trustee will receive, hold, administer, maintain, enforce, and distribute the proceeds of all of its liens upon the collateral for the benefit of the current and future holders of the 7.50% Senior Secured Notes and any future priority lien obligations, if any.

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below. As of November 7, 2018, $295.9 million in aggregate principal amount of our 7.25% Senior Notes are outstanding.

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

The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants of the Indenture as of September 30, 2018.

Off Balance Sheet Arrangements

As of September 30, 2018, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. The table below summarizes our contractual cash obligations as of September 30, 2018:

	Total	2018	2019	2020	2021	2022	Thereafter
	(In Thousands)
Long-term debt	$645,930	$—	$—	$—	$—	$295,930	$350,000
Interest on debt	253,980	11,883	47,532	47,532	47,532	40,438	59,063
Operating leases	4,100	642	1,450	1,169	821	18	—
Total contractual cash obligations(1)	$904,010	$12,525	$48,982	$48,701	$48,353	$336,386	$409,063

(1)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known cash payment streams. These excluded amounts include approximately $42.3 million carrying value of liabilities related to the Preferred Units. The Preferred Units are expected to be serviced and satisfied with non-cash paid in kind distributions and conversions to common units. See "Note D- Series A Convertible Preferred Units," in the Notes to Consolidated Financial Statements for further discussion.

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and as included in our other filings with the SEC, which are available free of charge on the SEC website at www.sec.gov.

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

Interest Rate Risk

Interest charged on our former Credit Agreement was based on a variable rate and we were exposed under the Credit Agreement to floating interest rate risk on the outstanding borrowings. In connection with the issuance of our 7.50% Senior Secured Notes, we used a portion of the net proceeds to repay the remaining outstanding balance of $258.0 million under our Credit Agreement, which was terminated. Although we entered into the New Credit Agreement on June 29, 2018, there is no balance outstanding under the New Credit Agreement as of September 30, 2018. As such, we currently do not have any long-term debt obligations that have a variable rate of interest.

	Expected Maturity Date							Fair Market Value
	2018	2019	2020	2021	2022	Thereafter	Total
As of September 30, 2018
U.S. dollar fixed rate (in 000s)	—	—	—	—	$295,930	$350,000	$645,930	$634,300
Interest rate (fixed)	—	—	—	—	7.25%	7.50%	—	—

Exchange Rate Risk

As of September 30, 2018, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2018, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 31, 2018	—	$—	N/A	N/A
August 1 – August 31, 2018	—	—	N/A	N/A
September 1 – September 30, 2018	—	—	N/A	N/A
Total	—		N/A	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective as of November 5, 2018, the General Partner amended the Second Amended and Restated Agreement of Limited Partnership of the Partnership by executing Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership. The amendment enables holders of the Preferred Units to vote their holdings on an as converted into common units basis, among other certain minor changes. The foregoing description of Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership does not purport to be complete and is qualified in its entirety by reference to Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership, a copy of which is filed as Exhibit 10.1 hereto and is incorporated into this report by reference.

Item 6. Exhibits.

Exhibits:

10.1*	Amendment No.1 to the Second Amended and Restated Agreement of Limited Partnership of CSI Compressco, LP, dated November 5, 2018
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2018 and 2017; (iii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iv) Consolidated Statement of Partners’ Capital for the nine month period ended September 30, 2018; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	November 8, 2018	By:	/s/Owen Serjeant
Owen Serjeant, President
Principal Executive Officer

Date:	November 8, 2018	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer
Principal Financial Officer

Date:	November 8, 2018	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer