Form 10-K
period 2018-12-31
CSI Compressco LP
filed 2019-03-04
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]
THE AGGREGATE MARKET VALUE OF COMMON UNITS HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $139,030,298 AS OF JUNE 29, 2018, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
THE NUMBER OF COMMON UNITS OUTSTANDING AS OF March 1, 2019 WAS 46,974,732 UNITS.
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

•	economic and operating conditions that are outside of our control, including the supply, demand, and prices of oil and natural gas;

•	the availability of adequate sources of capital to us;

•	our existing debt levels and our flexibility to obtain additional financing;

•	our ability to continue to make cash distributions, or increase cash distributions from current levels, after the establishment of reserves, payment of debt service and other contractual obligations;

•	the restrictions on our business that are imposed under our long-term debt agreements;

•	our dependence upon a limited number of customers and the activity levels of our customers;

•	the levels of competition we encounter;

•	our ability to replace our contracts with customers, which are generally short-term contracts;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to acquisitions and our growth strategy;

•	our operational performance;

•	risks related to our foreign operations;

•	the credit and risk profile of TETRA;

•	the ability of our general partner to retain key personnel;

•	information technology risks including the risk from cyberattack;

•	the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies, and

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

Certain Defined Terms

Unless the context requires otherwise, when we refer to “we,” “us,” “our,” and “the Partnership,” we are describing CSI Compressco LP and its wholly owned subsidiaries on a consolidated basis. References to “CSI Compressco GP” or “our general partner” refer to our general partner, CSI Compressco GP Inc. References to “TETRA” refer to TETRA Technologies, Inc. and TETRA’s controlled subsidiaries, other than us. References to “Compressco” refer to Compressco, Inc. and its controlled subsidiaries, other than us. References to “TETRA International” refer to TETRA International Incorporated and TETRA International’s controlled subsidiaries. References to the “Initial Public Offering” refer to the Partnership’s initial public offering of 2,670,000 common units representing limited partner interests in the Partnership ("common units") at $20.00 per common unit completed on June 20, 2011 pursuant to a Registration Statement on Form S-1, as amended (File No. 333-155260) (the "Registration Statement"), initially filed on November 10, 2008 by the Partnership with the Securities and Exchange Commission (the "SEC") pursuant to the Securities Act of 1933, as amended (the "Securities Act"), including a prospectus regarding the Initial Public Offering (the "Prospectus") filed with the SEC on June 16, 2011 pursuant to Rule 424(b).

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

About CSI Compressco LP

We are a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We sell standard and custom-designed compressor packages, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States, as well as in a number of foreign countries, including Mexico, Canada, and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services or sell to customers.

We are one of the largest service providers of natural gas compression services in the United States, utilizing our fleet of compressor packages that employs a full spectrum of low-, medium-, and high-horsepower engines. Low-horsepower compressor packages enhance production for dry gas wells and liquid-loaded gas wells by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our low-horsepower compressor packages are also utilized in connection with oil and liquids production and in vapor recovery and casing gas system applications. Low- to medium-horsepower compressor packages are typically utilized in wellhead and natural gas gathering systems and other applications primarily in connection with natural gas and oil production. Our high-horsepower compressor package offerings are typically utilized in natural gas production, natural gas gathering, centralized compression facilities and midstream applications.

Our equipment sales business includes the fabrication and sale of standard compressor packages and custom-designed compressor packages designed and fabricated primarily at our facility in Midland, Texas. We design and fabricate natural gas reciprocating and rotary compressor packages up to 2,500 horsepower for use in our service fleet and up to 8,000 horsepower for sale to our broadened customer base. The compressor packages that we fabricate are sold to customers for their use in various applications including gas gathering, gas lift, carbon dioxide injection, wellhead compression, gas storage, refrigeration plant compression, gas processing, pressure maintenance, pipeline transmission, vapor recovery, gas transmission, fuel gas boosters, and coal bed methane systems.

Our aftermarket business provides a wide range of services to support the needs of customers who own compression equipment as well as the sale of compressor package parts and components manufactured by third-party suppliers. These services include operations, maintenance, overhaul, and reconfiguration services and may be provided under turnkey engineering, procurement and construction contracts. Our aftermarket services are provided by our factory- and internally trained technicians in most of the major oil and natural gas producing basins in the United States.

Our long-term growth strategy includes expanding our existing businesses - through internal growth and acquisitions - both in the U.S. and in select foreign countries.

Our operations are organized into a single business segment. See "Note N - Segments" in the Notes to Consolidated Financial Statements in this Annual Report for further information. For financial information regarding our revenues and total assets, see "Note O - Geographic Information" contained in the Notes to Consolidated Financial Statements in this Annual Report.

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

Through TETRA’s wholly owned subsidiary and our general partner, CSI Compressco GP Inc., TETRA manages and controls us. We rely on our general partner’s board of directors and executive officers to manage our operations and make decisions on our behalf. Our general partner is an indirect, wholly owned subsidiary of TETRA. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner or its directors. All of our general partner’s directors are elected by TETRA. Our general partner does not receive any management fee in connection with its management of our business. However, our general partner is reimbursed for certain indirect and direct expenses, including compensation expenses, incurred on our behalf. In addition, our general partner receives distributions based on its limited and general partner interests and incentive distribution rights. As of December 31, 2018, common units held by the public represent approximately a 65.0% ownership interest in us.

Products and Services

We are a provider of compression services and equipment for natural gas and oil production, gathering, transmission, processing, and storage. Natural gas compression is a mechanical process in which the pressure of a given volume of natural gas is increased to a higher pressure. It is essential to the production and movement of natural gas. Compression is typically required numerous times in the natural gas production and sales cycle, including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) in natural gas pipelines. Compression is also utilized for gas lift, an artificial lift technique for producing oil that has insufficient reservoir pressure. We fabricate and sell standard compressor packages and custom designed compressor packages. We also provide aftermarket compression services and sell compressor package parts and components manufactured by third-party suppliers.

Compression Services

We utilize our fleet of compressor packages to provide a variety of compression services to our customers to meet their specific requirements. Our fleet includes approximately 5,700 compressor packages that provide approximately 1.1 million in aggregate horsepower, employing a wide spectrum of low-, medium-, and high-horsepower engines. We fabricate our compressor packages primarily at our fabrication facility in Midland, Texas. The horsepower of our natural gas compressor package fleet as of December 31, 2018 is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Aggregate Horsepower

Low horsepower (0-100)	3,752	175,951	15.5%
Medium-horsepower (101-1,000)	1,587	443,901	39.1%
High-horsepower (1,001 and over)	380	515,625	45.4%
Total	5,719	1,135,477	100.0%

Low-Horsepower (0-100 Horsepower) Compression Services. Our natural gas-powered, low-horsepower compressor packages include our GasJack® compressor packages that are relatively compact and easy to transport to our customer’s well site. We utilize our electric powered, low-horsepower VJack™ compressor packages to provide production enhancement services on wells where electric power is available. Our low-horsepower packages allow us to perform wellhead compression, fluids separation, and optional gas metering services all from one skid, thereby providing services that otherwise would generally require the use of multiple, more costly pieces of equipment. We utilize our low-horsepower compressor packages to provide production enhancement for dry gas wells and liquid-loaded gas wells and backside auto injection systems (“BAIS”). BAIS monitors tubing pressure to redirect gas flow into the casing annulus as needed to help gas wells unload liquids that hinder production. We also utilize our low-horsepower compressor packages to collect hydrocarbon vapors that are a by-product of oil production and storage (“vapor recovery”) and to reduce casing pressure of pumping oil wells to enhance oil production (“casing gas systems”).

Medium-horsepower (101-1,000 Horsepower) Compression Services. Our medium-horsepower compressor packages are primarily utilized to move natural gas from the wellhead through the field gathering system by boosting the pressure of the natural gas flowing through the system. Additionally, these compressor packages are used to reinject natural gas into producing vertical and horizontal oil wells that have insufficient reservoir pressure, to help lift liquids to the surface ("gas lift operations"). Typically, these applications require medium-horsepower compressor packages located at or near the wellhead. These compressor packages are also used to increase the efficiency of low-capacity natural gas fields by providing a central compression point from which the natural gas can be further processed and transported. These compressor packages feature primarily two- and three-stage compressors powered by natural gas engines ranging from 101 to 1,000 horsepower and equipped with interstage cooling.

High-Horsepower (Over 1,000 Horsepower) Compression Services. Our high-horsepower compressor packages are primarily utilized in midstream applications including natural gas gathering and centralized compression facilities. They move natural gas from individual wells or a group of wells to boost the pressure while being moved into a gathering pipeline that leads to various types of processing facilities. A significant number of these compressor packages in midstream applications also serve the dual purpose of gas lift operations by injecting a percentage of the compressed natural gas into producing oil wells. Our high-horsepower compressor packages are also used in connection with the movement of natural gas from gathering systems to storage facilities or the end user. These compressor packages feature primarily two- and three-stage compressors powered by natural gas engines over 1,000 horsepower and equipped with interstage cooling.

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

Compression Services Contract Terms. Our compression services are primarily performed under service contracts using our low-, medium-, and high-horsepower compressor packages. A significant portion of these compression services are provided under services contracts that our legal counsel has concluded will generate qualifying income that is not subject to U.S. federal income taxes. Under these services contracts, we are responsible for providing our services in accordance with the particular specifications of a job. As owner and operator, we are responsible for operating and maintaining the equipment we utilize to provide our services. Our low horsepower compression service contracts typically have an initial term of one month and, unless terminated by us or our customers with 30-days' notice, continue on a month-to-month basis thereafter. Our medium and high horsepower compression service contracts typically have an initial term of twelve months but can also range from six months to twenty-four month initial terms as well. After the initial terms on our medium- and high-horsepower compression service contracts, typically customers will continue on a month-to-month basis or renew for additional extensions. We charge our customers a fixed monthly fee for the services provided under the services contracts. If the level of services we provide falls below certain contractually specified percentages, other than as a result of factors beyond our control, our customers are generally entitled to request limited credits against our service fees. To date, these credits have been insignificant as a percentage of revenue.

We generally own the equipment we use to provide services to our customers, and we bear the risk of loss to this equipment to the extent not caused by (i) a breach of certain obligations of the customer, primarily involving the service site and the fuel gas being supplied to us, or (ii) an uncontrolled well condition. Utilizing our proprietary, satellite telemetry-based reporting system, which is included on most of our equipment, we remotely monitor, in real time, whether our services are being continuously provided at our domestic customer well sites.

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

 Aftermarket Business

Through our aftermarket operations, we provide a wide range of services to support the needs of customers who own compression equipment. The services provided are primarily operation, maintenance, overhaul and reconfiguration services, which may be provided under turnkey engineering, procurement and construction contracts. We also sell engine parts, compressor package parts and other parts manufactured by third parties that are utilized in natural gas compressor packages. We have factory- and internally trained technicians in most of the major oil and natural gas producing basins in the United States to perform these services.

Compressor Package Fabrication Facilities and Sources of Raw Materials

At our fabrication facility in Midland, Texas, we design and fabricate natural gas reciprocating and rotary compressor packages up to 8,000 horsepower, including both standard field compression equipment meeting industry standards and specially engineered compression equipment designed for unique customer specifications. We internally fabricate skids, pressure vessels built to American Society of Mechanical Engineers code, and piping systems and integrate them with engines, compressors and other components obtained from third-party suppliers. The compressor packages are used in our services business and they are sold to major and independent oil and natural gas exploration and production companies as well as midstream processing and transmission companies. We design, engineer, fabricate and market high-quality gas compressor packages that have a superior reputation in the industry as evidenced by occasional sales to competitive fleets and to end users who have their own compressor package fabrication capabilities.

A majority of the components we use to fabricate compressor packages are obtained from third-party suppliers. These components represent a significant portion of the cost of the compressor packages. Some of the components used in the assembly of our compressor packages are obtained from a single supplier or a limited group of suppliers. Typical contracts with these suppliers are for a period of twelve months. Should we experience a lack of availability of the components we use to fabricate our packages and systems, we believe that there are adequate, alternative suppliers and that any impact would not be severe, although short-term disruptions could be material. We occasionally experience long lead times for components from suppliers and, therefore, at times make purchases in anticipation of future orders.

Market Overview and Competition

Our operations are significantly dependent upon the demand for, and production of, oil and natural gas in the various domestic and international markets in which we operate. Beginning in 2014 and continuing throughout most of 2016, reduced prices of oil and natural gas led to declines in our customers' capital expenditure levels in the domestic and international markets in which we operate. The decline in activity in the oil and natural gas exploration and production industry resulted in reduced demand for our products and services compared to early 2014 levels. Despite recent volatility in oil and gas prices, we are seeing strong indicators of continued improving demand for our products and services.

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

 Our service contracts are generally terminable upon thirty days’ notice after the primary term has expired. Although we enter into short-term contracts, many of our largest customers have been with us for over five years. Our most significant customer for the year ended December 31, 2018 was Targa Resources, which accounted for approximately 15% of our consolidated revenues for the year. Other significant customers include various major integrated oil companies, public and private independent exploration and production companies and midstream companies, none of which individually accounted for more than 10% of our consolidated revenues for the year ended December 31, 2018. The loss of any of our major customers could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

Competition

The natural gas compression services and compressor package fabrication and sale businesses are highly competitive. We experience competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities, and adopt more aggressive pricing policies. Primary competition for our low-horsepower compression services business comes from smaller local and regional companies that utilize packages consisting of a screw or reciprocating compressor with a separate engine driver. These local and regional competitors tend to compete with us on the basis of price, as opposed to our focus on providing production enhancement value to the customer. Competition for our medium- and high-horsepower compression services business comes primarily from large companies that may have greater financial resources than ours. Such competitors include ArchRock, Kodiak Gas Services, and USA Compression. Our competition in the standard compressor package fabrication and sale markets includes several large companies and a large number of small, regional fabricators, including some of those with whom we also compete for compression services, including Enerflex, Exterran and others. Our competition in the custom-designed market usually consists of larger companies with the ability to provide integrated projects and product support after the sale, including some of the competitors noted above. The ability to fabricate these large custom-designed packages at our facilities near the point of end-use of many customers is often a competitive advantage.

Many of our compression services competitors compete on the basis of price. We believe our pricing has proven to be competitive because of the significant increases in the value that results from use of our services, our customer service, trained field personnel, and the quality of the compressor packages we use to provide our services.

Other Business Matters

Marketing

We utilize various marketing strategies to promote our services and compressor package products. Our account managers attempt to build close working relationships with our existing and potential customers to educate them about our services and products by scheduling personal visits, hosting and attending workshops, tradeshows and conferences, and participating in industry organizations. We sponsor and make presentations at industry events that are targeted to production managers, compression specialists and other decision makers. Our marketing representatives also use these marketing opportunities to promote our value-added service initiatives, such as the use of our proprietary satellite telemetry-based system, our wellsite optimization program and our call center.

Backlog

Our equipment and parts sales business consists of the fabrication and sale of standard compressor packages and custom-designed compressor packages. Our custom-designed packages are typically greater in size and complexity than standard fabrication packages, requiring more labor, materials, and overhead resources. This business requires diligent planning of those resources and project and backlog management in order to meet the customer's desired delivery dates and performance criteria, and achieve fabrication efficiencies. As of December 31, 2018, our equipment sales backlog was $105.2 million, compared to $47.5 million as of December 31, 2017, all of which is expected to be recognized in the year ended December 31, 2019. During the year ended December 31, 2018, we received cumulative orders of $188.2 million for new compressor packages. We also reached our highest backlog since 2014 and received the largest single order of new compressor equipment in our history, for approximately $67.0 million. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

Employees

As of December 31, 2018, our general partner and certain of our subsidiaries had approximately 750 full-time employees who provide services to conduct our operations. Our general partner’s U.S. employees and our employees in Canada are not subject to collective bargaining agreements. Under our Omnibus Agreement with TETRA, certain employees of TETRA and its affiliates also provide services to our general partner, us and our subsidiaries, and we reimburse TETRA for these services. Our employees in Argentina and Mexico are subject to a collective bargaining agreement. The employees of TETRA who provide services to us in Argentina and Mexico are subject to numerous collective labor agreements. We believe that the various employers of these employees have good relations with these employees and we have not experienced work stoppages in the past.

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

We are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and the environment. The primary environmental laws that impact our operations in the United States include:

•	the Clean Air Act ("CAA") and comparable state laws, and regulations thereunder, which regulate air emissions;

•
the Federal Water Pollution Control Act of 1972 (the "Clean Water Act") and comparable state laws, and regulations thereunder, which regulate the discharge of pollutants into regulated waters, including industrial wastewater discharges and storm water runoff;

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

The CAA and implementing regulations and comparable state laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our compressor packages and require us to meet more stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008. In addition, the Environmental Protection Agency ("EPA") issued regulations in April 2012 that require the reduction of emissions of volatile organic compounds, air toxins, and methane, a greenhouse gas, at certain oil and gas operations. We are not currently aware of material impacts to our operations associated with these rules.

The EPA has determined that greenhouse gases ("GHGs") present an endangerment to public health and the environment because, according to the EPA, they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of GHGs, including air emissions associated with oil and gas production particularly as they relate to the hydraulic fracturing of natural gas wells. In addition, the EPA has issued regulations requiring the reporting of GHG emissions from certain sources including onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA or state environmental agencies from implementing the rules. Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of GHGs from a wide range of sources.

The Clean Water Act and implementing regulations and comparable state laws and regulations prohibit the discharge of pollutants into regulated waters without a permit and establish limits on the levels of pollutants contained in these discharges. In addition, the Clean Water Act and other comparable laws and regulations regulate storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Our facilities are in compliance with these requirements, as applicable.

RCRA and implementing regulations and state laws and regulations address the management and disposal of solid and hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer, and disposal of wastes including, but not limited to, used oil, antifreeze, filters, sludges, paint, solvents and sandblast materials. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. We believe we are in substantial compliance with all applicable requirements.

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

Our compressor packages may be subject to additional regulatory requirements under the CAA. For example, regulations under the National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) provisions of the CAA require control of hazardous air pollutants from new and existing stationary reciprocal internal combustion engines. Our equipment is also subject to additional prescribed maintenance practices and catalyst installation may also be required. More recently, the EPA finalized rules that establish new air emission controls under the EPA's New Source Performance Standards ("NSPS") and NESHAPS for natural gas and natural gas liquids production, processing and transportation activities. These rules establish specific requirements associated with emissions from compressors and controllers at natural gas gathering and boosting stations.

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

Our operations are significantly dependent upon the demand for, and production of, oil and natural gas in the various domestic and international markets in which we operate. Oil and natural gas production rates are volatile and may be affected by, among other factors, prices for such commodities, market uncertainty, weather and availability of alternative energy sources.

The reduction in oil and natural gas prices that began in 2014 and continued through 2015 and 2016 resulted in declining demand for certain of our products and services compared to 2014 levels. Although oil prices steadily rose during late 2017 and early 2018, they fell during late 2018, with 2018 West Texas Intermediate oil prices dropping from a high of $76.90 per barrel in October 2018 to a low of $42.36 per barrel in December 2018. West Texas Intermediate price was $55.80 per barrel as of March 1, 2019. U.S. natural gas prices have also been volatile over the past three years, with the Henry Hub price ranging from a low of $1.61 per million British thermal units (“MMBtu”) in March 2016 to a high of $4.93 per MMBtu in November 2018. The Henry Hub price for natural gas as of March 1, 2019 was $2.86 per MMBtu. Despite the downturn in oil prices during late 2018, demand for medium- and high-horsepower compression services and equipment remains strong compared to two years ago. Demand for low-horsepower compression services used for natural gas production enhancement has begun to increase slightly, but remains challenged. If oil and natural gas prices decline and remain low in the future, this may negatively impact the operating cash flows and exploration and development activities and plans of many of our customers and have a negative impact on the demand for our compression products and services.

Factors impacting the prices of oil and natural gas include: (i) the levels of supply of and demand for oil and natural gas; (ii) governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; (iii) weather conditions and natural disasters; (iv) worldwide political, military, and economic conditions; (v) the ability and willingness of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain oil production levels; (vi) the levels of oil production by non-OPEC countries; (vii) oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas; (viii) the cost of producing and delivering oil and natural gas; and (ix) the cost and availability of alternative sources of energy.

Our current capital structure, along with current debt and equity market conditions, may continue to limit our ability to obtain financing to pursue business growth opportunities.

Current conditions in the markets for debt and equity securities in the energy sector have increased the difficulty of obtaining debt and equity financing to grow our business. As of December 31, 2018, the market price for our common units was $2.32 per common unit, reflecting a steep decline during the fourth quarter of 2018 and compared to a high of $8.05 per common unit during February 2018. As of March 1, 2019, the price of our common units was $3.10 per common unit. The issuance of new convertible debt or equity securities (similar to the Series A Convertible Preferred Units that were issued in late 2016, (the "Preferred Units")) in the future, if available, could be significantly dilutive to current common unitholders. In addition, as of December 31, 2018, we had approximately $645.9 million aggregate principal amount outstanding of our 7.25% Senior Notes and 7.50% Senior Secured Notes. Obtaining equity or debt financing in the current market environment is particularly difficult for us, given our current levels of long-term debt.

During the twelve months ended December 31, 2018, our aggregate capital expenditures totaled $103.5 million, which were primarily growth capital expenditures to increase our compression services equipment fleet, and the majority of these capital expenditures were funded through the issuance of the 7.50% Senior Secured Notes in 2018. As of December 31, 2018, our total cash balance was $15.9 million. We anticipate capital expenditures in 2019 to range from $60.0 million to $65.0 million. These capital expenditures include approximately $18.0 million to $20.0 million of maintenance capital expenditures and approximately $42.0 to $45.0 million of capital expenditures primarily associated with the expansion of our compression services fleet. We expect that the combination of $15.9 million of cash on hand at the beginning of 2019 and operating cash flows expected to be generated during the year will be sufficient to fund these capital expenditures without having to incur additional long-term debt and without having to access the equity markets. In addition to the anticipated 2019 expansion capital expenditures noted above that we intend to fund from cash on hand and from expected cash flow from operations, TETRA has agreed to purchase up to $15.0 million of compression equipment to be leased to us pursuant to agreements executed in February 2019. However, our ability to grow our business through capital expenditure or acquisition activities beyond these sources of financing may be significantly limited or curtailed. Without the ability to increase our compression equipment fleet or otherwise grow our operations, our ability to continue to retain customers whose compression services needs are expanding and to increase distributions to our common unitholders in the future may be limited.

Our long-term debt levels result in a significant amount of our operating cash flows being used to fund debt service requirements.

In March 2018, we issued an aggregate $350.0 million of our 7.50% Senior Secured Notes, the proceeds of which were partially used to repay the remaining outstanding balance of $258.0 million under our previous bank credit facility, which was then terminated. The aggregate carrying value of our 7.50% Senior Secured Notes as of December 31, 2018 is $343.2 million. The issuance of the 7.50% Senior Secured Notes increased our aggregate amount of long-term debt outstanding as well as the aggregate interest rate of our debt outstanding. In addition, we have an aggregate carrying value of $289.8 million of our 7.25% Senior Notes outstanding as of December 31, 2018. The increase in our total long-term indebtedness has increased our total interest expense, which in turn reduces our cash available to fund capital expenditures or for distribution. Our ability to service our indebtedness in the future will depend upon, among other things, our future financial and operating performance, which will be impacted by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we may be forced to consider taking actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, delaying any desired increase of distributions, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to take any of these courses of action.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to increase cash distributions to our common unitholders following the conversion of the remaining outstanding Preferred Units.

On December 20, 2018, we announced that, given our low common unit price, we were reducing our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter) for a period of up to four quarters, beginning with the February 2019 distribution. We noted that we intend to use the approximately $34 million of savings from the reduced distribution to redeem the remaining outstanding Preferred Units for cash and avoid the further dilution to our common unitholders that would occur if we continued to convert the Preferred Units into common units each month. The redemption of the Preferred Units is expected to be completed by the third quarter of 2019, at which time we intend to re-evaluate the distribution policy based on business conditions at that time.

Under the terms of our partnership agreement, the amount of cash otherwise available for distribution is reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements (including the redemption of our remaining Preferred Units in cash, if we so choose and are allowed under our debt agreements), and future cash distributions to our common unitholders. In order to make cash distributions at this current distribution rate of $0.01 per common unit per quarter, or $0.04 per common unit per year, we will require available cash of approximately $0.5 million per quarter, or $1.9 million per year, based on the number of common units outstanding as of March 1, 2019. We may not have sufficient available cash each quarter to enable us to increase cash distributions following the redemption of our remaining Preferred Units, or make any distribution at all. To the extent we issue additional partnership units in connection with our growth, the payment of distributions on those additional partnership units may further increase the risk that we will be unable to increase our per-unit distribution. There are no limitations in our partnership agreement or our Loan and Security Agreement (the "Credit Agreement") on our ability to issue additional common units. The amount of cash we can distribute to our common unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things, the market conditions described in these Risk Factors.

Many of our operating expenses have been volatile and may continue to be volatile or increase in the future. To the extent our efforts to contain these costs are not successful, our generation of operating cash flows to fund or increase our quarterly distributions will be negatively impacted.

Our long-term debt agreements contain covenants and other provisions that restrict our ability to take certain actions and may limit our ability to grow our business in the future.

Our Credit Agreement includes a maximum credit commitment of $50.0 million, which is available for loans, letters of credit (with a sublimit of $25.0 million), and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base determined by reference to the value of certain of our accounts receivable. The maximum credit commitment may be increased by $25.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict our ability to take certain actions including, among other things and subject to certain significant exceptions, incurring debt, granting liens, making investments, entering into or amending existing transactions with affiliates, paying dividends, and selling assets. The Credit Agreement also contains a provision that requires our compliance with a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.0 to 1.0 in the event that certain conditions associated with outstanding borrowings and cash availability occur.

In addition, the indentures governing our 7.50% Senior Secured Notes and our 7.25% Senior Notes contain customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase, or redeem our common units, make certain investments and other restricted payments, or purchase or redeem any subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the collateral securing our 7.50% Senior Secured Notes; (v) consolidate, merge, or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. The indentures also contain customary events of default and acceleration provisions relating to events of default, which provide that upon an event of default under the indentures, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 7.50% Senior Secured Notes and 7.25% Senior Notes may declare all of the 7.50% Senior Secured Notes and 7.25% Senior Notes to be due and payable immediately.

The loss of any of our most significant customers would result in a decline in our revenue and cash available to pay distributions to our common unitholders.

Our five most significant customers collectively accounted for approximately 31% of our 2018 revenues. Our services and products are provided to these customers pursuant to equipment sales or short-term contract compression services agreements, many of which are cancellable with 30-days' notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

The credit and risk profile of TETRA could adversely affect our business and our ability to make distributions to our common unitholders.

The credit and business risk profile of TETRA could adversely affect our ability to incur indebtedness in the future or obtain a credit rating, as credit rating agencies may consider the leverage and credit profile of TETRA and its affiliates in assigning a rating because of TETRA's control of us, their performance of administrative functions for us, and our contractual relationships with them. Furthermore, the trading price of our common units may be adversely affected by financial or operational difficulties or excessive debt levels at TETRA. If the pledge of TETRA's ownership of our general partner becomes effective in the future, control over our general partner could be transferred to TETRA’s lenders in the event of a default by TETRA.

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

Our business is highly competitive. We face competition from a variety of large and small companies, including companies with greater financial resources than we have. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flows could be adversely impacted by the activities of our competitors. Our competitors could substantially increase the resources they devote to the development and marketing of competitive equipment or services, develop more efficient equipment, or decrease the price at which they offer their equipment services or sell their equipment. Any of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition, and ability to make cash distributions to our common unitholders.

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

Operating cash flows from the sale of compressor packages are inconsistent.

A significant portion of our revenues and cash flows is derived from the sales of compressor packages. During 2018, we reported revenues of $137.9 million from the sale of compressor packages. As of December 31, 2018, we had a compressor package sales order backlog of $105.2 million, compared to $47.5 million as of December 31, 2017. Demand to purchase our compressor packages is affected by numerous factors, including the prices of natural gas and oil and the level of capital spending by our customers. A change in our business strategy or any of these factors could cause cash flows from the sale of compressor packages to decrease.

Our future growth and success depend upon a number of factors, some of which we cannot control.

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

The current economic, legal, and political environment in Argentina and recent devaluations of the Argentinian peso have created increased instability for foreign investment in Argentina. The Argentinian government is currently attempting to address the current high rate of inflation and the continuing currency devaluation pressure. Fiscal and monetary expansion in Argentina has led to devaluations of the Argentinian peso. Additional devaluation may be necessary to help boost the current Argentina economy, and they may be accompanied by fiscal and monetary tightening, including additional restrictions on the transfer of U.S. dollars out of Argentina. On June 30, 2018, we determined the economy in Argentina to be highly inflationary. As a result of this determination and in accordance with U.S. generally accepted accounting principles ("GAAP"), on July 1, 2018, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. The remeasurement did not have a material impact on our consolidated financial position or results of operations.

As a result of our operations in Argentina, consolidated revenues and operating cash flow generated in Argentina have increased over the past three years. As of December 31, 2018, approximately $53,000 of our consolidated cash balance is located in bank accounts in Argentina, and the process of repatriating this cash to the U.S. is subject to increasingly complex regulations. There can be no assurances that our growing Argentinian operations will not expose us to the loss of liquidity, foreign exchange losses, and other potential financial impacts.

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

Neither our partnership agreement nor the Omnibus Agreement between TETRA and us prohibits TETRA and its affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. TETRA has historically provided some services for PEMEX in Mexico in competition with us and could choose to further compete with us for additional services for PEMEX in Mexico. In addition, TETRA and its affiliates may acquire compression-based services businesses or assets in the future, without any obligation to offer us the opportunity to purchase any of that business or those assets. As a result, competition from TETRA could adversely affect our results of operations and cash available for distribution.

Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.

Because we have operations in Mexico, Canada and Argentina, and in certain other foreign countries, a portion of our business is conducted in foreign currencies. As a result, we are exposed to currency exchange rate fluctuations that could have an adverse effect on our results of operations. If a foreign currency weakened significantly, we would be required to convert more of that foreign currency to U.S. dollars to satisfy our obligations, which would cause us to have less cash available for distribution. A significant strengthening of the U.S. dollar could result in an increase in our financing expenses and could materially affect our financial results under U.S. GAAP. Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. Most of our billings under the contracts with PEMEX and other clients in Mexico are in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos. In addition, future contract awards with PEMEX may require us to bill a larger portion of our revenues in Mexican pesos, which would expose us to additional foreign currency exchange rate risks.

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

During 2015 and 2016, lower oil and natural gas prices resulted in a decreased demand for certain of our products and services. Demand for compression services and for new compressor packages decreased significantly, although recently we are seeing signs of increased demand, particularly for medium- and high-horsepower compression services and equipment. Decreased commodity prices had, and may continue to have, a negative impact on oil and gas drilling and capital expenditure activity, which affects the demand for a portion of our products and services. During 2015 and 2016, primarily as a result of the significant decreases in oil and natural gas prices during these periods, we recorded certain consolidated long-lived asset impairments, including goodwill impairments, of approximately $242.0 million. Further changes in the economic environment could result in decreased demand for our products and services, which could impact the expected utilization rates of our compressor package fleet. Under U.S. GAAP, we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings.

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

Our assets and operations are subject to inherent risks such as vehicle accidents, equipment defects, malfunctions and failures, as well as other incidents that result in releases or uncontrolled flows of gas or well fluids, fires, or explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution, and other environmental damages. On occasion, we have experienced fires that have damaged or destroyed certain of our compression fleet, and additional accidents or fires could occur in the future. We do not insure all of our assets and the insurance we do obtain may be inadequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future, or, if available, the premiums may not be commercially feasible. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we did not maintain liability insurance, our business, results of operations, and financial condition could be adversely affected. In addition, we do not maintain business interruption insurance. Please read “Health, Safety, and Environmental Affairs Regulations” for a description of how we are subject to federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and environment.

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

The U.S. Environmental Protection Agency (the “EPA”) has adopted regulations under the Clean Air Act to control emissions of hazardous air pollutants from reciprocal internal combustion engines and more recently the EPA adopted regulations that establish air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including NSPS as well as emission standards to address hazardous air pollutants. Certain of our compressor packages are subject to these new requirements and additional control equipment and maintenance operations are required. While we do not believe that compliance with current regulatory requirements will have a material adverse effect on our business, additional regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs.

The modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also adversely affect oil and natural gas exploration and production, which in turn could have an adverse effect on us.

Climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas our customers produce, while the physical effects of climate change could disrupt production and cause us to incur costs in preparing for or responding to those effects.

The EPA has determined that GHGs present an endangerment to public health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. Such EPA rules regulate GHG emissions under the CAA and require a reduction in emissions of GHGs from motor vehicles and from certain large stationary sources. The EPA rules also require so-called “green” completions at hydraulically fractured natural gas wells beginning in 2015. In addition, the EPA requires the annual reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, as well as from certain oil and gas production facilities.

In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the Paris Agreement. However, in June 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or a separate agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. To the extent that the United States and other countries implement the Paris Agreement or impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business.

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

Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA asserted regulatory authority pursuant to the federal Safe Drinking Water Act, Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; published final rules under the federal CAA in 2012 and published additional final regulations in June 2016 governing methane and volatile organic compound performance standards, including standards for the capture of air emissions released during for the oil and natural gas hydraulic fracturing industry; published in June 2016 an effluent limitations guidelines final rule prohibiting the discharge of waste water from shale natural-gas extraction operations before discharging to a treatment plant; and in 2014 published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the U.S. Bureau of Land Management ("BLM") published a final rule in March 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule, the BLM appealed the decision to the U.S. Circuit Court of Appeals for the Tenth Circuit in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court, but, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule. That decision was appealed by the BLM to the U.S. Circuit Court of Appeals for the Tenth Circuit in 2016, but, in March 2017, the BLM filed a request with the Tenth Circuit to put the appeal on hold pending rescission of the 2015 final rule.

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

Although our general partner allocates significant resources to protect these information technology systems, we have experienced varying degrees of cyber-incidents in the normal conduct of our business, including viruses, worms, other destructive software, process breakdowns, phishing and other malicious activities. Such breaches have in the past and could again in the future result in unauthorized access to information including customer, supplier, employee, or other company confidential data. We do not carry insurance against these risks, although our general partner invests in security technology, performs penetration tests from time to time, and designs our business processes to attempt to mitigate the risk of such breaches. While we believe these measures are generally effective, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced, and expect to continue to experience, cybersecurity threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

Risks Inherent in an Investment in Us

If the Preferred Units issued in August 2016 and September 2016 are not redeemed for cash, as intended, the result would be the issuance of additional partnership common units in the future, resulting in dilution of our existing common unitholders’ ownership interests.

Our partnership agreement does not limit the number of additional partnership common units that we may issue at any time without the approval of our common unitholders. In addition, subject to the provisions of the Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”), we may issue an unlimited number of partnership units that are senior to the common units in right of distribution, liquidation, or voting. On August 8, 2016, we issued an aggregate of 4,374,454 of the Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of $49.8 million. Additionally, on September 20, 2016, we issued an aggregate of 2,624,672 of Preferred Units for a cash purchase price of $11.43 per Preferred Unit, resulting in total net proceeds, after deducting certain offering expenses, of $29.0 million.

Pursuant to the Unit Purchase Agreement dated August 8, 2016, our general partner executed the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the Preferred Units. The Preferred Units are a class of equity security that ranks senior to all classes or series of our equity securities with respect to distribution rights and rights upon liquidation. The holders of Preferred Units (each, a “Preferred Unitholder”) receive quarterly distributions in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit), subject to certain adjustments, including adjustments related to any future issuances of common units below a set price, and any quarterly distributions on our common units in excess of $0.3775 per common unit. In the event we fail to pay in full any quarterly distribution in additional Preferred Units, then until such failure is cured we are prohibited from making any distributions on our common units. Beginning on March 8, 2017 and on the first Trading Day (as defined in the Amended and Restated Partnership Agreement) of each calendar month thereafter for a total of thirty months (each, a “Conversion Date”), the Preferred Units convert into common units representing limited partner interests in the partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining. On June 7, 2017, as permitted under the Amended and Restated Partnership Agreement, we elected to defer the monthly conversion of Preferred Units for each of the Conversion Dates during the three month period beginning July 2017. As a result, no Preferred Units were converted into common units during the three month period ended September 30, 2017, and future monthly conversions were increased beginning in October 2017. During 2018, conversions of the Preferred Units resulted in the issuance of approximately 8.0 million common units. We may, at our option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated Partnership Agreement and the Credit Agreement.

On December 20, 2018, we announced that, given the decline in our common unit price, we were reducing our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter) for a period of up to four quarters, beginning with the February 2019 distribution. We intend to use the approximately $34 million of savings from the reduced common unit distribution to redeem the remaining Preferred Units for cash and avoid the dilution to our common unitholders that would occur if the Preferred Units were converted into common units at a low unit price. However, there is no guarantee that we will be able to fully redeem the remaining Preferred Units for cash and that additional dilution will not occur.

If the remaining Preferred Units are not redeemed for cash, as intended, the result would be the issuance of additional common units upon conversion thereof, which would result in the dilution of our common unitholders.

Our partnership agreement requires us to distribute all of the available cash that we generate each quarter after paying expenses and establishing prudent operating reserves, which could limit our ability to grow.

Our partnership agreement requires us to distribute all of the available cash we generate each quarter. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements (including the redemption of our remaining outstanding Preferred Units) and future cash distributions to our common unitholders. As a result, our general partner relies primarily upon external financing sources, including existing debt arrangements and the issuance of additional debt and equity securities, as well as cash flows from operations to a certain extent, to fund our expansion capital expenditures. To the extent that we are unable to finance growth externally, this requirement significantly impairs our ability to grow. In addition, also as a result of this requirement, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent that we issue additional units in connection with any expansion capital expenditures, the payment of distributions on those additional units will decrease the amount we distribute on each outstanding unit.

On January 22, 2019, our general partner declared a cash distribution attributable to the quarter ended December 31, 2018 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit, on an annualized basis. This cash distribution was paid on February 14, 2019 to all common unitholders of record as of the close of business on February 1, 2019. The amount of quarterly distributions is determined based on a variety of factors, including our estimates of cash needs to fund our future operating, investing, and debt service requirements (including the redemption of our remaining outstanding Preferred Units). Our estimates of these future cash requirements are used in the determination of available cash, as defined in our Partnership Agreement. We will continue to monitor the uncertain levels of cash flows from operating activities and the levels of cash flows from investing activities necessary to maintain our equipment fleet, and use these estimates in the determination of the levels of our future quarterly distributions. There can be no assurance that our quarterly distributions will increase from this reduced amount per common unit, or that there will not be further decreases in the amount of distributions in the future.

Our partnership agreement requires us to complete a reverse common unit split in certain circumstances.

Our partnership agreement, as amended as of December 24, 2018, provides that on or after March 1, 2019, if (i) the closing bid price of our common units is less than $3.00 for five (5) consecutive trading days and (ii) we have elected to convert the Preferred Units into common units to settle a monthly conversion at that time, we will be required to complete a reverse split of our common units to increase the price of such common units to at least $10.00 per unit, as described in the partnership agreement, as amended. As announced on December 20, 2018, we intend to use the approximately $34 million of savings from our reduced common unit distribution to redeem the remaining Preferred Units for cash and avoid the dilution to our common unitholders that would occur if the remaining outstanding Preferred Units were converted into common units. However, there is no guarantee that we will be able to fully redeem the remaining outstanding Preferred Units for cash and that dilution will not occur which could result in a reduction of our common unit price that would require us to complete a reverse common unit split.

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

Even if our common unitholders are dissatisfied, they cannot currently remove our general partner without its consent.

Our common unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66.7% of all outstanding common units is required to remove our general partner. As of March 1, 2019, our general partner and its affiliates own 34.5% of our aggregate outstanding common units.

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

If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of March 1, 2019, our general partner and its affiliates own an aggregate of 34.47% of our common units.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of TETRA). As of March 1, 2019, our general partner and its affiliates own an aggregate of 34.5% of our common units.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on all of our taxable income at the corporate tax rate, which is currently 21%, and would likely pay additional state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the "Final Regulations") were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

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

Approximately 8.6% of our consolidated revenues for the year ended December 31, 2018, was generated in non-U.S. jurisdictions, primarily Mexico, Canada, and Argentina. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional taxes being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated taxes being imposed in jurisdictions in which we are organized or from which we receive income and further reducing the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

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

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income (including our global intangible low-taxed income realized from certain foreign corporate subsidiaries) will be taxable to the unitholder, which may require the payment of U.S. federal income taxes, and, in some cases, state and local income taxes on the unitholder’s share of our taxable income, even if the unitholder receives no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. This limitation could result in an increase in the taxable income allocable to a unitholder for such taxable year without any corresponding increase in the cash available for distribution to such unitholder.

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

The Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.

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

Pursuant to the Act, a unitholder is generally allowed a deduction equal to 20% of our “qualified publicly traded partnership income” that is allocated to such unitholder. For purposes of the deduction, the term qualified publicly traded partnership income includes the net amount of such unitholder’s allocable share of our income that is effectively connected to our U.S. trade or business activities. Because our non-U.S. business operations earn income that is not effectively connected with a U.S. trade or business, unitholders may not apply the 20% deduction for qualified publicly traded partnership income to that portion of our income.

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

Unitholders may be subject to tax in one or more non-U.S. jurisdictions, including Canada, Mexico, and Argentina, and as a result of owning our common units if, under the laws of any such country, we are considered to be carrying on business there. If unitholders are subject to tax in any such country, they may be required to file a tax return with, and pay taxes to, that country based on their allocable share of our income. We may be required to reduce distributions to unitholders on account of any withholding obligations imposed upon us by that country in respect of such allocation to the unitholders. In addition, the United States may not allow a tax credit for any foreign income taxes that unitholders directly or indirectly incur.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2018, we owned a fabrication facility in Midland, Texas, consisting of an aggregate of approximately 177,000 square feet of structures that are located on 38.5 acres of land. In addition, we own a facility in Oklahoma City, Oklahoma, and additional service facilities in North Dakota, Oklahoma, Texas, and Utah. We lease 38 additional service facilities in Alabama, California, Colorado, Louisiana, New Mexico, Ohio, Oklahoma, Texas, Wyoming, and foreign locations in Argentina, Canada, and Mexico. We lease a number of storage facilities located across the geographic markets we serve. We utilize a portion of TETRA’s headquarters in The Woodlands, Texas as our headquarters office. Our primary assets include our fleet of compression and other equipment. See "Item 1 Business - Compression Services," for a discussion and description of our compression fleet. All obligations under our 7.50% Senior Secured Notes are secured by a first-lien security interest in substantially all of our assets, including our equipment fleet and our fabrication facilities in Midland, Texas and Oklahoma City, Oklahoma, but excluding other real property assets.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Market Information

Our common units are traded on the NASDAQ Global Market ("NASDAQ") under the symbol “CCLP.” As of March 1, 2019, there were 33 holders of record of the common units.

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

Common Units. We pay quarterly distributions to the holders of common units to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cash payments to our general partner and its affiliates. On December 20, 2018, we announced that, given the decline in our common unit price, we were reducing our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter) for a period of up to four quarters, beginning with the fourth quarter of 2018. We intend to use the approximately $34 million of savings from the reduced distribution to redeem the remaining Preferred Units for cash and avoid the dilution to our common unitholders that would occur if the Preferred Units were converted into common units. Accordingly, for the fourth quarter of 2018, we paid a distribution of $0.01 per common unit, or $0.04 on an annualized basis. As a result, no payments are due under our incentive distribution rights to our general partner in connection with this quarterly distribution. (See discussion of incentive distribution rights below.) There is no guarantee that we will continue to pay the reduced current quarterly distribution on the common units or be able to increase it in the future. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2018 totaled $0.5725 per common unit. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Cash Flows - Financing Activities - Bank Credit Facility” for a discussion of provisions included in our revolving credit facility that restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Initially, our general partner was entitled to approximately 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its initial 2.0% general partner interest. Our general partner’s initial 2.0% interest in our distributions has been reduced to approximately 1% and may be further reduced if we issue additional limited partner units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest.

Our general partner also holds incentive distribution rights ("Incentive Distribution Rights") that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.445625 per common unit per quarter. The maximum distribution of 50.0% includes distributions paid to our general partner on its 2.0% general partner interest and assumes that our general partner maintains its general partner interest at 2.0%. The maximum distribution of 50.0% does not include any distributions that our general partner may receive on any limited partner units that it owns.

Series A Convertible Preferred Units. We are required to make quarterly distributions to our Preferred Unitholders. The holders of Preferred Units are entitled to receive quarterly distributions in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit), subject to certain adjustments related to any future issuances of common units below a set price and any quarterly distributions on our common units in excess of $0.3775 per common unit. In the event we fail to pay in full any quarterly distribution in additional Preferred Units, then until such failure is cured we are prohibited from making any distributions on our common units.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
Oct 1 – Oct 31, 2018	—		N/A	N/A
Nov 1 – Nov 30, 2018	–	–	N/A	N/A
Dec 1 – Dec 31, 2018	–	–	N/A	N/A
Total	—		N/A	N/A

Securities Authorized for Issuance under Equity Compensation Plans.

See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information regarding our equity compensation plans as of December 31, 2018.
Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the years ended December 31, 2018, 2017, 2016, 2015, and 2014. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report. Please read “Item 1A. Risk Factors” for a discussion of the material uncertainties that might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. During 2016 and 2015, we recorded significant impairments of long-lived assets and goodwill. On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, one of our subsidiaries acquired all of the outstanding capital stock of Compressor Systems, Inc. ("CSI") for $825.0 million cash, a portion of which was financed through the issuance of additional common units and through the issuance of long-term debt. For periods after August 4, 2014, our results of operations include the operations of CSI.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands, Except Per Unit Amounts)
Income Statement Data
Revenues	$438,663	$295,566	$311,363	$457,641	$282,647
Cost of revenues	308,397	193,498	191,260	290,660	174,667
Depreciation and amortization expense	70,500	69,140	72,123	81,838	40,880
Impairments and other charges	681	—	10,223	11,797	278
Insurance recoveries	—	(2,352)	—	—	—
Selling, general, and administrative expenses	39,600	33,438	36,222	43,479	32,100
Goodwill impairment	—	—	92,334	139,444	—
Interest expense, net	52,585	43,135	38,055	34,964	14,240
Series A Preferred fair value adjustment	(838)	(3,402)	5,036	—	—
Other expense, net	2,101	(216)	2,383	2,190	10,396
Income (loss) before income tax provision	(34,363)	(37,675)	(136,273)	(146,731)	10,086
Net income (loss)	$(36,978)	$(40,459)	$(138,138)	$(146,630)	$11,258
Net income (loss) per common unit, basic	$(0.88)	$(1.13)	$(4.07)	$(4.36)	$0.47
Weighted average common units outstanding, basic	41,552,804	35,035,428	33,262,376	33,169,413	18,928,640
Net income (loss) per common unit, diluted	$(0.88)	$(1.13)	$(4.07)	$(4.36)	$0.47
Weighted average common units outstanding, diluted	41,552,804	35,035,428	33,262,376	33,169,413	18,928,640
Cash distributions declared per common unit	$0.57	$0.75	$1.51	$1.98	$1.80

	December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Balance Sheet Data
Working capital	$57,394	$38,141	$52,090	$59,300	$91,215
Total assets	826,744	742,932	786,140	966,627	1,217,051
Long-term debt	633,013	512,176	504,090	566,658	523,351
Partners' capital	67,403	95,027	143,249	332,158	550,281

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

Business Overview

Throughout 2018, we continued to see an increase in the demand for compression services and equipment, which resulted in a significant increase in our consolidated revenues during 2018 compared to 2017. In particular, new equipment sales revenues increased by $88.4 million during the year compared to 2017, as demand for high-horsepower compression equipment, primarily in midstream gas processing applications, resulted in $188.2 million of new equipment sales orders. We have a new equipment sales backlog of $105.2 million as of December 31, 2018, all of which is expected to be recognized during 2019. The construction of new infrastructure to alleviate current takeaway capacity constraints that are having an impact on oil and gas production and drilling in the Permian Basin has resulted in increased demand for our new compressor packages as well as for compression and related services. Due to this increased demand and internal efficiencies gained on repeat orders, we expect to be able to capture greater margins on equipment sales included in our current backlog, when the revenue for these contracts is recognized. Our new equipment sales orders are largely prepaid by the customer through progressive billings, which allows us to minimize the use of our working capital during the sales order fabrication process. Our compression and related services revenues increased by $24.1 million during 2018 compared to 2017, as the overall compression fleet utilization rate continued to increase, with utilization for the high-horsepower class of our fleet rising to 95.0% at December 31, 2018. In addition to increased revenue resulting from increased utilization rates, revenue and margin also increased due to improved contract pricing resulting from increased demand. In addition to the increase in new equipment sales and compression and related services revenues, our aftermarket services revenues increased $30.6 million during 2018 compared to 2017, as our customers increased their maintenance capital expenditure activities and deployed compression units that were previously idle. Consistent with the growth of our overall operations, our selling, general and administrative costs also increased, although these costs decreased as a percentage of consolidated revenues compared to the prior year. Interest expense also increased, primarily due to the increased borrowings during the year to finance the growth of our medium- and high-horsepower compression fleet.

Consolidated cash provided by operating activities during 2018 decreased to $30.1 million, compared to $39.1 million during 2017, primarily due to the timing of collections of accounts receivable. Increases in work-in-process inventory for new compressor package sales was largely offset by advance funding from customers. During 2018, we spent $103.5 million on capital expenditures, including $83.8 million to expand primarily our high-horsepower compression equipment fleet, and $19.7 million to maintain our entire compression fleet. These capital expenditures were funded primarily from increases to our long-term debt borrowings, particularly from the March 2018 issuance of our 7.50% Senior Secured First Lien Notes due 2025 (the “7.50% Senior Secured Notes”). During 2018, we distributed $31.3 million to our common unitholders and general partner. On December 20, 2018, we announced that, given the decline in our common unit price, we were reducing our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter) for a period of up to four quarters, beginning with the fourth quarter of 2018. We intend to use the approximately $34 million of savings from the reduced distribution to redeem the remaining Series A Convertible Preferred Units (the "Preferred Units") for cash and avoid the further dilution to our common unitholders that would occur if the Preferred Units were converted into common units.

Our focus remains on generating attractive returns on capital while meeting the requirements of the customers with whom we have significant market position and concentrations of service assets with attractive pricing and returns. To meet current and future demand, we continue to evaluate options to fund the expansion of our compression services fleet and our ability to provide related services. We anticipate capital expenditures in 2019 to range from $60.0 million to $65.0 million, including approximately $18.0 million to $20.0 million of maintenance capital expenditures and approximately $42.0 million to $45.0 million of capital expenditures primarily associated with the expansion of our compression services fleet. We expect that the combination of $15.9 million of cash on hand at the beginning of 2019 and operating cash flows expected to be generated during the year will be sufficient to fund these capital expenditures without having to access available borrowings under our Credit Agreement and without having to access the debt and equity markets, as current conditions in the debt and equity markets have increased the difficulty of obtaining financing. In addition to these capital expenditures, pursuant to agreements executed in February 2019, TETRA has agreed to purchase up to $15.0 million of new compression services equipment and lease it to us under a finance lease in exchange for a monthly rental fee. As a result of this agreement, approximately 20,700 horsepower of additional compression equipment will be deployed to meet our customer demands, and we will have the right to purchase the equipment from TETRA at any time over the five year lease term.

We have borrowing capacity of up to $50 million under our Credit Agreement, subject to borrowing base limitations, to fund the working capital needs of our business. As of December 31, 2018, we had $27.1 million available for borrowings under our Credit Agreement. It is not our intention to use borrowings under our Credit Agreement to fund growth capital expenditure requirements. We have no outstanding borrowings that will mature prior to August 2022. The scheduled maturities of our long-term debt are August 2022 for the $296 million of outstanding 7.25% Senior Notes, April 2025 for the $350 million of outstanding 7.50% Senior Secured Notes, and June 2023 for our $50 million Credit Agreement.

However, if capital expenditure needs exceed available sources, and other financing sources are not available, our ability to expand our compression services fleet to meet the increased demand will be limited. In addition to our anticipated growth capital expenditures, we also generally seek to grow through targeted acquisition opportunities, although funding such acquisition opportunities in the current market environment may not be possible or financially prudent.
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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year ended December 31, 2018, is provided within the results of operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, gain on extinguishment of debt, administrative expenses under the Omnibus Agreement paid in equity using common units, write-off of unamortized financing costs, and excluding acquisition and transaction costs and severance. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and general partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures; and

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Net income (loss)	$(36,978)	$(40,459)	$(138,138)
Provision for income taxes	2,615	2,784	1,865
Depreciation and amortization	70,500	69,140	72,123
Impairments and other charges	681	—	10,223
Goodwill impairment	—	—	92,334
Bad debt expense attributable to bankruptcy of customer	—	—	728
Interest expense, net	52,585	43,135	38,055
Equity compensation	639	1,219	3,028
Expense for unamortized finance costs	3,539	—	—
Non-income tax contingency	2,110	—	—
Acquisition costs	176	—	—
Series A Preferred transaction costs	—	37	3,131
Series A Preferred fair value adjustments	(838)	(3,402)	5,036
Gain on extinguishment of debt	—	—	(1,405)
Omnibus expense paid in equity	—	1,746	1,576
Severance	12	63	562
Non-cash cost of compressors sold	4,126	8,505	6,772
Software implementation	—	974	—
Adjusted EBITDA	$99,167	$83,742	$95,890

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash flow from operating activities	30,121	39,068	61,444
Changes in current assets and current liabilities	16,613	(1,357)	(6,508)
Deferred income taxes	178	(757)	(30)
Other non-cash charges	(3,951)	(4,391)	(4,752)
Non-income tax contingency	2,110	—	—
Interest expense, net	52,585	43,135	38,055
Series A Preferred paid in kind distributions	(5,419)	(8,380)	(3,094)
Insurance recoveries	—	2,352	—
Provision for income taxes	2,615	2,784	1,865
Acquisition costs	176	—	—
Omnibus expense paid in equity	—	1,746	1,576
Severance	12	63	562
Non-cash cost of compressors sold	4,126	8,505	6,772
Software implementation	—	974	—
Adjusted EBITDA	$99,166	$83,742	$95,890

Free Cash Flow. We define Free Cash Flow as cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peers. The following table reconciles cash provided from operations, net, to Free Cash Flow for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash from operations, net	$30,121	$39,068	$61,444
Capital expenditures, net of sales proceeds	(103,489)	(25,126)	(10,659)
Free cash flow	$(73,368)	$13,942	$50,785

Adjusted EBITDA and Free Cash Flow are financial measures that are not in accordance with U.S. GAAP and should not be considered an alternative to net income, operating income, cash flows from operating activities, or any other measure of financial performance presented in accordance with U.S. GAAP. These measures may not be comparable to similarly titled financial metrics of other entities, as other entities may not calculate Adjusted EBITDA or Free Cash Flow in the same manner as we do. Management compensates for the limitations of Adjusted EBITDA and Free Cash Flow as an analytical tool by reviewing the comparable U.S. GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. Adjusted EBITDA and Free Cash Flow should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

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

The following table sets forth the total horsepower in our compression fleet, our total horsepower in service, and our total horsepower utilization rate as of the dates shown.

	December 31,
	2018	2017	2016
Horsepower
Total horsepower in fleet	1,135,477	1,081,919	1,114,312
Total horsepower in service	983,848	900,638	851,733
Total horsepower utilization rate	86.6%	83.2%	76.4%

The following table sets forth our horsepower utilization rates by each horsepower class of our compression fleet as of the dates shown.

	December 31,
	2018	2017	2016
Horsepower utilization rate by class
Low horsepower (0-100)	66.4%	65.4%	62.5%
Medium-horsepower (101-1,000)	84.9%	80.8%	70.1%
High-horsepower (1,001 and over)	95.0%	92.8%	88.1%

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

New Equipment Sales Backlog. Our new equipment sales business includes the fabrication and sale of standard compressor packages and custom-designed compressor packages designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. During the year ended December 31, 2018, we received cumulative orders of $188.2 million for new compressor equipment. During 2018, we also reached our highest new equipment sales backlog since 2014 and received the largest single order of new compressor equipment in our history, for approximately $67.0 million. As of December 31, 2018, our new equipment sales backlog was $105.2 million, all of which is expected to be recognized during 2019. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepared these financial statements in conformity with U.S. GAAP. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base these estimates on historical experience, available information, and various other assumptions that we believe are reasonable under the circumstances. We periodically evaluate these estimates and judgments, which may change as new events occur, as new information is acquired, and with changes in our operating environment. Actual results are likely to differ from current estimates, and those differences may be material. The following critical accounting policies reflect the most significant judgments and estimates used in the preparation of our financial statements.

Series A Preferred Units

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of December 31, 2018 was $30.9 million. Changes in the fair value during each quarterly period, if any, are charged to earnings in the accompanying consolidated statements of operations. To calculate the estimated fair value of our Preferred Units, we utilize market information related to debt instruments, the trading price of our common units, and lattice modeling techniques. Because the Preferred Units are convertible into our common units at the option of the holder, the fair value of the Preferred Units will generally increase or decrease with the trading price of our common units, and this increase/decrease in Preferred Unit fair value will be charged/credited to earnings. Because of the volatility of market factors inherent in the estimation of the fair value of the Preferred Units, including the trading price of our common units, the volatility of our earnings may increase while the Preferred Units are outstanding. During the year ended December 31, 2018, the estimated fair value of the Preferred Units decreased to $30.9 million, resulting in $0.8 million credited to earnings in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Historically, our business has not experienced significant impairments of its long-lived compression assets, as utilized compressor packages generate cash flows sufficient to support their carrying values. Unutilized assets are maintained and evaluated on a regular basis. Serviceable compressor packages that are currently unutilized are anticipated to be placed in service in future years as demand increases or as fully depreciated packages in service are replaced. Sales of compressor packages have historically been at selling prices in excess of asset cost. Intangible assets recognized as part of the CSI acquisition include trademark/tradename, customer relationships, and other intangible assets that are supported primarily by the estimated future cash flows of our operations. During the years ended December 31, 2018 and 2017, we recorded no impairments of long-lived assets. Impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production or pricing.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

	Year Ended December 31,			Period-to-Period Change
Consolidated Results of Operations	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In Thousands)
Revenues:
Compression and related services	$229,895	$205,774	$224,736	$24,121	$(18,962)
Aftermarket services	70,907	40,287	33,303	30,620	6,984
Equipment sales	137,861	49,505	53,324	88,356	(3,819)
Total revenues	438,663	295,566	311,363	143,097	(15,797)
Cost of revenues:
Cost of compression and related services	127,128	116,956	117,154	10,172	(198)
Cost of aftermarket services	57,870	32,256	25,362	25,614	6,894
Cost of equipment sales	123,399	44,286	48,744	79,113	(4,458)
Total cost of revenues	308,397	193,498	191,260	114,899	2,238
Depreciation and amortization	70,500	69,140	72,123	1,360	(2,983)
Impairments and other charges	681	—	10,223	681	(10,223)
Insurance recoveries	—	(2,352)	—	2,352	(2,352)
Selling, general, and administrative expense	39,600	33,438	36,222	6,162	(2,784)
Goodwill impairment	—	—	92,334	—	(92,334)
Interest expense, net	52,585	43,135	38,055	9,450	5,080
Series A Preferred fair value adjustment	(838)	(3,402)	5,036	2,564	(8,438)
Other (income) expense, net	2,101	(216)	2,383	2,317	(2,599)
Loss before income taxes	(34,363)	(37,675)	(136,273)	3,312	98,598
Provision for income taxes	2,615	2,784	1,865	(169)	919
Net Loss	$(36,978)	$(40,459)	$(138,138)	$3,481	$97,679

	Percentage of Total Revenues
	Year Ended December 31,			Period-to-Period Change
Consolidated Results of Operations	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Compression and related services	52.4%	69.6%	72.2%	11.7%	(8.4)%
Aftermarket services	16.2%	13.6%	10.7%	76.0%	21.0%
Equipment sales	31.4%	16.7%	17.1%	178.5%	(7.2)%
Total revenues	100.0%	100.0%	100.0%	48.4%	(5.1)%
Cost of revenues:
Cost of compression and related services	29.0%	39.6%	37.6%	8.7%	(0.2)%
Cost of aftermarket services	13.2%	10.9%	8.1%	79.4%	27.2%
Cost of equipment sales	28.1%	15.0%	15.7%	178.6%	(9.1)%
Total cost of revenues	70.3%	65.5%	61.4%	59.4%	1.2%
Depreciation and amortization	16.1%	23.4%	23.2%	2.0%	(4.1)%
Impairments and other charges	0.2%	—%	3.3%	100.0%	(100.0)%
Insurance recoveries	—%	(0.8)%	—%	(100.0)%	100.0%
Selling, general, and administrative expense	9.0%	11.3%	11.6%	18.4%	(7.7)%
Goodwill impairment	—%	—%	29.7%	100.0%	(100.0)%
Interest expense, net	12.0%	14.6%	12.2%	21.9%	13.3%
Series A Preferred fair value adjustment	(0.2)%	(1.2)%	1.6%	(75.4)%	(167.6)%
Other (income) expense, net	0.5%	(0.1)%	0.8%	(1,072.7)%	(109.1)%
Loss before income taxes	(7.8)%	(12.7)%	(43.8)%	(8.8)%	(72.4)%
Net Loss	(8.4)%	(13.7)%	(44.4)%	(8.6)%	(70.7)%

2018 Compared to 2017

Revenues

Compression and related services revenues increased by $24.1 million, or 11.7%, during 2018 compared to the prior year. Increases in oil prices compared to the prior year and growth in demand for compression services positively impacted our compression fleet utilization rates. Utilization of our medium-horsepower (101-1,000 HP) and high-horsepower (over 1,000 HP) compression fleets, which are used to provide services in natural gas gathering and transmission applications, have increased compared to the prior year, and have reached utilization rates not achieved since 2015. As a result, the overall compression fleet horsepower utilization rate as of December 31, 2018 increased to 86.6% compared to 83.2% as of December 31, 2017. Our low-horsepower compression fleet, which is primarily used to provide services for wellhead natural gas production enhancement, continues to experience a slower increase in utilization compared to the higher horsepower classes of our compression fleet. Primarily as a result of our medium-horsepower and high-horsepower compression fleets, we have seen our overall compression fleet horsepower utilization rate increase sequentially over the past two years. In response to the overall improving demand for compression services, we continue to invest in growth capital projects to increase certain horsepower categories of our compression fleet.

Aftermarket services revenues increased $30.6 million, or 76.0%, during 2018 compared to the prior year, as our customers increased their maintenance capital expenditure activities and deployed compression units that were previously idle. In addition, we have focused on providing improved sales coverage for midstream customers, resulting in increased parts and overhaul services sales. We have seen increased requests for quotes and sales backlog for aftermarket projects resulting from the increased utilization and previously delayed expenditures on customer-owned compression equipment.

Equipment sales revenues increased $88.4 million, a 178.5% increase, during 2018 compared to the prior year, as we continue to see improving demand. This increase is primarily due to the increased number of customer projects compared to the prior year requiring fabrication, particularly projects requiring high-horsepower compressor packages. New equipment sales backlog was $105.2 million as of December 31, 2018 compared to $47.5 million as of December 31, 2017. Our backlog associated with new equipment sales increased from the prior year, as additional customer orders exceeded completed orders recorded as revenues, which also increased year over year, as discussed above. During the year ended December 31, 2018, we received cumulative orders of $188.2 million for new compressor equipment. We also reached our highest backlog since 2014 and received the largest single order in our history, for approximately $67 million of new compressor equipment. All of our new equipment sales backlog as of December 31, 2018 is expected to be recognized as revenue during 2019. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in the cost of compression and related services revenue, compared to the prior year, was primarily due to the increased overall utilization of compressor packages. The cost of compression and related services as a percentage of compression and related services revenues was 55.3% during 2018, compared to 56.8% during the prior year. Costs of compression and related services as a percent of associated revenues was decreased compared to the prior year primarily due to improved customer contract pricing. Cost of aftermarket services increased compared to the prior year, consistent with the increased activity and parts sales levels.

Cost of equipment sales revenues increased in accordance with the increase in associated revenues. Costs of equipment sales as a percentage of associated revenues remained flat despite the increased demand. We expect to capture greater margin on equipment sales included in our current backlog in future periods as the orders are completed.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense increased slightly compared to the prior year due to increases in the compression services fleet.

Impairments and other charges

During 2018 and 2017, we recorded no impairments of long-lived assets.

Selling, general, and administrative expense

Selling, general and administrative expenses increased during 2018 compared to the prior year. This increase was primarily driven by increased employee expenses, including wages, incentives, benefits, and other employee related expenses of $5.4 million, increased general expenses such as office, tax, and insurance expenses of $1.6 million, and increased sales and marketing expense of $0.2 million. These increases were partially offset by decreased professional services fee of $1.0 million. Included within selling, general and administrative expenses are $0.6 million and $1.3 million of equity compensation expense for the years ended December 31, 2018 and 2017, respectively. Despite these increases, selling, general and administrative expense as a percentage of revenues decreased due to the increased revenues compared to the prior year.

Interest expense, net

Interest expense, net, increased during 2018 compared to the prior year due to higher outstanding debt balances and higher interest rates associated with the issuance of our 7.50% Senior Secured Notes in March 2018, the proceeds of which were partially used to repay the balance outstanding under our previous credit agreement. Interest expense is expected to continue to be increased compared to prior year periods. Interest expense, net, during the current and prior year periods includes $3.1 million and $3.7 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

The Preferred Units fair value adjustment was $0.8 million credited to earnings during 2018 compared to $3.4 million credited to earnings during the prior year. The fair value of the Preferred Units is classified as a long-

term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged or credited to earnings. As of December 31, 2018, the fair value of the Preferred Units was $30.9 million. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other (income) expense, net

Other (income) expense, net, was $2.1 million expense during 2018 compared to $0.2 million income during the prior year. This increase is primarily due to $3.5 million of unamortized deferred financing costs charged to other expense as a result of the termination of the prior credit agreement in March 2018. This increase was partially offset by foreign currency gains.

Loss before income taxes, provision for income taxes, and net loss

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

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide the Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) (previously known as “The Tax Cuts and Jobs Act”). We applied the guidance in Staff Accounting Bulletin 118 (“SAB 118”) when accounting for the enactment-date effects of the Act. During the 4th quarter of 2017, we recorded our best estimate of the impact of the Act in our year-end income tax provision in accordance with our understanding of the Act and guidance available and as a result recorded income tax expense of $21.9 million. This income tax expense was fully offset by a decrease in the valuation allowance previously recorded on our deferred tax assets. As such, the Act resulted in no net tax expense. As of December 31, 2018, we completed our accounting analysis for all of the enactment-date income tax effects of the Act and confirmed our 2017 estimate.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. As of December 31, 2017, we had not yet completed our assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. After further consideration in 2018, we have elected to account for GILTI as a period cost in the year the tax is incurred.

Despite the pre-tax loss for the year ended December 31, 2018, we recorded a provision for income tax, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our effective tax rate for the year ended December 31, 2018 was negative 7.6% primarily due to losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

2017 Compared to 2016

Revenues

Compression and related services revenues decreased by $19.0 million during 2017 compared to 2016 primarily due to the continued impact of contract pricing concessions provided as a result of the market downturn from 2015 to 2016, in which those contracts carried over into 2017. Overall, increases in commodity prices compared to the prior year and growth in demand for compression services positively affected our compression fleet utilization rates during 2017. Utilization of our medium-horsepower (101-1,000 HP) and high-horsepower (over

1,000 HP) compression fleets, which are primarily used to provide services in natural gas gathering and transmission application, had increased as of December 31, 2017 compared to the prior year. As a result of overall improving demand for compression services, we began growth capital projects to increase certain horsepower categories of our compression fleet. Aftermarket services revenues increased $7.0 million during 2017 compared to the prior year, reflecting our focus on providing improved sales coverage to midstream customers, resulting in increased parts and overhaul services sales. We also saw an increased sales backlog for aftermarket projects as well as increased requests for quotes and awards of aftermarket projects resulting from the increased utilization and previously delayed expenditures on customer-owned compression equipment.

Equipment sales revenues decreased $3.8 million during 2017 compared to the prior year. This decrease was primarily due to the decreased number of used unit sales compared to the prior year. Our backlog associated with new equipment sales increased significantly during 2017, as new equipment sales orders greatly exceeded the decreased equipment sales during the prior year. New equipment sales backlog was $47.5 million as of December 31, 2017 compared to $21.6 million as of December 31, 2016. The level of revenues from new equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

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

Impairments and other charges

During 2017, we recorded no impairments of long-lived assets. During 2016, we recorded total long-lived asset impairments of $10.2 million primarily reflecting the decreased fair value for certain intangible assets as a result of decreased expected future cash flows to support their carrying value. In addition, certain compressor packages were written off as a result of units that were damaged or destroyed by fires during 2016.

Insurance recoveries

Insurance recoveries during 2017 relate to insurance claims related to fleet compressor packages that were damaged during the prior year.

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

Goodwill impairment

During the first three months of 2016, low oil and natural gas commodity prices resulted in decreased demand for certain of our products and services. Specifically, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and as of March 31, 2016 was expected to continue to be decreased for the foreseeable future. In addition, the price per common unit as of March 31, 2016 decreased compared to December 31, 2015. Accordingly, our fair value, as reflected by our market capitalization and other indicators, was less than our carrying value as of March 31, 2016. When such triggering events occur, ASC 350-20 "Goodwill" requires that a test of goodwill impairment be performed consistent with the year-end annual testing requirement. As part of the test of goodwill impairment at quarter end, we estimated our fair value and determined that impairment of all of our remaining goodwill was necessary, primarily due to the market factors discussed above. Accordingly, during the three month period ended March 31, 2016, $92.4 million was charged to goodwill impairment expense. As a result, we have no remaining goodwill as of December 31, 2016 and 2017.

Interest expense, net

Interest expense increased during 2017 compared to the prior year due to the paid in kind distributions that accrue and are paid to the holders of the Preferred Units. The Preferred Units were issued during the third quarter of 2016. Interest expense, net, during 2017 and 2016 includes $3.7 million and $4.4 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

The Preferred Units fair value adjustment was $3.4 million credited to earnings during 2017 compared to $5.0 million charged to earnings during the prior year. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged or credited to earnings. As of December 31, 2017, the fair value of the Preferred Units was $70.3 million. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other (income) expense, net

Other (income) expense, net, was $0.2 million income during 2017, compared to $2.4 million expense during the prior year. This change was due to $2.1 million of offering costs for the Preferred Units that were charged during 2016 along with $1.6 million of decreased foreign currency losses. These decreases were largely offset by $1.4 million of decreased gains related to the early extinguishment of debt in the prior year and $0.7 million of increased income from insurance proceeds related to damaged compressors.

Loss before taxes, provision for income taxes, and net loss

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

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in accordance with our understanding of the Act and guidance available in our year end 2017 income tax provision. See "Note I- Income Taxes" contained in the consolidated financial statements for the effect on our 2017 tax provision.

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

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, financing transactions with TETRA, issuances of debt and equity securities, and leases, which we believe will be sufficient to meet our working capital and planned growth requirements during 2019. Continued competitive market environments have resulted in ongoing challenges in each of our domestic and international business regions. Throughout most of 2018, oil prices were higher than in 2017 and as a result, demand for our products and services continued to grow throughout 2018, and we expect demand for our products and services to continue to be strong for the foreseeable future. The improved 2018 results were despite the impact of decreased oil commodity prices that occurred during the fourth quarter of 2018. We are monitoring the 2019 spending plans of our customers as a result of the current lower oil prices, and if oil prices decrease further during 2019, demand for our products and services could be negatively impacted. In addition, current conditions in the market for debt and equity securities in the energy sector have increased the difficulty of obtaining equity and debt financing to grow our business. Despite these challenges, we remain committed to a long-term growth strategy. Our near-term focus is to selectively expand our compression fleet to serve the growing demand for compression services, while continuing to preserve and enhance liquidity through strategic operating and financial measures.

Cash flows provided by operating activities were $30.1 million during 2018, compared to cash provided by operating activities of $39.1 million in the prior year, a decrease of $9.0 million, despite increased revenues, primarily due to the use of cash related to the timing of collections of accounts receivable. The increase in our new compressor equipment sales backlog during 2018 has resulted in the increase in inventory levels, which was largely offset by a corresponding increase in unearned revenue from advance payments from customers for new compressor packages. Cash flows used in investing activities for the year ended December 31, 2018, increased $80.7 million when compared to 2017, as capital expenditure activity has increased primarily associated with increased growth and maintenance capital expenditures. Cash flows provided by financing activities were $81.7 million for 2018, as compared to cash flows used in financing activities of $29.3 million in the prior year, primarily due to the issuance in March 2018 of our 7.50% Senior Secured Notes in the aggregate face amount of $350.0 million, which generated net proceeds of $342.5 million. These proceeds were partially used to repay the $258.0 million then outstanding under our prior credit agreement, which was then terminated. As of December 31, 2018, we had cash of $15.9 million, which is available for funding capital expenditures as well as general partnership needs. A summary of our sources and uses of cash during the three year period ended December 31, 2018, is as follows:

	Year Ended December 31,
	2018	2017	2016
Operating activities	$30,121	$39,068	$61,444
Investing activities	(103,490)	(22,753)	(10,681)
Financing activities	81,707	(29,334)	(39,890)

On December 20, 2018, we announced that, given the decline in our common unit price, we were reducing our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter) for a period of up to four quarters, beginning with the February 2019 distribution. We intend to use the approximately $34 million of savings from the reduced distribution to redeem the remaining Preferred Units for cash and avoid the dilution to our common unitholders that would occur if the Preferred Units were converted into common units. Accordingly, on January 22, 2019, our general partner declared a cash distribution attributable to the quarter ended December 31, 2018 of $0.01 per common unit. Also on January 22, 2019, our general partner approved the paid in kind distribution of 85,565 Preferred Units attributable to the quarter ended December 31,

2018 to the holders of the outstanding Preferred Units in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on February 14, 2019, to the holders of common units and Preferred Units, respectively, of record as of the close of business February 1, 2019.

We have reviewed our financial forecasts as of March 4, 2019 and for the subsequent twelve month period, which consider our debt covenant requirements and the current level of distributions to our common unitholders discussed above. Based on this review, which is based on current market conditions and certain operating and other business assumptions that we believe to be reasonable as of March 4, 2019, we believe that we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with debt covenants through at least the next twelve months. We expect to fund any future capital expenditures, along with potential acquisitions, if any, with existing cash balances, cash flow generated from our operations, financing transactions with TETRA, and funds received from the issuance of additional debt and equity securities. However, we are subject to business and operational risks that could materially adversely affect our cash flows and together with risks associated with current debt and equity market conditions, our ability or desire to issue such securities. Please read Part I, Item 1A "Risk Factors."

Meeting increased demand for our compression services, both internationally and in the U.S., will require ongoing capital expenditure investment, which could be significant. The level of future growth capital expenditures depends on demand for compression services, the level of cash available to fund these expenditures, and our decisions whether to utilize available cash to fund distribution increases, retire debt or make capital expenditures. We anticipate capital expenditures in 2019 to range from $60.0 million to $65.0 million. These capital expenditures include approximately $18.0 million to $20.0 million of maintenance capital expenditures and approximately $42.0 million to $45.0 million of capital expenditures primarily associated with the expansion of our compression services fleet. We expect that the combination of $15.9 million of cash on hand at the beginning of 2019 and operating cash flows expected to be generated during the year will be sufficient to fund these capital expenditures without having to incur additional long-term debt and without having to access the equity markets. In addition to these capital expenditures, pursuant to agreements executed in February 2019, TETRA has agreed to purchase up to $15.0 million of new compression services equipment and lease it to us under a finance lease in exchange for a monthly rental fee. As a result of this agreement, approximately 20,700 horsepower of additional compression equipment will be deployed, and we will have the right to purchase the equipment from TETRA at any time over the five year lease term. These anticipated 2019 growth plans are to expand our high-horsepower compression fleet by approximately 98,000 horsepower, focused on key customers as they look to their 2020 compression needs. However, if additional desired capital expenditures exceed available sources, and other financing sources are not available, we will not have the ability to expand our compression services fleet to meet the increased demand. We are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Our capital expenditure program typically consists of both expansion capital expenditures and maintenance capital expenditures. Expansion capital expenditures consist of expenditures for acquisitions or capital improvements that increase our capacity, either by fabricating new compressor packages to expand our compression services fleet, purchasing support equipment or other assets, or through the upgrading of existing compressor packages to increase their capabilities. Expansion capital expenditures generally result in our ability to generate increased revenues. Maintenance capital expenditures consist of expenditures to maintain our compressor package fleet and support equipment without increasing its capacity. Maintenance capital expenditures are intended to maintain or sustain the current level of operating capacity and include the maintenance of existing assets and the replacement of obsolete assets. Routine repair and maintenance is charged to expense as incurred.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased by $8.9 million during the year ended December 31, 2018 to $30.1 million compared to $39.1 million provided by operating activities in 2017. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. The demand for compression and related services improved during 2018 and the level of new equipment sales backlog as of December 31, 2018 has significantly increased compared to December 31, 2017. As a result of the increase in our operations, the use of cash to fund working capital has increased, particularly due to the increased accounts receivable during the year ended December 31, 2018. The increase in our new equipment sales backlog during the year ended December 31, 2018 has resulted in the increase in work in progress inventory levels, which was largely offset by a corresponding increase in unearned income from customer advance payments. The increases in new equipment sales backlog and work in progress inventory is anticipated to result in increased equipment sales revenues in 2019.

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

Investing Activities

Capital expenditures during the year ended December 31, 2018, increased by $78.4 million compared to 2017 primarily to grow and maintain the capacity of our compression fleet. As a result of overall improving demand for compression services, beginning in late 2017, we initiated growth capital expenditure projects to increase certain horsepower categories of our compression fleet. Maintenance capital expenditures also increased during the year ended 2018. Total capital expenditures, net of disposals and proceeds, during 2018 of $103.5 million include $21.0 million of maintenance capital expenditures, and are net of $4.1 million of non-cash cost of fleet compression units sold. The majority of the fleet compression units sold during 2018 were idle and were unlikely to return to service. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2019 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted, subject to the availability of funds. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

In March 2018, we issued an aggregate $350.0 million of our 7.50% Senior Secured Notes, and the net proceeds of $342.5 million were partially used to repay the remaining outstanding balance of $258.0 million under our prior credit agreement, which was then terminated. See below for a further discussion of the 7.50% Senior Secured Notes. The remaining proceeds were primarily used to fund 2018 capital expenditures in order to grow and maintain the capacity of our compression fleet, as well as for general partnership needs.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our Partnership Agreement, to our common unitholders of record on the applicable record date and to our general partner. In addition, our partnership agreement, as amended, requires that, within 45 days after the end of each quarter, we make a distribution to holders of our Preferred Units of additional paid in kind Preferred Units equal to 2.75% of the Issue Price (11% of $11.43 per Preferred Unit on an annualized basis). For the year ended December 31, 2018, we distributed $31.3 million to our common unitholders and general partner. On December 20, 2018, we announced that, given the decline in our common unit price, we were reducing our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter) for a period of up to four quarters, beginning with the February 2019 distribution. We intend to use the approximately $34 million of savings from the reduced distribution to redeem the remaining Preferred Units for cash and avoid the further dilution to our common unitholders that would occur if the Preferred Units were converted into common units. Accordingly, on January 22, 2019, our general partner declared a cash distribution attributable to the quarter ended December 31, 2018 of $0.01 per common unit. Also on January 22, 2019, our general partner approved the paid-in-kind distribution of 85,565 Preferred Units attributable to the quarter ended December 31, 2018. These distributions were paid on February 14, 2019 to each of the holders of our common units, and to the holders of the Preferred Units as a group, respectively, of record as of the close of business on February 1, 2019.

     Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, and long-term and short-term borrowings. In addition to redeeming the remaining Preferred Units, we anticipate that we will utilize available cash to fund our anticipated growth capital expenditures. In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to purchase up to $15 million of new compression services equipment and agreed to lease it to us under a finance lease in exchange for a monthly rental fee.

Series A Convertible Preferred Units

During 2016, we issued an aggregate of 6,999,126 of Preferred Units representing limited partner interests for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

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

Unless otherwise redeemed for cash, a ratable portion of the Preferred Units has been, and will be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. Unless otherwise converted into cash, on each Conversion Date, a portion of the Preferred Units convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is potentially unlimited; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated Partnership Agreement and the Credit Agreement. On December 20, 2018, we announced that we intended to redeem the remaining Preferred Units for cash and avoid the further dilution to our common unitholders that would occur if the Preferred Units were converted into common units. Including the impact of paid in kind distributions of Preferred Units and the conversions of Preferred Units into common units, the total number of Preferred Units outstanding as of December 31, 2018 was 2,732,981.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of December 31, 2018 was $30.9 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the Preferred Units, are non-cash charges or credits associated with the Preferred Units.

Bank Credit Facilities

On June 29, 2018, we and two of our wholly owned subsidiaries (collectively the "Borrowers"), and certain of our wholly owned subsidiaries named therein as guarantors (the "Credit Agreement Guarantors"), entered into a Loan and Security Agreement (the "Credit Agreement") with the lenders thereto (the "Lenders"), and Bank of America, N.A., in its capacity as administrative agent, collateral agent, letter of credit issuer, and swing line lender. All of the Borrowers' obligations under the Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of the Partnership’s and any other Borrowers’ accounts receivable. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the Credit Agreement. As of December 31, 2018, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $27.1 million.

The Borrowers may borrow funds under the Credit Agreement to pay fees and expenses related to the Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the Credit Agreement is June 29, 2023. As of December 31, 2018, no balance was outstanding under the Credit Agreement. As of March 1, 2019, we have no balance outstanding under our Credit Agreement and $3.5 million letters of credit.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at the option of the Borrowers, either (i) London Interbank Offered Rate (“LIBOR”) (adjusted to reflect any required bank reserves) for an interest period equal to 30, 60, 90, 180, or 360 days (as selected by the Borrowers, subject to availability and with the consent of the Lenders for 360 days) plus a margin based on average daily excess availability or (ii) a base rate plus a margin based on average daily excess availability; such base rate shall be determined by reference to the highest of (a) the prime rate of interest announced from time to time by Bank of America, N.A., (b) the Federal Funds Rate (as defined in the Credit Agreement) rate plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a 30-day interest period on such day plus 1.0% per annum. Initially, from June 29, 2018 until the delivery of the financial statements for the fiscal quarter ending December 31, 2018, LIBOR-based loans will have an applicable margin of 2.00% per annum and base-rate loans will have an applicable margin of 1.00% per annum; thereafter, the applicable margin will range between 1.75% and 2.25% per annum for LIBOR-based loans and 0.75% and 1.25% per annum for base-rate loans, according to average daily excess availability when financial statements are delivered. In addition to paying interest on outstanding principal under the Credit Agreement, the Borrowers are required to pay a commitment fee in respect of the unutilized commitments thereunder, initially at the rate of 0.375% per annum until the delivery of the financial statements for the fiscal quarter ending September 30, 2018 and thereafter at the applicable rate ranging from 0.250% to 0.375% per annum, paid quarterly in arrears based on utilization of the commitments under the Credit Agreement. The Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Borrowers, the Credit Agreement Guarantors, and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, incurring debt, granting liens, making investments, entering into or amending transactions with affiliates, paying dividends, and selling assets. The Credit Agreement also contains a provision that requires compliance with a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.0 to 1.0 in the event that certain conditions associated with outstanding borrowings and cash availability occur. As of December 31, 2018, such conditions have not occurred.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the Borrowers' and the Credit Agreement Guarantors' present and future accounts receivable, inventory and related assets, and proceeds thereof.

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with the Issuers, the "7.25% Senior Notes Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "7.25% Senior Notes Securities") were issued pursuant to an indenture described below. As of December 31, 2018, $295.9 million in aggregate principal amount of our 7.25% Senior Notes are outstanding.

The Obligors issued the Securities pursuant to the Indenture dated as of August 4, 2014 (the "7.25% Senior Notes Indenture") by and among the 7.25% Senior Notes Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the 7.25% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 7.25% Senior Notes are scheduled to mature on August 15, 2022.

The 7.25% Senior Notes Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the 7.25% Senior Notes Indenture. The 7.25% Senior Notes Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the 7.25% Senior Notes Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants of the 7.25% Senior Notes Indenture as of December 31, 2018.

7.50% Senior Secured Notes

The obligations under the 7.50% Senior Secured Notes are jointly and severally, and fully and unconditionally guaranteed on a senior secured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "7.50% Senior Secured Notes Guarantors" and together with the Partnership and CSI Compressco Finance Inc, the "7.50% Senior Secured Notes Obligors"). The 7.50% Senior Secured Notes and the subsidiary guarantees thereof (together, the "7.50% Senior Secured Notes Securities") were issued pursuant to an indenture described below. As of December 31, 2018, $350.0 million in aggregate principal amount of our 7.50% Senior Secured Notes are outstanding. The 7.50% Senior Secured Notes Securities are secured by a first-priority security interest in substantially all of the 7.50% Senior Secured Notes Obligors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the 7.50% Senior Secured Notes Securities, subject to certain permitted encumbrances and exceptions.

The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the 7.50% Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 7.50% Senior Secured Notes are scheduled to mature on April 1, 2025.

The 7.50% Senior Secured Notes Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase, or redeem our common units or purchase or redeem any subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge, or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.50% Senior Secured Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the 7.50% Senior Secured Notes indenture, many of the restrictive covenants in the 7.50% Senior Secured Notes Indenture will be terminated. The 7.50% Senior Secured Notes Indenture also contains customary events of default and acceleration provisions relating to events of default, which provide that upon an event of default under the 7.50% Senior Secured Notes Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 7.50% Senior Secured Notes may declare all of the 7.50% Senior Secured Notes to be due and payable immediately. We are in compliance with all covenants of the 7.50% Senior Secured Notes Indenture as of December 31, 2018.

Off Balance Sheet Arrangements

As of December 31, 2018, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations. For a discussion of our operating leases, see Note H - "Leases" in the Notes to the Consolidated Financial Statements.
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

The table below summarizes our contractual cash obligations as of December 31, 2018:

	Payments Due
	Total	2019	2020	2021	2022	2023	Thereafter
	(In Thousands)
Long-term debt	$645,930	$—	$—	$—	$295,930	$—	$350,000
Interest on debt	242,134	47,542	47,542	47,542	40,445	26,250	32,813
Operating leases	7,514	3,606	2,934	949	25	—	—
Total contractual cash obligations(1)	$895,578	$51,148	$50,476	$48,491	$336,400	$26,250	$382,813

(1)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known cash payment streams. These excluded amounts include approximately $30.9 million carrying value of liabilities related to the Preferred Units. The Preferred Units are expected to be serviced with non-cash paid in kind distributions and are currently expected to be satisfied either through conversions to common units or by redemptions for cash at our election. See "Note G - Series A Convertible Preferred Units," in the Notes to Consolidated Financial Statements for further discussion.

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements that may affect our consolidated financial statements, see "Note B - Summary of Significant Accounting Policies, New Accounting Pronouncements," in the Notes to Consolidated Financial Statements in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. While we have a significant number of customers who have retained our services through periods of high and low commodity prices, we generally experience less growth and more customer attrition during periods of significantly high or low commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks.” We depend on domestic and international demand for and production of natural gas and oil and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could impact our revenues and cash available for distribution to our common unitholders in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

Interest charged on our prior credit agreement was based on a variable rate and we were exposed under the prior credit agreement to floating interest rate risk on the outstanding borrowings. In connection with the issuance of our 7.50% Senior Secured Notes, we used a portion of the net proceeds to repay the remaining outstanding balance of $258.0 million under our prior credit agreement, which was terminated. Although we entered into the Credit Agreement on June 29, 2018, there is no balance outstanding under the Credit Agreement as of December 31, 2018. As such, we currently do not have any long-term debt obligations that have a variable rate of interest.

The following table sets forth as of December 31, 2018, our principal cash flows for our long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rate by their expected maturity dates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair Market Value
	2019	2020	2021	2022	2023	Thereafter	Total
As of December 31, 2018
Long-term debt:
U.S. dollar fixed rate (in 000s)	—	—	—	295,930	—	350,000	645,930	598,800
Interest rate (fixed)	—	—	—	7.25%		7.50%		—

Exchange Rate Risk

We have exposure to changes in foreign exchange rates associated with our operations in Latin America and Canada. Most of our billings under our contracts with PEMEX and other customers in Mexico are denominated in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos, and we retain cash balances denominated in Mexican pesos. As such, we are exposed to fluctuations in the value of the Mexican peso against the U.S. dollar. Before considering the impact of any derivative contracts, a hypothetical increase or decrease in the U.S. dollar-Mexican peso foreign exchange rate of 2.0% would have a $116,000 impact on our net income for the year ended December 31, 2018.

We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2018, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$4,783	20.07	1/17/2019

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

The fair value of foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of December 31, 2018, is as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	December 31, 2018
		(In Thousands)
Forward sale contracts	Current assets	$—
Forward sale contracts	Current liabilities	(98)
Total		$(98)

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the period ended December 31, 2018 we recognized approximately $46,000 of net losses associated with our foreign currency derivative program, and such amount is included in other (income) expense, net in the accompanying consolidated statement of operations.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this assessment, management of our general partner has determined that our internal control over financial reporting was effective as of December 31, 2018.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc.
and the Unitholders of CSI Compressco LP

Opinion on Internal Control over Financial Reporting
We have audited CSI Compressco LP’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, CSI Compressco LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 4, 2019, expressed an unqualified opinion thereon.

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
March 4, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Corporate Governance and Director Independence

Our general partner, CSI Compressco GP Inc., is an indirect, wholly owned subsidiary of TETRA Technologies, Inc. (“TETRA”) and has sole responsibility for conducting our business and managing our operations. The members of our general partner’s board of directors (our “Board”) oversee our operations. Unitholders are not entitled to elect the members of our Board or directly or indirectly participate in our management or operation. All of the members of our Board are appointed by Compressco Field Services, L.L.C., an indirect, wholly owned subsidiary of TETRA. We do not hold annual unitholder meetings. References in this Part III to the “Board,” “directors,” "executive officers," or “officers” refer to the Board, directors, executive officers, and officers of our general partner, unless otherwise indicated.

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

Directors and Executive Officers

Our directors hold office until the earlier of their death, resignation, removal, or until their successors have been appointed. Our executive officers are appointed by and serve at the discretion of our Board. There are no family relationships among any of our directors or executive officers. The following table shows information regarding our current directors and executive officers. Directors are appointed for one-year terms. As previously disclosed, Mr. Brightman has informed the Board of his intent to retire as Chairman and as a member of the Board immediately following TETRA's Annual Meeting of Stockholders on May 3, 2019.

Name	Age	Position with CSI Compressco GP
Stuart M. Brightman	62	Chairman of the Board of Directors
Paul D. Coombs	63	Independent Director
D. Frank Harrison	71	Independent Director
James R. Larson	69	Independent Director
Brady M. Murphy	59	Director
Owen A. Serjeant	58	President and Director
William D. Sullivan	61	Independent Director
Elijio V. Serrano	61	Chief Financial Officer
Ronald J. Foster	62	Senior Vice President and Chief Marketing Officer
Levent Caglar	43	Vice President North America Sales, Compression Services
Christopher Liddle	60	Vice President of Manufacturing
Miguel Luna	48	Vice President of Engineered Products Sales & International Operations

Name	Age	Position with CSI Compressco GP
Roy McNiven	39	Vice President of Operations
Michael E. Moscoso	53	Vice President - Finance
Bass C. Wallace, Jr.	60	General Counsel
Joseph J. Meyer	56	Treasurer

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

Mr. Brightman has more than 30 years of experience in manufacturing and services businesses related to the oil and gas industry. He has experience in corporate finance and in the management of capital intensive operations. Mr. Brightman’s service as TETRA’s chief executive officer also provides our Board with an in-depth source of knowledge regarding our operations, our executive management team, and the effectiveness of our compensation programs.

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

James R. Larson has served as an independent director of our general partner's Board and as Chairman of its Audit Committee since July 2011 and as a member of its Conflicts Committee since April 2012. Since January 1, 2006, Mr. Larson has been retired. From September 2005 until January 1, 2006, Mr. Larson served as senior vice president of Anadarko Petroleum Corporation ("Anadarko"). From December 2003 to September 2005, Mr. Larson served as senior vice president, finance and chief financial officer of Anadarko. From 2002 to 2003, Mr. Larson served as senior vice president, finance of Anadarko where he oversaw treasury, investor relations, internal audits and acquisitions and divestitures. From 1995 to 2002, Mr. Larson served as vice president and controller of Anadarko where he was responsible for accounting, financial reporting, budgeting, forecasting, and tax. Prior to that, he held various tax and financial positions within Anadarko after joining the company in 1981. Mr. Larson currently serves as a director, chairman of the audit committee and a member of the governance committee of Magnolia Oil & Gas Corporation, a publicly traded company that is subject to the reporting requirements of the Exchange Act. From September 2006 until June 2018, Mr. Larson served as a director of EV Management, LLC, the general partner of EV Energy GP, which was the general partner of EV Energy Partners, L.P. a publicly-traded limited partnership. Mr. Larson is a current member of the American Institute of Certified Public Accountants, Financial Executives International, the Tax Executives Institute and the National Association of Corporate Directors. He received his BBA degree in business from the University of Iowa.

Mr. Larson has significant management experience in the exploration and production of oil and gas on an international as well as domestic level. Mr. Larson also has substantial experience in corporate finance and financial reporting matters and in serving on the board of a publicly traded limited partnership operating in the oil and gas industry.

Brady M. Murphy has served as a director of our general partner’s Board since February 22, 2018. Mr. Murphy has also served as the President and Chief Operating Officer of TETRA since February 12, 2018 and as a member of its Board of Directors since December 2018. Prior to his employment with TETRA, Mr. Murphy served as chief executive officer of Paradigm Group B.V., a private company focused on strategic technologies for the upstream energy industry, from January 2016 until February 2018. Mr. Murphy previously served at Halliburton Company and its affiliated companies for 34 years, holding numerous international and North America positions, most recently as senior vice president - global business development and marketing from 2012 to December 2015, as senior vice president - business development Eastern Hemisphere from 2011 to 2012, as senior vice president - Europe/Sub -Saharan Africa region from 2009 to 2011, and as vice president of Sperry Drilling Services from 2004 to 2008. Mr. Murphy received his B.S. degree in Chemical Engineering from Pennsylvania State University and is a graduate of the Harvard Business School’s Advanced Management Program.

Mr. Murphy has more than 35 years of global operations, engineering, manufacturing and business development experience in a variety of areas within the energy industry, including deepwater, mature fields and unconventional assets.

Owen A. Serjeant has served as President and a director of our general partner's Board since November 2017. Mr. Serjeant served as Group Vice President - Global Operational Support of Schlumberger Limited, a publicly traded company subject to the reporting requirements of the Exchange Act, from April 2016 to November 2017. From July 1999 until April 2016, Mr. Serjeant served in various senior operations management roles with increasing responsibility, including most recently as Corporate Vice President - Global Operational Excellence and Group Vice President - Compression Systems Division, at Cameron International Corporation, a publicly traded company prior to its acquisition by Schlumberger in April 2016. Mr. Serjeant began his career with Cooper Energy Services and served in a variety of operations, engineering, marketing, and sales roles from 1981 to 1999. He earned his BSc degree in Mechanical Engineering from Aston University, United Kingdom, and his MBA degree from Henley Management College, United Kingdom.

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

William D. Sullivan is an independent director of our general partner's Board and has served as a member of its Audit Committee since July 2011. Mr. Sullivan has served as a member of TETRA’s board of directors since August 2007 and as non-executive chairman of its board since May 2015. Mr. Sullivan is the non-executive chairman of the board of directors of SM Energy Company, a publicly traded company subject to the reporting requirements of the Exchange Act. From 1981 through August 2003, Mr. Sullivan was employed in various capacities by Anadarko, most recently as executive vice president, exploration and production. Mr. Sullivan has been retired since August 2003. Mr. Sullivan received his B.S. degree in Mechanical Engineering from Texas A&M University. From 2007 to May 2015, Mr. Sullivan served as a director and as a member of the conflicts and audit committees of Targa Resources Partners GP, LLC, the general partner of Targa Resources Partners LP, and from March 2006 to September 2018, Mr. Sullivan served as a director and as a member of the audit, nominating and corporate governance and conflicts, and compensation committees of Legacy Reserves GP, LLC, the general partner of Legacy Reserves, LP, both of which are publicly traded limited partnerships. Mr. Sullivan received his B.S. degree in Mechanical Engineering from Texas A&M University.

Mr. Sullivan has significant management experience in midstream oil and gas operations and in the exploration and production of oil and gas on an international and domestic level. Mr. Sullivan also has substantial experience in executive compensation matters and in serving on the boards of publicly held corporations and publicly traded limited partnerships operating in the oil and gas industry, which provides cross board experience and perspective.

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

Christopher Liddle has served as Vice President Manufacturing of our general partner since January 2018. Prior to joining CSI Compressco, from June 2014 to July 2017 he served as Senior Manufacturing Projects & Initiatives Manager for GE Oil & Gas in the Reciprocating Compression Business acquired from Cameron International Corp. Prior to his role at GE Oil & Gas, Mr. Liddle served for 30 years at Cameron International Corp in various management level roles of increasing responsibility throughout the company, most recently as Director of Operations - Reciprocating Compression & Process Division from January 2011 to May 2014. Mr. Liddle earned a Bachelor of Science degree from Sam Houston State University.

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

Roy McNiven has served as Vice President of Operations of our general partner since October 1, 2018.  Mr. McNiven most recently served as Vice President of Rental Operations at Nabors Industries ("Nabors") from December 2017 until joining CSI Compressco. Prior to this role, he served for 13 years at Tesco Corporation in various management levels roles, including Vice President of Product Supply and Commercialization from March 2017 to December 2017, Vice President of Products and Services from May 2016 to March 2017, Vice President of Aftermarket Sales & Service, Rentals and Global Supply Chain from November 2014 to May 2016, and Global Director, Aftermarket Sales & Service and Rentals from June 2010 to November 2014, before Tesco was acquired by Nabors. Mr. McNiven earned a Bachelor of Business Administration degree, as well as an Executive MBA, from Athabasca University in Canada.

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
Bass C. Wallace, Jr. has served as our General Counsel since October 2008. He has also served as TETRA’s General Counsel since 1994 and as a Senior Vice President since May 2011. From 1984 to 1994 he was engaged in the private practice of law. Mr. Wallace received his B.A. degree in Economics from the University of Virginia and his J.D. degree from the University of Texas School of Law.
Joseph J. Meyer has served as our Treasurer since March 2015. He has also served as TETRA’s Vice President - Finance and Treasurer since February 2015.  He served as treasurer of JBT Corporation, a multi-national equipment and technology solutions provider to the food processing and air transportation industries, from July 2008 through May 2014.  From June 2014 until January 2015, Mr. Meyer was self-employed. From June 2001 until July 2008, Mr. Meyer served as director, treasury operations of FMC Technologies, Inc., a multi-national company within the oil and gas equipment and services industry, food processing equipment industry, and air transportation equipment industry, and from 1995 until 2001 served in various managerial roles within the treasury department of FMC Corporation.  From 1988 through 1994, Mr. Meyer held positions with increasing responsibility with several national banks.  Mr. Meyer received his B.S. degree in Finance from the University of Illinois at Urbana-Champaign and his MS in Management from Northwestern University.

Board Meetings and Committees

During 2018, the Board held eleven meetings. The standing committees of the Board during 2018 consisted of an Audit Committee and a Conflicts Committee. During 2018, the Audit Committee held four meetings, and the Conflicts Committee held two meetings.

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

As required by the Second Amended and Restated Partnership Agreement of the Partnership, the Board has reviewed the independence of Messrs. Harrison and Larson and has determined that each of them meets the independence standards established thereunder as required for service on the Conflicts Committee. Included within such determination, the Board has also determined that each of Messrs. Harrison and Larson is independent as defined in Section 10A of the Exchange Act and the listing standards of the NASDAQ.

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

To our knowledge, and based solely on our review of the copies of such reports and written representations provided to us by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% holders were complied with in a timely manner.
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

This Compensation Discussion and Analysis (“CD&A”) is designed to provide an understanding of our compensation philosophy and objectives and insight into the process by which our specific compensation practices are established. This CD&A is focused on the total compensation of the President and other executive officers of our general partner named in the Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”) and other executive officers of our general partner (together with our NEOs, “Senior Management”). The Compensation Committee of TETRA’s Board of Directors (the “Compensation Committee”) is responsible for the oversight of compensation programs that apply to a broad base of our employees, and for specific compensation decisions that relate to our NEOs who are employed by our general partner. Mr. Serrano, who serves as the Senior Vice President and Chief Financial Officer of TETRA, also serves as our Chief Financial Officer. Mr. Serrano is not presently, nor was he previously, an employee of our general partner. Mr. Serrano’s primary business responsibilities are for TETRA and he devotes less than a majority of his business time to our general partner and us. Accordingly, the Compensation Committee, acting in its capacity as such for TETRA, is responsible for establishing the compensation of Mr. Serrano, and we have no control over his compensation. We have not formed, and do not intend to form, a compensation committee, and for the immediate future the Board intends to continue to delegate oversight of certain aspects of our compensation programs to the Compensation Committee.

Our relationship with our general partner and TETRA relating to the personnel who operate our business is governed by the Omnibus Agreement dated June 20, 2011 and amended on June 20, 2014, among us, our general partner and TETRA (as amended, the “Omnibus Agreement”). Under the terms of the Omnibus Agreement, we reimburse our general partner and TETRA for certain expenses incurred on our behalf, including a portion of the compensation of employees of our general partner and TETRA who perform services on our behalf. The compensation expense allocated to us in 2018 with respect to each of our NEOs, other than Mr. Serrano, was 100% of their total compensation, since each of our NEOs, other than Mr. Serrano, devote virtually all of their business time to our operations. Under our Omnibus Agreement, certain corporate and administrative departments of TETRA allocate a percentage of their costs to us for reimbursement for services provided by them on our behalf. While Mr. Serrano's department makes such an allocation under the Omnibus Agreement, no portion of such expenses is specifically based on his time and there is no reimbursement by us specifically for the cost of his services. Accordingly, the compensation disclosed herein for our NEOs other than Mr. Serrano reflects all of the compensation expense that is payable by us under the Omnibus Agreement with regard to such individuals. None of the cash compensation or other benefits made available to Mr. Serrano by TETRA were based on the specific services provided to us. Please read the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our reimbursement of expenses.

Executive Summary

We are a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We sell standard and custom-designed compressor packages, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina.

As a result of our relationship with TETRA, the compensation of our NEOs is structured in a manner similar to TETRA’s compensation of its executive officers. In addition, the compensation policies and practices of our general partner are similar to those of TETRA.

The following CD&A addresses our compensation practices, philosophies and objectives as they relate to our NEOs and other members of our Senior Management who are employed by our general partner. Because TETRA makes all decisions regarding the compensation of Mr. Serrano, those decisions are not discussed in this CD&A and unless specified to the contrary below, references in the following CD&A to “NEOs,” “executive officers,” or “Senior Management” do not include Mr. Serrano. The total compensation paid by TETRA to Mr. Serrano in 2018 will be disclosed in TETRA’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2019.

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
☑ Use performance measures to align pay with performance
☑ The compensation consultant is retained directly by the Compensation Committee and does not provide any services to management
☑ Every member of the Compensation Committee is independent as defined in the listing standards of the NYSE and NASDAQ
☑ We have adopted procedures for grants of equity awards that provide guidelines under which annual and other equity awards may be granted

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

Overview of Compensation Philosophy and Objectives

In order to recruit and retain highly qualified and competent individuals as Senior Management, we strive to maintain a compensation program that is competitive in the labor markets in which we operate. Our guiding philosophy is to maintain an executive compensation program that will attract, retain, motivate, and reward highly qualified and talented individuals to enable us to perform better than our competitors. The following are our key objectives in setting the compensation programs for our Senior Management:

•	design competitive total compensation programs that enhance our ability to attract and retain knowledgeable and experienced Senior Management;

•	motivate our Senior Management to deliver outstanding financial performance and meet or exceed general and specific business, operational, and individual performance objectives;

•	establish salary and annual cash incentive compensation levels that reflect competitive market practices in relevant markets and are generally within the median range for the relevant peer group;

•	provide long-term incentive compensation opportunities that are consistent with our overall compensation philosophy;

•	provide a significant percentage of total compensation that is “at risk,” or “variable,” based on predetermined performance measures and objectives; and

•	ensure that a significant portion of the total compensation package is determined by increases in unitholder value, thus assuring an alignment of Senior Management with our unitholders.

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

The Compensation Committee has the authority to retain compensation consultants, outside counsel, or other advisers to assist the committee in the discharge of its duties. In any given year, the Compensation Committee bases its decision on whether to retain a compensation consultant on factors including prevailing market conditions, regulatory changes governing executive compensation, and the quality of any other relevant data that may be available. If a compensation consultant is engaged with respect to our compensation programs, the Chairman of the Compensation Committee maintains a direct line of communication with the consultant and arranges meetings with the consultant that may include other members of the committee and/or our President, TETRA’s CEO and certain members of TETRA’s senior management, including TETRA's President and Chief Operating Officer ("President"). The Compensation Committee, and/or its Chairman, also periodically meets with the compensation consultant independently of management. Through this communication with the Chairman of the Compensation Committee, the consultant reports to, and acts at the discretion of, the Compensation Committee.

Role of Compensation Consultant. The Compensation Committee has retained the services of Pearl Meyer & Partners ("Pearl Meyer"), an independent provider of compensation consulting services, to assist the Compensation Committee in its review of our compensation programs. Before engaging Pearl Meyer, the Compensation Committee confirmed that Pearl Meyer does not provide other services to us, to our general partner, or to TETRA; has procedures in place to prevent conflicts of interest; and, does not have a business or personal relationship with any of the executive officers of our general partner, any of TETRA’s executive officers, or any member of the Compensation Committee. The individual consultants involved in the engagement do not own our limited partner units, nor do they own TETRA’s common stock. The Compensation Committee discussed these considerations and concluded that there were no conflicts of interest with respect to the consulting services provided by Pearl Meyer.

Role of our President, TETRA's President, and TETRA's CEO. Our President makes recommendations to the Compensation Committee with regard to salary adjustments and the annual and long-term incentives to be provided to our Senior Management, excluding himself. TETRA's President and TETRA's CEO make recommendations to the Compensation Committee with regard to salary adjustments and the annual and long-term incentives to be provided to our President. Based upon his judgment and experience and in consultation with TETRA’s President and TETRA's CEO, taking into consideration available industry-based compensation surveys and other compensation data and analysis, including data provided by the Compensation Committee’s consultant, if one is retained for that year, our President annually reviews with the Compensation Committee specific compensation recommendations for Senior Management.

In its review of our compensation program and its consideration of whether changes in compensation recommended by our President, TETRA's President, and TETRA's CEO are in line with our overall compensation philosophy, current competitive market conditions, and current economic conditions, the Compensation Committee considers performance evaluations of and compensation recommendations for each member of Senior Management as well as its own performance evaluations of Senior Management, and the analysis and report of the compensation consultant. In conjunction with our President, TETRA's President, and TETRA's CEO, the Compensation Committee reviews the compensation of our Senior Management, other than our President. The Compensation Committee, in an executive session that includes TETRA’s CEO, establishes the compensation for our President.

Compensation Elements

We strongly believe that Senior Management should be compensated with a package that includes, at a minimum, the following three elements:

•	salary and industry-standard benefits,

•	annual incentive cash compensation tied to key financial and operating results, and

•	long-term incentive compensation tied to our common unit price and key long-term value drivers.

Each of these components is discussed in greater detail below.

Salary. We believe that a competitive salary program and industry standard benefits are important factors in our ability to attract and retain talented Senior Management employees. The Compensation Committee typically reviews relevant compensation data and analysis provided by its compensation consultant, if one is retained for that year, or by management if no compensation consultant is engaged, to ensure that our salary program is competitive. In this respect, the Compensation Committee uses the survey data and compensation paid by peer companies as a market check on the salaries and other elements of compensation it establishes. The Compensation Committee reviews the salaries of all members of our Senior Management at least annually. Base salaries may be adjusted for performance, which may be individual or company-wide performance, expansion of duties, and changes in market salary levels. In considering salary adjustments each year, the Compensation Committee gives weight to the foregoing factors, with particular emphasis on corporate performance goals, our President’s analysis and TETRA's President's and TETRA's CEO's analysis of each individual’s performance, and their specific compensation recommendations. However, the Compensation Committee does not rely on formulas and considers all factors when considering salary adjustments.

In its December 2017 review of Senior Management compensation, the Compensation Committee noted that the base salaries of Senior Management were, overall, well aligned with the peer group and survey data provided by Pearl Meyer. With regard to members of Senior Management other than our President, the Compensation Committee also took into account our President’s evaluation, and TETRA's President's and TETRA's CEO's evaluations, of each individual’s performance during 2017. Mr. Benge, who had previously notified us of his intent to retire, resigned from his position as Vice President of Operations on October 1, 2018, although he remained employed by us as an adviser, assisting with the transition of his duties to his successor, until February 2, 2019. With the exception of Mr. Luna, who was appointed to the position of Vice President, Engineered Products Sales and International Operations in May 2017, the Compensation Committee did not make adjustments to the 2018 base salaries of our NEOs. The table below shows the base salary of each of our NEOs, and the date that each base salary became effective.

Name	Title	Effective Date	Base Salary
Owen Serjeant	President	11/20/2017	$410,000
Levent Caglar	Vice President North America Sales, Compression Services	5/13/2017	249,000
Ronald J. Foster	Sr. Vice President & Chief Marketing Officer	4/1/2017	325,000
Miguel A. Luna	Vice President, Engineered Products Sales and International Operations	1/20/2018	195,500
C. Brad Benge	Vice President of Operations	4/1/2017	240,000

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

As part of its annual review of the compensation of our NEOs, the Compensation Committee reviews a preliminary estimate of the aggregate amount of annual cash incentive compensation to be awarded under TETRA’s Cash Incentive Compensation Plan based on the current year's performance, and discusses the overall effectiveness of the plan in furthering our compensation philosophy. In its consideration of changes for the 2018 plan year, the Compensation Committee noted that target annual incentive award opportunities for our Senior Management, overall, were generally well aligned with the target award opportunities reflected in the peer group and survey data provided by Pearl Meyer, and elected not to make changes to the award opportunities available to our NEOs for the 2018 plan year.

The following table sets forth the target award opportunities for the 2018 plan year, shown as a percentage of base salary for each of our NEOs under the Cash Incentive Compensation Plan. As an example, Mr. Serjeant’s target award opportunity is 70% of his base salary; therefore, his threshold award opportunity, which is 30% of the target award opportunity, is 21% of his base salary.

2018 Award Opportunities - Annual Cash Incentive Compensation Plan
	Threshold % of Base Salary (30% of TargetAward)	Target % of Base Salary (100% of Target Award)	Stretch % of Base Salary (150% of Target Award)	Over Achievement % of Base Salary (200% of Target Award)
Owen Serjeant	21.0%	70.0%	105.0%	140.0%
Levent Caglar	10.5%	35.0%	52.5%	70.0%
Ronald J. Foster	13.5%	45.0%	67.5%	90.0%
Miguel A. Luna	10.5%	35.0%	52.5%	70.0%
C. Brad Benge	10.5%	35.0%	52.5%	70.0%

The following table sets forth the performance measures approved by the Compensation Committee for each of our NEOs for the 2018 plan year under the Cash Incentive Compensation Plan, and the business consideration underlying each performance measure:

Performance Measure	Business Consideration
Distributable Cash Flow ("DCF")
DCF is a critical performance measure for our NEOs because it reflects the ability of our compression business to generate cash flow. Our NEOs can drive increases in DCF by:
• Managing costs.
• Reducing debt.
• Focusing on accretive investments in growth opportunities that will yield the highest returns.

Adjusted EBITDA
The Adjusted EBITDA performance measure ensures focus on the financial outcome of day-to-day and long-term operating decisions that impact the overall profitability of our businesses, including:
• Ensuring that day-to-day spending is tightly managed and aligned with our annual operating budget, and that operational plans and projects are quickly integrated in order to maximize efficiencies.
• Prioritizing projects across the organization to elevate focus on those that have the greatest potential impact to our profitability.
• Ensuring differentiation of service quality and depth of service, which position us to manage pricing through market cycles and pursue and maintain relationships with the most profitable customers.
• Driving reductions in our cost to deliver services, through robust cost controls, automation, and new technologies.
• Managing external relationships, including strong marketing efforts to spearhead our introduction to new geographies and customers.

Individual Performance Objectives ("IPOs")
IPOs provide an opportunity for each NEO to earn incentive compensation based on their personal performance compared to established target objectives approved by the Compensation Committee at the beginning of the plan year. We believe that IPOs are a critical component of the plan structure, as they drive performance related to specific strategic objectives and line-of-sight goals.

Under the annual Cash Incentive Compensation Plan awards for 2018, actual results for the DCF and Adjusted EBITDA performance measures had to reach a minimum threshold level of 80% of the established target performance objective for any portion of awards based on those measures to be earned. A threshold payment level of 30% corresponds to the threshold performance level of each established performance objective; for actual results that fall between threshold and target, straight line interpolation is used to determine the earned amount of the award.

The following tables show the weight of each performance measure, the percentage of the award deemed to have been earned based on 2018 results and the performance criteria discussed above, and the amount of the award opportunity earned related to each performance measure.

	Target Amount of Award Opportunity	Weight of Metric	% of Target Achieved	Weighted % Earned	Amount of Award Earned
Owen A. Serjeant	$287,000
Distributable Cash Flow		50.0%	91.8%	35.7%	$102,488
Adjusted EBITDA		20.0%	96.2%	17.4%	$49,795
IPOs		30.0%	30.0%	30.0%	$86,100
		100.0%			$238,382

	Target Amount of Award Opportunity	Weight of Metric	% of Target Achieved	Weighted % Earned	Amount of Award Earned
Levent Caglar	$87,150
Distributable Cash Flow		45.0%	91.8%	32.1%	$28,010
Adjusted EBITDA		15.0%	96.2%	13.0%	$11,338
IPOs		40.0%	40.0%	40.0%	$34,860
		100.0%			$74,208

	Target Amount of Award Opportunity	Weight of Metric	% of Target Achieved	Weighted % Earned	Amount of Award Earned
Ronald J. Foster	$146,250
Distributable Cash Flow		50.0%	91.8%	35.7%	$52,226
Adjusted EBITDA		20.0%	96.2%	17.4%	$25,374
IPOs		30.0%	30.0%	30.0%	$43,875
		100.0%			$121,475

	Target Amount of Award Opportunity	Weight of Metric	% of Target Achieved	Weighted % Earned	Amount of Award Earned
Miguel A. Luna	$79,010
Distributable Cash Flow		45.0%	91.8%	32.1%	$25,394
Adjusted EBITDA		15.0%	96.2%	13.0%	$10,279
IPOs		40.0%	40.0%	40.0%	$31,604
		100.0%			$67,277

	Target Amount of Award Opportunity	Weight of Metric	% of Target Achieved	Weighted % Earned	Amount of Award Earned
C. Brad Benge	$84,000
Distributable Cash Flow		45.0%	91.8%	32.1%	$26,998
Adjusted EBITDA		15.0%	96.2%	13.0%	$10,928
IPOs		40.0%	40.0%	40.0%	$33,600
		100.0%			$71,526

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

2018 LTI Awards

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

The following table sets forth the number of time-based phantom units and/or performance-based phantom units awarded to our NEOs in February 2018. Mr. Benge, who previously notified us of his desire to retire in early 2019, and who stepped down from his position as Vice President of Operations on October 1, 2018, did not receive an LTI award in 2018.

	Number of Time-Based Phantom Units	Number of Performance-Based Phantom Units	Aggregate Grant Date Fair Value Of Unit Awards
Owen Serjeant	47,771	47,771	$737,584
Levent Caglar	10,351	10,351	$159,819
Ronald J. Foster	6,370	6,370	$98,353
Miguel A. Luna	6,370	6,370	$98,353
C. Brad Benge	—	—	$—

Three-Year Performance Phantom Unit Awards Granted in 2016. In May 2016, our Board approved awards of performance-based phantom units with tandem distribution equivalent rights ("DERs") to certain executive officers as of such date, including Messrs. Cagler, Benge, and Foster. The performance-based phantom unit awards covered the performance period of January 1, 2016 through December 31, 2018 and under such awards, up to 200% of the "Target" number of phantom units granted under the award could be earned based on our three-year cumulative distributable cash flow ("DCF") per outstanding unit for the performance period ending December 31, 2018, relative to the following performance objectives established by our Board:

3-Year Cumulative DCF per Outstanding Unit	Percentage of Phantom Units Earned
Less than $4.96	—%
$4.96	10%
$5.83 (Target)	100%
$7.58	150%
> $8.75 (Maximum)	200%

For DCF per outstanding unit amounts that fell between any of the performance objectives set forth above, straight line interpolation was to be used to determine the specific number of phantom units earned. In February of 2019, our Board determined that the required threshold performance objective for the three-year cumulative DCF per outstanding unit performance measure had not been met, and based on such determination, none of the units awarded had been earned.

CEO Pay Ratio

Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, require disclosure regarding the relationship of the annual compensation of our employees and the annual compensation of our Chief Executive Officer. As discussed in the "About CSI Compressco LP" and "Employees" sections under Part I, Item 1 of this Form 10-K, we have no employees. Nonetheless, in an effort to comply with this requirement, the pay ratio provided below has been calculated as the total 2018 annual compensation for Mr. Serjeant, divided by the total annual compensation of the median employee providing services to us pursuant to the Omnibus Agreement.

We used a consistently applied compensation measure to identify the median of the annual total compensation of all the employees of our general partner, and to determine the annual total compensation of the President of our general partner, Mr. Serjeant. To make them comparable, salaries for newly hired employees who had worked less than a year were annualized, and the target annual bonus amount was applied to their total compensation measure. For 2018:

• Median employee total annual compensation	$77,305
• Mr. Serjeant's total annual compensation	$1,387,682
• Ratio of President to median employee compensation	18.0 to 1

To identify the median of the annual total compensation of all employees of our general partner and the median employee's total compensation, we took the following steps:

•
We determined that our employee population as of December 31, 2018, consisted of approximately 749 full- and part-time employees located in the U.S. and Canada (we do not have temporary or seasonal workers).

•	We selected December 31, 2018 as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

•
For our employees located in Canada and paid in Canadian currency, we converted each such employee's total annual compensation as of December 31, 2018 to U.S. dollars; however, we did not make any cost of living adjustments with respect to either Canadian or U.S. employees.

Retirement, Health and Welfare Benefits

Our employees are eligible to participate in a variety of health and welfare and retirement programs sponsored by TETRA. Members of our Senior Management are generally eligible for the same benefit programs on the same basis as the remainder of our employees. Our health and welfare programs are intended to protect employees against catastrophic loss and to encourage a healthy lifestyle. These health and welfare programs include medical, wellness, pharmacy, dental, life insurance, short-term and long-term disability insurance, and insurance against accidental death and disability.

401(k) Plan. Due to our relationship with TETRA, our employees are eligible to participate in TETRA’s 401(k) Retirement Plan (the “401(k) Plan”), which is intended to supplement a participant’s personal savings and social security. Under the 401(k) Plan, eligible employees may contribute on a pretax basis up to 70% of their compensation, subject to an annual maximum established under the Code. Our general partner generally makes a matching contribution under the 401(k) Plan equal to 50% of the first 8% of a participant’s annual compensation that is contributed to the 401(k) Plan. All employees (other than nonresident aliens) who have reached the age of eighteen are eligible to participate in the 401(k) Plan beginning on the first day of the month following their completion of 30 days of service with us.

Nonqualified Deferred Compensation Plan. Certain of our Senior Management, directors, and certain other key employees have the opportunity to participate in TETRA’s Executive Nonqualified Excess Plan, which is an unfunded, deferred compensation program. Under the program, participants may defer a specified portion of their annual total cash compensation, including salary and performance-based cash incentive, subject to certain established minimums. The amounts deferred increase or decrease depending on the deemed investment elections selected by the participant from among various hypothetical investment election options. Deferral contributions and earnings credited to such contributions are 100% vested and may be distributed in cash at a time selected by the participant and irrevocably designated on the participant’s deferral form. In-service distributions may not be withdrawn until two years following the participant’s initial enrollment. Notwithstanding the participant’s deferral election, the participant will receive distribution of his deferral account if the participant becomes disabled or dies, or upon a change in control. None of our NEOs participated in the Executive Nonqualified Excess Plan during 2018.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. Messrs. Foster, Luna, and Benge receive car allowances or are entitled to the use of a company-owned vehicle, as is the case for all of our sales and field service personnel. During 2018, except for the car allowances (or the use of a company-owned car) for Messrs. Foster, Luna, and Benge, no NEO received an allowance from us for any of the above or a reimbursement for any expense incurred for non-business purposes.

Employment Agreements

We have previously entered into employment agreements with each of our NEOs that are substantially identical to the form of agreement executed by all of our employees. Each agreement evidences the at-will nature of employment and does not guarantee the term of employment, which is entirely at the discretion of our Board, or otherwise set forth the salary and other compensation of the NEOs, which is established in accordance with the procedures described above.

Tax and Accounting Implications of Executive Compensation

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

Indemnification Agreements

We and each of our current directors and our NEOs have executed an indemnification agreement that provides that we will indemnify them to the fullest extent permitted by our Second Amended and Restated Agreement of Limited Partnership, Bylaws, and applicable law. The indemnification agreement also provides that our directors and officers will be entitled to the advancement of fees as permitted by applicable law and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall be indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his or her services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as an officer or director, subject to the terms and conditions of that insurance. In addition, Messrs. Brightman, Coombs, Murphy, Meyer, Serrano, Wallace, and Sullivan, in their capacities as directors and/or executive officers of TETRA, have executed indemnification agreements with TETRA that are substantially similar to the indemnification agreements executed by each of them in connection with their services to us, and they benefit from the protection of similar insurance.

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

Submitted by the Board of Directors of CSI Compressco GP Inc.,

Stuart M. Brightman, Chairman
Paul D. Coombs            Brady M. Murphy
D. Frank Harrison            Owen A. Serjeant
James R. Larson            William D. Sullivan

Compensation of Executive Officers

Summary Compensation

The following table sets forth the compensation earned by (i) our President (“Principal Executive Officer”), (ii) our Chief Financial Officer (“Principal Financial Officer”), (iii) our former Vice President of Operations, who served in such position until October 1, 2018, and (iv) each of our three other most highly compensated executive officers (each a “Named Executive Officer”) for the fiscal year ended December 31, 2018.

 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Unit Awards(1)	Non-Equity Incentive Plan Comp.	All Other Comp.(2)	Total
		($)	($)	($)	($)	($)	($)
Owen A. Serjeant(3)	2018	$410,000	$—	$737,584	$238,382	$1,715	$1,387,681
President	2017	39,423	—	500,000	—	—	539,423

Elijio V. Serrano	2018	(4)	(4)	$—	(4)	(4)	$—
Chief Financial Officer	2017	(4)	(4)	—	(4)	(4)	—
	2016	(4)	(4)	225,628	(4)	(4)	225,628

Levent Caglar	2018	$249,000	$—	$159,819	$74,208	$13,491	$496,518
VP NA Sales, Comp. Serv.	2017	226,330	—	120,684	36,071	10,721	393,806
	2016	183,011	—	95,003	—	33,075	311,089

Ronald J. Foster	2018	$325,000	$—	$98,353	$121,475	$16,325	$561,153
SVP, Chief Marketing Officer	2017	316,250	—	60,342	52,972	126,516	556,080
	2016	300,813	—	71,261	—	60,329	432,403

Miguel A. Luna(5)	2018	$222,850	$—	$98,353	$67,277	$10,409	$398,889
VP EPS and Int'l Operations	2017	203,657	—	30,003	31,146	4,114	268,920

C. Brad Benge(6)	2018	$240,000	$200,000	$—	$71,526	$20,135	$531,661
VP of Operations	2017	233,538	100,000	150,855	34,768	76,338	595,499
	2016	225,231	—	142,505	—	16,290	384,026

(1)
The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2018, 2017, and 2016, as applicable, in accordance with FASB ASC Topic 718. The grant date fair value of performance phantom unit awards granted in each year are reported based on the probable outcome of the performance conditions on the grant date. The value of the 2018 performance phantom unit awards assuming achievement of the maximum performance level would be: Mr. Serjeant, $737,584; Mr. Caglar, $159,819; Mr. Foster, $98,353; and Mr. Luna, $98,353. Phantom unit awards and performance phantom unit awards granted under the CSI Compressco equity plan on February 24, 2018 relate to our common units and are valued at $7.72 per common unit in accordance with FASB ASC Topic 718. Each phantom unit award granted on February 24, 2018 was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(2)
The amounts reflected represent: (i) matching contributions under our 401(k) Retirement Plan; (ii) for Messrs. Benge, Caglar, Foster, and Luna, the value of distribution equivalent rights settled in connection with the vesting of unit awards that relate to CSI Compressco's common units, which was $11,114 for Mr. Benge,$5,611 for Mr. Caglar, $8,480 for Mr. Foster, and $3,804 for Mr. Luna in 2018; and (iii) for Messrs. Benge, Foster, and Luna, a car allowance or the use of a company-owned vehicle.

(3)	Mr. Serjeant was first employed by us on November 20, 2017. Prior period information is not applicable.

(4)
The compensation of Mr. Serrano, the Sr. Vice President and Chief Financial Officer of TETRA, is determined by TETRA. As noted above, no compensation has been reported for Mr. Serrano other than a grant of phantom unit awards in 2016 because none of his compensation is specifically allocated to us and no portion payable by us under the Omnibus Agreement is specifically allocated to the services provided to us by Mr. Serrano. The phantom units awarded to Mr. Serrano in 2016 are also included in the Summary Compensation Table of TETRA's Proxy.

(5)	Mr. Luna was appointed to the position of Vice President, Engineered Products Sales and International Operations in May 2017. Prior period information is not applicable.

(6)
The amount included in the "Bonus" column for Mr. Benge in 2018 is the second of two cash retention awards payable to Mr. Benge under the terms of the cash retention award letter dated May 15, 2017. The first payment under such letter, in the amount of $100,000, was paid to Mr. Benge in 2017. Mr. Benge, who had previously notified us of his intent to retire, resigned from his position as Vice President of Operations on October 1, 2018, and remained employed by us as a senior adviser, assisting with the transition of duties to his successor, until February 2, 2019.

Grants of Plan Based Awards

The following table discloses the actual number of phantom unit awards and performance phantom unit awards granted under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan during the fiscal year ended December 31, 2018 to each Named Executive Officer, including the grant date fair value of these awards, and the threshold, target, and maximum amounts of the annual non-equity (cash) incentive granted under TETRA’s Cash Incentive Compensation Plan during the fiscal year ended December 31, 2018 to each Named Executive Officer.

Grants of Plan Based Awards Table

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Units	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date		Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)	(#)	($)
Owen A. Serjeant	2/22/2018	(1)	$86,100	$287,000	$574,000
	2/24/2018	(4)				4,777	47,771	95,542		$368,792
	2/24/2018	(5)							47,771	$368,792

Elijio V. Serrano										$—

Levent Caglar	2/22/2018	(1)	$26,145	$87,150	$174,300
	2/24/2018	(4)				1,035	10,351	20,702		$79,910
	2/24/2018	(5)							10,351	$79,910

Ronald J. Foster	2/22/2018	(1)	$43,875	$146,250	$292,500
	2/24/2018	(4)				637	6,370	12,740		$49,176
	2/24/2018	(5)							6,370	$49,176

Miguel A. Luna	2/22/2018	(1)	$23,703	$79,010	$158,020
	2/24/2018	(4)				637	6,370	12,740		$49,176
	2/24/2018	(5)							6,370	$49,176

C. Brad Benge	2/22/2018	(1)	$25,200	$84,000	$168,000

(1)
The estimated possible payouts under non-equity incentive plan awards granted on February 22, 2018 are the threshold, target, and maximum amounts of the annual cash incentive granted for 2018 performance under TETRA’s Cash Incentive Compensation Plan. The actual amounts of annual cash incentive earned for 2018 performance, but unpaid as of the date of this filing, are as follows: Mr. Serjeant, $238,382; Mr. Caglar, $74,208; Mr. Foster, $121,475; Mr. Luna, $67,277; and Mr. Benge, $71,526.

(2)
The equity incentive plan awards granted on February 24, 2018 are the threshold, target, and maximum numbers of our common units that may be earned under performance phantom unit awards granted under the CSI Compressco equity plan. "Threshold" is the lowest possible payout (10% of the award) and "maximum" is the highest possible payout (200% of the award).

(3)
The FASB ASC Topic 718 value of the phantom unit and performance phantom unit awards granted under the CSI Compressco equity plan on February 24, 2018 is $7.72 per unit. Performance phantom units are shown at target value.

(4)
Performance phantom unit awards granted on February 24, 2018 may be earned under the CSI Compressco equity plan based on the level of achievement of the cumulative distributable cash flow performance objective for the three-year performance period ending on December 31, 2020. Each performance phantom unit award was granted in tandem with DERs that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award.

(5)
Phantom unit awards granted under the CSI Compressco equity plan on February 24, 2018 vest over a three-year period at a rate of one-third per year beginning on the first anniversary date of the award based on continued employment over such three-year period.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding stock option awards previously awarded by TETRA and classified as exercisable as of December 31, 2018 for each Named Executive Officer. The table also discloses the number and value of unvested phantom unit awards granted under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2018.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards(1)				Unit Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Units that Have Not Vested		Market Value of Units that Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Units that Have Not Vested(3)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Units that Have Not Vested(3)
Name	Options Exercisable	Options Unexercisable
	(#)	(#)	($/Share)		(#)		($)	(#)		($)
Owen A. Serjeant					94,697	(4)	$219,697
Owen A. Serjeant					47,771	(5)	$110,829	47,771	(6)	$110,829
Elijio V. Serrano(7)					0		$—	0		$—
Levent Caglar					1,894	(8)	$4,394
Levent Caglar					3,739	(9)	$8,674	5,608	(10)	$13,011
Levent Caglar					10,351	(5)	$24,014	10,351	(6)	$24,014
Ronald J. Foster	31,500	—	$4.17	4/9/2019
Ronald J. Foster	14,500	—	$10.20	5/20/2020
Ronald J. Foster					1,421	(8)	$3,297
Ronald J. Foster					1,870	(9)	$4,338	2,804	(10)	$6,505
Ronald J. Foster					6,370	(5)	$14,778	6,370	(6)	$14,778
Miguel A. Luna					1,497	(8)	$3,473
Miguel A. Luna					1,870	(9)	$4,338
Miguel A. Luna					6,370	(5)	$14,778	6,370	(6)	$14,778
C. Brad Benge					2,841	(8)	$6,591
C. Brad Benge					4,674	(9)	$10,844	7,010	(10)	$16,263

(1)
All outstanding option awards relate to TETRA’s common stock. Under the terms of TETRA’s equity plans, the option exercise price must be greater than or equal to 100% of the closing price of the common stock on the date of grant.

(2)
All outstanding unit awards relate to our common units. Market value is determined by multiplying the number of units that have not vested by $2.32, the closing price of our common units on December 31, 2018.

(3)
The number of units earned under these performance phantom unit awards will be determined based on actual level of achievement of an established performance objective. The amounts shown in these columns assume achievement of the target performance objective. Market value is determined by multiplying the target number of unearned units that have not vested by $2.32, the closing price of our common units on December 31, 2018.

(4)	One-third of the phantom unit award granted on November 20, 2017 vested on November 20, 2018; the remaining one-third portions will vest on November 20, 2019, and November 20, 2020.

(5)	One-third of the unvested phantom unit award granted on February 24, 2018 vested on February 24, 2019; the remaining one-third portions will vest on February 24, 2020, and February 24, 2021.

(6)
The performance phantom unit award for the performance period of January 1, 2018 through December 31, 2020 may be settled pursuant to the terms of the award in March of 2021 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

(7)
The table above includes only the outstanding equity awards held by Mr. Serrano in the Partnership. Outstanding equity awards held by Mr. Serrano in TETRA will be reflected in TETRA’s 2019 Proxy Statement.

(8)	The remaining one-third portion of the unvested phantom unit award granted on May 2, 2016 will vest on May 2, 2019.

(9)	One-third portions of the unvested phantom unit award granted on February 22, 2017 will vest on February 22, 2019, and February 22, 2020.

(10)
The performance phantom unit award for the performance period of January 1, 2017 through December 31, 2019 may be settled pursuant to the terms of the award in March of 2020 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

Option Exercises and Stock Vested

The following table sets forth certain information regarding phantom unit awards and performance phantom unit awards under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan that became vested or were earned for each of our Named Executive Officers during the fiscal year ended December 31, 2018.

Option Exercises and Stock Vested Table

	Option Awards		Unit Awards(1)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Owen A. Serjeant	—	$—	—	$—
Elijio V. Serrano(2)	—	$—	10,636	$77,856
Levent Caglar	—	$—	5,488	$41,283
Ronald J. Foster	—	$—	4,763	$35,493
Miguel A. Luna	—	$—	2,946	$21,629
C. Brad Benge	—	$—	7,578	$56,932

(1)	Includes the number and value of units issued pursuant to DERs settled in tandem with phantom unit awards.

(2)
The table above reflects only the activity of Mr. Serrano with respect to equity awards granted by the Partnership. Any activity with respect to TETRA’s equity awards will be reflected in TETRA’s 2019 Proxy Statement.

Nonqualified Deferred Compensation

TETRA maintains the TETRA Technologies, Inc. Executive Nonqualified Excess Plan, an unfunded, nonqualified deferred compensation plan that allows participants to defer a portion of their base salaries and performance-based compensation. As of December 31, 2018, none of the Named Executive Officers had elected to participate in this plan.

Potential Payments upon a Change of Control or Termination

Other than the Change of Control Agreements with Messrs. Serjeant and Foster that are further described below, as of the date of this filing, we do not have a defined severance plan for, or any agreement with, any Named Executive Officer that would require us to make any termination payments. We have previously entered into employment agreements with each of our Named Executive Officers that are substantially identical to the form of agreement executed by all of our employees. These agreements evidence the at-will nature of employment, and do not guarantee term of employment, salary, severance or change in control payments.

Under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan, our Board of Directors, in its sole discretion, may accelerate the vesting of restricted units, phantom units, and performance phantom units held by our Named Executive Officers upon termination of their employment. For purposes of the following disclosure, we have assumed that all outstanding unit awards would be accelerated if the Named Executive Officer's employment was terminated in connection with a change of control, or upon the death, disability, or retirement of such officer.

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

TETRA has a Change of Control Agreement with Mr. Serrano, which was in effect during 2018. Payments and benefits under the TETRA Change of Control Agreement is triggered only on a change of control of TETRA. The terms of the TETRA Change of Control Agreement and a quantification of potential benefits to Mr. Serrano under the TETRA Change of Control Agreement will be disclosed in TETRA’s 2019 Proxy Statement.

The following table quantifies the potential payments to Named Executive Officers (other than Mr. Serrano) who were employed by us as of December 31, 2018, under the contracts, agreements, or plans discussed above in various scenarios involving a change of control or termination of employment, assuming a December 31, 2018 termination date. In addition to the amounts reflected in the table, the Named Executive Officers would receive upon termination any salary earned through December 31, 2018, and any benefits they would otherwise be entitled to under TETRA's 401(k) Plan.

Name	Cash Severance Payment	Bonus Payment	Accelerated Vesting of Unit Awards(1)	Continuation of Health Benefits	Total
Owen A. Serjeant
Death/disability	$—	$—	$441,354	$—	$441,354
Retirement	—	—	441,354	—	441,354
Termination for Cause	—	—	—	—	—
Termination for no cause or good reason	—	—	—	—	—
Qualifying termination/change of control(2)	1,394,000	238,382	441,354	34,973	2,108,709

Levent Caglar
Death/disability	$—	$—	$74,108	$—	$74,108
Retirement	—	—	74,108	—	74,108
Termination for Cause	—	—	—	—	—
Termination for no cause or good reason	—	—	—	—	—
Qualifying termination/change of control(2)	—	—	74,108	—	74,108

Ronald J. Foster
Death/disability	$—	$—	$43,697	$—	$43,697
Retirement	—	—	43,697	—	43,697
Termination for Cause	—	—	—	—	—
Termination for no cause or good reason	—	—	—	—	—
Qualifying termination/change of control(2)	942,500	121,475	43,697	45,812	1,153,484

Name	Cash Severance Payment	Bonus Payment	Accelerated Vesting of Unit Awards(1)	Continuation of Health Benefits	Total
Miguel A. Luna
Death/disability	$—	$—	$37,368	$—	$37,368
Retirement	—	—	37,368	—	37,368
Termination for Cause	—	—	—	—	—
Termination for no cause or good reason	—	—	—	—	—
Qualifying termination/change of control(2)	—	—	37,368	—	37,368

C. Brad Benge
Death/disability	$—	$—	$33,698	$—	$33,698
Retirement	—	—	33,698	—	33,698
Termination for Cause	—	—	—	—	—
Termination for no cause or good reason	—	—	—	—	—
Qualifying termination/change of control(2)	—	—	33,698	—	33,698

(1)
Our Second Amended and Restated 2011 Long Term Incentive Plan allows acceleration upon termination following a change of control and upon death, disability, or retirement at the discretion of our Board of Directors (with regard to Named Executive Officers). Under the terms of COC Agreements with Messrs. Serjeant and Foster, acceleration would automatically occur upon a qualifying termination of employment following a change of control. The value of accelerated unit awards is calculated by multiplying the number of accelerated units by $2.32, the closing price of our common units on December 31, 2018.

(2)
Pursuant to the terms of Change of Control Agreements with Messrs. Serjeant and Foster, amounts shown represent a multiple of base salary plus target annual cash bonus, payment of the earned portion of annual bonuses for the 2018 performance period, acceleration of outstanding unit awards, and provision of health benefits through December 31, 2020.

Director Compensation

As of January 1, 2018, each director who is not an employee of our general partner, TETRA, or any of its subsidiaries, receives non-cash compensation of $60,000 per year for attending regularly scheduled board meetings. The non-cash compensation is paid for the upcoming service year in the form of phantom unit awards that have an intended value of $60,000, prorated for any newly-elected director to such director's date of election and that vest over the service year as set forth below. Directors who are appointed as the chairmen of our Conflicts Committee and Audit Committee receive additional non-cash compensation of $5,000 and $10,000 per year, respectively, prorated from their respective dates of appointment in their initial year of service, which is also paid in the form of phantom unit awards. All such awards of phantom units are granted under our Second Amended and Restated 2011 Long Term Incentive Plan. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director is paid an annual cash retainer of $60,000 per year, paid in quarterly installments.

Directors who are also our officers or employees, or officers or employees of TETRA, do not receive any compensation for duties performed as our directors. Consequently, none of Mr. Serjeant, our President, Mr. Brightman, the Chief Executive Officer of TETRA, or Mr. Murphy, the President and Chief Operating Officer of TETRA, was compensated for his service to us as a director during 2018.

On May 6, 2018, the Board approved awards of 8,076 phantom units with an aggregate grant date fair market value of $59,116 to Messrs. Coombs, Harrison, Larson, and Sullivan for their service as directors during the May 2018 through May 2019 service year. Also on May 6, 2018, with regard to the May 2018 through May 2019 service year, Mr. Harrison received an additional award of 673 phantom units with a grant date fair market value of $4,926 for his service as chairman of the Conflicts Committee, and Mr. Larson received an additional award of 1,346 phantom units with a grant date fair market value of $9,853 for his service as chairman of the Audit Committee. One-third of all of the phantom units so awarded were immediately vested on May 6, 2018, and additional one-third portions of each award vest on January 6, 2019 and May 6, 2019. A phantom unit is a notional unit that entitles the director to receive a common unit of the Partnership upon vesting of the phantom unit. Each award of phantom units to Messrs. Coombs, Harrison, Larson, and Sullivan was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of common units equal in value to any distributions we pay during the period the award is outstanding times the number of unvested phantom units subject to the award. DERs are subject to the same vesting restrictions and risk of forfeiture applicable to the corresponding phantom units. It is anticipated that directors will be appointed to the Board in May of each calendar year.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2018.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)		Unit Awards(2)		All Other Compensation		Total
	($)		($)		($)		($)
Stuart M. Brightman	$—	(3)	$—	(3)	$—	(3)	$—	(3)
Paul D. Coombs	60,000		59,116		—		119,116
D. Frank Harrison	60,000		64,043		—		124,043
James R. Larson	60,000		68,969		—		128,969
Brady M. Murphy	—	(3)	—	(3)	—	(3)	—	(3)
Owen A. Serjeant	—	(3)	—	(3)	—	(3)	—	(3)
William D. Sullivan	60,000		59,116		—		119,116

(1)	The amounts in this column reflect payments earned for service as a non-employee director during 2018.

(2)	Phantom units granted on May 6, 2018 are valued at $7.32 per common unit in accordance with FASB ASC Topic 718.

(3)	Messrs. Brightman, Murphy, and Serjeant did not receive compensation for their service as directors during 2018 since they are employees of our general partner or TETRA.

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

Management and Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board is not required to maintain, and does not maintain, a compensation committee. During 2018, Messrs. Brightman, Murphy, and Serjeant, who were directors of our general partner, were also executive officers of TETRA. All compensation decisions with respect to Messrs. Brightman and Murphy are made by TETRA and they do not receive any compensation directly from us or from our general partner. All compensation decisions with respect to Mr. Serjeant are made by TETRA and our general partner as described above, with the exception of equity awards under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan which, if awarded, are granted by our general partner’s Board. Please read Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” below, for information about relationships among us, our general partner, and TETRA.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth certain information with respect to the beneficial ownership of our common units as of December 31, 2018 with respect to each person that beneficially owns five percent (5%) or more of our outstanding common units, and as of March 1, 2019, with respect to (i) our directors; (ii) our Named Executive Officers ("NEOs"); and (iii) our directors and executive officers as a group.

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned		Percentage of Class(1)

TETRA Technologies, Inc. 24955 Interstate 45 North The Woodlands, Texas 77380	16,003,986	(2)	38.9%
OppenheimerFunds, Inc. 225 Liberty Street New York, New York 10281	5,595,493	(3)	12.5%
Goldman Sachs Asset Management 200 West Street New York, New York 10282	3,282,123	(4)	7.3%
Stuart M. Brightman	43,097		*
Elijio Serrano	8,046		*
Owen A. Serjeant	279,607		*
Paul D. Coombs	41,752		*
D. Frank Harrison	42,198		*
James R. Larson	49,041		*
Brady M. Murphy	—		*
William D. Sullivan	56,521		*
C. Brad Benge	30,045		*
Ronald J. Foster	118,364		*
Levent Caglar	66,161		*
Director and executive officers as a group (17 persons)	931,637		2.0%

*	Less than 1%.

(1)	Reflects common units beneficially owned as a percentage of common units outstanding.

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

(3)	Pursuant to a Schedule 13G/A dated January 24, 2019, Oppenheimer Funds, Inc. reports shared voting power and shared dispositive power with respect to 5,595,493 of our common units.

(4)
Pursuant to a Schedule 13G/A dated February 6, 2019, Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC, report shared voting power and shared dispositive power with respect to 3,321,123 of our common units.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of TETRA as of March 1, 2019 with respect to (i) our directors; (ii) our NEOs; and (iii) our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Stuart M. Brightman	2,213,936	(1)	1.8%
Elijio Serrano	1,195,520	(2)	*
Owen A. Serjeant	—		*
Paul D. Coombs	925,552		*
D. Frank Harrison	—		*
James R. Larson	—		*
Brady M. Murphy	825,372		*
William D. Sullivan	191,624		*
C. Brad Benge	—		*
Miguel A. Luna	—		*
Ronald J. Foster	52,601	(3)	*
Levent Caglar	—		*
Director and executive officers as a group (17 persons)	6,020,417	(4)	4.8%

*	Less than 1%.

(1)	Includes 877,628 shares subject to options exercisable within 60 days of March 1, 2019.

(2)	Includes 417,739 shares subject to options exercisable within 60 days of March 1, 2019.

(3)	Includes 46,000 shares subject to options exercisable within 60 days of March 1, 2019.

(4)	Includes 1,610,334 shares subject to options exercisable within 60 days of March 1, 2019.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, or Rights	Number of Securities Remaining Available for Future Issuance under Equity Comp. Plans (Excluding Securities Shown in the First Column)
Equity compensation plans approved by security holders	—		$—	—
Equity compensation plans not approved by security holders(1)	492,088	(2)	$—	3,887,596
Total:	492,088		$—	3,887,596

(1)
Consists of the Second Amended and Restated 2011 Long Term Incentive Plan. Please read "Item 11. Executive Compensation" of this Annual Report on Form 10-K for additional information regarding the Second Amended and Restated 2011 Long Term Incentive Plan.

(2)
Represents phantom unit awards and performance phantom unit awards outstanding under the Second Amended and Restated 2011 Long Term Incentive Plan. These phantom unit awards and performance phantom unit awards do not have an exercise price.

Please see “Compensation Discussion and Analysis – Compensation Elements – Equity Incentive Awards” under Item 11 of this Annual Report for information about the material features of the Second Amended and Restated 2011 Long Term Incentive Plan, which information is incorporated by reference in this Item 12.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons. The related person transactions in which we engaged in 2018 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement dated June 20, 2011, as amended on June 20, 2014 as described below, among us, our general partner and TETRA Technologies, Inc. (the “Omnibus Agreement”) and other related party agreements entered into in connection with our Initial Public Offering. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

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

As of March 1, 2019, TETRA and certain of its subsidiaries, including our general partner, owned 16,190,448 common units, which constitutes a 34% limited partner interest in us, and an approximate 1% general partner interest in us. TETRA is, therefore, a “related person” to us as such term is defined by the SEC.

In August 2016 and September 2016, we issued and sold 6,999,126 newly-authorized Series A Convertible Preferred Units (the "Preferred Units") in a private placement. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million and representing 12.5% ownership of the Preferred Units.

Distributions and Payments to the General Partner and its Affiliates. We will generally make cash distributions 99% to unitholders on a pro rata basis, including our general partner and certain subsidiaries of TETRA, as the holders of 16,190,448 common units and approximately 1% to our general partner. In addition, because distributions have exceeded certain higher target distribution levels (beginning with the distribution for the three month period ended June 30, 2014) as provided for in our Partnership Agreement, TETRA and our general partner are entitled to Incentive Distribution Rights of the distributions up to 48% of the distributions above the highest target distribution level. However, beginning with the distribution paid in February 2019, our quarterly cash distribution was reduced to $0.01 per common unit, and fell below the target distribution levels needed to result in Incentive Distribution Rights distribution to the General Partner. In addition, TETRA, as holders of 353,978 Preferred Units as of December 31, 2018, is entitled to its share of paid in kind distributions paid to holders of Preferred Units, as prescribed in our Partnership Agreement, as amended.

For the year ended December 31, 2018, we paid aggregate cash distributions of approximately $30.8 million on our common units, and $0.5 million on our general partner interest to TETRA and our general partner. In addition, for the year ended December 31, 2018, we distributed 60,166 of paid in kind Preferred Units to TETRA. On February 14, 2019, we paid quarterly distributions with respect to the period from October 1, 2018 through December 31, 2018, including approximately $0.5 million aggregate cash distribution on our common units, and $0.2 million of such cash distribution was paid to TETRA and our general partner, as well as 10,746 paid in kind Preferred Units paid to TETRA.

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

Sales, Leases, or Like-Kind Exchanges of Equipment

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, sell, lease, or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired by the acquiring entity to meet its production enhancement or other oilfield services obligations, in such amounts, in such conditions, and for such periods of time as may be mutually agreed upon by us and our general partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA may purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in manufacturing such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof. For the year ended December 31, 2018, the approximate dollar value of the amounts involved in transactions between us and TETRA that were related to the sale, lease or like-kind exchange of equipment was as follows:

•
Pursuant to an equipment sharing agreement between two of our subsidiaries and a subsidiary of TETRA in connection with operations in Mexico, TETRA’s subsidiary charged our subsidiaries equipment rental amounts of approximately $0.2 million during 2018. In addition, another TETRA subsidiary charged our subsidiaries $0.3 million during 2018 for parts and insurance coverage purchased for use by our subsidiaries in Mexico and for reimbursement to a TETRA subsidiary for certain capital expenditures.

•
In addition to the foregoing, we also provide early production services to a customer in Argentina. Two subsidiaries of TETRA charged a subsidiary of ours in Argentina approximately $2.1 million during 2018 for equipment that is leased, and other equipment that is subleased, along with associated technical service charges, from TETRA's subsidiary to our subsidiary in Argentina related to those operations.  In connection with our operations in Argentina, our subsidiary invoiced another subsidiary of TETRA for reimbursement of expenses incurred on behalf of TETRA's subsidiary of approximately $0.2 million during 2018.

In February 2019, we entered into an arrangement with TETRA under which a subsidiary of TETRA entered into an agreement with one of our subsidiaries for the purchase up to $15.0 million of compressor packages. It is anticipated that the compressor packages will be delivered during the third and fourth quarters of 2019. The parties to the purchase agreement, together with another one of our subsidiaries, also entered into finance lease agreement under which the TETRA subsidiary would lease the compressor packages to our subsidiary to be utilized to provide compression services to our customers. The lease agreement will be entered into upon the receipt of the first compressor package by the TETRA subsidiary. The lease agreement will have a five-year term with an agreed-upon monthly fee. We can terminate the agreement at any time within the five year period by agreeing to purchase the compressor packages for an agreed upon price. After the initial five year lease agreement, we can return the compressor packages to TETRA with no further obligations, or can elect to extend the lease. In the event we obtain certain financing prior to the delivery of the compressor packages, we may terminate the purchase orders for the compressor packages. If certain financing is obtained during the term of the lease, we are required to repurchase the compressor packages that are subject to the lease agreement.

     Provision of Personnel and Services

Our business operations are conducted by our general partner’s employees, our Canadian employees, and certain employees of TETRA’s Mexico-based subsidiaries. In addition, TETRA and our general partner provide certain corporate general and administrative services to us that are reasonably necessary for the conduct of our business. Such corporate general and administrative services include legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Under the Omnibus Agreement, the services TETRA and our general partner provide to us must be substantially similar in nature and quantity to the services TETRA and our general partner previously provided to our successor entity and they can be no lower in quantity than is reasonably necessary to assist us in the management and operation of our business. For the year ending December 31, 2018, TETRA and our general partner charged us approximately $34.0 million in reimbursement for such services.

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
Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by our principal accounting firm, Ernst & Young LLP, for the fiscal years ended December 31, 2018, and 2017, respectively:

	2018	2017
Audit fees	$920,000	$1,753,000
Audit related fees	—	—
Tax fees	—	—
Total fees	$920,000	$1,753,000

Our Audit Committee pre-approved all of the services and fees shown in the above table. Before approving these services and fees, our Audit Committee considered whether the provision of services by Ernst & Young LLP that are not related to the audit of our financial statements was compatible with maintaining the independence of Ernst & Young LLP, and concluded that it was.

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Partnership
Page
	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2018 and 2017	F-3
	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	F-4
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	F-5
	Consolidated Statements of Partners’ Capital for the years ended December 31, 2018, 2017 and 2016	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Financial statement schedules have been omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.
3.	List of Exhibits

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

3.11
Amendment No.1 to the Second Amended and Restated Agreement of Limited Partnership of CSI Compressco, LP, dated November 5, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018 (SEC File No. 001-35195)).

3.12
Amendment No. 2 to the Second Amended And Restated Agreement of Limited Partnership of CSI Compressco LP, dated December 24, 2018 (incorporated by reference to the Current Report on Form 8-K filed on December 26, 2018 (SEC File No. 001-35195)).

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

4.7
Indenture, dated as of March 22, 2018, by and among CSI Compressco LP, CSI Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K filed on March 27, 2018 (SEC File No. 001-35195)).

4.8	Form of 7.500% Senior Secured First Lien Note due 2025 (incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K filed on March 27, 2018 (SEC File No. 001-35195)).
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

10.7***
Forms of Phantom Unit Agreement, Non-Employee Director Phantom Unit Agreement and Performance Phantom Unit Agreement under the 2011 Long Term Incentive Plan (incorporated by reference to Exhibits 99.1, 99.2 and 99.3, respectively, to the Current Report on Form 8-K filed on June 1, 2012 (SEC File No. 001-35195)).

10.8	Change of Control Agreement with Ronald J. Foster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (SEC File No. 001-35195)).
10.9
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2014 (SEC File No. 001-35195)).

10.11
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compressco Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-35195)).

10.12
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.13
Purchase Agreement Joinder, dated as of August 4, 2014, by and among the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2014 (SEC File No. 001-35195)).

10.14***
CSI Compressco LP Amended and Restated 2011 Long Term Incentive Plan, as amended through March 3, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 11, 2015 (SEC File No. 001-35195)).

10.15***
Amendment dated May 9, 2016 to Employment Agreement dated effective as of August 4, 2014 between CSI Compressco GP Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 9, 2016 (SEC File No. 001-35195)).

10.16
Series A Preferred Unit Purchase Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2016 (SEC File No. 001-35195)).

10.17
Series A Preferred Unit Purchase Agreement, dated as of September 20, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2016 (SEC File No. 001-35195)).

10.18***
Change in Control Agreement dated November 20, 2017 by and between CSI Compressco GP Inc. and Owen Serjeant. (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on November 21, 2017 (SEC File No. 001-35195)).

10.19
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

10.20
Purchase Agreement, dated as of March 8, 2018, by and among CSI Compressco LP, CSI Compressco Finance Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on March 13, 2018 (SEC File No. 001-35195))

10.21
Collateral Trust Agreement, dated as of March 22, 2018, by and among CSI Compressco LP, CSI Compressco Finance Inc., the other Grantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Priority Lien Representatives from time to time party thereto, and U.S. Bank National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on March 27, 2018 (SEC File No. 001-35195)).

10.22	CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership's 8-K filed on December 4, 2018 (SEC File No. 001-35195)).
21+	Subsidiaries of the Partnership
23.1+	Consent of Ernst & Young LLP
31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed with this report.

**	Furnished with this report.

***	Management contract or compensatory plan or arrangement.

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (ii) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2018.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CSI Compressco LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its general partner
Date:	March 4, 2019	By:	/s/Owen A. Serjeant
Owen A. Serjeant, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with CSI Compressco GP Inc, its general partner, and on the dates indicated:

Signature	Title	Date
/s/Stuart M. Brightman	Chairman of	March 4, 2019
Stuart M. Brightman	the Board of Directors

/s/Owen A. Serjeant	President and Director	March 4, 2019
Owen A. Serjeant	(Principal Executive Officer)

/s/Elijio V. Serrano	Chief Financial Officer	March 4, 2019
Elijio V. Serrano	(Principal Financial Officer)

/s/Michael E. Moscoso	Vice President - Finance	March 4, 2019
Michael E. Moscoso	(Principal Accounting Officer)

/s/Paul D. Coombs	Director	March 4, 2019
Paul D. Coombs

/s/D. Frank Harrison	Director	March 4, 2019
D. Frank Harrison

/s/James R. Larson	Director	March 4, 2019
James R. Larson

/s/Brady M. Murphy	Director	March 4, 2019
Brady M. Murphy

/s/William D. Sullivan	Director	March 4, 2019
William D. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc.
and the Unitholders of CSI Compressco LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSI Compressco LP (the Partnership) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 4, 2019, expressed an unqualified opinion thereon.

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
Houston, Texas
March 4, 2019

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$15,858	$7,601
Trade accounts receivable, net of allowances for doubtful accounts of $1,229 in 2018 and $822 in 2017	65,067	47,776
Inventories	65,222	42,283
Prepaid expenses and other current assets	5,600	4,487
Total current assets	151,747	102,147
Property, plant, and equipment:
Land and building	35,024	34,972
Compressors and equipment	913,488	846,615
Vehicles	10,354	10,837
Construction in progress	41,086	13,261
Total property, plant, and equipment	999,952	905,685
Less accumulated depreciation	(358,633)	(299,206)
Net property, plant, and equipment	641,319	606,479
Other assets:
Deferred tax assets	13	10
Intangible assets, net of accumulated amortization of $24,790 in 2018 and $21,829 in 2017	30,978	33,942
Other assets	2,687	354
Total other assets	33,678	34,306
Total assets	$826,744	$742,932
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$33,408	$21,661
Unearned income	24,898	15,526
Accrued liabilities and other	32,530	23,785
Amounts payable to affiliates	3,517	3,034
Total current liabilities	94,353	64,006
Other liabilities:
Long-term debt, net	633,013	512,176
Series A Preferred Units	30,900	70,260
Deferred tax liabilities	1,012	1,403
Other long-term liabilities	63	60
Total other liabilities	664,988	583,899
Commitments and contingencies
Partners' capital:
General partner interest	505	1,618
Common units (45,769,019 units issued and outstanding at December 31, 2018 and 37,618,734 units issued and outstanding at December 31, 2017)	81,984	104,898
Accumulated other comprehensive income (loss)	(15,086)	(11,489)
Total partners' capital	67,403	95,027
Total liabilities and partners' capital	$826,744	$742,932
See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Compression and related services	$229,895	$205,774	$224,736
Aftermarket services	70,907	40,287	33,303
Equipment sales	137,861	49,505	53,324
Total revenues	438,663	295,566	311,363
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	127,128	116,956	117,154
Cost of aftermarket services	57,870	32,256	25,362
Cost of equipment sales	123,399	44,286	48,744
Total cost of revenues	308,397	193,498	191,260
Depreciation and amortization	70,500	69,140	72,123
Impairments and other charges	681	—	10,223
Insurance recoveries	—	(2,352)	—
Selling, general, and administrative expense	39,600	33,438	36,222
Goodwill impairment	—	—	92,334
Interest expense, net	52,585	43,135	38,055
Series A Preferred fair value adjustment (income) expense	(838)	(3,402)	5,036
Other (income) expense, net	2,101	(216)	2,383
Loss before income tax provision	(34,363)	(37,675)	(136,273)
Provision for income taxes	2,615	2,784	1,865
Net loss	$(36,978)	$(40,459)	$(138,138)

General partner interest in net loss	$(607)	$(809)	$(2,763)
Common units interest in net loss	$(36,371)	$(39,650)	$(135,375)
Net loss per common unit:
Basic and diluted	$(0.88)	$(1.13)	$(4.07)
Weighted average common units outstanding:
Basic and diluted	41,552,804	35,035,428	33,262,376

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(36,978)	$(40,459)	$(138,138)
Foreign currency translation adjustment, net of tax of $0 in 2018, 2017, and 2016	(3,597)	(1,078)	(2,018)
Comprehensive loss	$(40,575)	$(41,537)	$(140,156)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount
Balance as of December 31, 2015	$6,842	33,186	$333,709	$(8,393)	$332,158
Net loss for 2016	(2,763)	—	(135,375)	—	(138,138)
Distributions ($1.51 per unit)	(1,018)	—	(50,236)	—	(51,254)
Equity compensation	—	—	2,541	—	2,541
Vesting of Phantom Units	—	76	—	—	—
Other	—	—	(40)	—	(40)
Other comprehensive loss	—	—	—	(2,018)	(2,018)
Balance as of December 31, 2016	$3,061	33,262	$150,599	$(10,411)	$143,249
Net loss for 2017	(809)	—	(39,650)	—	(40,459)
Distributions ($0.75 per unit)	(634)	—	(32,434)	—	(33,068)
Equity compensation	—	—	862	—	862
Vesting of Phantom Units	—	212	—	—	—
Conversions of Series A Preferred	—	3,705	22,848	—	22,848
Omnibus agreement charges settled with common units	—	439	3,322	—	3,322
Other	—	—	(649)	—	(649)
Other comprehensive loss	—	—	—	(1,078)	(1,078)
Balance as of December 31, 2017	$1,618	37,618	$104,898	$(11,489)	$95,027
Net loss for 2018	(607)	—	(36,371)	—	(36,978)
Distributions ($0.57 per unit)	(506)	—	(30,788)	—	(31,294)
Equity compensation	—	—	420	—	420
Vesting of Phantom Units	—	129	—	—	—
Conversions of Series A Preferred	—	8,022	43,825	—	43,825
Other comprehensive loss	—	—	—	(3,597)	(3,597)
Balance as of December 31, 2018	$505	45,769	$81,984	$(15,086)	$67,403

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(36,978)	$(40,459)	$(138,138)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization	70,500	69,140	72,123
Impairments and other charges	681	—	10,223
Impairment of goodwill	—	—	92,334
Provision (benefit) for deferred income taxes	(178)	757	30
Insurance recoveries associated with damaged equipment	—	(2,352)	—
Series A Preferred offering costs	—	37	3,111
Series A Preferred accrued paid in kind distributions	5,419	8,380	3,094
Series A Preferred fair value adjustments (income) expense	(838)	(3,402)	5,036
Gain on extinguishment of debt	—	—	(1,405)
Equity compensation expense	639	1,219	3,028
Provision for doubtful accounts	1,004	968	1,704
Amortization of deferred financing costs	2,531	3,167	2,739
Expense for unamortized finance costs	3,539	—	—
Other	633	571	1,558
Gain on sale of property, plant, and equipment	(217)	(315)	(501)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(19,287)	(2,706)	11,208
Inventories	(23,536)	(10,840)	10,542
Prepaid expenses and other current assets	(2,247)	(501)	1,729
Accounts payable and accrued expenses	29,788	15,765	(17,039)
Other	(1,332)	(361)	68
Net cash provided by operating activities	30,121	39,068	61,444
Investing activities:
Purchases of property, plant, and equipment, net	(103,489)	(25,126)	(10,659)
Insurance recoveries associated with damaged equipment	—	2,352	—
Other investing activities	(1)	21	(22)
Net cash used in investing activities	(103,490)	(22,753)	(10,681)
Financing activities:
Proceeds from long-term debt	380,000	80,900	109,000
Payments of long-term debt	(258,000)	(74,900)	(172,882)
Proceeds from Series A Preferred Units, net of offering costs	—	(37)	76,934
Distributions	(31,294)	(33,068)	(51,254)
Financing costs and other financing activities	(8,999)	(2,229)	(1,688)
Net cash (used in) provided by financing activities	81,707	(29,334)	(39,890)
Effect of exchange rate changes on cash	(81)	(177)	(696)
Increase (decrease) in cash and cash equivalents and restricted cash	8,257	(13,196)	10,177
Cash and cash equivalents and restricted cash at beginning of period	7,601	20,797	10,620
Cash and cash equivalents and restricted cash at end of period	$15,858	$7,601	$20,797
Supplemental cash flow information:
Interest paid	$38,550	$31,674	$32,947
Taxes paid	$2,056	$3,005	$1,277

See Notes to Consolidated Financial Statements

CSI COMPRESSCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
NOTE A — ORGANIZATION AND OPERATIONS

CSI Compressco LP, a Delaware limited partnership, is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We sell standard and custom-designed compressor packages, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services or sell to customers. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing CSI Compressco LP and its wholly owned subsidiaries.

On December 20, 2018, we announced a reduction in our quarterly common unit distributions from $0.1875 to $0.01 for a period of up to four quarters. We have reviewed our financial forecasts as of March 4, 2019 for the subsequent twelve month period, which consider our debt covenant requirements and the current distribution levels to our common unitholders. Based on these financial forecasts, which are based on the current market conditions and certain operating and other business assumptions that we believe to be reasonable as of March 4, 2019, we believe that we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through at least the next twelve months.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and impairments during the reporting period. Actual results could differ from those estimates, and such differences could be material.

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

We have no outstanding balances under our variable rate revolving credit facility as of December 31, 2018. However if we were to have outstanding balances on our variable rate bank credit facility, we would face market risk exposure related to changes in applicable interest rates.

Significant Customers

During the year ended December 31, 2018, one customer accounted for 15% of our revenues. During each of the years ended December 31, 2017 and 2016, another customer accounted for approximately 11.0% of our revenues.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange losses and (gains) are included in other (income) expense, net, and totaled $(1.4) million, $(48,000), and $1.6 million during the years ended December 31, 2018, 2017, and 2016, respectively.

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

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. The changes in allowances for doubtful accounts are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
At beginning of period	$822	$2,253	$1,973
Activity in the period:
Provision for doubtful accounts	1,004	968	1,704
Account (chargeoffs) recoveries, net	(597)	(2,399)	(1,424)
At end of period	$1,229	$822	$2,253

Inventories

Inventories consist primarily of compressor package parts and supplies and work in process and are stated at the lower of cost or net realizable value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method.

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

Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives. Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $67.5 million, $66.0 million, and $68.8 million, respectively.

Construction in progress as of December 31, 2018 and 2017 consists primarily of new compressor packages under fabrication and capital expenditures that sustain the capacity of our existing fleet.

Intangible Assets other than Goodwill

Trademarks/trade names, customer relationships, and other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. Amortization expense related to intangible assets was $3.0 million, $3.2 million, and $3.4 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in depreciation and amortization. The estimated future annual amortization expense of trademarks/trade names, customer relationships, and other intangible assets is $2.9 million for 2019, $2.9 million for 2020, $2.9 million for 2021, $2.9 million for 2022, and $2.9 million for 2023.

Our intangible assets other than goodwill are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In such an event, we will determine the fair value of the asset using an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we will recognize a loss for the difference between the carrying value and the estimated fair value of the intangible asset. See "Impairments of Long-Lived Assets" section below.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired in business combinations. Prior to the impairment of remaining goodwill as of March 31, 2016, we performed a goodwill impairment test on an annual basis or whenever indicators of impairment were present. We perform the annual test of goodwill impairment on the last day of the fourth quarter of each year. The assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances. When the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test being performed. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, an impairment loss is calculated by comparing the recorded net book value of goodwill to our estimated implied fair value of that goodwill. Our estimates of our fair value, when required, are based on a combination of an income and market approach. These estimates are imprecise and are subject to our estimates of our future cash flows and our judgment as to how these estimated cash flows translate into our estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. Refer to Note D - "Goodwill" for further discussion.

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

During 2018 and 2017, we recorded no impairments of long-lived assets. During the first quarter of 2016, as a result of continuing decreased demand as a result of current market conditions, we recorded impairments of approximately $7.9 million associated with certain identified intangible assets. During the fourth quarter of 2016, as a result of fire damage to compressor packages, we recorded charges of approximately $2.4 million associated with certain identified compressor packages. This amount was charged to Impairments and Other Charges in the accompanying consolidated statement of operations.

Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Refer to Note P - "Revenue From Contracts With Customers" for further discussion. The majority of our compression services are provided pursuant to contract terms ranging from one month to twenty-four months. Monthly agreements are generally cancellable with 30 days written notice by the customer. Collections associated with progressive billings to customers for the construction of compression equipment is included in unearned income in the consolidated balance sheets.

Equity-Based Compensation

We have an equity incentive compensation plan which provides for the granting of phantom units and performance phantom units to the executive officers, key employees, nonexecutive officers, and directors of our general partner. Total equity-based compensation expense for the years ended December 31, 2018, 2017, and 2016, was $0.6 million, $1.2 million, and $3.0 million, respectively. For further discussion of equity-based compensation, see Note K - Equity-Based Compensation.

Income Taxes

Our operations are not subject to U.S. federal income tax other than the operations that are conducted through taxable subsidiaries. We incur state and local income taxes in certain of the United States in which we conduct business. We incur income taxes and are subject to withholding requirements related to certain of our operations in Latin America, Canada, and other foreign countries in which we operate. Furthermore, we also incur Texas Margin Tax, which, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, is classified as an income tax for reporting purposes. Beginning in 2015, a portion of the carrying value of certain deferred tax assets is subjected to a valuation allowance. See Note I - Income Taxes for further discussion.

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

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the determination of the carrying value of our Preferred Units (a Level 3 fair value measurement). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value (a Level 2 fair value measurement). Refer to Note L - "Fair Value Measurements" for further discussion.
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

On January 1, 2018, we adopted ASU 2014-09 and all related amendments, which are codified into ASC 606. We utilized the modified retrospective method of adoption. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for revenues, see Note I - Revenue Recognition.
The impact from the adoption of ASC 606 to our January 1, 2018 consolidated balance sheet, our December 31, 2018 consolidated balance sheet, and our consolidated results of operations for the year ended December 31, 2018 was immaterial. The adoption of ASC 606 had no impact to cash provided by operating, financing, or investing activities in our consolidated statement of cash flows.
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

Standards not yet adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to increase comparability and transparency among different organizations. Organizations are required to recognize right-of-use lease assets and lease liabilities in the balance sheet related to the right to use the underlying asset for the lease term. In addition, through improved disclosure requirements, ASC 842 will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. ASC 842 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. In July 2018, the FASB provided an additional transition method allowing for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We plan to adopt ASC 842 effective January 1, 2019 using the optional transition method. Comparative information will continue to be reported under the accounting standards that were in effect for those periods. Based on our preliminary assessment of our portfolio of leases where we are the lessee, upon adoption of ASC 842, we will record an amount for right-to-use assets and lease obligations ranging from approximately $5.0 million to $10.0 million pursuant to the new requirements.

The July 2018 amendment also provided lessors with a practical expedient to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under ASC 606 and certain conditions are met. The amendment also provided clarification on whether ASC 842 or ASC 606 is applicable to the combined component based on determination of the predominant component. An entity that elects the lessor practical expedient also should provide certain disclosures. We evaluated the impact of the July 2018 amendment on our compression services contracts and have concluded that the services nonlease component is predominant, which results in the ongoing recognition following ASC 606.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 has an effective date of the first quarter of fiscal 2022. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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
NOTE C — INVENTORIES

Components of inventories as of December 31, 2018, and December 31, 2017, are as follows:

	December 31, 2018	December 31, 2017
	(In Thousands)
Parts and supplies	$43,538	$31,703
Work in progress	21,684	10,580
Total inventories	$65,222	$42,283

Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas.

NOTE D — GOODWILL

As a result of changes in the global economic environment that affected our common unit price and market capitalization, we performed an interim impairment test and recorded an impairment of goodwill of $92.4 million as of March 31, 2016. Due to the decrease in the price of our common units during the first three months of 2016, our market capitalization as of March 31, 2016, was below our recorded net book value, including remaining goodwill. In addition, the continuing low oil and natural gas commodity price environment resulted in a negative impact on demand for the products and services for our reporting unit. As a result of these factors, we determined that it was “more likely than not” that our fair value was less than our net book value as of March 31, 2016.
NOTE E — RELATED PARTY TRANSACTIONS

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

Under the terms of the Omnibus Agreement, our General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimburse our General Partner and TETRA for services they provide to us. For the years ended December 31, 2018, 2017, and 2016, we were charged by TETRA $34.8 million, $37.2 million, and $41.5 million, respectively, for expenses incurred on our behalf as described below. Amounts charged under the Omnibus Agreement and outstanding as of December 31, 2018 and 2017 are included in Amounts Payable to Affiliates in the accompanying consolidated balance sheets.

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

TETRA and General Partner Ownership

TETRA's ownership interest in us as of December 31, 2018 and 2017 is approximately 36% and 41%, respectively, with the common units held by the public representing an approximate 64% and 59% interest in us, respectively. As of December 31, 2018, TETRA's ownership is through various wholly owned subsidiaries and consists of approximately 35% of the limited partner interests plus the approximately 1% general partner interest, through which it holds incentive distribution rights. As a result of its ownership of common units and its general partner interest in us, TETRA received distributions of $12.1 million, $14.2 million, and $22.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.

During 2016, we issued and sold 6,999,126 of the Preferred Units in a private placement. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million and representing 12.5% ownership of the Preferred Units. For further discussion, see Note G - Series A Convertible Preferred Units.

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

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA has agreed to purchase up to $15.0 million of new compression services equipment and lease it to us under a finance lease in exchange for a monthly rental fee.

NOTE F — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt, net of associated deferred financing costs, consists of the following:

		December 31,
		2018	2017
	Scheduled Maturity	(In Thousands)
Prior Credit Agreement (presented net of the unamortized deferred financing costs of $4.0 million as of December 31, 2017), terminated on March 22, 2018		$—	$223,985
Credit Agreement	June 29, 2023	—	—
7.25% Senior Notes (presented net of the unamortized discount of $2.2 million as of December 31, 2018 and $2.8 million as of December 31, 2017 and unamortized deferred financing costs of $3.9 million as of December 31, 2018 and $5.0 million as of December 31, 2017)	August 15, 2022	289,797	288,191
7.50% Senior Secured Notes (presented net of the unamortized deferred financing costs of $6.8 million as of December 31, 2018)	April 1, 2025	343,216	—
Total debt		633,013	512,176
Less current portion		—	—
Total long-term debt		$633,013	$512,176

There was no balance outstanding under the Credit Agreement as of December 31, 2018. As of December 31, 2018, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $27.1 million.

We are in compliance with all covenants of our respective credit and senior note agreements as of December 31, 2018.

Bank Credit Facilities

On March 22, 2018, in connection with the closing of the Offering (as defined below), we repaid all outstanding borrowings and obligations under our then existing bank credit agreement (the "Prior Credit Agreement") with a portion of the net proceeds from the Offering, and terminated this Prior Credit Agreement. As a result of the termination of the Prior Credit Agreement, associated unamortized deferred financing costs of $3.5 million were charged to other (income) expense, net during the three month period ended March 31, 2018.

On June 29, 2018, we and two of our wholly owned subsidiaries (collectively the "Borrowers"), and certain of our wholly owned subsidiaries named therein as guarantors (the "Credit Agreement Guarantors"), entered into a Loan and Security Agreement (the "Credit Agreement") with the lenders thereto (the "Lenders"), and Bank of America, N.A., in its capacity as administrative agent, collateral agent, letter of credit issuer, and swing line lender. All of the Borrowers' obligations under the Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of our and any other borrowers’ accounts receivable. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the Credit Agreement.

The Borrowers may borrow funds under the Credit Agreement to pay fees and expenses related to the Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the Credit Agreement is June 29, 2023. As of December 31, 2018, no balance was outstanding under the Credit Agreement and $27.1 million was available for borrowings. Because there was no outstanding balance on the Credit Agreement, associated deferred financing costs of $1.1 million as of December 31, 2018, were classified as other assets in the accompanying consolidated balance sheet.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at the option of the Borrowers, either (i) London Interbank Offered Rate (“LIBOR”) (adjusted to reflect any required bank reserves) for an interest period equal to 30, 60, 90, 180, or 360 days (as selected by the Borrowers, subject to availability and with the consent of the Lenders for 360 days) plus a margin based on average daily excess availability or (ii) a base rate plus a margin based on average daily excess availability; such base rate shall be determined by reference to the highest of (a) the prime rate of interest announced from time to time by Bank of America, N.A., (b) the Federal Funds Rate (as defined in the Credit Agreement) rate plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a 30-day interest period on such day plus 1.0% per annum. Initially, from June 29, 2018 until the delivery of the financial statements for the fiscal quarter ending December 31, 2018, LIBOR-based loans will have an applicable margin of 2.00% per annum and base-rate loans will have an applicable margin of 1.00% per annum; thereafter, the applicable margin will range between 1.75% and 2.25% per annum for LIBOR-based loans and 0.75% and 1.25% per annum for base-rate loans, according to average daily excess availability when financial statements are delivered. In addition to paying interest on outstanding principal under the Credit Agreement, the Borrowers are required to pay a commitment fee in respect of the unutilized commitments thereunder, initially at the rate of 0.375% per annum until the delivery of the financial statements for the fiscal quarter ending December 31, 2018 and thereafter at the applicable rate ranging from 0.250% to 0.375% per annum, paid quarterly in arrears based on utilization of the commitments under the Credit Agreement. The Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Borrowers, the Credit Agreement Guarantors, and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends, and the sale of assets. The Credit Agreement also contains a provision that may require a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.0 to 1.0 in the event that certain conditions associated with outstanding borrowings and cash availability occur. As of December 31, 2018, such conditions have not occurred.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the Borrowers’ and the Credit Agreement Guarantors’ present and future accounts receivable, inventory and related assets, and proceeds of the foregoing.

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with the Issuers, the "7.25% Senior Notes Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "Securities") were issued pursuant to an indenture described below. As of December 31, 2018, $295.9 million in aggregate principal amount of the 7.25% Senior Notes are outstanding.

The 7.25% Senior Notes Obligors issued the Securities pursuant to the Indenture dated as of August 4, 2014 (the "7.25% Senior Notes Indenture") by and among the Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the 7.25% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 7.25% Senior Notes are scheduled to mature on August 15, 2022.

The 7.25% Senior Notes Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) designate our subsidiaries as unrestricted subsidiaries under the 7.25% Senior Notes Indenture. The 7.25% Senior Notes Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the 7.25% Senior Notes Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable.

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
7.50% Senior Secured Notes

On March 8, 2018, we and CSI Compressco Finance Inc., a Delaware corporation and one of our wholly owned subsidiaries (we, together with CSI Compressco Finance Inc., the “Issuers”), and the guarantors named therein (the “Guarantors” and, together with the Issuers, the "7.50% Senior Secured Notes Obligors"), entered into the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers listed in Schedule A thereto (collectively, the “Initial Purchasers”), pursuant to which the Issuers agreed to issue and sell to the Initial Purchasers $350.0 million aggregate principal amount of the Issuers’ 7.50% Senior Secured First Lien Notes due 2025 (the “7.50% Senior Secured Notes”) (the "Offering") pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

The Offering closed on March 22, 2018. The 7.50% Senior Secured Notes were issued at par for net proceeds of approximately $342.5 million, after deducting certain financing costs. We used a portion of the net proceeds to repay in full and terminate our existing bank Prior Credit Agreement and for general partnership purposes, including the expansion of our compression fleet. The 7.50% Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the 7.50% Senior Secured Notes, the "Securities") on a senior secured basis initially by each of our domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries, and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the Securities, subject to certain permitted encumbrances and exceptions. On the closing date, we entered into an indenture (the "7.50% Senior Secured Notes Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the Securities. The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the 7.50% Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 7.50% Senior Secured Notes are scheduled to mature on April 1, 2025. In connection with the Offering, we incurred total financing costs of $7.6 million related to the 7.50% Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

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

In addition, at any time and from time to time before April 1, 2021, we may, at our option, redeem all or a portion of the 7.50% Senior Secured Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the 7.50% Senior Secured Notes Indenture) with respect to the 7.50% Senior Secured Notes plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, subject to the rights of holders of 7.50% Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

If we experience certain kinds of changes of control, each holder of the 7.50% Senior Secured Notes will be entitled to require us to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess of $2,000) of that holder’s 7.50% Senior Secured Notes pursuant to an offer on the terms set forth in the 7.50% Senior Secured Notes Indenture. We will offer to make a cash payment equal to 101% of the aggregate principal amount of the 7.50% Senior Secured Notes repurchased plus accrued and unpaid interest, if any, on the 7.50% Senior Secured Notes repurchased to the date of repurchase, subject to the rights of holders of the 7.50% Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

The 7.50% Senior Secured Notes Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase, or redeem our common units or purchase or redeem any subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge, or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.50% Senior Secured Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the 7.50% Senior Secured Notes Indenture, many of the restrictive covenants in the 7.50% Senior Secured Notes Indenture will be terminated. The 7.50% Senior Secured Notes Indenture also contains customary events of default and acceleration provisions relating to events of default, which provide that upon an event of default under the 7.50% Senior Secured Notes Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 7.50% Senior Secured Notes may declare all of the 7.50% Senior Secured Notes to be due and payable immediately.

NOTE G — SERIES A CONVERTIBLE PREFERRED UNITS

During 2016, we issued an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of approximately $77.3 million. One of the purchasers in the Initial Private Placement was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

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

Unless otherwise redeemed for cash, a ratable portion of the Preferred Units has been, and will be converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. Unless otherwise converted into cash, on each Conversion Date, a portion of the Preferred Units convert into common units representing limited partner interests in the Partnership in an amount equal to, with respect to each Preferred Unitholder, the number of Preferred Units held by such Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. Based on the number of Preferred Units outstanding as of December 31, 2018, the maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is approximately 15.6 million common units; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated Partnership Agreement and the Credit Agreement. On December 20, 2018, we announced that we intended to redeem the remaining Preferred Units for cash and avoid the further dilution to our common unitholders that would occur if the Preferred Units were converted into common units. Redemption of the Preferred Units for cash began with the January 2019 conversion date. The total number of Preferred Units outstanding as of December 31, 2018 was 2,732,981.

Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the Preferred Units as of December 31, 2018 was $30.9 million. Changes in the fair value during each quarterly period, resulted in $0.8 million credited to earnings, $3.4 million credited to earnings, and $5.0 million charged to earnings during the years ended 2018 and 2017 and 2016, respectively, in the accompanying consolidated statements of operations. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of December 31, 2018, the theoretical number of common units that would be issued if all of the outstanding Preferred Units were converted on December 31, 2018 on the same basis as the monthly conversions would be approximately 13.9 million common units, with an aggregate market value of $32.2 million. A $1 decrease in the Conversion Price would result in the issuance of approximately 1.7 million additional common units pursuant to these conversion provisions.

NOTE H — LEASES

We lease some of our office space, warehouse space, operating locations, and machinery and equipment. Lease terms generally vary from one to five years and expire at various dates through 2022, with some leases having renewal clauses of various periods. Our leases are classified as operating leases and we are generally required under the lease terms to pay all maintenance and insurance costs.

Future minimum lease payments by year and in the aggregate, under leases with terms in excess of one year, consist of the following at December 31, 2018:

Operating Leases
(In Thousands)
2019	$3,606
2020	2,934
2021	949
2022	25
2023	—
After 2023	—
Total minimum lease payments	$7,514

Rental expense for all operating leases was $5.6 million, $5.6 million, and $7.2 million in 2018, 2017, and 2016, respectively.
NOTE I — INCOME TAXES

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide the Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) (previously known as “The Tax Cuts and Jobs Act”). We applied the guidance in Staff Accounting Bulletin 118 (“SAB 118”) when accounting for the enactment-date effects of the Act. During the fourth quarter of 2017, we recorded our best estimate of the impact of the Act in our year-end income tax provision in accordance with our understanding of the Act and guidance available and as a result recorded income tax expense of $21.9 million. This income tax expense was fully offset by a decrease in the valuation allowance previously recorded on our deferred tax assets. As such, the Act resulted in no net tax expense. As of December 31, 2018, we completed our accounting analysis for all of the enactment-date income tax effects of the Act and confirmed our 2017 estimate.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. As of December 31, 2017, we had not yet completed our assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. After further consideration in 2018, we have elected to account for GILTI as a period cost in the year the tax is incurred.

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

The income tax provision (benefit) attributable to our operations for the years ended December 31, 2018, 2017, and 2016 consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Current
Federal	$—	$(47)	$—
State	1,105	688	836
Foreign	1,688	1,386	999
	2,793	2,027	1,835
Deferred
Federal	72	—	—
State	(4)	19	(8)
Foreign	(246)	738	38
	(178)	757	30
Total tax provision (benefit)	$2,615	$2,784	$1,865

A reconciliation of the provision (benefit) for income taxes, computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Income (loss) tax provision computed at statutory federal income tax rates	$(7,216)	$(12,809)	$(46,332)
Partnership (earnings) losses	7,216	12,809	46,332
Corporate subsidiary earnings (loss) subject to federal tax	745	5,805	(33,791)
Impact of goodwill impairments	—	—	2,134
Impact of U.S. tax law change	—	21,928	—
Valuation allowances	(1,733)	(28,236)	33,056
Income tax expense attributable to foreign earnings	1,992	2,565	1,297
State income taxes (net of federal benefit)	1,525	734	(849)
Other	86	(12)	18
Total tax provision (benefit)	$2,615	$2,784	$1,865

Income (loss) before income tax provision includes the following components:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Domestic	$(37,303)	$(40,649)	$(146,007)
International	2,940	2,974	9,734
Total	$(34,363)	$(37,675)	$(136,273)

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

Jurisdiction	Earliest Open Tax Period
United States – Federal	2014
United States – State and Local	2014
Non-U.S. jurisdictions	2012

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

Deferred Tax Assets

	December 31,
	2018	2017
	(In Thousands)
Amortization for book in excess of tax expense	25,146	27,721
Accruals	185	264
Net operating losses	18,078	17,809
Other	864	456
Total deferred tax assets	44,273	46,250
Valuation allowance	(37,704)	(39,367)
Net deferred tax assets	$6,569	$6,883

Deferred Tax Liabilities

	December 31,
	2018	2017
	(In Thousands)
Accruals	$1,388	$1,076
Depreciation for tax in excess of book expense	5,887	7,011
All other	293	190
Total deferred tax liability	7,568	8,277
Net deferred tax liability	$999	$1,394

At December 31, 2018, we have federal, state, and foreign net operating loss carryforwards/carrybacks equal to approximately $15.2 million, $1.3 million, and $1.6 million, respectively. In those foreign jurisdictions and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire from 2019 to 2037. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended.

The decrease in the valuation allowance during the year ended December 31, 2018 was $1.7 million. The change in the valuation allowance during 2018 primarily relates to the reduction of the deferred tax assets as a result of income generated in our U.S. corporate subsidiaries. The decrease in the valuation allowance during the years ended December 31, 2017 was $29.8 million and the increase in the valuation allowance during the year ended December 31, 2016 was $33.0 million. The change in the valuation allowance during 2017 primarily relates to the decrease in the federal statutory tax rate from 35% to 21%. We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

ASC 740 provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2018 and 2017, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.
NOTE J — COMMITMENTS AND CONTINGENCIES

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
NOTE K — EQUITY-BASED COMPENSATION

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

During the year ended December 31, 2018, we granted to certain officers and employees an aggregate of 330,395 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $7.33 per unit, or an aggregate market value of $2.4 million. During the year ended December 31, 2017, we granted to certain officers and employees 290,190 phantom and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $8.40 per unit, or an aggregate market value of $2.4 million. During the year ended December 31, 2016, we granted to certain officers and employees 396,692 restricted common unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $8.38 per unit, or an aggregate market value of $3.3 million. The fair value of awards vesting during 2018, 2017, and 2016 was approximately $1.5 million, $2.8 million, and $1.5 million, respectively. The fair value of awards is amortized straight-line over the vesting period. Adjustments to the amortized expense related to performance phantom units may be recognized prior to vesting depending on the expected achievement of the performance target.

The following is a summary of unit activity for the year ended December 31, 2018:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2017	469	$9.31
Units granted(1)	330	7.33
Cancelled/forfeited	(186)	8.96
Exercised/released	(121)	12.37
Nonvested units outstanding at December 31, 2018(2)	492	$7.36

(1)	This number excludes 93,996 performance-based phantom units, which represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved.

(2)
This number excludes an additional 15,422 performance-based phantom units, which, when combined with the 93,996 granted, (net of 2018 forfeitures), represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 218,836.

Total estimated unrecognized equity-based compensation expense from unvested units as of December 31, 2018, was approximately $2.3 million and is expected to be recognized over a weighted average period of approximately 1.8 years. The amount recognized in 2018, 2017, and 2016 was approximately $0.6 million, $1.2 million, and $3.0 million, respectively, and included in selling, general, and administrative expense.
NOTE L — FAIR VALUE MEASUREMENTS

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

Financial Instruments

Preferred Units
The Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items (a level 3 fair value measurement). These unobservable items include (i) the volatility of the trading price of our common units compared to a volatility analysis of equity prices of comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. The fair valuation of our Preferred Units liability is increased by, among other factors, projected increases in our common unit price, and by increases in the volatility and decreases in the debt yields of comparable peer companies. Increases (or decreases) in the fair value of our Preferred Units will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the years ended December 31, 2018, 2017, and 2016, the changes in the fair value of the Preferred Units resulted in $0.8 million credited to earnings, $3.4 million credited to earnings, and $5.0 million charged to earnings, respectively, in the consolidated statement of operations.

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

We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2018 and 2017, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

	December 31, 2018
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$4,783	20.07	1/17/2019

	December 31, 2017
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$6,067	19.28	1/18/2018

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

The fair values of our foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of December 31, 2018 and 2017, are as follows:

	Balance Sheet	Fair Value at	Fair Value at
Foreign currency derivative instruments	Location	December 31, 2018	December 31, 2017
		(In Thousands)
Forward sale contracts	Current assets	$—	130
Forward sale contracts	Current liabilities	(98)	(10)
Total		$(98)	120

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the year ended December 31, 2018, 2017, and 2016, we recognized approximately $0.05 million, $0.04 million, and $(0.4) million of net (gains) losses, respectively, associated with our foreign currency derivative program, and such amount is included in other (income) expense, net in the accompanying consolidated statement of operations.

A summary of these recurring fair value measurements as of December 31, 2018 and 2017, is as follows:

		Fair Value Measurements Using
Description	Total as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$(30,900)	$—	$—	$(30,900)
Liability for foreign currency derivative contracts	(98)	—	(98)	—
	$(30,998)

		Fair Value Measurements Using
Description	Total as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$(70,260)	$—	$—	$(70,260)
Asset for foreign currency derivative contracts	$130	$—	$130	$—
Liability for foreign currency derivative contracts	(10)	—	(10)	—
	$(70,140)
The fair values of cash, accounts receivable, accounts payable, short-term borrowings, and variable-rate long-term debt pursuant to our Credit Agreement approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at December 31, 2018 and December 31, 2017, were approximately $266.3 million and $279.7 million (a Level 2 fair value measurement), respectively. Those fair values compared to an aggregate principal amount of such notes at December 31, 2018 and 2017 of $295.9 million. The fair value of our publicly traded long-term 7.50% Senior Secured Notes at December 31, 2018 was approximately $332.5 million (a Level 2 fair value measurement). This fair value compares to an aggregate principal amount of such notes at December 31, 2018 of $350.0 million. We based the fair values of our 7.25% Senior Notes and our 7.50% Senior Secured Notes as of December 31, 2018 on recent trades for these notes. See Note F - "Long-Term Debt and Other Borrowings," for a complete discussion of our debt.
NOTE M — EARNINGS PER COMMON UNIT

The computations of earnings per common unit are based on the weighted average number of common units outstanding during the applicable full-year period. Basic earnings per common unit is determined by dividing net income (loss) allocated to the common units after deducting the amount allocated to our General Partner (including distributions to our General Partner on its incentive distribution rights), by the weighted average number of outstanding common units during the period.

When computing earnings per common unit under the two-class method in periods when distributions are greater than earnings, the amount of the distributions is deducted from net income (loss) and the excess of distributions over earnings is allocated between the General Partner and common units based on how our partnership agreement allocates net losses.

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

	Year Ended December 31,
	2018	2017	2016
	Common Units	Common Units	Common Units
Number of weighted average units outstanding	41,552,804	35,035,428	33,262,376
Unit awards outstanding	—	—	—
Average diluted units outstanding	41,552,804	35,035,428	33,262,376

Diluted earnings per unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. As of December 31, 2018, 2017, and 2016 approximately 29,276, 90,594, and 9,707 incremental units, respectively, were excluded from the calculation of diluted units because the impact was anti-dilutive. Following the issuance of the Preferred Units, diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the date of issuance or as of the beginning of the period. The number of common units that may be issued upon future conversion of the Preferred Units is excluded from the calculation of diluted common units, as the impact would be antidilutive due to the net loss recorded during the years ended December 31, 2018, 2017, and 2016.
NOTE N — SEGMENTS

ASC 280, "Segment Reporting”, defines the characteristics of an operating segment as (i) being engaged in business activity from which it may earn revenues and incur expenses, (ii) being reviewed by the company's chief operating decision maker ("CODM") to make decisions about resources to be allocated and to assess its performance, and (iii) having discrete financial information. Although management of our General Partner reviews our products and services to analyze the nature of our revenue, other financial information, such as certain costs and expenses, and net income are not captured or analyzed by these items. Therefore, discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these items, but rather in the aggregate. Based on this, our General Partner believes that we operate in one business segment.

NOTE O — GEOGRAPHIC INFORMATION

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

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Revenues from external customers:
U.S.	$400,986	$265,311	$270,828
Latin America	27,889	23,493	32,673
Canada	4,365	3,678	2,666
Other	5,423	3,084	5,196
Total	$438,663	$295,566	$311,363
Identifiable assets:
U.S.	$773,476	$691,588	$733,077
Latin America	47,891	45,170	48,303
Canada	4,156	4,278	2,895
Other	1,221	1,896	1,865
Total identifiable assets	$826,744	$742,932	$786,140

NOTE P – REVENUE FROM CONTRACTS WITH CUSTOMERS

Performance Obligations. Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Generally this occurs with the transfer of control of our products or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services to our customers.

Compression and related services. For compression services revenues recognized over time, our customer contracts typically provide agreed upon monthly service rates and we recognize service revenue based upon the number of days that services have been performed. We receive cash equal to the invoice price for most product sales and services and payment terms typically range from 30 to 60 days from the date we invoice our customer. With the exception of the initial terms of our compression services contracts of our mid- and high-horsepower compressor packages, our customer contracts are generally for terms of one year or less. Since the period between when we deliver products or services and when the customer pays for products or services are not expected to exceed one year, we have elected not to calculate or disclose a financing component for our customer contracts.

Depending on the terms of the arrangement, we may also defer the recognition of revenue for a portion of the consideration received because we have to satisfy a future performance obligation. For example, consideration received from customers during the fabrication of new compressor packages is typically deferred until control of the compressor package is transferred to our customer. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period. As of December 31, 2018, we had $29.6 million of remaining performance obligations related to our compression service contracts. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than 12 months and does not consider the effects of the time value of money. The remaining performance obligations, and associated revenues, to be recognized through 2023 are as follows:

	2019	2020	2021	2022	2023	Total
	(In Thousands)
Contract operations remaining performance obligations	$16,980	$8,401	$4,236	$—	$—	$29,617

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

There were no contract assets as of December 31, 2017 and December 31, 2018. The following table reflects the changes in our contract liabilities during the year ended December 31, 2018:

December 31, 2018
(In Thousands)
Unearned income, beginning of period	$15,526
Additional unearned income	136,473
Revenue recognized	(127,101)
Unearned income, end of period	$24,898

Bad debt expense on accounts receivables was $1.0 million and $1.0 million during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, contract liabilities increased due to unearned income for consideration received on new compressor equipment being fabricated. During the year ended December 31, 2018, $127.1 million of unearned income was recognized as product sales revenue, primarily associated with deliveries of new compression equipment.

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

Disaggregation of Revenue. We disaggregate revenue from contracts with customers by geography based on the following table below.

	Twelve Months Ended December 31,
	2018	2017	2016
Compression and related services
U.S.	$197,976	$178,470	$194,726
International	31,919	27,304	30,010
	229,895	205,774	224,736
Aftermarket services
U.S.	67,316	38,345	25,392
International	3,591	1,942	7,911
	70,907	40,287	33,303
Equipment sales
U.S.	135,693	48,496	50,709
International	2,168	1,009	2,615
	137,861	49,505	53,324
Total Revenue
U.S.	400,985	265,311	270,827
International	37,678	30,255	40,536
	$438,663	$295,566	$311,363

NOTE Q — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million and $350.0 million in aggregate principal amount of the 7.25% Senior Notes and 7.50% Senior Secured Notes, respectively, as of December 31, 2018 is fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured basis, by the following domestic restricted subsidiaries which are each a 100% owned subsidiary (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

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

Condensed Consolidating Balance Sheet
December 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$128,084	$23,663	$—	$151,747
Property, plant, and equipment, net	—	614,982	26,337	—	641,319
Investments in subsidiaries	146,852	21,330	—	(168,182)	—
Intangible and other assets, net	—	31,874	1,804	—	33,678
Intercompany receivables	599,145	—	—	(599,145)	—
Total non-current assets	745,997	668,186	28,141	(767,327)	674,997
Total assets	$745,997	$796,270	$51,804	$(767,327)	$826,744

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$14,681	$72,985	$3,170	$—	$90,836
Amounts payable to affiliate	—	—	3,517	—	3,517
Long-term debt	633,013	—	—	—	633,013
Series A Preferred Units	30,900	—	—	—	30,900
Intercompany payables	—	576,242	22,903	(599,145)	—
Other long-term liabilities	—	191	884	—	1,075
Total liabilities	678,594	649,418	30,474	(599,145)	759,341
Total partners' capital	67,403	146,852	21,330	(168,182)	67,403
Total liabilities and partners' capital	$745,997	$796,270	$51,804	$(767,327)	$826,744

Condensed Consolidating Balance Sheet
December 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$78,942	$23,205	$—	$102,147
Property, plant, and equipment, net	—	581,092	25,387	—	606,479
Investments in subsidiaries	169,411	19,146	—	(188,557)	—
Intangible and other assets, net	—	33,688	618	—	34,306
Intercompany receivables	292,373	—	—	(292,373)	—
Total non-current assets	461,784	633,926	26,005	(480,930)	640,785
Total assets	$461,784	$712,868	$49,210	$(480,930)	$742,932

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$8,306	$49,639	$3,027	$—	$60,972
Amounts payable to affiliate	—	1,475	1,559	—	3,034
Long-term debt	288,191	223,985	—	—	512,176
Series A Preferred Units	70,260	—	—	—	70,260
Intercompany payables	—	268,216	24,157	(292,373)	—
Other long-term liabilities	—	142	1,321	—	1,463
Total liabilities	366,757	543,457	30,064	(292,373)	647,905
Total partners' capital	95,027	169,411	19,146	(188,557)	95,027
Total liabilities and partners' capital	$461,784	$712,868	$49,210	$(480,930)	$742,932

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$416,846	$32,594	$(10,777)	$438,663
Cost of revenues (excluding depreciation and amortization expense)	—	297,295	21,879	(10,777)	308,397
Depreciation and amortization	—	67,003	3,497	—	70,500
Impairments and other charges	—	681	—	—	681
Insurance recoveries	—	—	—	—	—
Selling, general and administrative expense	639	36,810	2,151	—	39,600
Interest expense, net	49,512	3,073	—	—	52,585
Series A Preferred FV Adjustment	(838)	—	—	—	(838)
Other expense, net	—	3,989	(1,888)	—	2,101
Equity in net (income) loss of subsidiaries	(12,335)	(5,781)	—	18,116	—
Income (loss) before income tax provision	(36,978)	13,776	6,955	(18,116)	(34,363)
Provision (benefit) for income taxes	—	1,441	1,174	—	2,615
Net income (loss)	(36,978)	12,335	5,781	(18,116)	(36,978)
Other comprehensive income (loss)	(3,597)	(3,597)	—	3,597	(3,597)
Comprehensive income (loss)	$(40,575)	$8,738	$5,781	$(14,519)	$(40,575)

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$273,649	$28,175	$(6,258)	$295,566
Cost of revenues (excluding depreciation and amortization expense)	—	181,121	18,635	(6,258)	193,498
Depreciation and amortization	—	65,920	3,220	—	69,140
Insurance recoveries	—	(2,352)	—	—	(2,352)
Selling, general and administrative expense	1,314	30,504	1,620	—	33,438
Interest expense, net	31,402	11,733	—	—	43,135
Series A Preferred FV Adjustment	(3,402)	—	—	—	(3,402)
Other expense, net	—	2,147	(2,363)	—	(216)
Equity in net income of subsidiaries	11,145	(5,112)	—	(6,033)	—
Income (loss) before income tax provision	(40,459)	(10,312)	7,063	6,033	(37,675)
Provision (benefit) for income taxes	—	833	1,951	—	2,784
Net income (loss)	(40,459)	(11,145)	5,112	6,033	(40,459)
Other comprehensive income (loss)	(1,078)	(1,078)	—	1,078	(1,078)
Comprehensive income (loss)	$(41,537)	$(12,223)	$5,112	$7,111	$(41,537)

Condensed Consolidating Statement of Operations
and Comprehensive Income (Loss)
December 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$283,846	$38,653	$(11,136)	$311,363
Cost of revenues (excluding depreciation and amortization expense)	—	175,314	27,082	(11,136)	191,260
Depreciation and amortization	—	69,327	2,796	—	72,123
Impairments and other charges	—	10,154	69	—	10,223
Selling, general and administrative expense	3,969	30,574	1,679	—	36,222
Goodwill impairment	—	91,575	759	—	92,334
Interest expense, net	24,667	13,388	—	—	38,055
Series A Preferred FV Adjustment	5,036	—	—	—	5,036
Other expense, net	737	44	1,602	—	2,383
Equity in net income of subsidiaries	103,729	(3,798)	—	(99,931)	—
Income (loss) before income tax provision	(138,138)	(102,732)	4,666	99,931	(136,273)
Provision (benefit) for income taxes	—	997	868	—	1,865
Net income (loss)	(138,138)	(103,729)	3,798	99,931	(138,138)
Other comprehensive income (loss)	(2,018)	(2,018)	—	2,018	(2,018)
Comprehensive income (loss)	$(140,156)	$(105,747)	$3,798	$101,949	$(140,156)

Condensed Consolidating Statement of Cash Flows
December 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$26,753	$3,368	$—	$30,121
Investing activities:
Purchases of property, plant, and equipment, net	—	(98,508)	(4,981)	—	(103,489)
Advances and other investing activities	—	(1)	—	—	(1)
Net cash provided by (used in) investing activities	—	(98,509)	(4,981)	—	(103,490)
Financing activities:
Proceeds from long-term debt	343,800	36,200	—	—	380,000
Payments of long-term debt	—	(258,000)	—	—	(258,000)
Proceeds from issuance of Series A Preferred			—	—	—
Distributions	(31,294)	—	—	—	(31,294)
Intercompany contribution (distribution)	(303,507)	303,507	—	—	—
Financing costs and other	(8,999)	—	—	—	(8,999)
Net cash provided by (used in) financing activities	—	81,707	—	—	81,707
Effect of exchange rate changes on cash	—	—	(81)	—	(81)
Increase (decrease) in cash and cash equivalents	—	9,951	(1,694)	—	8,257
Cash and cash equivalents at beginning of period	—	4,197	3,404	—	7,601
Cash and cash equivalents at end of period	$—	$14,148	$1,710	$—	$15,858

Condensed Consolidating Statement of Cash Flows
December 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$44,456	$(5,388)	$—	$39,068
Investing activities:
Purchases of property, plant, and equipment, net	—	(25,499)	373	—	(25,126)
Insurance recoveries associated with damaged equipment	—	2,352	—	—	2,352
Advances and other investing activities	—	21	—	—	21
Net cash provided by (used in) investing activities	—	(23,126)	373	—	(22,753)
Financing activities:
Proceeds from long-term debt	—	80,900	—	—	80,900
Payments of long-term debt	—	(74,900)	—	—	(74,900)
Proceeds from issuance of Series A Preferred	(37)	—	—	—	(37)
Distributions	(33,068)	—	—	—	(33,068)
Intercompany contribution (distribution)	33,187	(33,187)	—	—	—
Financing costs and other	(82)	(2,147)	—	—	(2,229)
Net cash provided by (used in) financing activities	—	(29,334)	—	—	(29,334)
Effect of exchange rate changes on cash	—	—	(177)	—	(177)
Increase (decrease) in cash and cash equivalents	—	(8,004)	(5,192)	—	(13,196)
Cash and cash equivalents at beginning of period	—	12,201	8,596	—	20,797
Cash and cash equivalents at end of period	$—	$4,197	$3,404	$—	$7,601

Condensed Consolidating Statement of Cash Flows
December 31, 2016
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$60,296	$1,148	$—	$61,444
Investing activities:
Purchases of property, plant, and equipment, net	—	(10,895)	236	—	(10,659)
Advances and other investing activities		(22)	—		(22)
Net cash provided by (used in) investing activities	—	(10,917)	236	—	(10,681)
Financing activities:
Proceeds from long-term debt	—	109,000	—	—	109,000
Payments of long-term debt	(50,882)	(122,000)	—	—	(172,882)
Proceeds from issuance of Series A Preferred	76,934	—	—	—	76,934
Distributions	(51,254)	—	—	—	(51,254)
Intercompany contribution (distribution)	25,202	(25,202)	—	—	—
Financing costs and other	—	(1,688)	—	—	(1,688)
Net cash provided by (used in) financing activities	—	(39,890)	—	—	(39,890)
Effect of exchange rate changes on cash	—	—	(696)	—	(696)
Increase (decrease) in cash and cash equivalents	—	9,489	688	—	10,177
Cash and cash equivalents at beginning of period	—	2,712	7,908	—	10,620
Cash and cash equivalents at end of period	$—	$12,201	$8,596	$—	$20,797

NOTE R — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2018 and 2017 is as follows:

	Three Months Ended 2018
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$85,417	$99,922	$115,256	$138,068
Net income (loss)	(15,737)	(9,592)	(7,947)	(3,702)
Net income (loss) per common unit	$(0.40)	$(0.23)	$(0.18)	$(0.08)
Net income (loss) per diluted common unit	$(0.40)	$(0.23)	$(0.18)	$(0.10)

	Three Months Ended 2017
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	65,552	73,315	71,598	83,101
Net income (loss)	(15,593)	(6,372)	(7,821)	(10,673)
Net income (loss) per common unit	$(0.46)	$(0.18)	$(0.22)	$(0.29)
Net income (loss) per diluted common unit	$(0.46)	$(0.21)	$(0.22)	$(0.29)

For the three month period ended December 31, 2018, diluted earnings per common unit were computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the beginning of the period presented. This resulted in the assumed conversion of 9.3 million of Preferred Units and an assumed adjustment of net income (loss) of $3.2 million.

For the three month period ended June 30, 2017, diluted earnings per common unit were computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the beginning of the period presented. This resulted in the assumed conversion of 10.8 million of Preferred Units and an assumed adjustment of net income (loss) of $5.4 million.
NOTE S — SUBSEQUENT EVENTS

On January 22, 2019, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2018 of $0.0100 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This cash distribution is a reduction to the previous quarterly distribution. Also on January 22, 2019, our General Partner approved the paid in kind distribution of 85,565 Preferred Units attributable to the quarter ended December 31, 2018 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on February 14, 2019, to the holders of common units and Preferred Units, respectively, of record as of the close of business February 1, 2019.

On January 8, 2019, 256,083 Preferred Units were converted into 1,112,939 common units and 85,540 Preferred Units were redeemed for $1.0 million. On February 8, 2019, 341,623 Preferred Units were redeemed for $4.1 million.

See Note E - "Related Party Transactions" for a discussion of an agreement whereby TETRA would provide up to $15 million of funding for the fabrication of new compressor packages.