Form 10-Q
period 2019-03-31
CSI Compressco LP
filed 2019-05-09
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to______

Commission File Number 001-35195
CSI Compressco LP
(Exact name of registrant as specified in its charter)

Delaware	94-3450907
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

24955 Interstate 45 North
The Woodlands, Texas	77380
(Address of Principal Executive Offices)	(Zip Code)

(281) 364-2244
(Registrant’s Telephone Number, Including Area Code)

_______________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS	CCLP	NASDAQ GLOBAL MARKET
As of May 7, 2019, there were 47,065,859 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Compression and related services	$63,032	$53,735
Aftermarket services	13,601	14,016
Equipment sales	26,803	17,666
Total revenues	103,436	85,417
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	32,621	31,380
Cost of aftermarket services	11,250	11,157
Cost of equipment sales	24,229	15,449
Total cost of revenues	68,100	57,986
Depreciation and amortization	18,532	17,367
Selling, general, and administrative expense	10,665	8,297
Interest expense, net	13,299	11,433
Series A Preferred fair value adjustment (income) expense	1,304	1,553
Other (income) expense, net	(381)	3,204
Loss before income tax provision	(8,083)	(14,423)
Provision for income taxes	4,373	1,314
Net loss	$(12,456)	$(15,737)
General partner interest in net loss	$(177)	$(264)
Common units interest in net loss	$(12,279)	$(15,473)

Net loss per common unit:
Basic	$(0.26)	$(0.40)
Diluted	$(0.26)	$(0.40)
Weighted average common units outstanding:
Basic	46,830,605	38,717,086
Diluted	46,830,605	38,717,086

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(12,456)	$(15,737)
Foreign currency translation adjustment, net of tax of $0 in 2019 and 2018	272	(649)
Comprehensive loss	$(12,184)	$(16,386)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,870	$15,858
Trade accounts receivable, net of allowances for doubtful accounts of $1,214 as of March 31, 2019 and $1,229 as of December 31, 2018	58,951	65,067
Inventories	74,528	65,222
Prepaid expenses and other current assets	6,172	5,600
Total current assets	156,521	151,747
Property, plant, and equipment:
Land and building	35,026	35,024
Compressors and equipment	932,150	913,488
Vehicles	10,336	10,354
Construction in progress	46,055	41,086
Total property, plant, and equipment	1,023,567	999,952
Less accumulated depreciation	(373,516)	(358,633)
Net property, plant, and equipment	650,051	641,319
Other assets:
Deferred tax asset	13	13
Intangible assets, net of accumulated amortization of $25,530 as of March 31, 2019 and $24,790 as of December 31, 2018	30,238	30,978
Operating lease right-of-use assets	9,721	—
Other assets	3,325	2,687
Total other assets	43,297	33,678
Total assets	$849,869	$826,744
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$45,830	$33,408
Unearned income	49,296	24,898
Accrued liabilities and other	21,469	32,530
Amounts payable to affiliates	9,856	3,517
Total current liabilities	126,451	94,353
Other liabilities:
Long-term debt, net	633,692	633,013
Series A Preferred Units	20,890	30,900
Deferred tax liabilities	2,494	1,012
Long-term affiliate payable	2,402	—
Operating lease liabilities	5,845	—
Other long-term liabilities	61	63
Total other liabilities	665,384	664,988
Commitments and contingencies
Partners' capital:
General partner interest	322	505
Common units (46,998,713 units issued and outstanding at March 31, 2019 and 45,769,019 units issued and outstanding at December 31, 2018)	72,526	81,984
Accumulated other comprehensive income (loss)	(14,814)	(15,086)
Total partners' capital	58,034	67,403
Total liabilities and partners' capital	$849,869	$826,744

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2018	$505	45,769	$81,984	$(15,086)	$67,403
Net loss	(177)	—	(12,279)	—	(12,456)
Distributions ($0.01 per unit)	(6)	—	(470)	—	(476)
Equity compensation	—	—	312	—	312
Vesting of Phantom Units	—	117	—	—	—
Conversions of Series A Preferred	—	1,113	3,048	—	3,048
Translation adjustment, net of taxes of $0	—	—	—	272	272
Other	—	—	(69)	—	(69)
Balance at March 31, 2019	$322	46,999	$72,526	$(14,814)	$58,034

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2017	$1,618	37,618	$104,898	$(11,489)	$95,027
Net loss	(264)	—	(15,473)	—	(15,737)
Distributions ($0.1875 per unit)	(126)	—	(7,186)	—	(7,312)
Equity compensation, net	—	—	(655)	—	(655)
Vesting of Phantom Units	—	32	—	—	—
Conversions of Series A Preferred	—	1,778	11,555	—	11,555
Translation adjustment, net of taxes of $0	—	—	—	(649)	(649)
Balance at March 31, 2018	$1,228	39,428	$93,139	$(12,138)	$82,229

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$(12,456)	$(15,737)
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	18,532	17,367
Provision for deferred income taxes	1,466	96
Series A Preferred redemption premium	448	—
Series A Preferred paid in kind distributions in interest expense	685	1,742
Series A Preferred fair value adjustments	1,304	1,553
Equity compensation expense	365	(604)
Provision for doubtful accounts	56	139
Amortization of deferred financing costs	600	830
Expense for unamortized finance costs	—	3,539
Other non-cash charges and credits	54	328
(Gain) loss on sale of property, plant, and equipment	(26)	85
Changes in operating assets and liabilities:
Accounts receivable	5,992	(5,404)
Inventories	(11,990)	(13,009)
Prepaid expenses and other current assets	(567)	(1,703)
Accounts payable and accrued expenses	27,442	10,399
Other	(273)	14
Net cash provided by (used in) operating activities	31,632	(365)
Investing activities:
Purchases of property, plant, and equipment, net	(23,152)	(17,039)
Advances and other investing activities	—	(59)
Net cash used in investing activities	(23,152)	(17,098)
Financing activities:
Proceeds from long-term debt	—	380,000
Payments of long-term debt	(2)	(258,000)
Cash redemptions of Preferred Units	(9,399)	—
Distributions	(476)	(7,312)
Debt issuance costs	—	(5,971)
Advances from affiliate	2,402	—
Net cash provided by (used in) financing activities	(7,475)	108,717
Effect of exchange rate changes on cash	7	(48)
Increase (decrease) in cash and cash equivalents	1,012	91,206
Cash and cash equivalents at beginning of period	15,858	7,601
Cash and cash equivalents at end of period	$16,870	$98,807
Supplemental cash flow information:
Interest paid	$10,727	$14,042
Income taxes paid	$648	$763

See Notes to Consolidated Financial Statements

CSI Compressco LP
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

CSI Compressco LP, a Delaware limited partnership, is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. We sell standard and custom-designed compressor packages and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services or that we sell to customers.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of March 31, 2019, and for the three month periods ended March 31, 2019 and 2018, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three month periods ended March 31, 2019 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2019.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2018 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 4, 2019.

Segments

Our General Partner has concluded that we operate in one business segment.

Significant Accounting Policies

We have added policies for the recording of leases in conjunction with the adoption of the new lease standard discussed in our "Leases" and "New Accounting Pronouncements" sections below. Other than the additional lease policies described herein, there have been no significant changes in our accounting policies or the application of these policies.

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

Foreign Currencies

Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with our international operations. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(1.0) million and $(1.1) million during the three month periods ended March 31, 2019 and March 31, 2018, respectively.

Leases

As a lessee, unless the lease meets the criteria of short-term and is excluded per our policy election, described below, we initially recognize a lease liability and related right-of-use asset on the commencement date. The right-of-use asset represents our right to use an underlying asset and the lease liability represents our obligation to make lease payments to the lessor over the lease term.

All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of March 31, 2019. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term, if it is reasonably certain that we would exercise the option.

As an accounting policy election, we do not include short-term leases on our balance sheet. Short-term leases include leases with a term of 12 months or less, inclusive of renewal options we are reasonably certain to exercise. The lease payments for short-term leases are included as operating lease costs on a straight-line basis over the lease term in cost of revenues or selling, general, and administrative expense based on the use of the underlying asset. We recognize lease costs for variable lease payments not included in the determination of a lease liability in the period in which an obligation is incurred.

As allowed by U.S. GAAP, we do not separate nonlease components from the associated lease component for our compression services contracts and instead account for those components as a single component based on the accounting treatment of the predominant component. In our evaluation of whether Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842 "Leases" or ASC 606 "Revenue from Contracts with Customers" is applicable to the combined component based on the predominant component, we determined the services nonlease component is predominant, resulting in the ongoing recognition of our compression services contracts following ASC 606.

Our operating leases are recognized at the present value of lease payments over the lease term. When the implicit discount rate is not readily determinable, we use our incremental borrowing rate to calculate the discount rate used to determine the present value of lease payments. Consistent with other long-lived assets or asset groups that are held and used, we test for impairment of our right-of-use assets when impairment indicators are present.

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

When computing earnings per common unit under the two class method in periods when distributions are greater than earnings, the amount of the distribution is deducted from net income (loss) and the excess of distributions over earnings is allocated between the General Partner and common units based on how our Partnership Agreement allocates net losses.

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three month periods ended March 31, 2019 and March 31, 2018, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive. Diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units, discussed in Note D - "Series A Convertible Preferred Units", had been converted as of the beginning of the period presented. The number of common units that may be issued upon future conversion of the Preferred Units is excluded from the calculation of diluted common units for the three month periods ended March 31, 2019 and 2018 as the impact would be anti-dilutive.

Distributions

On January 22, 2019, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2018 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. Also on January 22, 2019, our General Partner approved the paid in kind distribution of 85,565 Preferred Units attributable to the quarter ended December 31, 2018 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on February 14, 2019, to each of the holders of common units and the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on February 1, 2019.

New Accounting Pronouncements

Standards adopted in 2019

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" to increase comparability and transparency among different organizations. Organizations are required to recognize right-of-use lease assets and lease liabilities in the balance sheet related to the right to use the underlying asset for the lease term. In addition, through improved disclosure requirements, ASC 842 will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. We adopted the standard effective January 1, 2019. The standard had a material impact on our consolidated balance sheet, specifically, the reporting of our operating leases.

We chose to transition using a modified retrospective approach which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. Comparative information is reported under the accounting standards that were in effect for those periods. In addition, upon transition, we elected the package of practical expedients, which allows us to continue to apply historical lease classifications to existing contracts. Upon adoption, we recognized $8.3 million in operating right-of-use assets, $3.5 million in accrued liabilities, and $4.8 million in operating lease liabilities. Refer to Note J - “Leases” for further information on our leases.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220)" that gives entities the option to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. This is effective for us on January 1, 2019, however, as we do not have associated tax effects in accumulated other comprehensive income, there was no impact.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” to align the measurement and classification guidance for share-based payments to nonemployees with the guidance currently applied to employees, with certain exceptions. We adopted this ASU during the three months ended March 31, 2019, with no material impact to our consolidated financial statements.

Standards not yet adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 has an effective date of the first quarter of fiscal 2020. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE B – INVENTORIES

Components of inventories as of March 31, 2019 and December 31, 2018, are as follows:

	March 31, 2019	December 31, 2018
	(In Thousands)
Parts and supplies	$40,234	$43,538
Work in progress	34,294	21,684
Total inventories	$74,528	$65,222

Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas.
NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2019	December 31, 2018
	Scheduled Maturity	(In Thousands)
Credit Agreement	June 29, 2023	—	—
7.25% Senior Notes (presented net of the unamortized discount of $2.1 million as of March 31, 2019 and $2.2 million as of December 31, 2018 and unamortized deferred financing costs of $3.6 million as of March 31, 2019 and $3.9 million as of December 31, 2018)	August 15, 2022	290,204	289,797
7.50% Senior Secured Notes (presented net of the unamortized deferred financing costs of $6.5 million as of March 31, 2019 and $6.8 million as of December 31, 2018)	April 1, 2025	343,488	343,216
		633,692	633,013
Less current portion		—	—
Total long-term debt		$633,692	$633,013

There was no balance outstanding under the Credit Agreement as of March 31, 2019. As of March 31, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $18.4 million.

Our credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our respective credit and senior note agreements as of March 31, 2019.
NOTE D – SERIES A CONVERTIBLE PREFERRED UNITS

During 2016, we issued an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”). One of the purchasers was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

Unless otherwise redeemed for cash, a ratable portion of the Preferred Units has been, and may be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 and will end in August 2019 (each, a “Conversion Date”). Based on the number of Preferred Units outstanding as of March 31, 2019, the maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is approximately 10.2 million common units; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the holders of Preferred Units instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated Partnership Agreement and the Credit Agreement. Beginning with the January 2019 Conversion Date, we have elected to redeem the remaining Preferred Units for cash, resulting in 783,046 Preferred Units being redeemed during the three months ended March 31, 2019 for $9.4 million, which includes approximately $0.4 million of redemption premium that was paid and charged to other (income) expense, net in the accompanying consolidated statements of operations. The total number of Preferred Units outstanding as of March 31, 2019 was 1,779,417.

The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheets. The fair value of the Preferred Units as of March 31, 2019 was $20.9 million. During the three month periods ended March 31, 2019 and March 31, 2018, changes in the fair value resulted in $1.3 million and $1.6 million being charged to earnings, respectively, in the accompanying consolidated statements of operations.

Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of March 31, 2019, the theoretical number of common units that would be issued if all of the outstanding Preferred Units were converted on March 31, 2019 on the same basis as the monthly conversions would be approximately 7.4 million common units, with an aggregate market value of $21.0 million. A $1 decrease in the Conversion Price would result in the issuance of approximately 2.8 million additional common units pursuant to these conversion provisions.
NOTE E – FAIR VALUE MEASUREMENTS

Financial Instruments

Preferred Units

The Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items (a Level 3 fair value measurement). These unobservable items include (i) the volatility of the trading price of our common units compared to a volatility analysis of equity prices of comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. During the three month periods ended March 31, 2019 and March 31, 2018, the changes in the fair value of the Preferred Units resulted in $1.3 million and $1.6 million being charged to earnings, respectively, in the consolidated statements of operations.

Derivative Contracts

As of March 31, 2019, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$6,301	19.52	4/17/2019

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

The fair values of our foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of March 31, 2019 and December 31, 2018, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	March 31, 2019	December 31, 2018
		(In Thousands)
Forward sale contracts	Current liabilities	(19)	(98)
Net asset		$(19)	$(98)

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month periods ended March 31, 2019 and March 31, 2018, we recognized $0.1 million and $0.5 million, respectively, of net (gains) losses associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

A summary of these recurring fair value measurements by valuation hierarchy as of March 31, 2019 and December 31, 2018 is as follows:

		Fair Value Measurements Using
Description	Total as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$(20,890)	$—	$—	$(20,890)
Liability for foreign currency derivative contracts	(19)	—	(19)	—
	$(20,909)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2018
	(In Thousands)
Series A Preferred Units	$(30,900)	$—	$—	$(30,900)
Liability for foreign currency derivative contracts	(98)	—	(98)	—
	$(30,998)

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and variable-rate long-term debt pursuant to our Credit Agreement approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at March 31, 2019 and December 31, 2018 were approximately $264.9 million and $266.3 million, respectively. Those fair values compare to aggregate principal amounts of such notes at March 31, 2019 and December 31, 2018 of $295.9 million. The fair value of our publicly traded long-term 7.50% Senior Secured Notes at March 31, 2019 and December 31, 2018 were approximately $336.0 million and $332.5 million, respectively. This fair value compares to an aggregate principal amount of such notes at March 31, 2019 of $350.0 million. We based the fair values of our 7.25% Senior Notes and our 7.50% Senior Secured Notes as of March 31, 2019 on recent trades for these notes.
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

TETRA and General Partner Ownership

As of March 31, 2019, TETRA's ownership interest in us was approximately 34% of the outstanding common units, 12.6% of the outstanding Preferred Units, and an approximately 1% general partner interest, through which it holds incentive distribution rights. As Preferred Units are converted to common units, TETRA's percentage ownership of the common units will decrease.

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA has agreed to purchase up to $15.0 million of new compression services equipment and lease it to us in exchange for a monthly rental fee. As of March 31, 2019, pursuant to this arrangement, $2.4 million has been advanced to us by TETRA for the construction of new compression equipment, and is included in long-term affiliate payable in our consolidated balance sheet.
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

Our effective tax rate for the three month period ended March 31, 2019, was negative 54.1% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. In addition, the application of ASC 740-270 "Income Taxes - Interim Reporting," resulted in an accrual of current income taxes for the three month period ended March 31, 2019 equal to approximately the full year estimate. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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
NOTE I – REVENUE RECOGNITION

Performance Obligations. Revenue is generally recognized when we transfer control of our products or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services to our customers.

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

Depending on the terms of the arrangement, we may also defer the recognition of revenue for a portion of the consideration received because we have to satisfy a future performance obligation. For example, consideration received from customers during the fabrication of new compressor packages is typically deferred until control of the compressor package is transferred to our customer. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period. As of March 31, 2019, we had $24.6 million of remaining performance obligations related to our compression service contracts. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than 12 months and does not consider the effects of the time value of money. The remaining performance obligations, and associated revenues, will be recognized through 2023 as follows:

	2019	2020	2021	2022	2023	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$10,444	$9,851	$4,240	$32	$—	$24,567

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

There were no contract assets as of December 31, 2018 and March 31, 2019. The following table reflects the changes in our contract liabilities during the three month period ended March 31, 2019:

March 31, 2019
(In Thousands)
Unearned income, beginning of period	$24,898
Additional unearned income	48,955
Revenue recognized	(24,557)
Unearned income, end of period	$49,296

During the three months ended March 31, 2019, contract liabilities increased due to unearned income for consideration received on new compressor equipment being fabricated. During the three months ended March 31, 2019, $24.6 million of unearned income was recognized as product sales revenue, primarily associated with deliveries of new compression equipment.

Contract Costs. As of March 31, 2019 and March 31, 2018, contract costs are immaterial.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers by geography based on the following table.

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Compression and related services
U.S.	$54,017	$46,404
International	9,015	7,331
	63,032	53,735
Aftermarket services
U.S.	13,319	13,353
International	282	663
	13,601	14,016
Equipment sales
U.S.	26,180	17,222
International	623	444
	26,803	17,666
Total Revenue
U.S.	93,516	76,979
International	9,920	8,438
	$103,436	$85,417
NOTE J – LEASES

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. Our leases generally require us to pay all maintenance and insurance costs. We do not have leases that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Components of lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), were $1.8 million for the three months ended March 31, 2019, of which, $0.4 million was related to short-term leases. Variable rent expense was not material.

Operating lease supplemental cash flow information:

Three Months Ended March 31, 2019
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$1,174

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,487

Supplemental balance sheet information:

March 31, 2019
(In Thousands)
Operating leases:
Operating right-of-use asset	$9,721

Accrued liabilities and other	$3,876
Operating lease liabilities	5,845
Total operating lease liabilities	$9,721

Additional operating lease information:

March 31, 2019
Weighted average remaining lease term:
Operating leases	4 years

Weighted average discount rate:
Operating leases	6.60%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year, consist of the following at March 31, 2019:

Operating Leases
(In Thousands)

2019	$3,240
2020	3,868
2021	1,853
2022	462
2023	286
Thereafter	1,342
Total lease payments	11,051
Less imputed interest	(1,330)
Total lease liabilities	$9,721
NOTE K — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million and $350.0 million in aggregate principal amounts outstanding of the 7.25% Senior Notes and 7.50% Senior Secured Notes, respectively, as of March 31, 2019 are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured and secured basis, respectively, by certain of our domestic restricted subsidiaries.

Condensed Consolidating Balance Sheet
March 31, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$130,248	$26,273	$—	$156,521
Property, plant, and equipment, net		622,738	27,313		650,051
Investments in subsidiaries	149,600	23,466	—	(173,066)	—
Operating lease right-of-use assets	—	9,196	525	—	9,721
Intangible and other assets, net	—	31,531	2,045	—	33,576
Intercompany receivables	569,667		—	(569,667)	—
Total non-current assets	719,267	686,931	29,883	(742,733)	693,348
Total assets	$719,267	$817,179	$56,156	$(742,733)	$849,869

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$5,254	$108,678	$2,663	$—	$116,595
Amounts payable to affiliates	—	5,872	3,984	—	9,856
Long-term debt, net	633,692	—	—	—	633,692
Series A Preferred Units	20,890	—	—	—	20,890
Operating lease liabilities	—	5,370	475	—	5,845
Intercompany payables	—	545,068	24,599	(569,667)	—
Other long-term liabilities	1,397	2,591	969	—	4,957
Total liabilities	661,233	667,579	32,690	(569,667)	791,835
Total partners' capital	58,034	149,600	23,466	(173,066)	58,034
Total liabilities and partners' capital	$719,267	$817,179	$56,156	$(742,733)	$849,869

Condensed Consolidating Balance Sheet
December 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$128,084	$23,663	$—	$151,747
Property, plant, and equipment, net	—	614,982	26,337	—	641,319
Investments in subsidiaries	146,852	21,330	—	(168,182)	—
Intangible and other assets, net	—	31,874	1,804	—	33,678
Intercompany receivables	599,145	—	—	(599,145)	—
Total non-current assets	745,997	668,186	28,141	(767,327)	674,997
Total assets	$745,997	$796,270	$51,804	$(767,327)	$826,744

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$14,681	$72,985	$3,170	$—	$90,836
Amounts payable to affiliates	—	—	3,517	—	3,517
Long-term debt, net	633,013	—	—	—	633,013
Series A Preferred Units	30,900	—	—	—	30,900
Intercompany payables	—	576,242	22,903	(599,145)	—
Other long-term liabilities	—	191	884	—	1,075
Total liabilities	678,594	649,418	30,474	(599,145)	759,341
Total partners' capital	67,403	146,852	21,330	(168,182)	67,403
Total liabilities and partners' capital	$745,997	$796,270	$51,804	$(767,327)	$826,744

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended March 31, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$98,062	$9,033	$(3,659)	$103,436
Cost of revenues (excluding depreciation and amortization expense)	—	65,739	6,020	(3,659)	68,100
Selling, general and administrative expense	365	9,825	475	—	10,665
Depreciation and amortization	—	17,553	979	—	18,532
Interest expense, net	13,291	8	—	—	13,299
Series A Preferred FV Adjustment	1,304	—	—	—	1,304
Other expense, net	448	143	(972)		(381)
Equity in net income (loss) of subsidiaries	(2,952)	(2,135)		5,087	—
Income before income tax provision	(12,456)	6,929	2,531	(5,087)	(8,083)
Provision (benefit) for income taxes	—	3,977	396	—	4,373
Net income	(12,456)	2,952	2,135	(5,087)	(12,456)
Other comprehensive income (loss)	272	272	—	(272)	272
Comprehensive income (loss)	$(12,184)	$3,224	$2,135	$(5,359)	$(12,184)

Condensed Consolidating Statement of Operations
and Comprehensive Income
Three Months Ended March 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$79,390	$7,386	$(1,359)	$85,417
Cost of revenues (excluding depreciation and amortization expense)	—	54,290	5,055	(1,359)	57,986
Selling, general and administrative expense	(604)	8,438	463		8,297
Depreciation and amortization		16,644	723		17,367
Interest expense, net	8,099	3,334	—	—	11,433
Series A Preferred FV Adjustment	1,553	—	—	—	1,553
Other expense, net	—	4,335	(1,131)	—	3,204
Equity in net income (loss) of subsidiaries	6,689	(1,499)	—	(5,190)	—
Income before income tax provision	(15,737)	(6,152)	2,276	5,190	(14,423)
Provision (benefit) for income taxes	—	537	777	—	1,314
Net income	(15,737)	(6,689)	1,499	5,190	(15,737)
Other comprehensive income (loss)	(649)	(649)	—	649	(649)
Comprehensive income (loss)	$(16,386)	$(7,338)	$1,499	$5,839	$(16,386)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$32,320	$(688)	$—	$31,632
Investing activities:
Purchases of property, plant, and equipment, net	—	(22,749)	(403)	—	(23,152)
Advances and other investing activities	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(22,749)	(403)	—	(23,152)
Financing activities:
Proceeds from long-term debt	—	—	—	—	—
Payments of long-term debt	—	(2)	—	—	(2)
Cash redemptions of Preferred Units	(9,399)	—	—	—	(9,399)
Distributions	(476)	—	—	—	(476)
Intercompany contribution (distribution)	9,875	(9,875)	—	—	—
Advances from affiliate	—	2,402	—	—	2,402
Net cash provided by (used in) financing activities	—	(7,475)	—	—	(7,475)
Effect of exchange rate changes on cash	—	—	7	—	7
Increase (decrease) in cash and cash equivalents	—	2,096	(1,084)	—	1,012
Cash and cash equivalents at beginning of period	—	14,148	1,710	—	15,858
Cash and cash equivalents at end of period	$—	$16,244	$626	$—	$16,870

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(5,095)	$4,730	$—	$(365)
Investing activities:
Purchases of property, plant, and equipment, net	—	(14,869)	(2,170)	—	(17,039)
Advances and other investing activities	—	(59)		—	(59)
Net cash provided by (used in) investing activities	—	(14,928)	(2,170)	—	(17,098)
Financing activities:
Proceeds from long-term debt	344,100	35,900	—	—	380,000
Payments of long-term debt	—	(258,000)	—	—	(258,000)
Distributions	(7,312)	—	—	—	(7,312)
Other financing activities	(5,971)	—	—	—	(5,971)
Intercompany contribution (distribution)	(330,817)	330,817	—	—	—
Net cash provided by (used in) financing activities	—	108,717	—	—	108,717
Effect of exchange rate changes on cash	—	—	(48)	—	(48)
Increase (decrease) in cash and cash equivalents	—	88,694	2,512	—	91,206
Cash and cash equivalents at beginning of period	—	4,197	3,404	—	7,601
Cash and cash equivalents at end of period	$—	$92,891	$5,916	$—	$98,807
NOTE L – SUBSEQUENT EVENTS

On April 18, 2019, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2019 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit, on an annualized basis. Also on April 18, 2019, the board of directors of our General Partner approved the paid-in-kind distribution of 59,953 Preferred Units attributable to the quarter ended March 31, 2019, in accordance with the provisions of our partnership agreement, as amended. These distributions will be paid on May 15, 2019 to each of the holders of common units, and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on May 1, 2019.

On April 8, 2019, 355,883 Preferred Units were redeemed for $4.3 million. On May 8, 2019, 355,883 Preferred Units were redeemed for $4.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 4, 2019 ("2018 Annual Report"). This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

Growth in demand for our compression services and equipment continues to drive increases in our revenues and gross margin. Compression and related services revenues increased $9.3 million during the current quarter compared to the prior year quarter. Our first quarter utilization rates in our overall compression service fleet increased to 87.2% as of March 31, 2019 from 86.6% as of December 31, 2018 and 84.2% as of March 31, 2018. For our high-horsepower class, the utilization rate increased to 95.6% at March 31, 2019 from 95.0% as of December 31, 2018 and 92.9% as of March 31, 2018. In addition to increasing our utilization rates, the increase in demand has provided us the ability to benefit from improved contract pricing on our compression services and the opportunity to gain efficiencies on repeat orders of new equipment sales. Demand was consistent for our aftermarket services when compared to the prior year quarter, as customers spent maintenance capital to deploy compression units that were previously idle.

New equipment sales revenues increased $9.1 million during the current quarter compared to the prior year quarter. The construction of infrastructure to alleviate current takeaway capacity constraints that is limiting production and new drilling in the Permian Basis has resulted in increased demand for equipment. Our new equipment sales backlog was $93.9 million as of March 31, 2019. The decrease in our backlog from December 31, 2018 of $105.2 million is the result of converting backlog into revenue for completed orders during the current year quarter. New equipment sales orders generally take less than twelve months to build and deliver. We expect all of our current backlog to be recognized in revenue during fiscal year 2019. Our results of operations for the three month period ending March 31, 2019 reflect margins on equipment sales contracts entered into in prior periods. Our equipment sales orders are largely prepaid by the customer through progressive billings, which allows us to fabricate new compression units using our customers' funding.

Our focus remains on our ability to appropriately expand and maintain our compression equipment fleet in order to serve our customers. During the first three months of 2019, we spent $17.6 million (inclusive of $2.4 million paid by TETRA as discussed below), to expand primarily our high-horsepower class of compression equipment, and $5.7 million to maintain our compression fleet. In order to meet current and future demand, we continue to evaluate options to fund the expansion of our compression and related services. Through currently available cash and operating cash flows, we have sufficient liquidity to allow us to fund additional capital expenditures during the remainder of 2019 without having to access available borrowings under our Credit Agreement and without having to access the debt and equity markets, as current conditions in the debt and equity markets have increased the difficulty of obtaining attractive financing. Pursuant to agreements executed in February 2019, TETRA has agreed to purchase up to $15.0 million of new compression services equipment and lease it to us in exchange for a monthly rental fee. In addition to these anticipated additional growth capital expenditures, we also seek to grow through targeted acquisition opportunities, with expected funding through the issuance of additional debt and equity securities, to the extent possible and financially prudent. Our Credit Agreement provides up to $50.0 million of working capital, subject to borrowing base limitations, to fund the working capital needs of our business. As a result of increased borrowings at a higher rate to finance the growth of our medium- and high- horsepower compression fleet, interest expense increased during the current quarter compared to the prior year quarter.

Beginning with the distribution made during the first quarter of 2019, and consistent with our December 20, 2018 announcement, given the decline in our common unit price, we reduced our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). During the first quarter of 2019, we began to redeem the remaining Series A Convertible Preferred Units (the "Preferred Units") for cash and avoid the further dilution to our common unitholders that would occur if the Preferred Units were converted into common units.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three month period ended March 31, 2019, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, gain on extinguishment of debt, administrative expenses under the Omnibus Agreement paid in equity using common units, write-off of unamortized financing costs, and excluding acquisition and transaction costs, Series A Preferred redemption premiums, and severance. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and general partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Net loss	$(12,456)	$(15,737)
Provision for income taxes	4,373	1,314
Depreciation and amortization	18,532	17,367
Interest expense, net	13,299	11,433
Equity compensation	365	(604)
Expense for unamortized finance costs	—	3,541
Series A Preferred redemption premium	448	—
Series A Preferred fair value adjustments	1,304	1,553
Non-cash cost of compressors sold	940	324
Adjusted EBITDA	$26,805	$19,191

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Cash flow from operating activities	$31,632	$(365)
Changes in current assets and current liabilities	(20,604)	9,705
Deferred income taxes	(1,466)	(96)
Other non-cash charges	(684)	(1,382)
Interest expense, net	13,299	11,433
Series A Preferred accrued paid in kind distributions	(685)	(1,742)
Provision for income taxes	4,373	1,314
Non-cash cost of compressors sold	940	324
Adjusted EBITDA	$26,805	$19,191

Free Cash Flow. We define Free Cash Flow as cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peers. The following table reconciles cash provided by operations, net, to Free Cash Flow for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Cash from operations	$31,632	$(365)
Capital expenditures, net of sales proceeds	(23,152)	(17,039)
Free cash flow	$8,480	$(17,404)

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

	March 31,
	2019	2018
Horsepower
Total horsepower in fleet	1,167,164	1,085,088
Total horsepower in service	1,017,452	913,962
Total horsepower utilization rate	87.2%	84.2%

The following table sets forth our horsepower utilization rates by each horsepower class of our compression fleet as of the dates shown.

	March 31,
	2019	2018
Horsepower utilization rate by class
Low-horsepower (0-100)	65.7%	65.8%
Mid-horsepower (101-1,000)	85.4%	82.7%
High-horsepower (1,001 and over)	95.6%	92.9%

Net Increases/Decreases in Compression Fleet Horsepower. We measure the net increase (or decrease) in our compression fleet horsepower during a given period by taking the difference between the aggregate horsepower of compressor packages added to the fleet during the period, less the aggregate horsepower of compressor packages removed from the fleet during the period. We measure the net increase (or decrease) in our compression fleet horsepower in service during a given period by taking the difference between the aggregate horsepower of compressor packages placed into service during the period, less the aggregate horsepower of compressor packages removed from service during the period.
New Equipment Sales Backlog. Our new equipment sales business includes the fabrication and sale of standard compressor packages and custom-designed compressor packages designed and fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. During the three months ended March 31, 2019, we received cumulative orders of $11.2 million for new compressor equipment. As of March 31, 2019, our new equipment sales backlog was $93.9 million, all of which is expected to be recognized during 2019. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.
Critical Accounting Policies and Estimates

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2018 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018.

	Three Months Ended March 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Thousands)
Revenues:
Compression and related services	$63,032	$53,735	$9,297	60.9%	62.9%	17.3%
Aftermarket services	13,601	14,016	(415)	13.1%	16.4%	(3.0)%
Equipment sales	26,803	17,666	9,137	25.9%	20.7%	51.7%
Total revenues	103,436	85,417	18,019	100.0%	100.0%	21.1%
Cost of revenues:
Cost of compression and related services	32,621	31,380	1,241	31.5%	36.7%	4.0%
Cost of aftermarket services	11,250	11,157	93	10.9%	13.1%	0.8%
Cost of equipment sales	24,229	15,449	8,780	23.4%	18.1%	56.8%
Total cost of revenues	68,100	57,986	10,114	65.8%	67.9%	17.4%
Depreciation and amortization	18,532	17,367	1,165	17.9%	20.3%	6.7%
Selling, general and administrative expense	10,665	8,297	2,368	10.3%	9.7%	28.5%
Interest expense, net	13,299	11,433	1,866	12.9%	13.4%	16.3%
Series A Preferred fair value adjustment (income) expense	1,304	1,553	(249)	1.3%	1.8%	(16.0)%
Other (income) expense, net	(381)	3,204	(3,585)	(0.4)%	3.8%
Income (loss) before income taxes	(8,083)	(14,423)	6,340	(7.8)%	(16.9)%	(44.0)%
Provision (benefit) for income taxes	4,373	1,314	3,059	4.2%	1.5%	232.8%
Net income (loss)	$(12,456)	$(15,737)	$3,281	(12.0)%	(18.4)%	(20.8)%

Revenues

Compression and related services revenues increased by $9.3 million, or 17.3%, in the current year quarter compared to the prior year quarter. Growth in demand for compression services positively impacted our compression fleet utilization rates. Utilization of our medium-horsepower (101-1,000 HP) and high-horsepower (over 1,000 HP) compression fleets, which are used to provide services in natural gas gathering and transmission applications, have increased compared to the prior year quarter. As a result, the overall compression fleet horsepower utilization rate as of March 31, 2019 increased to 87.2% compared to 84.2% as of March 31, 2018. Our low horsepower compression fleet, which is primarily used to provide services for wellhead natural gas production enhancement, continues to experience lower utilization compared to the higher horsepower classes of our compression fleet. Primarily as a result of our medium-horsepower and high-horsepower compression fleets, we have seen our overall compression fleet horsepower utilization rate increase sequentially over the past two years. Increased demand has also led to improved customer contract pricing for compression services. In response to the overall improving demand for compression services, we continue to invest in growth capital projects to increase certain horsepower categories of our compression fleet.

Aftermarket services revenues decreased $0.4 million, or 3.0%, during the current year quarter compared to the prior year quarter. In the prior year quarter, we experienced increased sales backlog for aftermarket projects as well as an increase in requests for quotes for aftermarket services as our customers increased their maintenance capital expenditure activities and deployed compression units that were previously idle.

Equipment sales revenues increased $9.1 million, or 51.7%, during the current year quarter compared to the prior year quarter, as we continue to see improving demand. This increase is primarily due to the increased number of customer projects compared to the prior year quarter requiring fabrication, particularly projects requiring high-horsepower compressor packages. New equipment sales backlog was $93.9 million as of March 31, 2019 compared to $105.2 million and $102.5 million as of December 31, 2018 and March 31, 2018, respectively. Changes in our new equipment sales backlog are a function of additional customer orders less completed orders that result in equipment sales revenues. Our backlog associated with new equipment sales decreased from the prior year quarter as completed customer orders, recorded as revenue during the current quarter, exceeded new orders received during the current quarter. During the year ended December 31, 2018, we reached our highest backlog since 2014, some of which was recognized as revenues during the three months ended March 31, 2019. All of our new equipment sales backlog as of March 31, 2019 is expected to be recognized as revenues in 2019. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services and aftermarket services are typically more consistent and predictable.

Cost of revenues

The increase in the cost of compression and related services revenue, compared to the prior year quarter, was primarily due to the increased overall utilization of compressor packages. The costs of compression and related services as a percentage of compression and related services revenues were 51.8% and 58.4% during the current and prior year quarters, respectively. Costs of compression and related services as a percent of associated revenues decreased compared to the prior year quarter primarily due to improved customer contract pricing and internal efficiencies gained on repeat orders. Costs of aftermarket services increased slightly compared to the prior year quarter, despite a slight decrease in activity and parts sales due to the mix between parts and services during the periods.

Cost of equipment sales revenues increased in accordance with the increase in associated revenues. Costs of equipment sales as a percentage of equipment sales revenues increased primarily due to pricing on equipment orders placed in early 2018. We expect to capture greater margin on equipment sales included in our current backlog in future periods as the orders are completed.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense increased slightly compared to the prior year quarter due to increases in the compression services fleet.

Selling, general and administrative expense

Selling, general and administrative expenses increased during the current year quarter compared to the prior year quarter, largely due to increased employee expenses, including wages, incentives, benefits, and other employee related expenses of $2.1 million, and increased other general expenses of $0.3 million. As a result of these increases, selling, general and administrative expense as a percentage of revenues increased.

Interest expense, net

Interest expense, net, increased compared to the prior year quarter due to higher outstanding debt balances and higher interest rates associated with the issuance of our 7.50% Senior Secured Notes in March 2018. Interest expense, net, during the current and prior year quarter includes $0.7 million and $1.0 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

The Series A Preferred fair value adjustment was $1.3 million charged to earnings during the current year quarter compared to $1.6 million charged to earnings during the prior year quarter. As of March 31, 2019, the fair value of the Preferred Units was $20.9 million. Changes in the fair value of the Preferred Units may generate additional volatility to our earnings going forward.

Other (income) expense, net

Other (income) expense, net, was $0.4 million of income during the current year quarter, compared to $3.2 million of expense during the prior year quarter. This decrease in expense is primarily due to $3.5 million of unamortized deferred financing costs charged to other expense as a result of the termination of the previous credit agreement in the prior year quarter. The current year period includes approximately $0.4 million of redemption premium incurred in connection with the redemption of Preferred Units for cash.

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

Our effective tax rate for the three month period ended March 31, 2019, was negative 54.1% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. In addition, the application of ASC 740-270 "Income Taxes - Interim Reporting," resulted in an accrual of current income taxes for the three month period ended March 31, 2019 equal to approximately the full year estimate. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, financing transactions with TETRA, issuances of debt and equity securities, and leases, which we believe will be sufficient to meet our working capital and planned growth requirements during 2019. Continued competitive market environments have resulted in ongoing challenges in each of our domestic and international business regions. We are monitoring the 2019 spending plans of our customers due to oil price volatility and its impact on our customer's demand for our products and services. If oil prices decrease during 2019, our businesses could be negatively impacted. In addition, current conditions in the market for debt and equity securities in the energy sector have increased the difficulty of obtaining equity and debt financing to grow our business. Despite these challenges, we remain committed to a long-term growth strategy. Our near-term focus is to selectively expand our compression fleet to serve the growing demand for compression services, while continuing to preserve and enhance liquidity through strategic operating and financial measures.

On December 20, 2018, we announced that, given the decline in our common unit price, we were reducing our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter) for a period of up to four quarters, beginning with the February 2019 distribution. We intend to use the approximately $34 million of savings from the reduced distribution to redeem the remaining Preferred Units for cash and avoid the dilution to our common unitholders that would occur if the Preferred Units were converted into common units. The stated value of the Preferred Units as of May 8, 2019 was approximately $13.3 million.

We expect to fund any future capital expenditures, along with potential acquisitions, if any, with existing cash balances, cash flow generated from our operations, financing transactions with TETRA and funds received from the issuance of additional debt and equity securities. However, we are subject to business and operational risks that could materially adversely affect our cash flows and together with risks associated with current debt and equity market conditions, our ability or desire to issue such securities. Please read Part I, Item 1A "Risk Factors" included in our 2018 Annual Report.

Meeting increased demand for our compression services, both internationally and in the U.S., will require ongoing capital expenditure investment, which could be significant. The level of future growth capital expenditures depends on demand for compression services, the level of cash available to fund these expenditures, and our decisions whether to utilize available cash to fund distribution increases, retire debt or make capital expenditures. We anticipate capital expenditures in 2019 to range from $60.0 million to $65.0 million. These capital expenditures include approximately $18.0 million to $20.0 million of maintenance capital expenditures and approximately $42 million to $45 million of capital expenditures primarily associated with the expansion of our compression services fleet. We expect that the combination of $16.9 million of cash on hand at March 31, 2019 and operating cash flows expected to be generated during the remainder of the year will be sufficient to fund these capital expenditures without having to incur additional long-term debt and without having to access the equity markets. In addition to these capital expenditures, pursuant to agreements executed in February 2019, TETRA has agreed to purchase up to $15.0 million of new compression services equipment and lease it to us in exchange for a monthly rental fee. During the three months ended March 31, 2019, $2.4 million of the $15.0 million was paid to us from TETRA. As a result of this agreement, approximately 20,700 horsepower of additional compression equipment will be deployed, and we will have the right to purchase the equipment from TETRA at any time over the five year lease term. These anticipated 2019 growth plans are to expand our high-horsepower compression fleet by approximately 98,000 horsepower, focused on key customers as they look to their 2020 compression needs. However, if additional desired capital expenditures exceed available sources, and other financing sources are not available, we will not have the ability to expand our compression services fleet to meet the increased demand. We are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

On April 18, 2019, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2019 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit, on an annualized basis. Also on April 18, 2019, our General Partner approved the paid-in-kind distribution of 59,953 Preferred Units attributable to the quarter ended March 31, 2019, in accordance with the provisions of our partnership agreement, as amended. These quarterly distributions will be paid on May 15, 2019 to each of the holders of common units and to the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on May 1, 2019.

Cash Flows

A summary of our sources and uses of cash during the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	(In Thousands)
	2019	2018
Operating activities	$31,632	$(365)
Investing activities	(23,152)	(17,098)
Financing activities	(7,475)	108,717

Operating Activities

Net cash provided by operating activities increased by $32.0 million. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. The decrease in our backlog from December 31, 2018 is the result of converting backlog into revenue for completed orders during the current year quarter. New equipment sales orders generally take less than twelve months to build and deliver.

Cash provided from our foreign operations is subject to various uncertainties, including the volatility associated with interruptions caused by customer budgetary decisions, uncertainties regarding the renewal of our existing customer contracts, and other changes in contract arrangements, security concerns, the timing of collection of our receivables, and the repatriation of cash generated by our international operations.

Investing Activities

Capital expenditures during the three months ended March 31, 2019, increased by $6.1 million compared to the same period in 2018 primarily to grow and maintain the capacity of our compression fleet. As a result of overall improving demand for compression services, beginning in late 2017 we began growth capital expenditure projects to increase certain horsepower categories of our compression fleet. Maintenance capital expenditures also increased during the three months ended March 31, 2019 compared to the prior year period. Total capital expenditures, net of disposals and proceeds, during the current year period of $23.2 million include $5.7 million of maintenance capital expenditures and are net of $0.9 million of non-cash cost of fleet compression units sold. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2019 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted, subject to the availability of funds. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Beginning with the distribution to common unitholders during February 2019, we reduced our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). We intend to use the approximately $34 million of savings from the reduced distribution to redeem the remaining Preferred Units for cash and avoid the further dilution to our common unitholders that would occur if the Preferred Units were converted into common units. Accordingly, during the three months ended March 31, 2019, we distributed $0.5 million of cash distributions to our common unitholders and General Partner.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, and long-term and short-term borrowings. In addition to redeeming the remaining Preferred Units, we anticipate that we will utilize available cash to fund our anticipated growth capital expenditures. In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to purchase up to $15 million of new compression services equipment and agreed to lease it to us in exchange for a monthly rental fee. As of March 31, 2019, pursuant to this arrangement, $2.4 million has been paid to us from TETRA for the construction of new compression equipment.

Series A Convertible Preferred Units. The Preferred Units rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of Preferred Units receive quarterly distributions, which are paid in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price (or $1.2573 per Preferred Unit annualized) of their outstanding Preferred Units, subject to certain adjustments.

Unless otherwise redeemed for cash, a ratable portion of the Preferred Units has been, and will be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 and will end in August 2019 (each, a “Conversion Date”). Beginning with the January 2019 Conversion Date, we have elected to redeem the remaining Preferred Units for cash, resulting in 783,046 Preferred Units being redeemed during the three months ended March 31, 2019 for $9.4 million, which includes approximately $0.4 million of redemption premium that was paid. Including the impact of paid in kind distributions of Preferred Units and the conversions of Preferred Units into common units, and the redemptions of Preferred Units for cash, the total number of Preferred Units outstanding as of March 31, 2019 was 1,779,417. As of May 8, 2019, the total number of Preferred Units outstanding was 1,165,756, having an aggregate stated value of approximately $13.3 million.

The fair value of the Preferred Units as of March 31, 2019 was $20.9 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the Preferred Units, are non-cash charges or credits associated with the Preferred Units.

     Bank Credit Facilities. The Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of the Partnership’s and any other Borrowers’ accounts receivable. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the Credit Agreement. As of March 31, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $18.4 million.

The maturity date of the Credit Agreement is June 29, 2023. As of March 31, 2019, we had no outstanding balance and had $3.5 million in letters of credit against our Credit Agreement. As of May 8, 2019, we have no balance outstanding under our Credit Agreement and $5.3 million in letters of credit, leaving availability under the CCLP Credit Agreement of $16.6 million.

7.50% Senior Secured Notes. As of May 8, 2019, $350.0 million in aggregate principal amount of our 7.50% Senior Secured Notes are outstanding. The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum and are scheduled to mature on April 1, 2025.

7.25% Senior Notes. As of May 8, 2019, $295.9 million in aggregate principal amount of our 7.25% Senior Notes are outstanding. The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum and are scheduled to mature on August 15, 2022.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Recently Adopted Accounting Guidance

We adopted the new lease accounting standard on January 1, 2019. The new lease standard had a material impact to our consolidated financial statements, resulting from the inclusion of operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheet. Refer to Part I, Item 1. Financial Statements- Note A - "Organization, Basis of Presentation and Significant Accounting Policies" and Note J - “Leases” for further discussion.
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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first three months of 2019, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

For additional information about our contractual obligations as of December 31, 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report.
Cautionary Statement for Purposes of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” and information based on our beliefs and those of our general partner. Forward-looking statements in this Quarterly Report are identifiable by the use of the following words, the negative of such words, and other similar words: “anticipates”, “assumes”, “believes”, “budgets”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “intends”, “may”, “might”, “plans”, “predicts”, “projects”, “schedules”, “seeks”, “should, “targets”, “will” and “would”.

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our 2018 Annual Report, and as included in our other filings with the U.S. Securities and Exchange Commission ("SEC"), which are available free of charge on the SEC website at www.sec.gov.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our 2018 Annual Report. We depend on domestic and international demand for and production of natural gas and oil and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could impact our revenues and cash available for distribution to our common unitholders in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

Through March 31, 2019, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our 2018 Annual Report. There is no balance outstanding under the Credit Agreement as of March 31, 2019. As such, we currently do not have any long-term debt obligations that have a variable rate of interest.

Exchange Rate Risk

As of March 31, 2019, there have been no material changes pertaining to our exchange rate exposures as disclosed in our 2018 Annual Report.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2019, the end of the period covered by this quarterly report.

In connection with the adoption of the new lease accounting standard on January 1, 2019, we evaluated and updated certain internal controls to facilitate the proper capture and assessment of contractual information required to support proper preparation of financial information upon adoption.
There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

 There have been no material changes in the information pertaining to our Risk Factors as disclosed in our 2018 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2019	—	$—	N/A	N/A
February 1 – February 28, 2019	—	—	N/A	N/A
March 1 – March 31, 2019	—	—	N/A	N/A
Total	—		N/A	N/A
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1*	Form of Director Restricted Unit Agreement
10.2*	Form of Performance Phantom Unit Agreement
10.3*	Form of Phantom Unit Agreement
10.4*	Form of Non-Employee Director Phantom Unit Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2019 and 2018; (iii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (iv) Consolidated Statement of Partners’ Capital for the three month period ended March 31, 2019; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	May 8, 2019	By:	/s/Owen Serjeant
Owen Serjeant, President
Principal Executive Officer

Date:	May 8, 2019	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer
Principal Financial Officer

Date:	May 8, 2019	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer