Form 10-Q
period 2019-06-30
CSI Compressco LP
filed 2019-08-08
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2019

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
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Securities registered pursuant to Section 12(b) of the Act:

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
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]
As of August 7, 2019, there were 47,070,886 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Compression and related services	$64,546	$56,709	$127,578	$110,444
Aftermarket services	18,169	15,094	31,770	29,110
Equipment sales	53,141	28,119	79,944	45,785
Total revenues	135,856	99,922	239,292	185,339
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	30,520	30,509	63,141	61,889
Cost of aftermarket services	15,428	12,841	26,678	23,998
Cost of equipment sales	47,402	24,158	71,631	39,607
Total cost of revenues	93,350	67,508	161,450	125,494
Depreciation and amortization	19,054	17,448	37,586	34,815
Impairments and other charges	2,311	—	2,311	—
Selling, general, and administrative expense	10,974	10,849	21,639	19,146
Interest expense, net	13,045	13,823	26,344	25,256
Series A Preferred fair value adjustment (income) expense	166	(586)	1,470	967
Other (income) expense, net	607	(378)	226	2,826
Loss before income tax provision	(3,651)	(8,742)	(11,734)	(23,165)
Provision (benefit) for income taxes	(704)	850	3,669	2,164
Net loss	$(2,947)	$(9,592)	$(15,403)	$(25,329)
General partner interest in net loss	$(42)	$(154)	$(219)	$(418)
Common units interest in net loss	$(2,905)	$(9,438)	$(15,184)	$(24,911)

Net loss per common unit:
Basic	$(0.06)	$(0.23)	$(0.32)	$(0.63)
Diluted	$(0.06)	$(0.23)	$(0.32)	$(0.63)
Weighted average common units outstanding:
Basic	47,040,714	40,401,551	46,936,240	39,563,972
Diluted	47,040,714	40,401,551	46,936,240	39,563,972

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,947)	$(9,592)	$(15,403)	$(25,329)
Foreign currency translation adjustment, net of tax of $0 in 2019 and 2018	128	(2,873)	400	(3,522)
Comprehensive loss	$(2,819)	$(12,465)	$(15,003)	$(28,851)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,296	$15,858
Trade accounts receivable, net of allowances for doubtful accounts of $1,368 as of June 30, 2019 and $1,229 as of December 31, 2018	70,382	65,067
Inventories	65,765	65,222
Prepaid expenses and other current assets	5,168	5,600
Total current assets	145,611	151,747
Property, plant, and equipment:
Land and building	34,999	35,024
Compressors and equipment	937,664	913,488
Vehicles	10,053	10,354
Construction in progress	44,680	41,086
Total property, plant, and equipment	1,027,396	999,952
Less accumulated depreciation	(379,159)	(358,633)
Net property, plant, and equipment	648,237	641,319
Other assets:
Deferred tax asset	13	13
Intangible assets, net of accumulated amortization of $26,270 as of June 30, 2019 and $24,790 as of December 31, 2018	29,498	30,978
Operating lease right-of-use assets	8,935	—
Other assets	3,898	2,687
Total other assets	42,344	33,678
Total assets	$836,192	$826,744
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$42,578	$33,408
Unearned income	30,830	24,898
Accrued liabilities and other	35,905	32,530
Amounts payable to affiliates	10,086	3,517
Total current liabilities	119,399	94,353
Other liabilities:
Long-term debt, net	634,373	633,013
Series A Preferred Units	9,000	30,900
Deferred tax liabilities	1,989	1,012
Long-term affiliate payable	11,142	—
Operating lease liabilities	4,955	—
Other long-term liabilities	39	63
Total other liabilities	661,498	664,988
Commitments and contingencies
Partners' capital:
General partner interest	273	505
Common units (47,064,859 units issued and outstanding at June 30, 2019 and 45,769,019 units issued and outstanding at December 31, 2018)	69,708	81,984
Accumulated other comprehensive income (loss)	(14,686)	(15,086)
Total partners' capital	55,295	67,403
Total liabilities and partners' capital	$836,192	$826,744

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2018	$505	45,769	$81,984	$(15,086)	$67,403
Net Loss	(177)	—	(12,279)	—	$(12,456)
Distributions ($0.01 per unit)	(6)	—	(470)	—	$(476)
Equity compensation	—	—	312	—	$312
Vesting of Phantom Units	—	117	—	—	$—
Conversions of Series A Preferred	—	1,113	3,048	—	$3,048
Translation adjustment, net of taxes of $0	—	—	—	272	$272
Other	—	—	(69)	—	$(69)
Balance at March 31, 2019	$322	46,999	$72,526	$(14,814)	$58,034
Net Loss	$(42)	—	$(2,905)	$—	$(2,947)
Distributions ($0.01 per unit)	(7)	—	(469)	—	(476)
Equity compensation	—	—	568	—	568
Vesting of Phantom Units	—	66	—	—	—
Conversions of Series A Preferred	—	—	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	128	128
Other	—	—	(12)	—	(12)
Balance at June 30, 2019	$273	47,065	$69,708	$(14,686)	$55,295

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2017	$1,618	37,618	$104,898	$(11,489)	$95,027
Net loss	(264)	—	(15,473)	$—	$(15,737)
Distributions ($0.1875 per unit)	(126)	—	(7,186)	—	(7,312)
Equity compensation, net	—	—	(655)	—	(655)
Vesting of Phantom Units	—	32	—	—	—
Conversions of Series A Preferred	—	1,778	11,555	—	11,555
Translation adjustment, net of taxes of $0	—	—	—	(649)	(649)
Other	—	—	—	—	—
Balance at March 31, 2018	$1,228	39,428	$93,139	$(12,138)	$82,229
Net loss	(154)	—	(9,438)	—	(9,592)
Distributions ($0.3750 per unit)	(127)	—	(7,489)	—	(7,616)
Equity compensation, net	—	—	356	—	356
Vesting of Phantom Units	—	96	—	—	—
Conversions of Series A Preferred	—	1,663	10,602	—	10,602
Translation adjustment, net of taxes of $0	—	—	—	(2,873)	(2,873)
Balance at June 30, 2018	$947	41,187	$87,170	$(15,011)	$73,106

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$(15,403)	$(25,329)
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	37,586	34,815
Impairment of long-lived assets	2,311	—
Provision for deferred income taxes	946	172
Series A Preferred redemption premium	1,069	—
Series A Preferred paid in kind distributions in interest expense	1,061	3,246
Series A Preferred fair value adjustments	1,470	967
Equity compensation expense	955	(108)
Provision for doubtful accounts	272	322
Amortization of deferred financing costs	1,180	1,345
Expense for unamortized finance costs	—	3,541
Other non-cash charges and credits	374	366
(Gain) loss on sale of property, plant, and equipment	(262)	24
Changes in operating assets and liabilities:
Accounts receivable	(5,254)	(13,150)
Inventories	(5,378)	(23,659)
Prepaid expenses and other current assets	491	(1,504)
Accounts payable and accrued expenses	19,942	15,145
Other	(1,018)	(466)
Net cash provided by (used in) operating activities	40,342	(4,273)
Investing activities:
Purchases of property, plant, and equipment, net	(39,586)	(47,262)
Advances and other investing activities	—	34
Net cash used in investing activities	(39,586)	(47,228)
Financing activities:
Proceeds from long-term debt	—	380,000
Payments of long-term debt	(67)	(258,000)
Cash redemptions of Preferred Units	(22,452)	—
Distributions	(952)	(14,928)
Debt issuance costs	—	(7,662)
Advances from affiliate	11,142	—
Net cash provided by (used in) financing activities	(12,329)	99,410
Effect of exchange rate changes on cash	11	65
Increase (decrease) in cash and cash equivalents	(11,562)	47,974
Cash and cash equivalents at beginning of period	15,858	7,601
Cash and cash equivalents at end of period	$4,296	$55,575
Supplemental cash flow information:
Interest paid	$23,852	$14,041
Income taxes paid	$1,958	$2,080

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2019, and for the three and six month periods ended June 30, 2019 and 2018, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2019.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2018 and notes thereto included in our 2018 Annual Report on Form 10-K, which we filed with the SEC on March 4, 2019.

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

Impairments and Other Charges

During the three month period ending June 30, 2019, we recorded impairments of $2.3 million on certain units of our low-horsepower compression fleet, reflecting our decision to dispose of these units upon management's determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment. A recoverability analysis was performed on the remaining low-horsepower fleet and we concluded that the remaining fleet was recoverable from estimated future cash flows.

Foreign Currencies

Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with our international operations. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.04) million and $(1.0) million during the three and six month periods ended June 30, 2019, respectively, and $0.5 million and $(0.6) million during the three and six month periods ended June 30, 2018, respectively.

Leases

As a lessee, unless the lease meets the criteria of short-term and is excluded per our policy election described below, we initially recognize a lease liability and related right-of-use asset on the commencement date. The right-of-use asset represents our right to use an underlying asset and the lease liability represents our obligation to make lease payments to the lessor over the lease term.

All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of June 30, 2019. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term, if it is reasonably certain that we would exercise the option.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and six month periods ended June 30, 2019 and June 30, 2018, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive. Diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units, discussed in Note D - "Series A Convertible Preferred Units", had been converted as of the beginning of the period presented. The number of common units that may be issued upon future conversion of the Preferred Units is excluded from the calculation of diluted common units for the three and six month periods ended June 30, 2019 and 2018 as the impact would be anti-dilutive.

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

On April 18, 2019, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2019 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. Also on April 18, 2019, our General Partner approved the paid in kind distribution of 59,953 Preferred Units attributable to the quarter ended March 31, 2019 in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on May 15, 2019, to each of the holders of common units and the holders of the Preferred Units in the aggregate, respectively, of record as of the close of business on May 1, 2019.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220)" that gives entities the option to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. This was effective for us on January 1, 2019, however, as we do not have associated tax effects in accumulated other comprehensive income, there was no impact.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.
NOTE B – INVENTORIES

Components of inventories as of June 30, 2019 and December 31, 2018, are as follows:

	June 30, 2019	December 31, 2018
	(In Thousands)
Parts and supplies	$40,020	$43,538
Work in progress	25,745	21,684
Total inventories	$65,765	$65,222

Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2019	December 31, 2018
	Scheduled Maturity	(In Thousands)
Credit Agreement	June 2023	—	—
7.25% Senior Notes (presented net of the unamortized discount of $2 million as of June 30, 2019 and $2.2 million as of December 31, 2018 and unamortized deferred financing costs of $3.4 million as of June 30, 2019 and $3.9 million as of December 31, 2018)	August 2022	290,615	289,797
7.50% Senior Secured Notes (presented net of the unamortized deferred financing costs of $6.2 million as of June 30, 2019 and $6.8 million as of December 31, 2018)	April 2025	343,758	343,216
		634,373	633,013
Less current portion		—	—
Total long-term debt		$634,373	$633,013

There was no balance outstanding under the Credit Agreement as of June 30, 2019. As of June 30, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $22.2 million.

On June 26, 2019, we entered into an amendment of the Credit Agreement that, among other things, revised and increased the borrowing base, including adding the value of certain inventory in the determination of the borrowing base.

Our credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of June 30, 2019.

Refer to Note F - "Related Party Transactions," for a discussion of our long-term affiliate payable to TETRA.
NOTE D – SERIES A CONVERTIBLE PREFERRED UNITS

During 2016, we issued an aggregate of 6,999,126 Preferred Units for a cash purchase price of $11.43 per Preferred Unit (the “Issue Price”). One of the purchasers was TETRA, which purchased 874,891 of the Preferred Units at the aggregate Issue Price of $10.0 million.

Unless otherwise redeemed for cash, a ratable portion of the Preferred Units has been, and may be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 and will end in August 2019 (each, a “Conversion Date”). Based on the number of Preferred Units outstanding as of June 30, 2019, the maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is approximately 4.3 million common units; however, the Partnership may, at its option, pay cash, or a combination of cash and common units, to the holders of Preferred Units instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated Partnership Agreement and the Credit Agreement. Beginning with the January 2019 Conversion Date, we have elected to redeem the remaining Preferred Units for cash, resulting in 1,870,681 Preferred Units being redeemed during the six months ended June 30, 2019 for $22.5 million, which includes approximately $1.1 million of redemption premium that was paid and charged to other (income) expense, net in the accompanying consolidated statements of operations. The total number of Preferred Units outstanding as of June 30, 2019 was 751,736. The last redemption of the remaining 375,868 Preferred Units, along with a final cash payment made in lieu of paid in kind units for the quarter ended June 30, 2019, for an aggregate cash payment of $5.0 million, is scheduled to occur on August 8, 2019.

The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheets. The fair value of the Preferred Units as of June 30, 2019 was $9.0 million. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of June 30, 2019, the theoretical number of common units that would be issued if all of the outstanding Preferred Units were converted on June 30, 2019 on the same basis as the monthly conversions would be approximately 2.7 million common units, with an aggregate market value of $9.7 million. A $1 decrease in the Conversion Price would result in the issuance of approximately 1.3 million additional common units pursuant to these conversion provisions.
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

Derivative Contracts

As of June 30, 2019, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$7,858	19.09	7/19/2019

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

The fair values of our foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of June 30, 2019 and December 31, 2018, are as follows:

Foreign currency derivative instruments	Balance Sheet	Fair Value at
	Location	June 30, 2019	December 31, 2018
		(In Thousands)
Forward sale contracts	Current assets	$64	$—
Forward sale contracts	Current liabilities	—	(98)
Net asset (liability)		$64	$(98)

None of our foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six month periods ended June 30, 2019 we recognized $0.2 million and $0.3 million, respectively, of net (gains) losses associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations. During the three and six month periods ended June 30, 2018, we recognized $0.7 million and $0.2 million, respectively, of net (gains) losses associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

A summary of these recurring fair value measurements by valuation hierarchy as of June 30, 2019 and December 31, 2018 is as follows:

		Fair Value Measurements Using
Description	Total as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$(9,000)	$—	$—	$(9,000)
Asset for foreign currency derivative contracts	64	—	64	—
	$(8,936)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2018
	(In Thousands)
Series A Preferred Units	$(30,900)	$—	$—	$(30,900)
Liability for foreign currency derivative contracts	(98)	—	(98)	—
	$(30,998)

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and variable-rate long-term debt pursuant to our Credit Agreement approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at June 30, 2019 and December 31, 2018 were approximately $267.1 million and $266.3 million, respectively. Those fair values compare to aggregate principal amounts of such notes at June 30, 2019 and December 31, 2018 of $295.9 million. The fair values of our long-term 7.50% Senior Secured Notes at June 30, 2019 and December 31, 2018 were approximately $344.8 million and $332.5 million, respectively. These fair values compare to an aggregate principal amount of such notes at June 30, 2019 and December 31, 2018 of $350.0 million. We based the fair values of our 7.25% Senior Notes and our 7.50% Senior Secured Notes as of June 30, 2019 on recent trades for these notes.
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

TETRA and General Partner Ownership

As of June 30, 2019, TETRA's ownership interest in us was approximately 34% of the outstanding common units, 12.6% of the outstanding Preferred Units, and an approximately 1.4% general partner interest, through which it holds incentive distribution rights.

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA has agreed to fund the construction of and purchase up to $15.0 million of new compressor services equipment and lease it to us in exchange for a monthly rental fee. As of June 30, 2019, pursuant to this arrangement, $11.1 million has been funded by TETRA for the construction of new compressor equipment and is included in long-term affiliate payable in our consolidated balance sheet.
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

Our effective tax rate for the six month period ended June 30, 2019, was negative 31.3% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. In addition, the application of ASC 740-270 "Income Taxes - Interim Reporting," resulted in an accrual of current income taxes for the six month period ended June 30, 2019 equal to approximately the full year estimate. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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
NOTE I – REVENUE FROM CONTRACTS WITH CUSTOMERS

Performance Obligations. Revenue is generally recognized when we transfer control of our products or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services to our customers.

Compression and related services. For compression services revenues recognized over time, our customer contracts typically provide agreed upon monthly service rates and we recognize service revenue based upon the number of days that services have been performed. We receive cash equal to the invoice price for most product sales and services and payment terms typically range from 30 to 60 days from the date we invoice our customer. With the exception of the initial terms of our compression services contracts of our medium- and high-horsepower compressor packages, our customer contracts are generally for terms of one year or less. Since the period between when we deliver products or services and when the customer pays for such products or services is not expected to exceed one year, we have elected not to calculate or disclose a financing component for our customer contracts.

Depending on the terms of the arrangement, we may also defer the recognition of revenue for a portion of the consideration received because we have to satisfy a future performance obligation. For example, consideration received from customers during the fabrication of new compressor packages is typically deferred until control of the compressor package is transferred to our customer. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period. As of June 30, 2019, we had $45.3 million of remaining performance obligations related to our compression service contracts. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than 12 months and does not consider the effects of the time value of money. The remaining performance obligations, and associated revenues, will be recognized through 2023 as follows:

	2019	2020	2021	2022	2023	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$19,830	$19,279	$6,108	$101	$—	$45,318

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

Contract Assets and Liabilities. We consider contract assets to be trade accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain instances, particularly those requiring customer specific documentation prior to invoicing, our invoicing of the customer is delayed until certain documentation requirements are met. In those cases, we recognize a contract asset rather than a billed trade accounts receivable until we are able to invoice the customer. Our contract asset balances, primarily associated with these documentation requirements, were $8.0 million and $5.9 million as of June 30, 2019 and December 31, 2018, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

We classify contract liabilities as Unearned Income in our consolidated balance sheets. Such unearned income typically results from advance payments received on orders for new compressor equipment prior to the time such equipment is completed and transferred to the customer in accordance with the customer contract. The following table reflects changes in our contract liabilities for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
Unearned income, beginning of period	$24,898	$15,526
Additional unearned income	83,640	57,509
Revenue recognized	(77,708)	(44,594)
Unearned income, end of period	$30,830	$28,441

During the six months ended June 30, 2019, we recognized in product sales revenue $18.7 million from unearned income that was deferred as of December 31, 2018. During the six months ended June 30, 2018, we recognized in product sales revenue of $13.8 million from unearned income that was deferred as of our adoption of ASC 606 on January 1, 2018.

Contract Costs. As of June 30, 2019, contract costs are immaterial.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers by geography based on the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
			(In Thousands)
Compression and related services
U.S.	$55,620	$48,720	$109,637	$95,124
International	8,926	7,989	17,941	15,320
	64,546	56,709	127,578	110,444
Aftermarket services
U.S.	17,757	14,385	31,076	27,738
International	412	709	694	1,372
	18,169	15,094	31,770	29,110
Equipment sales
U.S.	52,744	28,119	78,924	45,341
International	397	—	1,020	444
	53,141	28,119	79,944	45,785
Total Revenue
U.S.	126,121	91,224	219,637	168,203
International	9,735	8,698	19,655	17,136
	$135,856	$99,922	$239,292	$185,339
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

Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Components of lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), were $1.9 million and $3.7 million for the three and six month periods ended June 30, 2019, respectively, of which, $0.5 million and $1.0 million respectively, related to short-term leases. Variable rent expense was not material.

Operating lease supplemental cash flow information:

Six Months Ended June 30, 2019
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$2,285

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,663

Supplemental balance sheet information:

June 30, 2019
(In Thousands)
Operating leases:
Operating right-of-use asset	$8,935

Accrued liabilities and other	$3,980
Operating lease liabilities	4,955
Total operating lease liabilities	$8,935

Additional operating lease information:

June 30, 2019
Weighted average remaining lease term:
Operating leases	3.55 Years

Weighted average discount rate:
Operating leases	6.73%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year, consist of the following at June 30, 2019:

Operating Leases
(In Thousands)

Remainder of 2019	$2,200
2020	3,953
2021	1,937
2022	500
2023	286
Thereafter	1,342
Total lease payments	10,218
Less imputed interest	(1,283)
Total lease liabilities	$8,935
NOTE K – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million and $350.0 million in aggregate principal amounts outstanding of the 7.25% Senior Notes and 7.50% Senior Secured Notes, respectively, as of June 30, 2019 are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured and secured basis, respectively, by certain of our domestic restricted subsidiaries.

Condensed Consolidating Balance Sheet
June 30, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$118,396	$27,215	$—	$145,611
Property, plant, and equipment, net	—	619,448	28,789	—	648,237
Investments in subsidiaries	160,645	24,518	—	(185,163)	—
Operating lease right-of-use assets	—	8,390	545	—	8,935
Intangible and other assets, net	—	30,734	2,675	—	33,409
Intercompany receivables	554,405	—	—	(554,405)	—
Total non-current assets	715,050	683,090	32,009	(739,568)	690,581
Total assets	$715,050	$801,486	$59,224	$(739,568)	$836,192

LIABILITIES AND PARTNERS' CAPITAL
Amounts payable to affiliates	—	6,133	3,953	—	10,086
Other current liabilities	$16,382	$89,202	$3,729	$—	$109,313
Long-term debt, net	634,373	—	—	—	634,373
Series A Preferred Units	9,000	—	—	—	9,000
Operating lease liabilities	—	4,537	418	—	4,955
Intercompany payables	—	528,889	25,516	(554,405)	—
Other long-term liabilities	—	12,080	1,090	—	13,170
Total liabilities	659,755	640,841	34,706	(554,405)	780,897
Total partners' capital	55,295	160,645	24,518	(185,163)	55,295
Total liabilities and partners' capital	$715,050	$801,486	$59,224	$(739,568)	$836,192

Condensed Consolidating Balance Sheet
December 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$128,084	$23,663	$—	$151,747
Property, plant, and equipment, net	—	614,982	26,337	—	641,319
Investments in subsidiaries	146,852	21,330	—	(168,182)	—
Intangible and other assets, net	—	31,874	1,804	—	33,678
Intercompany receivables	599,145	—	—	(599,145)	—
Total non-current assets	745,997	668,186	28,141	(767,327)	674,997
Total assets	$745,997	$796,270	$51,804	$(767,327)	$826,744

LIABILITIES AND PARTNERS' CAPITAL
Amounts payable to affiliates	—	—	3,517	—	3,517
Other current liabilities	$14,681	$72,985	$3,170	$—	$90,836
Long-term debt, net	633,013	—	—	—	633,013
Series A Preferred Units	30,900	—	—	—	30,900
Intercompany payables	—	576,242	22,903	(599,145)	—
Other long-term liabilities	—	191	884	—	1,075
Total liabilities	678,594	649,418	30,474	(599,145)	759,341
Total partners' capital	67,403	146,852	21,330	(168,182)	67,403
Total liabilities and partners' capital	$745,997	$796,270	$51,804	$(767,327)	$826,744

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$128,611	$9,337	$(2,092)	$135,856
Cost of revenues (excluding depreciation and amortization expense)	—	89,276	6,166	(2,092)	93,350
Selling, general, and administrative expense	590	9,736	648	—	10,974
Depreciation and amortization	—	18,045	1,009	—	19,054
Impairment and other charges	—	2,311	—	—	2,311
Interest expense, net	12,964	81	—	—	13,045
Series A Preferred FV Adjustment expense	166	—	—	—	166
Other (income) expense, net	622	23	(38)	—	607
Equity in net income (loss) of subsidiaries	(11,395)	(1,051)	—	12,446	—
Income (loss) before income tax provision	(2,947)	10,190	1,552	(12,446)	(3,651)
Provision (benefit) for income taxes	—	(1,205)	501	—	(704)
Net income (loss)	(2,947)	11,395	1,051	(12,446)	(2,947)
Other comprehensive income (loss)	128	128	—	(128)	128
Comprehensive income (loss)	$(2,819)	$11,523	$1,051	$(12,574)	$(2,819)

Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$226,672	$18,371	$(5,751)	$239,292
Cost of revenues (excluding depreciation and amortization expense)	—	155,015	12,186	(5,751)	161,450
Selling, general, and administrative expense	955	19,561	1,123	—	21,639
Depreciation and amortization	—	35,599	1,987	—	37,586
Impairment and other charges	—	2,311	—	—	2,311
Interest expense, net	26,256	88	—	—	26,344
Series A Preferred FV Adjustment expense	1,470	—	—	—	1,470
Other (income) expense, net	1,069	168	(1,011)	—	226
Equity in net income (loss) of subsidiaries	(14,347)	(3,189)	—	17,536	—
Income (loss) before income tax provision	(15,403)	17,119	4,086	(17,536)	(11,734)
Provision (benefit) for income taxes	—	2,772	897	—	3,669
Net income (loss)	(15,403)	14,347	3,189	(17,536)	(15,403)
Other comprehensive income (loss)	400	400	—	(400)	400
Comprehensive income (loss)	$(15,003)	$14,747	$3,189	$(17,936)	$(15,003)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$94,145	$8,080	$(2,303)	$99,922
Cost of revenues (excluding depreciation and amortization expense)	—	64,531	5,280	(2,303)	67,508
Selling, general, and administrative expense	496	9,723	630	—	10,849
Depreciation and amortization	—	16,674	774	—	17,448
Interest expense, net	14,042	(219)	—	—	13,823
Series A Preferred FV Adjustment (income)	(586)	—	—	—	(586)
Other (income) expense, net	—	(625)	247	—	(378)
Equity in net income (loss) of subsidiaries	(4,360)	(1,433)	—	5,793	—
Income (loss) before income tax provision	(9,592)	5,494	1,149	(5,793)	(8,742)
Provision (benefit) for income taxes	—	1,134	(284)	—	850
Net income (loss)	(9,592)	4,360	1,433	(5,793)	(9,592)
Other comprehensive income (loss)	(2,873)	(2,873)	—	2,873	(2,873)
Comprehensive income (loss)	$(12,465)	$1,487	$1,433	$(2,920)	$(12,465)

Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$173,535	$15,466	$(3,662)	$185,339
Cost of revenues (excluding depreciation and amortization expense)	—	118,820	10,336	(3,662)	125,494
Selling, general, and administrative expense	(108)	18,161	1,093	—	19,146
Depreciation and amortization	—	33,318	1,497	—	34,815
Interest expense, net	22,141	3,115	—	—	25,256
Series A Preferred FV Adjustment expense	967	—	—	—	967
Other (income) expense, net	—	3,710	(884)	—	2,826
Equity in net income (loss) of subsidiaries	2,329	(2,931)	—	602	—
Income (loss)before income tax provision	(25,329)	(658)	3,424	(602)	(23,165)
Provision (benefit) for income taxes	—	1,671	493	—	2,164
Net income (loss)	(25,329)	(2,329)	2,931	(602)	(25,329)
Other comprehensive income (loss)	(3,522)	(3,522)	—	3,522	(3,522)
Comprehensive income (loss)	$(28,851)	$(5,851)	$2,931	$2,920	$(28,851)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$37,907	$2,435	$—	$40,342
Investing activities:
Purchases of property, plant, and equipment, net	—	(36,379)	(3,207)	—	(39,586)
Advances and other investing activities	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(36,379)	(3,207)	—	(39,586)
Financing activities:
Proceeds from long-term debt	—	—	—	—	—
Payments of long-term debt	—	(67)	—	—	(67)
Cash redemptions of Preferred Units	(22,452)	—	—	—	(22,452)
Distributions	(952)	—	—	—	(952)
Intercompany contribution (distribution)	23,404	(23,404)	—	—	—
Advances from affiliate	—	11,142	—	—	11,142
Net cash provided by (used in) financing activities	—	(12,329)	—	—	(12,329)
Effect of exchange rate changes on cash	—	—	11	—	11
Increase (decrease) in cash and cash equivalents	—	(10,801)	(761)	—	(11,562)
Cash and cash equivalents at beginning of period	—	14,148	1,710	—	15,858
Cash and cash equivalents at end of period	$—	$3,347	$949	$—	$4,296

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(10,424)	$6,151	$—	$(4,273)
Investing activities:
Purchases of property, plant, and equipment, net	—	(43,482)	(3,780)	—	(47,262)
Advances and other investing activities	—	34	—	—	34
Net cash provided by (used in) investing activities	—	(43,448)	(3,780)	—	(47,228)
Financing activities:
Proceeds from long-term debt	343,800	36,200	—	—	380,000
Payments of long-term debt	—	(258,000)	—	—	(258,000)
Distributions	(14,928)	—	—	—	(14,928)
Other financing activities	(7,662)	—	—	—	(7,662)
Intercompany contribution (distribution)	(321,210)	321,210	—	—	—
Net cash provided by (used in) financing activities	—	99,410	—	—	99,410
Effect of exchange rate changes on cash	—	—	65	—	65
Increase (decrease) in cash and cash equivalents	—	45,538	2,436	—	47,974
Cash and cash equivalents at beginning of period	—	4,197	3,404	—	7,601
Cash and cash equivalents at end of period	$—	$49,735	$5,840	$—	$55,575
NOTE L – SUBSEQUENT EVENTS

On July 19, 2019, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2019 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit, on an annualized basis. This distribution will be paid on August 14, 2019 to each of the holders of common units of record as of the close of business on August 1, 2019.

On July 8, 2019, 375,868 Preferred Units were redeemed for $4.5 million.

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

Business Overview

The construction of infrastructure to alleviate current takeaway capacity constraints that are limiting production and new drilling in the Permian Basin has continued to contribute to increased demand for compressor equipment and services. This growth in demand continues to drive increases in our compression services and equipment sales revenues, through increased activity and customer contract pricing. Our second quarter utilization rates in our overall compression service fleet increased to 89.1% as of June 30, 2019 and for our high-horsepower class, the utilization rate increased to 97.1% at June 30, 2019. This represents the highest overall utilization rate since the acquisition of Compressor Systems, Inc. ("CSI") in 2014. Our high-horsepower (over 1,000 horsepower) compression fleet now represents 47.8% of total horsepower in our fleet. In addition to increasing our utilization rates, the increase in demand has provided us the ability to benefit from improved contract pricing on newly deployed equipment as well as increased pricing on previously deployed equipment when contracts are renewed. As overall industry utilization of high-horsepower compressor equipment approaches maximum levels, customer demand for aftermarket services and parts has increased for maintenance and overhaul of customer-owned compression fleets. Our new equipment sales backlog was $59.7 million as of June 30, 2019 and $105.2 million as of December 31, 2018. The decrease is the result of converting backlog into revenue for completed orders during the first half of the year in excess of new orders received during the period. New equipment sales orders generally take less than twelve months to build and deliver.

In light of the current high demand for compression services, our focus remains on our ability to appropriately expand and maintain our compression equipment fleet in order to serve our customers. As we seek to minimize long-term debt borrowings under our Credit Agreement and senior notes, we are supplementing available cash and operating cash flows with other forms of financing, including our February 2019 agreement with TETRA, which provided funding for the expansion of our compression equipment fleet. As a result of this agreement, beginning in July 2019, approximately 20,700 horsepower of additional compressor equipment will be deployed, and we will have the right to purchase the equipment from TETRA at any time over the five year lease term. These anticipated 2019 growth plans are expected to expand our high-horsepower compression fleet by approximately 98,000 horsepower, focused on key customers as they look to their 2020 compression needs. However, if additional desired capital expenditures exceed available sources, and other financing sources are not available, we will not have the ability to expand our compression services fleet to meet the increased demand. We continue to review other financing options available to fund our growth.
How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, quarter-to-quarter, year-to-date, and year-to-year comparisons and as compared to budget. This analysis is useful in identifying adverse cost trends and allows us to investigate the cause of these trends and implement remedial measures if possible. The most significant portions of our operating expenses are for our field labor, repair and maintenance of our equipment, and for fuel and other supplies consumed while providing our services. The costs of other materials consumed while performing our services, ad valorem taxes, other labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with our level of activity.

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and six month period ended June 30, 2019, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, consisting of impairments, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, write-off of unamortized financing costs, and excluding Series A Preferred redemption premiums, and severance. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, including investors, to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and general partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to our competitors; and

•	determine our ability to service debt and fund capital expenditures.

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Net loss	$(2,947)	$(9,592)	$(15,403)	$(25,329)
Provision (benefit) for income taxes	(704)	850	3,669	2,164
Depreciation and amortization	19,054	17,448	37,586	34,815
Impairments and other charges	2,464	—	2,464	—
Interest expense, net	13,045	13,823	26,344	25,256
Equity compensation	590	496	955	(108)
Expense for unamortized finance costs	—	—	—	3,541
Series A Preferred redemption premium	621	—	1,069	—
Series A Preferred fair value adjustments	166	(586)	1,470	967
Severance	—	12	—	12
Non-cash cost of compressors sold	98	811	1,038	1,135
Other	376	—	376	—
Adjusted EBITDA	$32,763	$23,262	$59,568	$42,453

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
Cash flow from operating activities	$40,342	$(4,273)
Changes in current assets and current liabilities	(8,783)	23,634
Deferred income taxes	(946)	(172)
Other non-cash charges	(1,411)	(2,057)
Interest expense, net	26,344	25,256
Series A Preferred accrued paid in kind distributions	(1,061)	(3,246)
Provision for income taxes	3,669	2,164
Severance	—	12
Non-cash cost of compressors sold	1,038	1,135
Other	376	—
Adjusted EBITDA	$59,568	$42,453

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Cash from operations	$8,710	$(3,908)	$40,342	$(4,273)
Capital expenditures, net of sales proceeds	(16,434)	(30,223)	(39,586)	(47,262)
Free cash flow	$(7,724)	$(34,131)	$756	$(51,535)

Adjusted EBITDA and Free Cash Flow are financial measures that are not in accordance with U.S. GAAP and should not be considered an alternative to net income, operating income, cash flows from operating activities, or any other measure of financial performance presented in accordance with U.S. GAAP. These measures may not be comparable to similarly titled financial metrics of other entities, as other entities may not calculate Adjusted EBITDA or Free Cash Flow in the same manner as we do. Management compensates for the limitations of Adjusted EBITDA and Free Cash Flow as analytical tools by reviewing the comparable U.S. GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. Adjusted EBITDA and Free Cash Flow should not be viewed as indicative of the actual amount of cash we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

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

	June 30,
	2019	2018
Horsepower
Total horsepower in fleet	1,155,440	1,097,546
Total horsepower in service	1,029,045	932,467
Total horsepower utilization rate	89.1%	85.0%

The following table sets forth our horsepower utilization rates by each horsepower class of our compression fleet as of the dates shown.

	June 30,
	2019	2018
Horsepower utilization rate by class
Low-horsepower (0-100)	73.7%	66.4%
Medium-horsepower (101-1,000)	84.4%	82.7%
High-horsepower (1,001 and over)	97.1%	94.1%

The utilization figures for June 30, 2019 above reflect the impairment of certain low-horsepower class compressor packages and removal of 20,286 horsepower from the compression fleet during the second quarter of 2019.

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
New Equipment Sales Backlog. Our new equipment sales business includes the design, fabrication and sale of standard and custom-designed compressor packages, primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. New equipment sales backlog was $59.7 million as of June 30, 2019 compared to $93.9 million and $105.2 million as of March 31, 2019 and December 31, 2018, respectively. Changes in our new equipment sales backlog are a function of additional customer orders less completed orders that result in equipment sales revenues for the period. During the six months ended June 30, 2019, we received cumulative orders of $29.1 million for new compressor packages. Most of our June 30, 2019 new equipment sales backlog is expected to be recognized during 2019. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.
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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

	Three Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Thousands)
Revenues:
Compression and related services	$64,546	$56,709	$7,837	47.5%	56.8%	13.8%
Aftermarket services	18,169	15,094	3,075	13.4%	15.1%	20.4%
Equipment sales	53,141	28,119	25,022	39.1%	28.1%	89.0%
Total revenues	135,856	99,922	35,934	100.0%	100.0%	36.0%
Cost of revenues:
Cost of compression and related services	30,520	30,509	11	22.5%	30.5%	—%
Cost of aftermarket services	15,428	12,841	2,587	11.4%	12.9%	20.1%
Cost of equipment sales	47,402	24,158	23,244	34.9%	24.2%	96.2%
Total cost of revenues	93,350	67,508	25,842	68.7%	67.6%	38.3%
Depreciation and amortization	19,054	17,448	1,606	14.0%	17.5%	9.2%
Impairments and other charges	2,311	—	2,311	1.7%	—%	100.0%
Selling, general, and administrative expense	10,974	10,849	125	8.1%	10.9%	1.2%
Interest expense, net	13,045	13,823	(778)	9.6%	13.8%	(5.6)%
Series A Preferred fair value adjustment (income) expense	166	(586)	752	0.1%	(0.6)%	100.0%
Other (income) expense, net	607	(378)	985	0.4%	(0.4)%	(260.6)%
Income (loss) before income taxes	(3,651)	(8,742)	5,091	(2.7)%	(8.7)%	(58.2)%
Provision (benefit) for income taxes	(704)	850	(1,554)	(0.5)%	0.9%	(182.8)%
Net income (loss)	$(2,947)	$(9,592)	$6,645	(2.2)%	(9.6)%	(69.3)%

Revenues

Compression and related services revenues increased $7.8 million, a 13.8% increase, in the current year quarter compared to the prior year quarter. Growth in demand for compression services positively impacted our compression fleet utilization rates. Utilization of our medium-horsepower (101-1,000 HP) and high-horsepower (over 1,000 HP) compression fleets, which are used in natural gas gathering and transmission applications, has increased compared to the prior year quarter. As a result, the overall compression fleet horsepower utilization rate as of June 30, 2019 increased to 89.1% compared to 85.0% as of June 30, 2018. In addition, increased demand has also led to improved customer contract pricing. In response to the overall improving demand for compression services, we continue to invest in growth capital projects to increase certain horsepower categories of our compression fleet.

Aftermarket services revenues increased $3.1 million during the current year quarter compared to the prior year quarter. As overall industry utilization of high-horsepower compression approaches maximum levels, customer demand for aftermarket services and parts has increased for maintenance and overhaul of customer-owned compressor fleets.

Equipment sales revenues increased $25.0 million during the current year quarter compared to the prior year quarter, as we continue to see improving demand for high horsepower equipment. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services are typically more consistent and predictable.

Cost of revenues

The cost of compression and related services revenue remained consistent compared to the prior year quarter, despite the increased overall utilization of compressor packages. Costs of compression and related services as a percent of associated revenues decreased compared to the prior year quarter, due to improved customer contract pricing on newly deployed equipment and previously deployed equipment when contracts are renewed. In addition, there were maintenance and labor cost efficiencies resulting from the concentration and growth of newly deployed compressor equipment in our most established markets and efficiencies gained from our operating system software. These factors resulted in the highest quarterly compression services operating margin since the acquisition of CSI. The cost of compression and related services as a percentage of compression and related services revenues were 47.3% and 53.8% during the current and prior year quarters, respectively. Costs of aftermarket services increased compared to the prior year quarter, consistent with the increased activity and parts sales.

Cost of equipment sales revenues increased as a result of the increase in associated revenues. Costs of equipment sales as a percentage of equipment sales revenues increased during the current year quarter compared to the prior year quarter, as equipment sales during the prior year period were for more standardized equipment which resulted in slightly higher margins.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense increased compared to the prior year quarter due to increases in the compression fleet.

Impairments and other charges

During the three month period ending June 30, 2019, we recorded impairments of $2.3 million on certain units of our GasJack(R) fleet, reflecting our decision to dispose of these units upon management's determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment. There were 441 GasJack units impaired, representing 20,286 of total horsepower. Following the impairment there remains in excess of 500 GasJack units currently unutilized and available for redeployment.

Selling, general, and administrative expense

Selling, general, and administrative expenses remained flat during the current year quarter compared to the prior year quarter. Increased professional fees of $0.4 million and increased sales and marketing expenses of $0.1 million were offset by decreased general expenses such as office, tax, and insurance expenses of $0.5 million. Selling, general, and administrative expense as a percentage of revenues decreased in the current quarter due to the increased revenues compared to the prior year quarter.

Interest expense, net

Interest expense, net, decreased compared to the prior year quarter primarily due to the conversion and redemption of the Preferred Units resulting in lower paid in kind distributions of Preferred Units compared to the prior year period. Interest expense, net, during the current and prior year quarters also includes $0.7 million and $0.7 million, respectively, of non-cash finance cost amortization.

Series A Preferred fair value adjustment

The Series A Preferred fair value adjustment was $0.2 million charged to earnings during the current year quarter compared to $0.6 million credited to earnings during the prior year quarter. The fair value of the Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity" and changes in the fair value during each quarterly period, if any, are charged or credited to earnings, as appropriate. As of June 30, 2019, the fair value of the Preferred Units was $9.0 million. The remaining outstanding Preferred Units are scheduled to be redeemed for cash on August 8, 2019.
.

Other (income) expense, net

Other (income) expense, net, was $0.6 million of expense, net, during the current year quarter compared to $0.4 million of income, net, during the prior year quarter. The increase in expense is primarily due to $0.6 million of redemption premium incurred in connection with the redemption of Preferred Units for cash and by decreased foreign currency gains of $0.3 million.

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
Results of Operations

Six months ended June 30, 2019 compared to six months ended June 30, 2018.

	Six Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Thousands)
Revenues:
Compression and related services	$127,578	$110,444	$17,134	53.3%	59.6%	15.5%
Aftermarket services	31,770	29,110	2,660	13.3%	15.7%	9.1%
Equipment sales	79,944	45,785	34,159	33.4%	24.7%	74.6%
Total revenues	239,292	185,339	53,953	100.0%	100.0%	29.1%
Cost of revenues:
Cost of compression and related services	63,141	61,889	1,252	26.4%	33.4%	2.0%
Cost of aftermarket services	26,678	23,998	2,680	11.1%	12.9%	11.2%
Cost of equipment sales	71,631	39,607	32,024	29.9%	21.4%	80.9%
Total cost of revenues	161,450	125,494	35,956	67.5%	67.7%	28.7%
Depreciation and amortization	37,586	34,815	2,771	15.7%	18.8%	8.0%
Impairments and other charges	2,311	—	2,311	1.0%	—%	100.0%
Selling, general, and administrative expense	21,639	19,146	2,493	9.0%	10.3%	13.0%
Interest expense, net	26,344	25,256	1,088	11.0%	13.6%	4.3%
Series A Preferred fair value adjustment (income) expense	1,470	967	503	0.6%	0.5%	52.0%
Other (income) expense, net	226	2,826	(2,600)	0.1%	1.5%	(92.0)%
Income (loss) before income taxes	(11,734)	(23,165)	11,431	(4.9)%	(12.5)%	(49.3)%
Provision (benefit) for income taxes	3,669	2,164	1,505	1.5%	1.2%	69.5%
Net income (loss)	$(15,403)	$(25,329)	$9,926	(6.4)%	(13.7)%	(39.2)%

Revenues

Compression and related services revenues increased by $17.1 million, or 15.5%, in the current year period compared to the prior year period. Growth in demand for compression services positively impacted our compression fleet utilization rates. Utilization of our medium-horsepower (101-1,000 HP) and high-horsepower (over 1,000 HP) compression fleets, which are used to provide services in natural gas gathering and transmission applications, have increased compared to the prior year period. As a result, the overall compression fleet horsepower utilization rate as of June 30, 2019 increased to 89.1% compared to 85.0% as of June 30, 2018. Increased demand has also led to improved customer contract pricing for compression services. In response to the overall improving demand for compression services, we continue to invest in growth capital projects to increase certain horsepower categories of our compression fleet.

Aftermarket services revenues increased $2.7 million, or 9.1%, during the current year period compared to the prior year period. As overall industry utilization of high-horsepower compression approaches maximum levels, customer demand for aftermarket services and parts has increased for maintenance and overhauls of customer-owned compressor equipment.

Equipment sales revenues increased $34.2 million, or 74.6%, during the current year period compared to the prior year period, as we continue to see improving demand for high-horsepower equipment. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs. In comparison, our revenues from compression and related services are typically more consistent and predictable.

Cost of revenues

The increase in the cost of compression and related services revenue, compared to the prior year period, was primarily due to the increased horsepower and overall utilization of compressor packages. The costs of compression and related services as a percentage of compression and related services revenues were 49.5% and 56.0% during the current and prior year periods, respectively. Costs of compression and related services as a percent of associated revenues decreased compared to the prior year period primarily due to improved customer contract pricing on newly deployed equipment and previously deployed equipment when contracts are renewed. In addition, there were maintenance and labor cost efficiencies resulting from the concentration and growth of newly deployed compression equipment in our most established markets and efficiencies gained from our operating system software. Costs of aftermarket services increased compared to the prior year period, consistent with the increased activity and part sales.

Cost of equipment sales revenues increased as a result of the increase in associated revenues. Costs of equipment sales as a percentage of equipment sales revenues increased primarily due to pricing on equipment orders placed in early 2018.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense increased compared to the prior year period due to increases in the compression fleet.

Impairments and other charges

During the six month period ended June 30, 2019, we recorded impairments of $2.3 million on certain units of our GasJack(R) fleet, reflecting our decision to dispose of these units upon management's determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment. There were 441 GasJack units impaired, representing 20,286 of total horsepower. Following the impairment there remains in excess of 500 GasJack units currently unutilized and available for redeployment.

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during the current year period compared to the prior year period, largely due to increased employee expenses, including wages, incentives, benefits, and other employee related expenses of $2.2 million, and increased professional services of $0.4 million. These increases were offset by decreased other general expenses of $0.2 million. Despite increased expenses, selling, general, and administrative expense as a percentage of revenues decreased due to increased revenues compared to the prior year period.

Interest expense, net

Interest expense, net, increased compared to the prior year period due to higher outstanding debt balances and higher interest rates associated with the issuance of our 7.50% Senior Secured Notes in March 2018. This increase was despite the reduction in interest expense from the conversion and redemption of the Preferred Units resulting in lower paid in kind distributions compared to the prior year period. Interest expense, net, during the current and prior year periods includes $1.5 million and $1.6 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

The Series A Preferred fair value adjustment was $1.5 million charged to earnings during the current year period compared to $1.0 million charged to earnings during the prior year period. As of June 30, 2019, the fair value of the Preferred Units was $9.0 million. The remaining outstanding Preferred Units are scheduled to be redeemed for cash on August 8, 2019.

Other (income) expense, net

Other (income) expense, net, was $0.2 million of expense during the current year period, compared to $2.8 million of expense during the prior year period. This decrease in expense is primarily due to $3.5 million of unamortized deferred financing costs charged to other expense as a result of the termination of the previous credit agreement in the prior year period. This decrease was offset by increased expense of $1.1 million of redemption premium incurred in connection with the redemption of Preferred Units for cash.

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

Our effective tax rate for the six month period ended June 30, 2019, was negative 31.3% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. In addition, the application of ASC 740-270 "Income Taxes - Interim Reporting," resulted in an accrual of current income taxes for the six month period ended June 30, 2019 equal to approximately the full year estimate. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, financing transactions with TETRA, issuances of debt and equity securities, and leases, which we believe will be sufficient to meet our working capital and planned growth requirements during 2019. Though demand for compression services and equipment is currently high, we are monitoring the spending plans of our customers due to oil and gas price volatility and its impact on our customer's demand for our products and services. If oil and gas prices decrease further during 2019, our businesses could be negatively impacted. In addition, current conditions in the market for debt and equity securities in the energy sector have increased the difficulty of obtaining equity and debt financing to grow our business. Despite these challenges, we remain committed to a long-term growth strategy. Our near-term focus is to selectively expand our compression fleet to serve the growing demand for compression services, while continuing to preserve and enhance liquidity through strategic operating and financial measures.

We expect to fund any future capital expenditures, along with potential acquisitions, if any, with existing cash balances, cash flow generated from our operations, financing transactions with TETRA and funds received from the issuance of additional debt and equity securities. We may also seek to expand our compression fleet through finance or operating leases with third parties. However, we are subject to business and operational risks that could materially adversely affect our cash flows and together with risks associated with current debt and equity market conditions, our ability or desire to issue such securities. Please read Part I, Item 1A "Risk Factors" included in our 2018 Annual Report.

Meeting increased demand for our compression services, will require ongoing capital expenditure investment, which could be significant. The level of future growth capital expenditures depends on demand for compression services, the level of cash available to fund these expenditures, and our decisions whether to utilize available cash to fund increases in our quarterly common unit distribution, retire debt, or make capital expenditures. We anticipate capital expenditures in 2019 to range from $65.0 million to $70.0 million. These capital expenditures include approximately $18.0 million to $20.0 million of maintenance capital expenditures and approximately $47 million to $50 million of capital expenditures primarily associated with the expansion of our compression services fleet. We expect that the combination of $4.3 million of cash on hand at June 30, 2019 and operating cash flows expected to be generated during the year will be sufficient to fund the remainder of these capital expenditures without having to incur additional long-term debt and without having to access the equity markets. In addition to these capital expenditures, pursuant to agreements executed in February 2019, TETRA has agreed to fund the construction of and purchase up to $15.0 million of new compression services equipment and lease it to us in exchange for a monthly rental fee. During the six months ended June 30, 2019, $11.1 million of the $15.0 million has been funded by TETRA for the construction of new compressor equipment and is included in long-term affiliate payable in our consolidated balance sheet. We are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

On July 19, 2019, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2019 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution will be paid on August 14, 2019 to each of the holders of common units of record as of the close of business on August 1, 2019.
Cash Flows

A summary of our sources (uses) of cash during the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,
	(In Thousands)
	2019	2018
Operating activities	$40,342	$(4,273)
Investing activities	(39,586)	(47,228)
Financing activities	(12,329)	99,410

Operating Activities

Net cash provided by operating activities increased by $44.6 million compared to the prior year period. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. The increase in cash provided by operating activities was due to increased cash earnings and due to working capital management, particularly related to collections of accounts receivable, management of inventory levels, and timing of payments of accounts payable.

Investing Activities

Capital expenditures during the six months ended June 30, 2019, decreased by $7.7 million compared to the same period in 2018 primarily due to the reduction in total capital expenditure plans to grow and maintain the capacity of our compression fleet compared to the prior year. As a result of overall improving demand for compression services, beginning in late 2017 we began growth capital expenditure projects to increase certain horsepower categories of our compression fleet. Maintenance capital expenditures increased during the six months ended June 30, 2019 compared to the prior year period. Total capital expenditures, net of disposals and proceeds, during the current year period of $39.6 million include $10.6 million of maintenance capital expenditures and are net of $1.0 million of non-cash cost of fleet compression units sold. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services during 2019 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted, subject to the availability of funds. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Beginning with the distribution to common unitholders during February 2019, we reduced our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). We have used the cash savings from the reduced distribution to redeem the remaining Preferred Units for cash and avoid the further dilution to our common unitholders that would occur if the Preferred Units were converted into common units. Accordingly, during the six months ended June 30, 2019, we distributed $1.0 million of cash distributions to our common unitholders and General Partner.

Our sources of funds for liquidity needs are existing cash balances, cash generated from our operations, and long-term and short-term borrowings. In addition to redeeming the remaining Preferred Units, we anticipate that we will utilize available cash to fund our anticipated growth capital expenditures. In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to fund the construction of and purchase up to $15 million of new compressor services equipment and agreed to lease it to us in exchange for a monthly rental fee. As of June 30, 2019, pursuant to this arrangement, $11.1 million has been funded by TETRA for the construction of new compressor equipment.

Series A Convertible Preferred Units. Unless otherwise redeemed for cash, a ratable portion of the Preferred Units has been, and will be, converted into common units on the eighth day of each month over a period of thirty months that began in March 2017 and will end in August 2019 (each, a “Conversion Date”). Beginning with the January 2019 Conversion Date, we have elected to redeem the remaining Preferred Units for cash, resulting in 1,870,681 Preferred Units being redeemed during the six months ended June 30, 2019 for $22.5 million, which includes approximately $1.1 million of redemption premium that was paid. Including the impact of paid in kind distributions of Preferred Units and the conversions of Preferred Units into common units, and the redemptions of Preferred Units for cash, the total number of Preferred Units outstanding as of June 30, 2019 was 751,736. The last redemption of the remaining Preferred Units, along with a final cash payment made in lieu of paid in kind units for the quarter ended June 30, 2019, is scheduled to occur on August 8, 2019 for an aggregate cash payment of $5.0 million.

     Bank Credit Facilities. The Credit Agreement, as amended, includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of the Partnership’s and any other Borrowers’ accounts receivable and certain inventory. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the Credit Agreement. As of June 30, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $22.2 million.

The maturity date of the Credit Agreement is June 29, 2023. As of June 30, 2019, we had no outstanding balance and had $4.5 million in letters of credit against our Credit Agreement. As of August 7, 2019, we have no balance outstanding under our Credit Agreement and $3.7 million in letters of credit, leaving availability under the CCLP Credit Agreement of $31.6 million, reflecting recent increases to the borrowing base.

7.50% Senior Secured Notes. As of August 7, 2019, $350.0 million in aggregate principal amount of our 7.50% Senior Secured Notes are outstanding. The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum and are scheduled to mature on April 1, 2025.

7.25% Senior Notes. As of August 7, 2019, $295.9 million in aggregate principal amount of our 7.25% Senior Notes are outstanding. The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum and are scheduled to mature on August 15, 2022.

Off Balance Sheet Arrangements

As of June 30, 2019, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first six months of 2019, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

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

Interest Rate Risk

Through June 30, 2019, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our 2018 Annual Report. There is no balance outstanding under the Credit Agreement as of June 30, 2019. As such, we currently do not have any long-term debt obligations that have a variable rate of interest.

Exchange Rate Risk

As of June 30, 2019, there have been no material changes pertaining to our exchange rate exposures as disclosed in our 2018 Annual Report.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2019, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
April 1 – April 30, 2019	—	$—	N/A	N/A
May 1 – May 31, 2019	—	—	N/A	N/A
June 1 – June 30, 2019	—	—	N/A	N/A
Total	—		N/A	N/A
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1*
First Amendment to Loan and Security Agreement, dated June 26, 2019, by and among CSI Compressco LP, CSI Compressco Sub Inc., and CSI Compressco Operating LLC, as borrowers, certain subsidiaries, the borrowers names as guarantors therein, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, letters of credit issuer and swing line issuer.

10.2*	First Amendment to the Change of Control Agreement, dated June 23, 2019, by and between CSI Compressco GP Inc. (f/k/a Compressco Partners GP Inc.), and Ronald J. Foster.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2019 and 2018; (iii) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (iv) Consolidated Statement of Partners’ Capital for the six month period ended June 30, 2019; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	August 7, 2019	By:	/s/Brady M. Murphy
Brady M. Murphy
Interim President
Principal Executive Officer

Date:	August 7, 2019	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer
Principal Financial Officer

Date:	August 7, 2019	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer