Form 10-Q
period 2019-09-30
CSI Compressco LP
filed 2019-11-07
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 5, 2019, there were 47,078,529 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Compression and related services	$64,957	$58,869	$192,535	$169,313
Aftermarket services	20,426	19,869	52,196	48,979
Equipment sales	28,364	36,518	108,308	82,303
Total revenues	113,747	115,256	353,039	300,595
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	30,395	31,074	93,536	92,963
Cost of aftermarket services	17,163	16,165	43,841	40,163
Cost of equipment sales	26,518	33,458	98,149	73,065
Total cost of revenues	74,076	80,697	235,526	206,191
Depreciation and amortization	18,459	17,681	56,045	52,496
Impairments and other charges	849	—	3,160	—
Insurance recoveries	(325)	—	(325)	—
Selling, general, and administrative expense	11,336	10,592	32,975	29,738
Interest expense, net	13,533	13,847	39,877	39,103
Series A Preferred fair value adjustment (income) expense	—	570	1,470	1,537
Other (income) expense, net	(205)	(78)	21	2,748
Loss before income tax provision	(3,976)	(8,053)	(15,710)	(31,218)
Provision (benefit) for income taxes	(363)	(106)	3,306	2,058
Net loss	$(3,613)	$(7,947)	$(19,016)	$(33,276)
General partner interest in net loss	$(51)	$(134)	$(270)	$(552)
Common units interest in net loss	$(3,562)	$(7,813)	$(18,746)	$(32,724)

Net loss per common unit:
Basic	$(0.08)	$(0.18)	$(0.40)	$(0.81)
Diluted	$(0.08)	$(0.18)	$(0.40)	$(0.81)
Weighted average common units outstanding:
Basic	47,072,943	42,372,996	46,982,309	40,510,603
Diluted	47,072,943	42,372,996	46,982,309	40,510,603

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(3,613)	$(7,947)	$(19,016)	$(33,276)
Foreign currency translation adjustment, net of tax of $0 in 2019 and 2018	31	152	431	(3,370)
Comprehensive loss	$(3,582)	$(7,795)	$(18,585)	$(36,646)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,276	$15,858
Trade accounts receivable, net of allowances for doubtful accounts of $3,285 as of September 30, 2019 and $1,229 as of December 31, 2018	68,653	65,067
Inventories	63,941	65,222
Prepaid expenses and other current assets	4,830	5,600
Total current assets	152,700	151,747
Property, plant, and equipment:
Land and building	35,098	35,024
Compressors and equipment	957,975	913,488
Vehicles	9,603	10,354
Construction in progress	42,624	41,086
Total property, plant, and equipment	1,045,300	999,952
Less accumulated depreciation	(390,508)	(358,633)
Net property, plant, and equipment	654,792	641,319
Other assets:
Deferred tax asset	13	13
Intangible assets, net of accumulated amortization of $27,010 as of September 30, 2019 and $24,790 as of December 31, 2018	28,758	30,978
Operating lease right-of-use assets	10,209	—
Other assets	3,457	2,687
Total other assets	42,437	33,678
Total assets	$849,929	$826,744
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$55,105	$33,408
Unearned income	25,131	24,898
Accrued liabilities and other	41,116	32,530
Amounts payable to affiliates	11,659	3,517
Total current liabilities	133,011	94,353
Other liabilities:
Long-term debt, net	645,575	633,013
Series A Preferred Units	—	30,900
Deferred tax liabilities	1,572	1,012
Long-term affiliate payable	13,270	—
Operating lease liabilities	5,442	—
Other long-term liabilities	35	63
Total other liabilities	665,894	664,988
Commitments and contingencies
Partners' capital:
General partner interest	215	505
Common units (47,071,696 units issued and outstanding at September 30, 2019 and 45,769,019 units issued and outstanding at December 31, 2018)	65,464	81,984
Accumulated other comprehensive income (loss)	(14,655)	(15,086)
Total partners' capital	51,024	67,403
Total liabilities and partners' capital	$849,929	$826,744

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2018	$505	45,769	$81,984	$(15,086)	$67,403
Net Loss	(177)	—	(12,279)	—	$(12,456)
Distributions ($0.01 per unit)	(6)	—	(470)	—	$(476)
Equity compensation	—	—	312	—	$312
Vesting of Phantom Units	—	117	—	—	$—
Conversions of Series A Preferred	—	1,113	3,048	—	$3,048
Translation adjustment, net of taxes of $0	—	—	—	272	$272
Other	—	—	(69)	—	$(69)
Balance at March 31, 2019	$322	46,999	$72,526	$(14,814)	$58,034
Net Loss	$(42)	—	$(2,905)	$—	$(2,947)
Distributions ($0.01 per unit)	(7)	—	(469)	—	(476)
Equity compensation	—	—	568	—	568
Vesting of Phantom Units	—	66	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	128	128
Other	—	—	(12)	—	(12)
Balance at June 30, 2019	$273	47,065	$69,708	$(14,686)	$55,295
Net Loss	$(51)	—	$(3,562)	$—	$(3,613)
Distributions ($0.01 per unit)	(7)	—	(471)	—	(478)
Equity compensation	—	—	(211)	—	(211)
Vesting of Phantom Units	—	7	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	31	31
Balance at September 30, 2019	$215	47,072	$65,464	$(14,655)	$51,024

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2017	$1,618	37,618	$104,898	$(11,489)	$95,027
Net loss	(264)	—	(15,473)	$—	$(15,737)
Distributions ($0.1875 per unit)	(126)	—	(7,186)	—	(7,312)
Equity compensation, net	—	—	(655)	—	(655)
Vesting of Phantom Units	—	32	—	—	—
Conversions of Series A Preferred	—	1,778	11,555	—	11,555
Translation adjustment, net of taxes of $0	—	—	—	(649)	(649)
Other	—	—	—	—	—
Balance at March 31, 2018	$1,228	39,428	$93,139	$(12,138)	$82,229
Net loss	(154)	—	(9,438)	—	(9,592)
Distributions ($0.3750 per unit)	(127)	—	(7,489)	—	(7,616)
Equity compensation, net	—	—	356	—	356
Vesting of Phantom Units	—	96	—	—	—
Conversions of Series A Preferred	—	1,663	10,602	—	10,602
Translation adjustment, net of taxes of $0	—	—	—	(2,873)	(2,873)
Balance at June 30, 2018	$947	41,187	$87,170	$(15,011)	$73,106
Net loss	(134)	—	(7,813)	—	(7,947)
Distributions ($0.5625 per unit)	(126)	—	(7,857)	—	(7,983)
Equity compensation, net	—	—	368	—	368
Vesting of Phantom Units	—	1	—	—	—
Conversions of Series A Preferred	—	2,081	11,772	—	11,772
Omnibus agreement charges settled with common units	—	—	—	(3,370)	(3,370)
Translation adjustment, net of taxes of $0	—	—	—	3,522	3,522
Balance at September 30, 2018	$687	43,269	$83,640	$(14,859)	$69,468

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$(19,016)	$(33,276)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	56,045	52,496
Impairments and other charges	3,160	—
Provision for deferred income taxes	550	(277)
Series A Preferred redemption premium	1,468	—
Series A Preferred paid in kind distributions in interest expense	1,123	4,498
Series A Preferred fair value adjustments	1,470	1,537
Equity compensation expense	744	259
Provision for doubtful accounts	2,201	772
Amortization of deferred financing costs	1,788	1,935
Expense for unamortized finance costs	—	3,539
Other non-cash charges and credits	378	439
(Gain) loss on sale of property, plant, and equipment	(476)	(75)
Changes in operating assets and liabilities:
Accounts receivable	(5,800)	(24,941)
Inventories	(5,808)	(33,260)
Prepaid expenses and other current assets	860	(1,453)
Accounts payable and accrued expenses	30,641	35,723
Other	(1,542)	(1,400)
Net cash provided by operating activities	67,786	6,516
Investing activities:
Purchases of property, plant, and equipment, net	(60,453)	(78,164)
Advances and other investing activities	—	(1)
Net cash used in investing activities	(60,453)	(78,165)
Financing activities:
Proceeds from long-term debt	33,500	380,000
Payments of long-term debt	(22,068)	(258,000)
Cash redemptions of Preferred Units	(31,913)	—
Distributions	(1,430)	(22,911)
Debt issuance costs	12	(8,801)
Advances from affiliate	13,972	—
Net cash provided by (used in) financing activities	(7,927)	90,288
Effect of exchange rate changes on cash	12	(54)
Increase (decrease) in cash and cash equivalents	(582)	18,585
Cash and cash equivalents at beginning of period	15,858	7,601
Cash and cash equivalents at end of period	$15,276	$26,186
Supplemental cash flow information:
Interest paid	$34,580	$14,042
Income taxes paid	$2,763	$2,106

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of September 30, 2019, and for the three and nine month periods ended September 30, 2019 and 2018, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2019.

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

Impairments and Other Charges

During the second quarter of 2019, we recorded impairments of $2.3 million on certain units of our low-horsepower compression fleet, reflecting our decision to dispose of these units upon management's determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment. A recoverability analysis was performed on the remaining low-horsepower fleet and we concluded that the remaining fleet was recoverable from estimated future cash flows. During the third quarter of 2019, we recorded a charge of $0.8 million for the carrying value of a certain compressor package that was written off due to being destroyed by fire.

Foreign Currencies

Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with our international operations. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.5) million and $(1.5) million during the three and nine month periods ended September 30, 2019, respectively, and $(0.4) million and $(1.0) million during the three and nine month periods ended September 30, 2018, respectively.

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

All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of September 30, 2019. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term, if it is reasonably certain that we would exercise the option.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and nine month periods ended September 30, 2019 and September 30, 2018, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive. Diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units, discussed in Note D - "Series A Convertible Preferred Units", had been converted as of the beginning of the period presented. The calculation of diluted earnings per common unit for the three and nine month periods ended September 30, 2019 and 2018 excludes the impact of the Preferred Units, as the inclusion of the impact from the conversion of the Preferred Units into common units would have been anti-dilutive.

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

On July 19, 2019, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2019 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution was paid on August 14, 2019, to each of the holders of common units of record as of the close of business on August 1, 2019. Also on July 19, 2019, our General Partner approved the paid in kind distribution of 32,872 Preferred Units attributable to the quarter ended June 30, 2019 in accordance with the provisions of our partnership agreement, as amended. The final cash payment made in lieu of paid in kind units occurred on August 8, 2019.

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

Standards not yet adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairment will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. We are continuing to work through our implementation plan which includes evaluating the impact on our allowance for doubtful accounts methodology, identifying new reporting requirements, and implementing changes to business processes, systems, and controls to support adoption of the standard. Upon adoption, the allowance for doubtful accounts is expected to increase with an offsetting adjustment to retained earnings. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. ASU 2016-13 has an effective date of the first quarter of fiscal 2020. We continue to assess the potential effects of these changes to our consolidated financial statements.

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
NOTE B – INVENTORIES

Components of inventories as of September 30, 2019 and December 31, 2018, are as follows:

	September 30, 2019	December 31, 2018
	(In Thousands)
Parts and supplies	$42,011	$43,538
Work in progress	21,930	21,684
Total inventories	$63,941	$65,222

Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30, 2019	December 31, 2018
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $0.9 million as of September 30, 2019)	June 2023	$10,559	$—
7.25% Senior Notes (presented net of the unamortized discount of $1.8 million as of September 30, 2019 and $2.2 million as of December 31, 2018 and unamortized deferred financing costs of $3.1 million as of September 30, 2019 and $3.9 million as of December 31, 2018)	August 2022	291,028	289,797
7.50% Senior Secured Notes (presented net of the unamortized deferred financing costs of $6 million as of September 30, 2019 and $6.8 million as of December 31, 2018)	April 2025	343,988	343,216
		645,575	633,013
Less current portion		—	—
Total long-term debt		$645,575	$633,013

There was an $11.5 million balance outstanding and $3.0 million in letters of credit against the Credit Agreement as of September 30, 2019. As of September 30, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $7.8 million.

On June 26, 2019, we entered into an amendment of the Credit Agreement that, among other things, revised and increased the borrowing base, including adding the value of certain inventory in the determination of the borrowing base.

Our credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of September 30, 2019.

Refer to Note F - "Related Party Transactions," for a discussion of our amounts payable to affiliates and long-term affiliate payable to TETRA.
NOTE D – SERIES A CONVERTIBLE PREFERRED UNITS

In January 2019 we began redeeming Preferred Units for cash, resulting in 2,660,569 Preferred Units being redeemed during the nine months ended September 30, 2019 for $31.9 million, which includes approximately $1.5 million of redemption premium that was paid and charged to other (income) expense, net in the accompanying consolidated statements of operations. The last redemption of the remaining 375,868 Preferred Units, along with a final cash payment made in lieu of paid in kind units, for an aggregate cash payment of $5.0 million, occurred on August 8, 2019.

NOTE E – FAIR VALUE MEASUREMENTS

Financial Instruments

Derivative Contracts

As of September 30, 2019, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$8,844	19.56	10/18/2019

Under a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries, we may enter into similar derivative contracts from time to time. Although contracts pursuant to this program will serve as economic hedges of the cash flow of our currency exchange risk exposure, they will not be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative contracts during a period will be included in the determination of earnings for that period.

The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). The fair values of our foreign currency derivative contracts as of September 30, 2019 and December 31, 2018, are as follows:

Foreign currency derivative contracts	Balance Sheet	Fair Value at
	Location	September 30, 2019	December 31, 2018
		(In Thousands)
Forward sale contracts	Current assets	$101	$—
Forward sale contracts	Current liabilities	—	(98)
Net asset (liability)		$101	$(98)

None of our foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine month periods ended September 30, 2019 we recognized $(0.1) million and $0.2 million, respectively, of net (gains) losses associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations. During the three and nine month periods ended September 30, 2018, we recognized $0.4 million and $0.2 million, respectively, of net (gains) losses associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Recurring fair value measurements by valuation hierarchy as of September 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements Using
Description	Total as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$101	$—	$101	$—
	$101

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2018
	(In Thousands)
Series A Preferred Units	$(30,900)	$—	$—	$(30,900)
Liability for foreign currency derivative contracts	(98)	—	(98)	—
	$(30,998)

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and variable-rate long-term debt pursuant to our Credit Agreement approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at September 30, 2019 and December 31, 2018 were approximately $269.2 million and $266.3 million, respectively. Those fair values compare to aggregate principal amounts of such notes at September 30, 2019 and December 31, 2018 of $295.9 million. The fair values of our long-term 7.50% Senior Secured Notes at September 30, 2019 and December 31, 2018 were approximately $344.8 million and $332.5 million, respectively. These fair values compare to an aggregate principal amount of such notes at September 30, 2019 and December 31, 2018 of $350.0 million. We based the fair values of our 7.25% Senior Notes and our 7.50% Senior Secured Notes as of September 30, 2019 on recent trades for these notes.
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

TETRA and General Partner Ownership

As of September 30, 2019, TETRA's ownership interest in us was approximately 34% of the outstanding common units and an approximately 1.4% general partner interest, through which it holds incentive distribution rights.

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to fund the construction of and purchase from us up to $15.0 million of new compressor services equipment and to subsequently lease the equipment back to us in exchange for a monthly rental fee. As of September 30, 2019, pursuant to this arrangement, $14.6 million has been funded by TETRA for the construction of new compressor services equipment. For accounting purposes, the inclusion of a repurchase option that allowed us to repurchase the equipment at a fixed price during certain periods of the agreement caused the transaction to be accounted for as a financing transaction, as opposed to a sale-leaseback, resulting in the funded amount being recorded as a financing obligation. Accordingly, the compressor services equipment is included in property, plant, and equipment and corresponding financing obligations are included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet. As of September 30, 2019, the financing obligation was $15.1 million. Imputed interest expense recognized for the three and nine month periods ended September 30, 2019 was $0.5 million and $0.7 million, respectively.

The following table summarizes future financing obligation payments by fiscal year:

Year	As of September 30, 2019
(In Thousands)
Remainder of 2019	$703
2020	3,015
2021	3,015
2022	3,015
2023	3,015
After 2023	2,144
Total financing obligation payments	$14,907

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

Our effective tax rate for the nine month period ended September 30, 2019, was negative 21.0% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. In addition, the application of ASC 740-270 "Income Taxes - Interim Reporting," resulted in an accrual of current income taxes for the nine month period ended September 30, 2019 equal to approximately the full year estimate. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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

As of September 30, 2019, we had $69.9 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future for completion of performance obligations of compression service contracts are as follows:

	2019	2020	2021	2022	2023	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$18,830	$37,710	$11,834	$1,551	$—	$69,925

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

Contract Assets and Liabilities. We consider contract assets to be trade accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain instances, particularly those requiring customer specific documentation prior to invoicing, our invoicing of the customer is delayed until certain documentation requirements are met. In those cases, we recognize a contract asset rather than a billed trade accounts receivable until we are able to invoice the customer. Our contract asset balances, primarily associated with these documentation requirements, were $9.4 million and $5.9 million as of September 30, 2019 and December 31, 2018, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

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

The following table reflects changes in our contract liabilities for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(In Thousands)
Unearned income, beginning of period	$24,898	$15,526
Additional unearned income	105,104	99,862
Revenue recognized	(104,871)	(79,062)
Unearned income, end of period	$25,131	$36,326

During the nine months ended September 30, 2019, we recognized in product sales revenue $24.2 million from unearned income that was deferred as of December 31, 2018. During the nine months ended September 30, 2018, we recognized in product sales revenue of $14.7 million from unearned income that was deferred as of our adoption of ASC 606 on January 1, 2018.

Contract Costs. As of September 30, 2019, contract costs are immaterial.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers by geography based on the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Compression and related services
U.S.	$56,676	$50,735	$166,313	$145,859
International	8,281	8,134	26,222	23,454
	64,957	58,869	192,535	169,313
Aftermarket services
U.S.	19,605	18,636	50,682	46,374
International	821	1,233	1,514	2,605
	20,426	19,869	52,196	48,979
Equipment sales
U.S.	28,872	36,283	107,797	81,329
International	(508)	235	511	974
	28,364	36,518	108,308	82,303
Total Revenue
U.S.	105,153	105,654	324,792	273,562
International	8,594	9,602	28,247	27,033
	$113,747	$115,256	$353,039	$300,595

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

Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Components of lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), were $1.9 million and $5.6 million for the three and nine month periods ended September 30, 2019, respectively, of which, $0.4 million and $1.4 million respectively, related to short-term leases. Variable rent expense was not material.

Operating lease supplemental cash flow information:

Nine Months Ended September 30, 2019
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$3,645

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,035

Supplemental balance sheet information:

September 30, 2019
(In Thousands)
Operating leases:
Operating right-of-use asset	$10,209

Accrued liabilities and other	$4,877
Operating lease liabilities	5,442
Total operating lease liabilities	$10,319

Additional operating lease information:

September 30, 2019
Weighted average remaining lease term:
Operating leases	3.30 Years

Weighted average discount rate:
Operating leases	6.77%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year, consist of the following at September 30, 2019:

Operating Leases
(In Thousands)

Remainder of 2019	$1,312
2020	4,874
2021	2,824
2022	925
2023	297
Thereafter	1,390
Total lease payments	11,622
Less imputed interest	(1,303)
Total lease liabilities	$10,319

NOTE K – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million and $350.0 million in aggregate principal amounts outstanding of the 7.25% Senior Notes and 7.50% Senior Secured Notes, respectively, as of September 30, 2019 are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured and secured basis, respectively, by certain of our domestic restricted subsidiaries.

Condensed Consolidating Balance Sheet
September 30, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$122,255	$30,445	$—	$152,700
Property, plant, and equipment, net	—	626,717	28,075	—	654,792
Investments in subsidiaries	169,754	25,684	—	(195,438)	—
Operating lease right-of-use assets	—	9,753	456	—	10,209
Intangible and other assets, net	—	29,175	3,053	—	32,228
Intercompany receivables	533,851	—	—	(533,851)	—
Total non-current assets	703,605	691,329	31,584	(729,289)	697,229
Total assets	$703,605	$813,584	$62,029	$(729,289)	$849,929

LIABILITIES AND PARTNERS' CAPITAL
Amounts payable to affiliates	$—	$8,152	$3,507	$—	$11,659
Other current liabilities	17,565	99,917	3,870	—	121,352
Long-term debt, net	635,016	10,559	—	—	645,575
Operating lease liabilities	—	5,101	341	—	5,442
Intercompany payables	—	506,218	27,633	(533,851)	—
Long-term affiliate payable and other liabilities	—	13,883	994	—	14,877
Total liabilities	652,581	643,830	36,345	(533,851)	798,905
Total partners' capital	51,024	169,754	25,684	(195,438)	51,024
Total liabilities and partners' capital	$703,605	$813,584	$62,029	$(729,289)	$849,929

Condensed Consolidating Balance Sheet
December 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$128,084	$23,663	$—	$151,747
Property, plant, and equipment, net	—	614,982	26,337	—	641,319
Investments in subsidiaries	146,852	21,330	—	(168,182)	—
Intangible and other assets, net	—	31,874	1,804	—	33,678
Intercompany receivables	599,145	—	—	(599,145)	—
Total non-current assets	745,997	668,186	28,141	(767,327)	674,997
Total assets	$745,997	$796,270	$51,804	$(767,327)	$826,744

LIABILITIES AND PARTNERS' CAPITAL
Amounts payable to affiliates	$—	$—	$3,517	$—	$3,517
Other current liabilities	14,681	72,985	3,170	—	90,836
Long-term debt, net	633,013	—	—	—	633,013
Series A Preferred Units	30,900	—	—	—	30,900
Intercompany payables	—	576,242	22,903	(599,145)	—
Other long-term liabilities	—	191	884	—	1,075
Total liabilities	678,594	649,418	30,474	(599,145)	759,341
Total partners' capital	67,403	146,852	21,330	(168,182)	67,403
Total liabilities and partners' capital	$745,997	$796,270	$51,804	$(767,327)	$826,744

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$107,395	$8,319	$(1,967)	$113,747
Cost of revenues (excluding depreciation and amortization expense)	—	70,501	5,542	(1,967)	74,076
Selling, general, and administrative expense	94	10,658	584	—	11,336
Depreciation and amortization	—	17,453	1,006	—	18,459
Impairment and other charges	—	849	—	—	849
Insurance recoveries	—	(325)	—	—	(325)
Interest expense, net	12,676	857	—	—	13,533
Series A Preferred FV Adjustment expense	—	—	—	—	—
Other (income) expense, net	398	(156)	(447)	—	(205)
Equity in net income (loss) of subsidiaries	(9,555)	(1,134)	—	10,689	—
Income (loss) before income tax provision	(3,613)	8,692	1,634	(10,689)	(3,976)
Provision (benefit) for income taxes	—	(863)	500	—	(363)
Net income (loss)	(3,613)	9,555	1,134	(10,689)	(3,613)
Other comprehensive income (loss)	31	31	—	(31)	31
Comprehensive income (loss)	$(3,582)	$9,586	$1,134	$(10,720)	$(3,582)

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$334,066	$26,690	$(7,717)	$353,039
Cost of revenues (excluding depreciation and amortization expense)	—	225,515	17,728	(7,717)	235,526
Selling, general, and administrative expense	1,049	30,219	1,707	—	32,975
Depreciation and amortization	—	53,052	2,993	—	56,045
Impairment and other charges	—	3,160	—	—	3,160
Insurance recoveries	—	(325)	—	—	(325)
Interest expense, net	38,931	946	—	—	39,877
Series A Preferred FV Adjustment expense	1,470	—	—	—	1,470
Other (income) expense, net	1,467	13	(1,459)	—	21
Equity in net income (loss) of subsidiaries	(23,901)	(4,324)	—	28,225	—
Income (loss) before income tax provision	(19,016)	25,810	5,721	(28,225)	(15,710)
Provision (benefit) for income taxes	—	1,909	1,397	—	3,306
Net income (loss)	(19,016)	23,901	4,324	(28,225)	(19,016)
Other comprehensive income (loss)	431	431	—	(431)	431
Comprehensive income (loss)	$(18,585)	$24,332	$4,324	$(28,656)	$(18,585)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$109,615	$8,418	$(2,777)	$115,256
Cost of revenues (excluding depreciation and amortization expense)	—	77,995	5,479	(2,777)	80,697
Selling, general, and administrative expense	367	9,669	556	—	10,592
Depreciation and amortization	—	16,711	970	—	17,681
Interest expense, net	13,942	(95)	—	—	13,847
Series A Preferred FV Adjustment (income)	570	—	—	—	570
Other (income) expense, net	—	550	(628)	—	(78)
Equity in net income (loss) of subsidiaries	(6,932)	(1,461)	—	8,393	—
Income (loss) before income tax provision	(7,947)	6,246	2,041	(8,393)	(8,053)
Provision (benefit) for income taxes	—	(686)	580	—	(106)
Net income (loss)	(7,947)	6,932	1,461	(8,393)	(7,947)
Other comprehensive income (loss)	152	152	—	(152)	152
Comprehensive income (loss)	$(7,795)	$7,084	$1,461	$(8,545)	$(7,795)

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$283,151	$23,884	$(6,440)	$300,595
Cost of revenues (excluding depreciation and amortization expense)	—	196,817	15,814	(6,440)	206,191
Selling, general, and administrative expense	259	27,830	1,649	—	29,738
Depreciation and amortization	—	50,029	2,467	—	52,496
Interest expense, net	36,083	3,020	—	—	39,103
Series A Preferred FV Adjustment expense	1,537	—	—	—	1,537
Other (income) expense, net	—	4,260	(1,512)	—	2,748
Equity in net income (loss) of subsidiaries	(4,603)	(4,393)	—	8,996	—
Income (loss)before income tax provision	(33,276)	5,588	5,466	(8,996)	(31,218)
Provision (benefit) for income taxes	—	985	1,073	—	2,058
Net income (loss)	(33,276)	4,603	4,393	(8,996)	(33,276)
Other comprehensive income (loss)	(3,370)	(3,370)	—	3,370	(3,370)
Comprehensive income (loss)	$(36,646)	$1,233	$4,393	$(5,626)	$(36,646)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$64,610	$3,176	$—	$67,786
Investing activities:
Purchases of property, plant, and equipment, net	—	(57,005)	(3,448)	—	(60,453)
Advances and other investing activities	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(57,005)	(3,448)	—	(60,453)
Financing activities:
Proceeds from long-term debt	—	33,500	—	—	33,500
Payments of long-term debt	—	(22,068)	—	—	(22,068)
Cash redemptions of Preferred Units	(31,913)	—	—	—	(31,913)
Distributions	(1,430)	—	—	—	(1,430)
Other financing activities	12	—	—	—	12
Intercompany contribution (distribution)	33,331	(33,331)	—	—	—
Advances from affiliate	—	13,972	—	—	13,972
Net cash provided by (used in) financing activities	—	(7,927)	—	—	(7,927)
Effect of exchange rate changes on cash	—	—	12	—	12
Increase (decrease) in cash and cash equivalents	—	(322)	(260)	—	(582)
Cash and cash equivalents at beginning of period	—	14,148	1,710	—	15,858
Cash and cash equivalents at end of period	$—	$13,826	$1,450	$—	$15,276

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$2,234	$4,282	$—	$6,516
Investing activities:
Purchases of property, plant, and equipment, net	—	(74,045)	(4,119)	—	(78,164)
Advances and other investing activities	—	(1)	—	—	(1)
Net cash provided by (used in) investing activities	—	(74,046)	(4,119)	—	(78,165)
Financing activities:
Proceeds from long-term debt	343,800	36,200	—	—	380,000
Payments of long-term debt	—	(258,000)	—	—	(258,000)
Distributions	(22,911)	—	—	—	(22,911)
Other financing activities	(8,801)	—	—	—	(8,801)
Intercompany contribution (distribution)	(312,088)	312,088	—	—	—
Net cash provided by (used in) financing activities	—	90,288	—	—	90,288
Effect of exchange rate changes on cash	—	—	(54)	—	(54)
Increase (decrease) in cash and cash equivalents	—	18,476	109	—	18,585
Cash and cash equivalents at beginning of period	—	4,197	3,404	—	7,601
Cash and cash equivalents at end of period	$—	$22,673	$3,513	$—	$26,186
NOTE L – SUBSEQUENT EVENTS

On October 21, 2019, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2019 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit, on an annualized basis. This distribution will be paid on November 14, 2019 to each of the holders of common units of record as of the close of business on November 1, 2019.

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

Business Overview

We provide compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. Our compression and related services business includes a fleet of more than 5,300 compressor packages providing approximately 1.16 million capacity in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Our equipment sales business includes the fabrication and sale of standard compressor packages and custom-designed compressor packages. Our aftermarket business provides compressor package reconfiguration and maintenance services, as well as the sale of compressor package parts and components manufactured by third-party suppliers. Our customers operate throughout many of the onshore producing regions of the United States, as well as in a number of foreign countries, including Mexico, Canada and Argentina.

The construction of infrastructure to alleviate current takeaway capacity constraints that are limiting production and new drilling in the Permian Basin has continued to contribute to increased demand for compressor equipment and services. This growth in demand continues to drive increases in our compression services revenues, through increased activity and customer contract pricing. This has resulted in increased utilization of our compression equipment fleet, with over 1.0 million horsepower of our compression equipment in service as of September 30, 2019, and with overall utilization being the highest since the acquisition of Compressor Systems, Inc. ("CSI") in 2014. As overall industry utilization of high-horsepower compressor equipment approaches maximum levels, customer demand for aftermarket services and parts has increased for maintenance and overhaul of customer-owned compression fleets.

Given the current high demand for compression services and the high utilization of our compression equipment fleet, we continue to focus on our ability to appropriately expand and maintain our compression equipment fleet in order to serve our customers. To fund the growth capital expenditures to expand our compression equipment fleet, during 2019 we supplemented available cash and operating cash flows with our February 2019 agreement with TETRA, which provided funding for additional compressor equipment to add 20,700 of horsepower to our fleet by the end of 2019. While the current industry market for traditional debt and equity financing is difficult, we continue to review other financing options available to fund our growth.
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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and nine month period ended September 30, 2019, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, consisting of impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, write-off of unamortized financing costs, and excluding Series A Preferred redemption premiums, and severance. Adjusted EBITDA is used as a supplemental financial measure by our management to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and general partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to those of our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Net loss	$(3,613)	$(7,947)	$(19,016)	$(33,276)
Provision (benefit) for income taxes	(363)	(106)	3,306	2,058
Depreciation and amortization	18,459	17,681	56,045	52,496
Impairments and other charges	849	—	3,313	—
Bad debt expense attributable to bankruptcy of customer	1,768	—	1,768	—
Interest expense, net	13,533	13,847	39,877	39,103
Equity compensation	(211)	367	744	259
Expense for unamortized finance costs	—	—	—	3,539
Series A Preferred redemption premium	399	—	1,468	—
Series A Preferred fair value adjustments	—	570	1,470	1,537
Severance	118	—	118	12
Non-cash cost of compressors sold	2,803	1,951	3,841	3,086
Other	254	176	630	176
Adjusted EBITDA	$33,996	$26,539	$93,564	$68,990

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Nine Months Ended September 30,
	2019	2018
	(In Thousands)
Cash flow from operating activities	$67,786	$6,516
Changes in current assets and current liabilities	(18,351)	25,331
Deferred income taxes	(550)	277
Other non-cash charges	(3,738)	(3,071)
Bad debt expense attributable to bankruptcy of customer	1,768	—
Interest expense, net	39,877	39,103
Series A Preferred accrued paid in kind distributions	(1,123)	(4,498)
Provision for income taxes	3,306	2,058
Severance	118	12
Non-cash cost of compressors sold	3,841	3,086
Other	630	176
Adjusted EBITDA	$93,564	$68,990

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Cash from operations	$27,444	$10,789	$67,786	$6,516
Capital expenditures, net of sales proceeds	(20,867)	(30,902)	(60,453)	(78,164)
Free cash flow	$6,577	$(20,113)	$7,333	$(71,648)

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

	September 30,
	2019	2018
Horsepower
Total horsepower in fleet	1,157,938	1,116,600
Total horsepower in service	1,043,384	963,714
Total horsepower utilization rate	90.1%	86.3%

The following table sets forth our horsepower utilization rates by each horsepower class of our compression fleet as of the dates shown.

	September 30,
	2019	2018
Horsepower utilization rate by class
Low-horsepower (0-100)	72.1%	66.3%
Medium-horsepower (101-1,000)	87.0%	82.7%
High-horsepower (1,001 and over)	97.4%	96.6%

The utilization figures for September 30, 2019 above reflect the impairment of certain low-horsepower class compressor packages and removal of 20,286 horsepower from the compression fleet during the second quarter of 2019. Through new equipment fabrication, we added 18,540 and 70,923 of horsepower to our fleet during the three and nine months ended September 30, 2019.

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
New Equipment Sales Backlog. Our new equipment sales business includes the design, fabrication and sale of standard and custom-designed compressor packages, primarily at our facility in Midland, Texas. The equipment is fabricated to customer and standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. New equipment sales backlog was $62.9 million as of September 30, 2019 compared to $105.2 million as of December 31, 2018. Changes in our new equipment sales backlog are a function of additional customer orders less completed orders that result in equipment sales revenues for the period. During the nine months ended September 30, 2019, we received cumulative orders of $59.3 million for new compressor packages. The majority of our September 30, 2019 new equipment sales backlog is expected to be recognized during 2020. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.
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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Thousands)
Revenues:
Compression and related services	$64,957	$58,869	$6,088	57.1%	51.1%	10.3%
Aftermarket services	20,426	19,869	557	18.0%	17.2%	2.8%
Equipment sales	28,364	36,518	(8,154)	24.9%	31.7%	(22.3)%
Total revenues	113,747	115,256	(1,509)	100.0%	100.0%	(1.3)%
Cost of revenues:
Cost of compression and related services	30,395	31,074	(679)	26.7%	27.0%	(2.2)%
Cost of aftermarket services	17,163	16,165	998	15.1%	14.0%	6.2%
Cost of equipment sales	26,518	33,458	(6,940)	23.3%	29.0%	(20.7)%
Total cost of revenues	74,076	80,697	(6,621)	65.1%	70.0%	(8.2)%
Depreciation and amortization	18,459	17,681	778	16.2%	15.3%	4.4%
Impairments and other charges	849	—	849	0.7%	—%	100.0%
Selling, general, and administrative expense	11,336	10,592	744	10.0%	9.2%	7.0%
Interest expense, net	13,533	13,847	(314)	11.9%	12.0%	(2.3)%
Series A Preferred fair value adjustment (income) expense	—	570	(570)	—%	0.5%	(100.0)%
Other (income) expense, net	(205)	(78)	(127)	(0.2)%	(0.1)%	162.8%
Income (loss) before income taxes	(3,976)	(8,053)	4,077	(3.5)%	(7.0)%	(50.6)%
Provision (benefit) for income taxes	(363)	(106)	(257)	(0.3)%	(0.1)%	242.5%
Net income (loss)	$(3,613)	$(7,947)	$4,334	(3.2)%	(6.9)%	(54.5)%

Revenues

Compression and related services revenues increased $6.1 million, a 10.3% increase, in the current year quarter compared to the prior year quarter. Growth in demand for compression services positively impacted our compression fleet utilization rates. The overall compression fleet horsepower utilization rate as of September 30, 2019 increased to 90.1% compared to 86.3% as of September 30, 2018. In addition, increased demand has led to improved customer contract pricing. In response to the overall improving demand for compression services, we continue to invest in growth capital projects to increase certain horsepower categories of our compression fleet.

Aftermarket services revenues increased $0.6 million during the current year quarter compared to the prior year quarter resulting primarily from increased parts sales to existing customers.

Equipment sales revenues decreased $8.2 million during the current year quarter compared to the prior year quarter, primarily due to the timing of when customer projects were completed. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs.

Cost of revenues

The cost of compression and related services revenue decreased compared to the prior year quarter, despite the increased overall utilization of compressor packages. Cost of compression and related services as a percent of associated revenues decreased from 52.8% during the prior year quarter to 46.8% in the current year quarter due to improved customer contract pricing, labor efficiencies, and reduced maintenance costs.

Cost of aftermarket services increased during the current year quarter due to increased part sales that have slightly lower margins compared to other aftermarket services.

Cost of equipment sales revenues decreased consistent with the decrease in associated revenues.

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

Impairments and other charges

During the current quarter, we recorded a charge of $0.8 million due to a certain compressor package written off due to being destroyed by fire.

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during the current year quarter compared to the prior year quarter primarily due to increased bad debt expense of $1.5 million mainly associated with the bankruptcy of a single customer, partially offset by decreased employee expenses of $0.9 million.

Interest expense, net

Interest expense, net, decreased compared to the prior year quarter primarily due to the conversion and redemption of the Preferred Units resulting in lower paid in kind distributions of Preferred Units during the current year quarter, and despite imputed interest on related party financing. Interest expense, net, during the current and prior year quarters also includes $0.8 million and $0.7 million, respectively, of non-cash finance cost amortization.

Series A Preferred fair value adjustment

All remaining outstanding Preferred Units were redeemed for cash on August 8, 2019.

Other (income) expense, net

Other (income) expense, net, was $0.2 million of income, net, during the current year quarter compared to $0.1 million of income, net, during the prior year quarter. The increase in other income is primarily due to increased foreign currency gains of $0.5 million offset by $0.4 million of redemption premium incurred during the current year period in connection with the redemption of Preferred Units for cash.

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

Results of Operations

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018.

	Nine Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Thousands)
Revenues:
Compression and related services	$192,535	$169,313	$23,222	54.5%	56.3%	13.7%
Aftermarket services	52,196	48,979	3,217	14.8%	16.3%	6.6%
Equipment sales	108,308	82,303	26,005	30.7%	27.4%	31.6%
Total revenues	353,039	300,595	52,444	100.0%	100.0%	17.4%
Cost of revenues:
Cost of compression and related services	93,536	92,963	573	26.5%	30.9%	0.6%
Cost of aftermarket services	43,841	40,163	3,678	12.4%	13.4%	9.2%
Cost of equipment sales	98,149	73,065	25,084	27.8%	24.3%	34.3%
Total cost of revenues	235,526	206,191	29,335	66.7%	68.6%	14.2%
Depreciation and amortization	56,045	52,496	3,549	15.9%	17.5%	6.8%
Impairments and other charges	3,160	—	3,160	0.9%	—%	100.0%
Selling, general, and administrative expense	32,975	29,738	3,237	9.3%	9.9%	10.9%
Interest expense, net	39,877	39,103	774	11.3%	13.0%	2.0%
Series A Preferred fair value adjustment (income) expense	1,470	1,537	(67)	0.4%	0.5%	(4.4)%
Other (income) expense, net	21	2,748	(2,727)	—%	0.9%	(99.2)%
Income (loss) before income taxes	(15,710)	(31,218)	15,508	(4.4)%	(10.4)%	(49.7)%
Provision (benefit) for income taxes	3,306	2,058	1,248	0.9%	0.7%	60.6%
Net income (loss)	$(19,016)	$(33,276)	$14,260	(5.4)%	(11.1)%	(42.9)%

Revenues

Compression and related services revenues increased by $23.2 million, or 13.7%, in the current year period compared to the prior year period. Growth in demand for compression services positively impacted our compression fleet utilization rates. The overall compression fleet horsepower utilization rate as of September 30, 2019 increased to 90.1% compared to 86.3% as of September 30, 2018. In addition, increased demand has led to improved customer contract pricing for compression services. In response to the overall improving demand for compression services, we continue to invest in growth capital projects to increase certain horsepower categories of our compression fleet.

Aftermarket services revenues increased $3.2 million, or 6.6%, during the current year period compared to the prior year period. As overall industry utilization of high-horsepower compression approaches maximum levels, customer demand for aftermarket services and parts has increased for maintenance and overhauls of customer-owned compressor equipment.

Equipment sales revenues increased $26.0 million, or 31.6%, during the current year period compared to the prior year period, primarily due to increased sales during the prior quarters in 2019. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs.

Cost of revenues

The increase in the cost of compression and related services revenues, compared to the prior year period, was negligible in light of our slight increase in horsepower and overall utilization of our compressor package fleet.

Cost of compression and related services as a percentage of compression and related services revenues decreased from 54.9% during the prior year period to 48.6% during the current year period due to improved customer contract pricing, labor efficiencies, and reduced maintenance costs.

Cost of aftermarket services increased compared to the prior year period consistent with the increased activity and part sales.

Cost of equipment sales revenues increased as a result of the increase in associated revenues. Cost of equipment sales as a percentage of equipment sales revenues increased primarily due to pricing on equipment orders placed in 2018.

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

Impairments and other charges

During the nine month period ended September 30, 2019, we recorded impairments of $2.3 million on certain units of our GasJack(R) fleet, reflecting our decision to dispose of these units upon management's determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment. There were 441 GasJack units impaired, representing 20,286 of total horsepower. Following the impairment there remains in excess of 500 GasJack units currently unutilized and available for redeployment. In addition, a certain compressor package was written off due to being destroyed by fire, resulting in an additional charge of $0.8 million.

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during the current year period compared to the prior year period largely due to increased bad debt expense of $1.5 million primarily associated with the bankruptcy of a single customer, increased employee expenses of $1.3 million, and increased professional services of $0.3 million. These increases were offset by decreased other general expenses of $0.2 million. Despite increased expenses, as a percentage of revenues, selling, general, and administrative expense decreased due to increased revenues compared to the prior year period.

Interest expense, net

Interest expense, net, increased compared to the prior year period due to higher outstanding debt balances and higher interest rates associated with the issuance of our 7.50% Senior Secured Notes in March 2018 and due to imputed interest on related party financing. This increase was despite the reduction in interest expense from the conversion and redemption of the Preferred Units resulting in lower paid in kind distributions compared to the prior year period. Interest expense, net, during the current and prior year periods includes $2.2 million and $2.3 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

The Series A Preferred fair value adjustment was $1.5 million charged to earnings during the current year period compared to $1.5 million charged to earnings during the prior year period. All remaining outstanding Preferred Units were redeemed for cash on August 8, 2019.

Other (income) expense, net

Other (income) expense, net, was $0.02 million of expense during the current year period, compared to $2.7 million of expense during the prior year period. This decrease in expense is primarily due to $3.5 million of unamortized deferred financing costs charged to other expense as a result of the termination of the previous credit agreement in the prior year period and increased foreign currency gains of $0.6 million. These decreases in expense were offset by increased expense of $1.5 million of redemption premium incurred during the current year period in connection with the redemption of Preferred Units for cash.

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

Our effective tax rate for the nine month period ended September 30, 2019, was negative 21.0% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. In addition, the application of ASC 740-270 "Income Taxes - Interim Reporting," resulted in an accrual of current income taxes for the nine month period ended September 30, 2019 equal to approximately the full year estimate. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, sale-leaseback transactions, financing transactions with TETRA, and issuances of debt and equity securities, which we believe will be sufficient to meet our working capital and planned growth requirements during 2019. Though demand for compression services and equipment is currently high, we are monitoring the spending plans of our customers due to oil and gas price volatility and its impact on our customer's demand for our products and services. If oil and gas prices remain at current levels or decrease further, our businesses could be negatively impacted. In addition, current conditions in the market for debt and equity securities in the energy sector have increased the difficulty of obtaining equity and debt financing to the extent necessary to grow our business. Despite these challenges, we remain committed to a long-term growth strategy. Our near-term focus is to maintain and selectively expand our compression fleet to serve the growing demand for compression services, while continuing to preserve and enhance liquidity through strategic operating and financial measures.

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

Meeting increased demand for our compression services will require ongoing capital expenditure investment, which could be significant. The level of future growth capital expenditures depends on demand for compression services, the level of cash available to fund these expenditures, and our decisions whether to utilize available cash to fund increases in our quarterly common unit distribution, retire debt, or make capital expenditures. We anticipate capital expenditures in 2019 to range from $65.0 million to $70.0 million. These capital expenditures include approximately $19.0 million to $21.0 million of maintenance capital expenditures and approximately $46 million to $49 million of capital expenditures primarily associated with the expansion of our compression services fleet. We expect that the combination of cash on hand and operating cash flows expected to be generated during the remainder of the year will be sufficient to fund the remainder of these capital expenditures without having to incur additional long-term debt and without having to access the debt and equity markets. In addition to these capital expenditures, pursuant to agreements executed in February 2019, TETRA agreed to fund the construction of and purchase up to $15.0 million of new compression services equipment and subsequently lease the equipment back to us in exchange for a monthly rental fee. During the nine months ended September 30, 2019, $14.6 million of the $15.0 million has been funded by TETRA for the construction of new compressor equipment and corresponding financing obligations are included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet. As of September 30, 2019, nine compression units were completed and deployed under this agreement. The remaining six units are expected to be completed and deployed in the fourth quarter of 2019.

On October 21, 2019, our General Partner declared a cash distribution attributable to the quarter ended September 30, 2019 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution will be paid on November 14, 2019 to each of the holders of common units of record as of the close of business on November 1, 2019.
Cash Flows

A summary of our sources (uses) of cash during the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
	(In Thousands)
	2019	2018
Operating activities	$67,786	$6,516
Investing activities	(60,453)	(78,165)
Financing activities	(7,927)	90,288

Operating Activities

Net cash provided by operating activities increased by $61.3 million compared to the prior year period. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. The increase in cash provided by operating activities was due to increased cash earnings and due to working capital management, particularly related to collections of accounts receivable, management of inventory levels, and timing of payments of accounts payable.

Cash provided from our foreign operations is subject to various uncertainties, including the volatility associated with interruptions caused by customer budgetary decisions, uncertainties regarding the renewal of our existing customer contracts and other changes in contract arrangements, the timing of collection of our receivables, and the repatriation of cash generated by our international operations.

Investing Activities

Capital expenditures during the nine months ended September 30, 2019, decreased by $17.7 million compared to the same period in 2018 primarily due to the reduction in total capital expenditure plans to grow and maintain the capacity of our compression fleet compared to the prior year. As a result of overall improving demand for compression services, beginning in late 2017 we began growth capital expenditure projects to increase certain horsepower categories of our compression fleet. Maintenance capital expenditures increased during the nine months ended September 30, 2019 compared to the prior year period. Total capital expenditures, net of disposals and proceeds, during the current year period of $60.5 million include $16.4 million of maintenance capital expenditures and are net of $3.8 million of non-cash cost of fleet compression units sold. The level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted, subject to the availability of funds. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Beginning with the distribution to common unitholders during February 2019, we reduced our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). We have used the cash savings from the reduced distribution to redeem the remaining Preferred Units for cash and avoid the further dilution to our common unitholders that would occur if the Preferred Units were converted into common units. Accordingly, during the nine months ended September 30, 2019, we distributed $1.4 million of cash distributions to our common unitholders and General Partner.

Series A Convertible Preferred Units. In January 2019 we began redeeming Preferred Units for cash, resulting in 2,660,569 Preferred Units being redeemed during the nine months ended September 30, 2019 for $31.9 million, which includes approximately $1.5 million of redemption premium that was paid. The last redemption of the remaining Preferred Units, along with a final cash payment made in lieu of paid in kind units occurred on August 8, 2019 for an aggregate cash payment of $5.0 million.

     Bank Credit Facilities. The Credit Agreement, as amended, includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of the Partnership’s and any other Borrowers’ accounts receivable and certain inventory. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the Credit Agreement. As of September 30, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $7.8 million.

The maturity date of the Credit Agreement is June 29, 2023. As of September 30, 2019, we had $11.5 million outstanding balance and had $3.0 million in letters of credit against our Credit Agreement. As of November 5, 2019, we have $5.5 million outstanding under our Credit Agreement and $3.1 million in letters of credit, leaving availability under the CCLP Credit Agreement of $14.4 million.

7.50% Senior Secured Notes. As of November 5, 2019, $350.0 million in aggregate principal amount of our 7.50% Senior Secured Notes are outstanding. The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum and are scheduled to mature on April 1, 2025.

7.25% Senior Notes. As of November 5, 2019, $295.9 million in aggregate principal amount of our 7.25% Senior Notes are outstanding. The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum and are scheduled to mature on August 15, 2022.

We may from time to time seek to retire or purchase certain amounts of our outstanding 7.25% Senior Notes and 7.50% Senior Secured Notes through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Off Balance Sheet Arrangements

As of September 30, 2019, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

The table below summarizes our contractual cash obligations as of September 30, 2019:

	Payments Due
	Total	2019	2020	2021	2022	2023	Thereafter
	(In Thousands)
Long-term debt	$657,430	$—	$—	$—	$295,930	$11,500	$350,000
Interest on debt	$209,158	$12,066	$48,264	$48,264	$41,156	$26,595	$32,813
Operating leases	$11,622	1,312	4,874	2,824	925	297	1,390
Affiliate financing obligation	$14,907	703	3,015	3,015	3,015	3,015	2,144
Total contractual cash obligations	$893,117	$14,081	$56,153	$54,103	$341,026	$41,407	$386,347

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

Interest Rate Risk

As of September 30, 2019, we had a balance outstanding under the Credit Agreement that bears interest at a variable rate.

	Expected Maturity Date							Fair Market Value
($ amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
September 30, 2019
U.S. dollar variable rate - CCLP	$—	$—	$—	$—	$11,500	$—	$11,500	$11,500
Weighted average interest rate (variable)	—%	—%	—%	—%	6.00%	—%
U.S. dollar fixed rate - CCLP	$—	$—	$—	$295,930	$—	$350,000	$645,930	$614,000
Weighted average interest rate (fixed)	—%	—%	—%	7.25%	—%	7.50%

Exchange Rate Risk

As of September 30, 2019, there have been no material changes pertaining to our exchange rate exposures as disclosed in our 2018 Annual Report.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 31, 2019	—	$—	N/A	N/A
August 1 – August 31, 2019	—	—	N/A	N/A
September 1 – September 30, 2019	—	—	N/A	N/A
Total	—		N/A	N/A
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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2019 and 2018; (iii) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (iv) Consolidated Statement of Partners’ Capital for the nine month period ended September 30, 2019; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	November 6, 2019	By:	/s/Brady M. Murphy
Brady M. Murphy
President
Principal Executive Officer

Date:	November 6, 2019	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer
Principal Financial Officer

Date:	November 6, 2019	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer