Form 10-K
period 2019-12-31
CSI Compressco LP
filed 2020-03-16
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant was $107,685,200 as of June 28, 2019.
As of March 12, 2020, there were 47,268,857 Common Units outstanding.

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

•	economic and operating conditions that are outside of our control, including the trading price of our common units, and the supply, demand, and prices of oil and natural gas;

•	the availability of adequate sources of capital to us;

•	our existing debt levels and our flexibility to obtain additional financing;

•	our ability to continue to make cash distributions, or increase cash distributions from current levels, after the establishment of reserves, payment of debt service and other contractual obligations;

•	the restrictions on our business that are imposed under our long-term debt agreements;

•	our dependence upon a limited number of customers and the activity levels of our customers;

•	the levels of competition we encounter;

•	our ability to replace our contracts with customers, which are generally short-term contracts;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to acquisitions and our growth strategy;

•	our operational performance;

•	risks related to our foreign operations;

•	the credit and risk profile of TETRA;

•	the ability of our general partner to retain key personnel;

•	information technology risks including the risk from cyberattack;

•	global or national health concerns, including the outbreak of pandemics or epidemics such as the coronavirus (COVID-19),

•	the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies, and

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

We were formed in October 2008. Our headquarters are located at 24955 Interstate 45 North, The Woodlands, Texas, 77380. Our phone number is 281-364-2244, and our website is www.csicompressco.com.

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

About CSI Compressco LP

We are a provider of compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. We sell both standard and custom-designed, engineered compressor packages, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States, as well as in a number of international locations, including the countries of Mexico, Canada, and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services or sell to customers.

We are one of the largest service providers of natural gas compression services in the United States, using our fleet of compressor packages that employ a full spectrum of low-, medium-, and high-horsepower engines. Low-horsepower compressor packages enhance production for dry gas wells and liquids-loaded gas wells by deliquefying the wells, lowering wellhead pressure, and increasing gas velocity. These packages are also used in connection with oil and liquids production and in vapor recovery and casing gas system applications. Low- to medium-horsepower compressor packages are typically selected for wellhead and natural gas gathering systems, artificial lift systems, and other applications primarily in connection with natural gas and oil production. Our high-horsepower compressor package offerings are typically deployed in natural gas production, natural gas gathering, centralized gas lift, centralized compression facilities, and midstream applications.

Our equipment sales business includes the fabrication and sale of both standard and custom-designed, engineered compressor packages, primarily at our facility in Midland, Texas. We design, fabricate, and assemble natural gas reciprocating and rotary compressor packages up to 2,500 horsepower for use in our service fleet and up to 8,000 horsepower for sale to our broadened customer base. The compressor packages that we fabricate are sold to customers for their use in various applications including gas gathering, gas lift, carbon dioxide injection, wellhead compression, gas storage, refrigeration plant compression, gas processing, pressure maintenance, pipeline transmission, vapor recovery, gas transmission, fuel gas boosters, and coal bed methane systems.

Our aftermarket business provides a wide range of services and compressor package parts and components manufactured by third-party suppliers to support the needs of customers who own compression equipment. These services include operations, maintenance, overhaul, and reconfiguration services and may be provided under turnkey engineering, procurement and construction contracts. Our aftermarket services are provided by our factory- and internally trained technicians in most of the major oil and natural gas producing basins in the United States.

Our long-term growth strategy includes expanding our existing businesses through organic growth and accretive acquisitions, both domestic and international.

Our operations are organized into a single business segment. See "Note 13 - Segments" in the Notes to Consolidated Financial Statements in this Annual Report for further information. For financial information regarding our revenues and total assets, see "Note 14 - Geographic Information" contained in the Notes to Consolidated Financial Statements in this Annual Report.

Certain of our domestic services are performed by our wholly owned subsidiary CSI Compressco Operating LLC, a Delaware limited liability company (our “Operating LLC”), pursuant to contracts that our legal counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), or “qualifying income.” We do not pay U.S. federal income taxes on the portion of our business conducted by Operating LLC. CSI Compressco Sub Inc., which is also a wholly owned subsidiary of ours, conducts substantially all of our operations that our legal counsel has not concluded generate qualifying income, and pay U.S. federal income tax with respect to such operations. We strive to ensure that all new domestic compression contracts are entered into by our Operating LLC and generate qualifying income. We also pay state and local income taxes in certain states, and we incur income taxes related to our foreign operations.

Through TETRA’s wholly owned subsidiary and our general partner, CSI Compressco GP Inc., TETRA manages and controls us. We rely on our general partner’s board of directors and executive officers to manage our operations and make decisions on our behalf. Our general partner is an indirect, wholly owned subsidiary of TETRA. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner or its directors. All of our general partner’s directors are elected by TETRA. Our general partner does not receive any management fee in connection with its management of our business. However, our general partner is reimbursed for certain expenses, including compensation expenses, incurred on our behalf. In addition, our general partner receives distributions based on its limited and general partner interests and incentive distribution rights. As of December 31, 2019, common units held by the public represent approximately a 65.6% ownership interest in us.

Products and Services

We are a provider of compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. Natural gas compression is a mechanical process in which the pressure of a given volume of natural gas is increased to a higher pressure. It is essential to the production and movement of natural gas. Compression is typically required numerous times in the natural gas production and sales cycle, including (i) at the wellheads, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities, and (iv) in natural gas pipelines. Compression is also utilized for gas lift, an artificial lift technique for producing oil that has insufficient reservoir pressure. We fabricate and sell both standard compressor packages and custom-designed, engineered compressor packages. We also provide aftermarket compression services and compressor package parts and components manufactured by third-party suppliers.

Compression Services

We use our fleet of compressor packages to provide a variety of compression services to our customers to meet their specific requirements. Our fleet includes approximately 5,200 compressor packages that provide approximately 1.2 million in aggregate horsepower, employing a wide spectrum of low-, medium-, and high-horsepower engines. We fabricate our compressor packages primarily at our facility in Midland, Texas. The horsepower of our natural gas compressor package fleet as of December 31, 2019 is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Aggregate Horsepower

Low horsepower (0-100)	3,265	153,062	13.0%
Medium-horsepower (101-1,000)	1,554	436,058	37.0%
High-horsepower (1,001 and over)	426	588,625	50.0%
Total	5,245	1,177,745	100.0%

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

High-Horsepower (Over 1,000 Horsepower) Compression Services. Our high-horsepower compressor packages are primarily utilized in midstream applications including natural gas gathering, gas lift, and centralized compression facilities. They boost the pressure of natural gas flowing from individual wells or a group of wells into a gathering pipeline that leads to various types of processing facilities. A significant number of these compressor packages in midstream applications also serve the dual purpose of gas lift operations by injecting a percentage of the compressed natural gas into producing oil wells. Our high-horsepower compressor packages are also used in connection with the transmission of natural gas from gathering systems to storage facilities or end users. These compressor packages feature primarily two- and three-stage compressors powered by natural gas engines.

Other Related Services.    In certain Latin America markets, we provide well monitoring and sand separation services in connection with our compression services. Well monitoring services include a variety of services that monitor and optimize production from oil and gas wells. We utilize automated sand separators, which are high-pressure vessels with automated valve operation functions, at the well to remove solids that would otherwise cause abrasive wear damage to compression and other equipment that is installed downstream and inhibit production from the well.

Compression Services Contract Terms. Our compression services are primarily performed under service contracts using our low-, medium-, and high-horsepower compressor packages. A significant portion of these compression services are provided under services contracts that our legal counsel has concluded generate qualifying income that is not subject to U.S. federal income taxes. Under these services contracts, we are responsible for providing our services in accordance with the particular specifications of a job. As owner and operator, we are responsible for operating and maintaining the equipment we utilize to provide our services. Our low horsepower compression service contracts typically have an initial term of one month and, unless terminated by us or our customers with 30-days' notice, continue on a month-to-month basis thereafter. Our medium- and high- horsepower compression service contracts typically have an initial term of twelve months, but range from six months to twenty-four months. After the initial terms on our medium- and high-horsepower compression service contracts, customers typically continue on a month-to-month basis or renew for additional extensions. We charge our customers a fixed monthly fee for the services provided under the services contracts. If the level of services we provide falls below certain contractually specified percentages, other than as a result of factors beyond our control, our customers are generally entitled to request limited credits against our service fees. To date, these credits have been insignificant as a percentage of revenue.

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

Compressor Package Fabrication Facilities and Sources of Raw Materials

At our fabrication facility in Midland, Texas, we design, fabricate, and assemble natural gas reciprocating and rotary compressor packages up to 8,000 horsepower, including both standard field compression equipment meeting industry standards and specially engineered compression equipment designed for unique customer specifications. We internally fabricate skids, pressure vessels built to American Society of Mechanical Engineers code, and piping systems and integrate them with engines, compressors and other components obtained from third-party suppliers. The compressor packages are used in our services business or they are sold to major and independent oil and natural gas exploration and production companies as well as midstream processing and transmission companies. We design, engineer, fabricate, assemble, and market high-quality gas compressor packages that have a superior reputation in the industry as evidenced by occasional sales to competitive fleets and to end users who have their own compressor package fabrication capabilities.

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

Market Overview and Competition

Our operations are significantly dependent upon the demand for, and production of, oil and the associated natural gas from unconventional oil production along with natural gas production in the domestic and international markets in which we operate. Beginning in 2017 and continuing throughout all of 2019, shale production for oil and the associated natural gas produced from these wells provided improved compression demand opportunities for our products and services. Further, over the same period, the shift to gas lift as a preferred lifting method improved demand for our complete range of product offerings.

Customers

We provide services to a broad base of natural gas and oil exploration and production, midstream, pipeline transmission, and storage companies operating throughout many of the onshore producing regions of the United States. We also have operations in Latin America and certain other regions outside of the United States. While most of our domestic services are performed throughout Texas (with a concentration in the Permian Basin), the San Juan Basin, the Rocky Mountain region, and the Mid-Continent region of the United States, we also have a presence in other producing regions. We continue to seek opportunities to further expand our operations into other regions in the United States and elsewhere in the world.

 Our service contracts are generally terminable upon thirty days’ notice after the primary term has expired. Although we enter into short-term contracts, many of our largest customers have been with us for over five years. Our significant customers for the year ended December 31, 2019 include various major integrated oil companies, public and private independent exploration and production companies and midstream companies, none of which individually accounted for more than 10% of our consolidated revenues for the year ended December 31, 2019. The loss of any of our major customers could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

Competition

The natural gas compression services and compressor package fabrication and sale businesses are highly competitive. We experience competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and technologies, and adopt more aggressive pricing policies. Primary competition for our low-horsepower compression services business comes from smaller local and regional companies that utilize packages consisting of a screw or reciprocating compressor with a separate engine driver. These local and regional competitors tend to compete with us on the basis of price, as opposed to our focus of adding value to the customer. Competition for our medium- and high-horsepower compression services business comes primarily from large companies that may have greater financial resources than we do. Such competitors include Archrock, Kodiak Gas Services, and USA Compression. Our competition in the standard compressor package fabrication and sale markets includes several large companies and a large number of small, regional fabricators, including some of those with whom we also compete for compression services, including Enerflex, Exterran and others. Our competition in the custom-designed, engineered market generally consists of larger companies with the ability to provide integrated projects and product support after the sale, including some of the competitors noted above. The ability to fabricate these large custom-designed, engineered packages at our facilities near the point of end-use of many customers is often a competitive advantage.

Many of our compression services competitors compete on the basis of price. We believe our pricing has proven to be competitive because of the significant increase in value that results from use of our services, our customer service, trained field personnel, and the quality of the compressor packages we use to provide our services.

Other Business Matters

Marketing

We use various marketing strategies to promote our services and compressor package products. Our account managers attempt to build close working relationships with our existing and potential customers to educate them about our services and products by scheduling personal visits, hosting and attending workshops, tradeshows and conferences, and participating in industry organizations. We sponsor and make presentations at industry events that are targeted to production managers, compression specialists and other decision makers. Our marketing representatives also use these marketing opportunities to promote our value-added service initiatives, such as the use of our proprietary satellite telemetry-based system, our wellsite optimization program and our call center.

Backlog

Our equipment and parts sales business includes the design, fabrication, assembly, and sale of both standard compressor packages and custom-designed, engineered compressor packages. Our custom-designed, engineered packages are typically greater in size and scope than standard fabrication packages, requiring more labor, materials, and overhead resources. This business requires diligent planning of those resources and project and backlog management in order to meet the customer's desired delivery dates and performance criteria, and achieve fabrication efficiencies. As of December 31, 2019, our equipment sales backlog was $35.5 million, compared to $105.2 million as of December 31, 2018, all of which is expected to be recognized in the year ended December 31, 2020. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and target delivery dates have been established based on customer requirements. Our new equipment sales backlog is a measure of overall demand that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

Employees

As of December 31, 2019, our general partner and certain of our subsidiaries had approximately 791 full-time employees who provide services to conduct our operations. Our general partner’s U.S. employees and our employees in Canada are not subject to collective bargaining agreements. Under our Omnibus Agreement with TETRA, certain employees of TETRA and its affiliates also provide services to our general partner, us and our subsidiaries, and we reimburse TETRA for these services. Our employees in Argentina and Mexico are subject to collective bargaining agreements. The employees of TETRA who provide services to us in Argentina and Mexico are subject to collective bargaining agreements. We believe that the various employers of these employees have good relations with these employees and we have not experienced work stoppages in the past.

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

Health, Safety, and Environmental Affairs Regulations

We believe that our service and sales operations and fabricating plants are in substantial compliance with all applicable U.S. and foreign health, safety, and environmental laws and regulations. We are committed to conducting all of our operations under the highest standards of safety and respect for the environment. However, risks of substantial costs and liabilities are inherent in certain of our operations. Because of these risks, there can be no assurance that significant costs and liabilities will not be incurred in the future. Changes in health, safety, and environmental regulations could subject us to more rigorous standards and could affect demand for our customer's product which in turn would impact demand for our products. We cannot predict the extent to which our operations may be affected by future laws, regulations, and enforcement policies.

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

Our operations in the United States are subject to regulation under the Occupational Safety and Health Act ("OSHA") and comparable state laws, and regulations thereunder, which regulate the protection of the health and safety of workers.

The CAA and implementing regulations and comparable state laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines, including our compressor packages. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our compressor packages and require us to meet more stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008. Our compressor packages may be subject to additional regulatory requirements under the CAA. For example, regulations under the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) provisions of the CAA require control of hazardous air pollutants from new and existing stationary reciprocal internal combustion engines. Our equipment is also subject to additional prescribed maintenance practices and catalyst installation may also be required. More recently, the EPA finalized rules that establish new air emission controls under the EPA's New Source Performance Standards ("NSPS") and NESHAP for natural gas and natural gas liquids production, processing and transportation activities. These rules establish specific requirements associated with emissions from compressor packages and controllers at natural gas gathering and boosting stations. However, these rules are the subject of a recently proposed rule modifying or removing certain requirements. In addition, the Environmental Protection Agency ("EPA") issued regulations in April 2012 that require the reduction of emissions of volatile organic compounds, air toxins, and methane, a greenhouse gas, at certain oil and gas operations. The current administration has proposed rules to remove or modify certain of these requirements. We are not currently aware of any material impacts to our operations associated with these rules.

The EPA has determined that greenhouse gases ("GHGs") present an endangerment to public health and the environment because, according to the EPA, they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of GHGs, including air emissions associated with oil and gas production particularly as they relate to the hydraulic fracturing of natural gas wells. In addition, the EPA has issued regulations requiring the reporting of GHG emissions from certain sources including onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions have been the subject of a number of legal challenges. These rules have also been the subject of EPA's current deregulatory agenda, which has resulted in further legal challenges to attempts to modify these rules. Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of GHGs from a wide range of sources.

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

We believe that we have properly disposed of all historical waste streams and that we have no outstanding liability regarding any past waste handling or spill activities; however, there is always the possibility that future spills and releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment could cause us to become subject to remediation costs and liabilities under CERCLA, RCRA, or other environmental laws. The costs and liabilities associated with the future imposition of remedial obligations could have the potential for a material adverse effect on our operations or financial position.

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

We design, fabricate, and assemble our compressor packages to meet applicable customer and government regulatory health, safety, and environmental requirements. Our operations outside the United States are subject to foreign governmental laws and regulations relating to health, safety, and the environment and other regulated activities. We believe that our operations are in substantial compliance with existing foreign governmental laws and regulations.

Related Party Agreements

Under our Omnibus Agreement with TETRA, our general partner provides all personnel and services reasonably necessary to manage our operations and conduct our business other than in Mexico and Argentina and certain of TETRA’s Latin American subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American business. In addition, under the Omnibus Agreement, TETRA provides corporate and general and administrative services requested by our general partner including certain legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Pursuant to the Omnibus Agreement, we reimburse our general partner and TETRA and its subsidiaries for services they provide to us. At various times, we and TETRA have agreed that our reimbursement for corporate general and administrative services performed by TETRA would be paid using common units rather than cash, and that interest is to be paid on any past due balances. We may sometimes refer herein to the personnel of our general partner and TETRA and its subsidiaries who provide services for the conduct of our business as “our personnel” or other similar references.

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

The Omnibus Agreement, as amended in June 2014 to extend its term, will terminate (other than the indemnification obligations contained therein) upon the earlier to occur of a change of control of the general partner or TETRA or upon either party providing at least 180 days' prior written notice of termination.

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

Although oil prices steadily rose during late 2017 and early 2018, they fell during late 2018, with 2018 West Texas Intermediate oil prices dropping from a high of $76.90 per barrel in October 2018 to a low of $42.36 per barrel in December 2018. The West Texas Intermediate price averaged $57.05 per barrel during 2019. Over this same period, U.S. natural gas prices have also been volatile, with the Henry Hub price ranging from a high of $4.93 per million British thermal units ("MMBtu") in November 2018 to a low of $2.03 per MMBtu in August 2019. Beginning in February 2020, there has been a severe drop in the price of oil. As of March 12, 2020, the price of West Texas Intermediate oil was $31.50 per barrel and the Henry Hub price for natural gas was $1.84 per MMBtu. Despite the previous volatility of oil prices, demand for medium- and high-horsepower compression services and equipment has remained strong; however, we anticipate that the recent significant decline in oil prices will have some impact on demand for our compression services and equipment. Demand for low-horsepower compression services used for natural gas production enhancement remains challenged. If the drop in oil and natural gas prices we have experienced in 2020 continues or further declines, this may negatively impact the operating cash flows and exploration and development activities and plans of many of our customers and have a negative impact on the demand for our compression products and services.

Factors affecting the prices of oil and natural gas include: the levels of supply and demand for oil and natural gas, worldwide; governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics; worldwide political, military, and economic conditions; the ability or willingness of the Organization of Petroleum Exporting Countries ("OPEC") and non-OPEC countries, such as Russia, to set and maintain oil production levels; the levels of oil production in the U.S. and by other non-OPEC countries; oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas; the cost of producing and delivering oil and natural gas; and acceleration of the development of, and demand for, alternative energy sources. The recent announcement by Saudi Arabia of a significant reduction in its export prices as well as a recent announcement by Russia that previously agreed upon production cuts will expire on April 1, 2020, have contributed to the recent significant decline in the price of oil.

The coronavirus (COVID-19) pandemic that began in early 2020 provides an illustrative example of how a pandemic or epidemic can also impact our operations and business by reducing global and national economic activity resulting in a decline in the demand for oil and for our compression services and equipment, and affecting the health of our workforce and rendering employees unable to work or travel. The price of oil has fallen significantly since the beginning of 2020, due in part to the factors discussed above and to concerns about the coronavirus (COVID-19) and its impact on the worldwide economy and demand for oil. In addition, if a pandemic or epidemic such as the coronavirus (COVID-19) pandemic were to impact a location where we have a high concentration of business and resources, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide compression services and equipment to our customers. The duration of the business disruption and related financial impact from the coronavirus (COVID-19)

pandemic cannot be reasonably estimated at this time. If the impact of the coronavirus (COVID-19) pandemic continues for an extended period of time, it could materially adversely affect the demand for our compression services and equipment and our ability to operate our business in the manner and on the timelines previously planned. The extent to which the coronavirus (COVID-19) or other health pandemics or epidemics may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

Our current capital structure, along with current debt and equity market conditions, may continue to limit our ability to obtain financing to pursue business growth opportunities.

Conditions in the markets for debt and equity securities in the energy sector have increased the difficulty of obtaining debt and equity financing to grow our business. We expect that the stock market decline beginning in March 2020 will make it more difficult to obtain debt and equity financing in the near future. As of December 31, 2019, the market price for our common units was $2.71 per common unit, down from the 2019 high of $3.98 per common unit during August 2019. Due, in part, to recent stock market decline, the closing price of our common units was $0.82 as of March 12, 2020. The issuance of new common units or debt convertible into common units in the future, could be significantly dilutive to current common unitholders. In addition, as of December 31, 2019, we had approximately $649.4 million aggregate principal amount outstanding of our 7.25% Senior Notes and 7.50% Senior Secured Notes. Obtaining equity or debt financing in the current market environment is particularly difficult for us, given our current levels of long-term debt.

During the year ended December 31, 2019, our aggregate capital expenditures totaled $75.8 million, which were primarily growth capital expenditures to increase our compression services equipment fleet. The majority of these capital expenditures were funded from our operating cash flows and $14.8 million of financing obtained from TETRA. As of December 31, 2019, our total cash balance was $2.4 million. We anticipate capital expenditures in 2020 to range from $47.0 million to $56.0 million. These capital expenditures include approximately $23.0 million to $25.0 million of maintenance capital expenditures and approximately $20.0 million to $25.0 million of capital expenditures primarily associated with the expansion of our compression services fleet, and $4.0 million to $6.0 million of capital expenditures related to investments in technology, primarily software and systems. The foregoing estimates were based on assumptions prior to the March 2020 decline in oil prices and the stock market and we will continue to monitor such estimates going forward. We expect that the combination of $2.4 million of cash on hand at the beginning of 2020 and operating cash flows expected to be generated during the year will be sufficient to fund these capital expenditures without having to incur additional long-term debt and without having to access the equity markets. However, our ability to grow our business through capital expenditures or acquisitions beyond these sources of financing may be significantly limited or curtailed. Without the ability to increase our compression equipment fleet or otherwise grow our operations, our ability to continue to retain customers whose compression services needs are expanding and to increase distributions to our common unitholders in the future may be limited.

Our long-term debt levels result in a significant amount of our operating cash flows being used to fund debt service requirements.

The aggregate carrying value of our 7.50% Senior Secured Notes as of December 31, 2019 is $344.2 million. In addition, we have an aggregate carrying value of $291.4 million of our 7.25% Senior Notes outstanding as of December 31, 2019. The interest expense related to our long-term indebtedness reduces our cash available to fund capital expenditures or for distribution. Our ability to service our indebtedness in the future will depend upon, among other things, our future financial and operating performance, which will be impacted by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we may be forced to consider taking actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, delaying any desired increase of distributions, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to take any of these courses of action.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to increase cash distributions to our common unitholders.

Beginning with the first quarter of 2019, our common unit distributions decreased from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). Under the terms of our partnership agreement, the amount of cash otherwise available for distribution is reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements, and future cash distributions to our common unitholders. In order to make cash distributions at this current distribution rate of $0.01 per common unit per quarter, or $0.04 per common unit per year, we will require available cash of approximately $0.5 million per quarter, or $1.9 million per year, based on the number of common units outstanding as of March 12, 2020. We may not have sufficient available cash each quarter to enable us to increase cash distributions or make any distribution at all. To the extent we issue additional partnership units in connection with our growth, the payment of distributions on those additional partnership units may further increase the risk that we will be unable to increase our per-unit distribution. There are no limitations in our partnership agreement or our Loan and Security Agreement (the "Credit Agreement") on our ability to issue additional common units. The amount of cash we can distribute to our common unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things, the market conditions described in these Risk Factors.

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

Our five most significant customers collectively accounted for approximately 29% of our 2019 revenues. Our services and products are provided to these customers pursuant to short-term contract compression services agreements, many of which are cancellable with 30-days' notice, and equipment sales agreements. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

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

We generally provide compression services to our customers under contracts that, after the initial term, are cancellable on thirty days’ notice. We may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all, which could adversely affect our results of operations and cash available for distribution to our common unitholders.

We depend on particular suppliers and are vulnerable to engine and compressor component shortages and price increases, which could have a negative impact on our results of operations and cash available for distribution to our common unitholders.

We fabricate most of our new compressor packages. We obtain some of the components used in our compressor packages from a single source or a limited group of suppliers. Significant suppliers of material components include Caterpillar, Inc. and Ariel Corporation for engines and compressor components, respectively. Our reliance on these and other suppliers involves several risks, including our potential inability to obtain an adequate supply of required components in a timely manner. We do not have long-term contracts with these suppliers and the partial or complete loss of certain of these suppliers could have a negative impact on our results of operations and could damage our customer relationships. Further, since any increase in component prices for compressor packages fabricated by us could decrease our margins, a significant increase in the price of one or more of these components could have a negative impact on our results of operations and cash available for distribution to our common unitholders.

Operating cash flows from the sale of compressor packages are inconsistent.

A significant portion of our revenues and cash flows is typically derived from the sales of newly fabricated compressor packages. During 2019, we reported revenues of $142.6 million from the sale of compressor packages. As of December 31, 2019, we had a compressor package sales order backlog of $35.5 million, compared to $105.2 million as of December 31, 2018. Demand to purchase our compressor packages is affected by numerous factors, including the prices of natural gas and oil and the level of capital spending by our customers. A change in our business strategy or any of these factors could cause cash flows from the sale of compressor packages to decrease.

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

We have operations in Mexico, Canada, and Argentina as well as a number of other foreign countries. A portion of our expected future growth could include expansion in these and other foreign countries. Foreign operations carry special risks. Our operations in the countries in which we currently operate and those countries in which we may operate in the future, could be adversely affected by:

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

We rely primarily on the executive officers and other senior management of our general partner and TETRA to manage our operations and make decisions on our behalf. Our ability to provide quality compression services depends to a significant extent upon our general partner’s and TETRA's ability to hire, train, and retain an adequate number of trained personnel. The departure of any of our general partner’s executive officers or other senior management could have a significant negative effect on our business, operating results, financial condition, and our ability to compete effectively in the marketplace. We operate in an industry characterized by highly competitive labor markets, and, similar to many of our competitors, we have experienced high employee turnover in certain regions. It is possible that our labor expenses could increase if there is a shortage in the supply of skilled regional service supervisors and other service professionals. Our general partner may be unable to maintain an adequate skilled labor force necessary for us to operate efficiently and to support our growth strategy. Failure to do so could impair our ability to operate efficiently and to retain current customers and attract prospective customers, which could cause our business to suffer materially. Additionally, increases in labor expenses may have an adverse impact on our operating results and may reduce the amount of cash available for distribution to our common unitholders.

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

Decreased commodity prices have, and may continue to have, a negative impact on oil and gas drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The prices of oil and natural gas have declined significantly since the beginning of 2020, which is expected to adversely affect drilling levels, activity levels, and spending in the oil and natural gas industry. If these price levels continue or further decline, demand for our products and services may significantly decrease, which could impact the expected utilization rates of our compressor package fleet. Under U.S. GAAP, we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in impairments, resulting in decreased earnings.

We are exposed to significant credit risks.

We face credit risk associated with the significant amounts of accounts receivable we have with our customers in the energy industry. Many of our customers, particularly those associated with our low-horsepower compression service operations, are small- to medium-sized oil and gas operators that may be more susceptible to fluctuating oil and gas commodity prices or generally increased operating expenses than larger companies. Our customers' ability to pay is impacted by a decreased oil and natural gas price environment and we may face increased credit risks if the current reduced price of oil and natural gas continues for an extended period of time.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our assets and operations are subject to inherent risks such as vehicle accidents, equipment defects, malfunctions and failures, as well as other incidents that result in releases or uncontrolled flows of gas or well fluids, fires, or explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution, and other environmental damages. On occasion, we have experienced fires that have damaged or destroyed certain of our compression services fleet, and additional accidents or fires could occur in the future. We do not insure all of our assets and the insurance we do obtain may be inadequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future, or, if available, the premiums may not be commercially feasible. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we did not maintain liability insurance, our business, results of operations, and financial condition could be adversely affected. In addition, we do not maintain business interruption insurance. Please read “Health, Safety, and Environmental Affairs Regulations” for a description of how we are subject to federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and environment.

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

The EPA has adopted regulations under the CAA to control emissions of hazardous air pollutants from reciprocal internal combustion engines and more recently the EPA adopted regulations that establish air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including NSPS as well as emission standards to address hazardous air pollutants. Certain of our compressor packages are subject to these new requirements and additional control equipment and maintenance operations are required. While we do not believe that compliance with current regulatory requirements will have a material adverse effect on our business, additional regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs.

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

The EPA has adopted regulations to restrict emissions of GHGs under existing provisions of the CAA. Such EPA rules regulate GHG emissions under the CAA and require a reduction in emissions of GHGs from motor vehicles and from certain large stationary sources. The EPA rules also require so-called “green” completions at hydraulically fractured natural gas wells. Under the current administration, EPA proposed rules in 2019 to loosen these requirements; however the rules have not yet been finalized. In addition, the EPA requires the annual reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, as well as from certain oil and gas production facilities.

In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the Paris Agreement. However, in June 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or a separate agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. In November 2019 the United States submitted formal notice required under the Paris Agreement. The withdrawal is scheduled to be effective November 4, 2020. To the extent that other countries implement the Paris Agreement or the United States imposes other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business.

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

Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA asserted regulatory authority pursuant to the federal Safe Drinking Water Act, Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; published final rules under the CAA in 2012 and published additional final regulations in June 2016 governing methane and volatile organic compound performance standards, including standards for the capture of air emissions released during for the oil and natural gas hydraulic fracturing industry (however, rules have been proposed in 2019 to modify or rescind some of these requirements); published in June 2016 an effluent limitations guidelines final rule prohibiting the discharge of waste water from shale natural-gas extraction operations before discharging to a treatment plant; and in 2014 published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the U.S. Bureau of Land Management ("BLM") published a final rule in March 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. BLM has issued a final rule rescinding the 2015 action; this new rule remains subject to legal challenge.

The U.S. Congress (“Congress”) has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Texas, Oklahoma and New Mexico have adopted, and other states are considering adopting legal requirements that could impose new or more stringent permitting, public disclosure, or well construction requirements on hydraulic fracturing activities. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted, our customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

Although our general partner allocates significant resources to protect these information technology systems, we have experienced within the past year varying degrees of cyber-incidents in the normal conduct of our business, including viruses, worms, other destructive software, process breakdowns, phishing and other malicious activities. On January 6, 2020, the Department of Homeland Security issued a public warning that indicated companies in the energy industry might be specific targets of cybersecurity threats. Such breaches have in the past and could again in the future result in unauthorized access to information including customer, supplier, employee, or other company confidential data. Our general partner carries insurance against these risks, although the potential damages we might incur could exceed our available insurance coverage. Our general partner also invests in security technology, performs penetration tests from time to time, and designs our business processes to attempt to mitigate the risk of such breaches. While we believe these measures are generally effective, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We continue to experience and expect to continue to experience, cybersecurity threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

Risks Inherent in an Investment in Us

The market price of our common units has been and may continue to be volatile.

The market price of our common units has fluctuated in the past and is subject to significant fluctuations in response to many factors, some of which are beyond our control, including the following:

•our operational performance;
•supply, demand, and prices of oil and natural gas;
•the activity levels of our customers;
•deviations in our earnings from publicly disclosed forward-looking guidance or analysts’ projections;
•recommendations by research analysts that cover us and other companies in our industry:
•risks related to acquisitions and our growth strategy;
•uncertainty about current global economic conditions; and
•other general economic conditions.

During 2019, the market price for our common units ranged from a high of $3.98 per common unit to a low of $2.18 per common unit. In connection with the stock market decline that began in March 2020, the closing market price of our common units has declined below $1.00 per common unit with a closing price of $0.82 per common unit on March 12, 2020. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to operating performance and are attributable, in part, to outside factors such as the recent coronavirus (COVID-19) outbreak and its potential impact on the world economy. The volatility of our common units may make it difficult for you to resell our common units when you want at attractive prices.

We are listed on the NASDAQ Exchange (“NASDAQ”). We are required to meet NASDAQ’s continued listing standards, including a requirement that the closing market price of our common units not be below $1.00 per common unit for any period of thirty consecutive trading days. As indicated above, the closing market price of our common units was recently below $1.00. In addition, the continued listing standards have minimum market capitalization and partners’ capital requirements. If we are unable to meet these continued listing standards, including the minimum common unit price, and are unable to cure any such non-compliance within the applicable cure period provided by NASDAQ, NASDAQ will delist our common units. In that event, it is possible that our common units would be quoted on the over-the-counter bulletin board. This could have negative consequences for us, including reduced liquidity for unitholders, reduced trading levels, limited availability of market quotations or analyst coverage, stricter trading rules for brokers trading our common units, and reduced access to financing alternatives. We also could be subject to greater state securities regulation if our common units are no longer listed on a national exchange.

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

On January 20, 2020, our general partner declared a cash distribution attributable to the quarter ended December 31, 2019 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit, on an annualized basis. This cash distribution was paid on February 14, 2020 to all common unitholders of record as of the close of business on February 1, 2020. The amount of quarterly distributions is determined based on a variety of factors, including our estimates of cash needs to fund our future operating, investing, and debt service requirements (including the redemption of our remaining outstanding Preferred Units). Our estimates of these future cash requirements are used in the determination of available cash, as defined in our Partnership Agreement. We will continue to monitor the uncertain levels of cash flows from operating activities and the levels of cash flows from investing activities necessary to maintain our equipment fleet, and use these estimates in the determination of the levels of our future quarterly distributions. There can be no assurance that our quarterly distributions will increase from this reduced amount per common unit, or that there will not be further decreases in the amount of distributions in the future.

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

Our common unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66.7% of all outstanding common units is required to remove our general partner. As of March 12, 2020, our general partner and its affiliates own 34% of our aggregate outstanding common units.

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

If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of March 12, 2020, our general partner and its affiliates own an aggregate of 34% of our common units.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of TETRA). As of March 12, 2020, our general partner and its affiliates own an aggregate of 34% of our common units.

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

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations and current Treasury Regulations, we believe that we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on all of our taxable income at the corporate tax rate and would likely pay additional state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

We have subsidiaries that are treated as corporations for U.S. federal income tax purposes and are subject to corporate-level income taxes.

We conduct a portion of our operations through subsidiaries that are organized as corporations for U.S. federal income tax purposes. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to U.S. corporate-level tax, which reduces the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increases the corporate tax rate, our cash available for distribution to our unitholders would be further reduced. Distributions from any such corporate subsidiary will generally be treated as dividend income to the extent of the current and accumulated earnings and profits of such corporate subsidiary. An individual unitholder's share of dividend income from any corporate subsidiary would constitute portfolio income that could not be offset by the unitholder's share of our other losses or deductions.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of the U.S. Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for certain publicly traded partnerships. For example, the “Clean Energy for America Act,” which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended, upon which we rely for our status as a partnership for U.S. federal income tax purposes.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.

Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

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

Approximately 8.2% of our consolidated revenues for the year ended December 31, 2019, was generated in non-U.S. jurisdictions, primarily Mexico, Canada, and Argentina. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional taxes being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated taxes being imposed in jurisdictions in which we are organized or from which we receive income and further reduce the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted, and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner, because the costs will reduce our cash available for distribution.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders may be substantially reduced.

Legislation applicable to partnership tax years beginning after December 31, 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level U.S. federal income tax audit. Under this legislation, unless we are eligible to (and do) elect to issue revised information statements to our unitholders and former unitholders with respect to an audited and adjusted partnership tax return, the IRS (and some states) may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Unitholders’ share of our income will be taxable for U.S. federal income tax purposes, even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income will be taxable to the unitholder, which may require the payment of U.S. federal income taxes, and, in some cases, state and local income taxes on the unitholder’s share of our taxable income, even if the unitholder receives no cash distributions from us. Unitholders with a greater than 10% interest in us may also be required to include their pro rata share of any global intangible low-taxed income attributable to our foreign corporate subsidiaries in the year in which such income is earned, even if the unitholder receives no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

In response to current market conditions, we may engage in transactions to delever the Partnership and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt, could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease the tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units our unitholders sell will, in effect, become taxable income to our unitholders if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash the unitholders receive from the sale.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. This limitation could result in an increase in the taxable income allocable to a unitholder for such taxable year without any corresponding increase in the cash available for distribution to such unitholder. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated business or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trades or businesses (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.

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

We prorate our items of income, gain, loss, and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets, and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Although final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, these regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change our allocation of items of income, gain, loss, and deduction among our unitholders.

Taxable income from our non-U.S. businesses is not eligible for the 20% deduction for qualified publicly traded partnership income.

For taxable years beginning after December 31, 2017 and ending on or before December 31, 2025, a unitholder is generally allowed a deduction equal to 20% of our “qualified publicly traded partnership income” that is allocated to such unitholder. For purposes of the deduction, the term qualified publicly traded partnership income includes the net amount of such unitholder’s allocable share of our income that is effectively connected to our U.S. trade or business activities. Because our non-U.S. business operations earn income that is not effectively connected with a U.S. trade or business, unitholders may not apply the 20% deduction for qualified publicly traded partnership income to that portion of our income.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller, and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss, or deduction with respect to those units may not be reportable by the unitholder, and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including non-U.S., state and local taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or control property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file non-U.S., state, and local income tax returns and pay non-U.S., state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. In the United States, we own assets and conduct business in many states, most of which currently impose a personal income tax on individuals and an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional jurisdictions that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, non-U.S., state and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

Unitholders may be subject to tax in one or more non-U.S. jurisdictions, including Canada, Mexico, and Argentina, as a result of owning our common units if, under the laws of any such jurisdiction, we are considered to be carrying on business there. If unitholders are subject to tax in any such jurisdiction, they may be required to file a tax return with, and pay taxes to, that jurisdiction based on their allocable share of our income. We may be required to reduce distributions to unitholders on account of any withholding obligations imposed upon us by that jurisdiction in respect of such allocation to the unitholders. In addition, the United States may not allow a tax credit for any foreign income taxes that unitholders directly or indirectly incur.
Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties.

As of December 31, 2019, we owned a fabrication facility in Midland, Texas, consisting of an aggregate of approximately 177,000 square feet of structures that are located on 38.5 acres of land. In addition, we own a facility in Oklahoma City, Oklahoma, and additional service facilities in North Dakota, Oklahoma, Texas, and Utah. We lease 23 additional service facilities in Alabama, Arkansas, California, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, Texas, West Virginia, Wyoming, and foreign locations in Argentina, Canada, and Mexico. We lease a number of storage facilities located across the geographic markets we serve. We utilize a portion of TETRA’s headquarters in The Woodlands, Texas as our headquarters office. Our primary assets include our fleet of compression and other equipment. See "Item 1 Business - Compression Services," for a discussion and description of our compression fleet. All obligations under our 7.50% Senior Secured Notes are secured by a first-lien security interest in substantially all of our assets, including our fabrication facilities in Midland, Texas and Oklahoma City, Oklahoma, but excluding other real property assets.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Market Information

Our common units are traded on the NASDAQ Global Market ("NASDAQ") under the symbol “CCLP.” As of March 12, 2020, there were 31 holders of record of the common units.

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

Common Units. We pay quarterly distributions to the holders of common units to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cash payments to our general partner and its affiliates. On December 20, 2018, we announced that, given the decline in our common unit price, we were reducing our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter) for a period of up to four quarters, beginning with the fourth quarter of 2018. We used a portion of the approximately $34 million of savings from the reduced distribution to redeem the remaining Preferred Units for cash and avoid the dilution to our common unitholders that would occur if the Preferred Units were converted into common units. Beginning with the distribution for the fourth quarter of 2018, we have paid a distribution of $0.01 per common unit, or $0.04 on an annualized basis. As a result, no payments are due under our incentive distribution rights to our general partner in connection with these quarterly distributions. (See discussion of incentive distribution rights below.) There is no guarantee that we will continue to pay the reduced current quarterly distribution on the common units or be able to increase it in the future. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2019 totaled $0.04 per common unit. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Cash Flows - Financing Activities" for a discussion of restrictions on our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Initially, our general partner was entitled to approximately 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its initial 2.0% general partner interest. Our general partner’s initial 2.0% interest in our distributions has been reduced to approximately 1.4% and may be further reduced if we issue additional limited partner units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
Oct 1 – Oct 31, 2019	—	—	N/A	N/A
Nov 1 – Nov 30, 2019	—	—	N/A	N/A
Dec 1 – Dec 31, 2019	—	—	N/A	N/A
Total	—		N/A	N/A

Securities Authorized for Issuance under Equity Compensation Plans.

See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information regarding our equity compensation plans as of December 31, 2019.

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report. Please read “Item 1A. Risk Factors” for a discussion of the material uncertainties that might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. During 2016 and 2015, we recorded significant impairments of long-lived assets and goodwill.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In Thousands, Except Per Unit Amounts)
Income Statement Data
Revenues	$476,581	$438,663	$295,566	$311,363	$457,641
Cost of revenues	317,499	308,397	193,498	191,260	290,660
Depreciation and amortization expense	76,663	70,500	69,140	72,123	81,838
Impairments and other charges	3,160	681	—	10,223	11,797
Insurance recoveries	(555)	—	(2,352)	—	—
Selling, general, and administrative expenses	43,100	39,600	33,438	36,222	43,479
Goodwill impairment	—	—	—	92,334	139,444
Interest expense, net	53,375	52,585	43,135	38,055	34,964
Series A Preferred fair value adjustment	1,470	(838)	(3,402)	5,036	—
Other expense, net	(511)	2,101	(216)	2,383	2,190
Income (loss) before income tax provision	(17,620)	(34,363)	(37,675)	(136,273)	(146,731)
Net income (loss)	$(20,973)	$(36,978)	$(40,459)	$(138,138)	$(146,630)
Net income (loss) per common unit, basic	$(0.44)	$(0.88)	$(1.13)	$(4.07)	$(4.36)
Weighted average common units outstanding, basic	47,006,543	41,552,804	35,035,428	33,262,376	33,169,413
Net income (loss) per common unit, diluted	$(0.44)	$(0.88)	$(1.13)	$(4.07)	$(4.36)
Weighted average common units outstanding, diluted	47,006,543	41,552,804	35,035,428	33,262,376	33,169,413
Cash distributions declared per common unit	$0.04	$0.57	$0.75	$1.51	$1.98

	December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Balance Sheet Data
Working capital	$19,666	$57,394	$38,141	$52,090	$59,300
Total assets	822,246	826,744	742,932	786,140	966,627
Long-term debt	638,238	633,013	512,176	504,090	566,658
Partners' capital	48,991	67,403	95,027	143,249	332,158

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Statements in the following discussion may include forward-looking statements. These forward- looking statements involve risks and uncertainties. See “Item 1A. Risk Factors,” for additional discussion of these factors and risks.
Business Overview

We provide compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. Our compression and related services business includes a fleet of more than 5,200 compressor packages providing approximately 1.2 million capacity in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Our equipment sales business includes the fabrication, assembly, and sale of both standard and custom-designed, engineered compressor packages. Our design aftermarket business provides compressor package reconfiguration and maintenance services, as well as the sale of compressor package parts and components manufactured by third-party suppliers. Our customers operate throughout many of the onshore producing regions of the United States, as well as in a number of international locations, including the countries of Mexico, Canada and Argentina.

Our operations are significantly dependent upon the demand for, and production of, oil and the associated natural gas from unconventional oil and natural gas production in the domestic and international markets in which we operate. Beginning in 2017 and continuing throughout all of 2019, shale production for oil and the associated natural gas produced from these wells provided improved compression demand opportunities for our products and services. This growth in demand continues to drive increases in our compression services revenues, through increased activity and customer contract pricing. This has resulted in increased utilization of our compression equipment fleet, with over 1.06 million horsepower of our compression equipment in service as of December 31, 2019. During 2019, we reached the highest overall utilization since the acquisition of Compressor Systems, Inc. ("CSI") in 2014 at 90.1% and at December 31, 2019 we are close to maximum utilization for our high-horsepower class at 97.9%. Further, over this same period, the shift to gas lift as a preferred lifting method improved demand for our complete range of product offerings. While we have experienced increased demand and utilization for certain of our compressor packages, the recent significant decline in oil prices as well as the volatility and declines in the stock market may impact the demand for our compression services and equipment.

We are focused on aligning our compression fleet to meet the growing demand for high-horsepower. Our high-horsepower engines are well suited for centralized gas lift, which is a preferred means of artificial lift as customers see increasing gas-to-oil ratios in key basins where their focus is on multi-well pads and completion of longer lateral wells. We continue to focus growth capital toward meeting the demands for high-horsepower in centralized gas lift applications and are strategically selling low-horsepower and non-core fleet units to aid in this shift. In addition, we are refocusing our low-horsepower engines to target liquids (oil and natural gas condensates) through production enhancement and artificial lift methods including gas assisted plunger lift ("GAPL") and backside auto injection services ("BAIS"), which allows customers to uplift liquids production and enhance economic returns on older wells.

Given the high demand for compression services we have experienced through February 2020 and the high utilization of our compression equipment fleet, we continue to focus on our ability to appropriately expand and maintain our compression equipment fleet in order to serve our customers. While the current industry market for traditional debt and equity financing is difficult, we continue to review all options available to us to expand our fleet.

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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year ended December 31, 2019, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges and other non-recurring or unusual expenses or charges, including impairments, equity compensation, bad debt expense attributable to bankruptcy of customer, non-income tax contingency, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, administrative expenses under the Omnibus Agreement paid in equity using common units, write-off of unamortized financing costs, and excluding Series A Convertible Preferred Unit redemption premiums and severance. Adjusted EBITDA is used as a supplemental financial measure by our management to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and general partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to those of our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

     The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Net income (loss)	$(20,973)	$(36,978)	$(40,459)
Provision for income taxes	3,353	2,615	2,784
Depreciation and amortization	76,663	70,500	69,140
Impairments and other charges	3,313	681	—
Bad debt expense attributable to bankruptcy of customer	1,768	—	—
Interest expense, net	53,375	52,585	43,135
Equity compensation	1,064	639	1,219
Expense for unamortized finance costs	—	3,539	—
Non-income tax contingency	—	2,110	—
Series A Preferred redemption premium	1,468	—	—
Series A Preferred fair value adjustments	1,470	(838)	(3,402)
Omnibus expense paid in equity	—	—	1,746
Severance	118	12	63
Non-cash cost of compressors sold	6,023	4,126	8,505
Other	630	176	1,011
Adjusted EBITDA	$128,272	$99,167	$83,742

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Cash flow from operating activities	67,696	30,121	39,068
Changes in current assets and current liabilities	311	16,614	(1,357)
Deferred income taxes	(129)	178	(757)
Other non-cash charges	(4,305)	(3,951)	(4,391)
Bad debt expense attributable to bankruptcy of customer	1,768	—	—
Non-income tax contingency	—	2,110	—
Interest expense, net	53,375	52,585	43,135
Series A Preferred paid in kind distributions	(1,123)	(5,419)	(8,380)
Insurance recoveries	555	—	2,352
Provision for income taxes	3,353	2,615	2,784
Acquisition costs	—	—	—
Omnibus expense paid in equity	—	—	1,746
Severance	118	12	63
Non-cash cost of compressors sold	6,023	4,126	8,505
Software implementation	630	176	1,011
Adjusted EBITDA	$128,272	$99,167	$83,779

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

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Cash from operations, net	$67,696	$30,121	$39,068
Capital expenditures, net of sales proceeds	(64,773)	(103,489)	(25,126)
Free cash flow	$2,923	$(73,368)	$13,942

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

	December 31,
	2019	2018	2017
Horsepower
Total horsepower in fleet	1,177,745	1,135,477	1,081,919
Total horsepower in service	1,059,590	983,848	900,638
Total horsepower utilization rate	90.0%	86.6%	83.2%

The following table sets forth our horsepower utilization rates by each horsepower class of our compression fleet as of the dates shown.

	December 31,
	2019	2018	2017
Horsepower utilization rate by class
Low horsepower (0-100)	70.8%	66.4%	65.4%
Medium-horsepower (101-1,000)	86.0%	84.9%	80.8%
High-horsepower (1,001 and over)	97.9%	95.0%	92.8%

The utilization figures for December 31, 2019 above reflect the impairment of certain low-horsepower class compressor packages and removal of 20,286 horsepower from the compression fleet during the second quarter of 2019. Through new equipment fabrication, we added 97,118 of horsepower to our fleet during the year ended December 31, 2019.

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

New Equipment Sales Backlog. Our new equipment sales business includes the design, fabrication, assembly, and sale of both standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas. The equipment is fabricated to custom or standard specifications, as applicable. Our custom fabrication projects are typically greater in size and scope than standard fabrication projects, requiring more labor, materials, and overhead resources. Our fabrication business requires diligent planning of those resources and project and backlog management in order to meet the customer delivery dates and performance criteria. New equipment sales backlog was $35.5 million as of December 31, 2019 compared to $105.2 million as of December 31, 2018. Changes in our new equipment sales backlog are a function of additional customer orders less completed orders that result in equipment sales revenues for the period. During the year ended December 31, 2019, we received cumulative orders of $64.4 million for new compressor packages. All of our December 31, 2019 new equipment sales backlog is expected to be recognized during 2020. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and target delivery dates have been established based on customer requirements. Our new equipment sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and measure our success in winning bids from our customers.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepared these financial statements in conformity with U.S. GAAP. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base these estimates on historical experience, available information, and various other assumptions that we believe are reasonable under the circumstances. We periodically evaluate these estimates and judgments, which may change as new events occur, as new information is acquired, and with changes in our operating environment. Actual results are likely to differ from current estimates, and those differences may be material. The following critical accounting policy reflects the most significant judgment and estimate used in the preparation of our financial statements.

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Historically, our business has not experienced significant impairments of its long-lived compression assets, as utilized compressor packages generate cash flows sufficient to support their carrying values. Unutilized assets are maintained and evaluated on a regular basis. Serviceable compressor packages that are currently unutilized are anticipated to be placed in service in future years as demand increases or as fully depreciated packages in service are replaced. Sales of compressor packages have historically been at selling prices in excess of asset cost. Intangible assets recognized as part of the CSI acquisition include trademark/tradename, customer relationships, and other intangible assets that are supported primarily by the estimated future cash flows of our operations. During the year ended December 31, 2019, we recorded impairments of $2.3 million on certain units of our GasJack(R) fleet, reflecting our decision to dispose of these units upon management's determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment. A recoverability analysis was performed on the remaining low-horsepower fleet and we concluded that the remaining fleet was recoverable from estimated future cash flows. During the years ended December 31, 2018 and 2017, we recorded no impairments of long-lived assets. Impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production or pricing.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

	Year Ended December 31, 2019
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Thousands)
Revenues:
Compression and related services	$257,723	$229,895	$27,828	54.1%	52.4%	12.1%
Aftermarket services	76,290	70,907	5,383	16.0%	16.2%	7.6%
Equipment sales	142,568	137,861	4,707	29.9%	31.4%	3.4%
Total revenues	476,581	438,663	37,918	100.0%	100.0%	8.6%
Cost of revenues:
Cost of compression and related services	125,104	127,128	(2,024)	26.3%	29.0%	(1.6)%
Cost of aftermarket services	63,757	57,870	5,887	13.4%	13.2%	10.2%
Cost of equipment sales	128,638	123,399	5,239	27.0%	28.1%	4.2%
Total cost of revenues	317,499	308,397	9,102	66.6%	70.3%	3.0%
Depreciation and amortization	76,663	70,500	6,163	16.1%	16.1%	8.7%
Impairments and other charges	3,160	681	2,479	0.7%	0.2%	364.0%
Insurance recoveries	(555)	—	(555)	(0.1)%	—%	100.0%
Selling, general, and administrative expense	43,100	39,600	3,500	9.0%	9.0%	8.8%
Interest expense, net	53,375	52,585	790	11.2%	12.0%	1.5%
Series A Preferred fair value adjustment	1,470	(838)	2,308	0.3%	(0.2)%	(275.4)%
Other (income) expense, net	(511)	2,101	(2,612)	(0.1)%	0.5%	(124.3)%
Loss before income taxes	(17,620)	(34,363)	16,743	(3.7)%	(7.8)%	(48.7)%
Provision for income taxes	3,353	2,615	738	0.7%	0.6%	28.2%
Net Loss	$(20,973)	$(36,978)	$16,005	(4.4)%	(8.4)%	(43.3)%

2019 Compared to 2018

Revenues

Compression and related services revenues increased by $27.8 million, or 12.1%, during 2019 compared to the prior year. Growth in demand for compression services positively impacted our compression fleet utilization rates. The overall compression fleet horsepower utilization rate as of December 31, 2019 increased to 90.0% compared to 86.6% as of December 31, 2018. In addition, increased demand has led to improved customer contract pricing for compression services. In response to the overall improving demand for compression services, we continue to invest in growth capital projects to increase certain horsepower categories of our compression fleet.

Aftermarket services revenues increased $5.4 million, or 7.6%, during 2019 compared to the prior year resulting primarily from increased parts sales to existing customers.

Equipment sales revenues increased $4.7 million, a 3.4% increase, during 2019 compared to the prior year, primarily due to higher new equipment sales partially offset by lower used unit sales. Higher new unit sales were due to delivery in 2019 of significant orders received in 2018 primarily related to our customer's build out of new infrastructure projects requiring compression. New infrastructure was needed due to overall growth in associated gas production volumes in the U.S. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs.

Cost of revenues

Cost of compression and related services decreased compared to the prior year, even with the increase in corresponding revenues resulting from added horsepower and overall increased utilization of our compression fleet. Cost of compression and related services as a percentage of compression and related services revenues decreased from 55.3% during the prior year to 48.5% during the current year due to improved customer contract pricing, higher margins on new compressor equipment, labor efficiencies, and reduced maintenance costs.

Cost of aftermarket services increased compared to the prior year period consistent with the increased activity and part sales.

Cost of equipment sales increased in accordance with the increase in associated revenues. Cost of equipment sales as a percentage of equipment sales revenues increased primarily due to pricing on equipment sales orders placed in 2018.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense increased compared to the prior year due to increases in the compression fleet.

Impairments and other charges

During the year ended December 31, 2019, we recorded impairments of $2.3 million on certain units of our GasJack(R) fleet, reflecting our decision to dispose of these units upon management's determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment. A recoverability analysis was performed on the remaining low-horsepower fleet and we concluded that the remaining fleet was recoverable from estimated future cash flows. In addition, a certain compressor package was written off due to being destroyed by fire, resulting in an additional charge of $0.8 million.

Insurance recoveries

Insurance recoveries relate to insurance claim proceeds received related to fleet compressor packages that were damaged during the prior year.

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during 2019 compared to the prior year. This increase was primarily driven by increased bad debt expense of $1.5 million primarily associated with the bankruptcy of a single customer, increased employee expenses, including wages, incentives, benefits, and other employee related expenses of $1.0 million, and increased professional services fees of $1.0 million. Despite increased expenses, as a percentage of revenues, selling, general and administrative expense remained flat compared to the prior year.

Interest expense, net

Interest expense, net, increased during 2019 compared to the prior year due to higher outstanding debt balances and higher interest rates associated with the issuance of our 7.50% Senior Secured Notes in March 2018 and due to imputed interest on related party financing. This increase was despite the reduction in interest expense from the conversion and redemption of the Preferred Units resulting in lower paid in kind distributions compared to the prior year period. Interest expense, net, during the current and prior year periods includes $3.2 million and $3.1 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

The Series A Preferred Units fair value adjustment was $1.5 million charged to earnings during 2019 compared to $0.8 million credited to earnings during the prior year. All the remaining outstanding Preferred Units were redeemed for cash on August 8, 2019.

Other (income) expense, net

Other (income) expense, net, was $0.5 million income during 2019 compared to $2.1 million expense during the prior year. This decrease in expense is primarily due to $3.5 million of unamortized deferred financing costs charged to other expense in the prior year as a result of the termination of the previous credit agreement and increased foreign currency gains of $0.5 million. These decreases in expense were offset by increased expenses of $1.5 million of redemption premiums incurred during the current year period in connection with the redemption of Preferred Units for cash.

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

Our effective tax rate for the year ended December 31, 2019, was negative 19.0% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, long-term and short-term borrowings, sale-leaseback transactions, and issuances of debt and equity securities, which we believe will be sufficient to meet our working capital and planned growth requirements during 2020. Though demand for compression services and equipment is currently high, we are monitoring the spending plans of our customers due to oil and gas price volatility, the recent significant decline in the price of oil, and the impact on our customer's demand for our products and services. If oil and gas prices remain at current levels or decrease further, our businesses could be negatively impacted. In addition, current conditions in the market for debt and equity securities in the energy sector have increased the difficulty of obtaining equity and debt financing and we expect the stock market decline beginning in March 2020 will make it more difficult to obtain debt and equity financing in the near future. Despite these challenges, we remain committed to a long-term growth strategy. Our near-term focus is to maintain and selectively expand our compression fleet to serve the growing demand for compression services, while continuing to preserve and enhance liquidity through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transaction is in the best interests of our business.

Meeting increased demand for our compression services will require ongoing capital expenditure investment, which could be significant. We expect to fund any future capital expenditures, along with potential acquisitions, if any, with existing cash balances, cash flow generated from our operations, and funds received from the issuance of additional debt and equity securities. We may also seek to expand our compression fleet through finance or operating leases with third parties. However, we are subject to business and operational risks that could materially adversely affect our cash flows and together with risks associated with current debt and equity market conditions, our ability or desire to issue such securities. Please read Part I, Item 1A "Risk Factors."

The level of future growth capital expenditures depends on demand for compression services, the level of cash available to fund these expenditures, and our decisions whether to utilize available cash to fund increases in our quarterly common unit distribution, retire debt, or make capital expenditures. We anticipate capital expenditures in 2020 to range from $47.0 million to $56.0 million. These capital expenditures include approximately $23.0 million to $25.0 million of maintenance capital expenditures, approximately $20.0 million to $25.0 million of capital expenditures primarily associated with the expansion of our compression services fleet, and $4.0 million to $6.0 million of capital expenditures related to investments in technology, primarily software and systems. The foregoing estimates were based on assumptions prior to the March 2020 decline in oil prices and the stock market and we will continue to monitor such estimates going forward. We expect that the combination of cash on hand and operating cash flows expected to be generated during the year will be sufficient to fund capital expenditures without having to incur additional long-term debt and without having to access the equity markets. After funding growth and technology capital investments, we expect to use the remaining distributable cash flow each period beginning in the second quarter of 2020 to reduce debt, primarily through open market purchases of our outstanding 7.25% unsecured senior notes.

On January 20, 2020, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2019 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution was paid on February 14, 2020 to each of the holders of common units of record as of the close of business on February 1, 2020.
Cash Flows

A summary of our sources and uses of cash during the year ended December 31, 2019, is as follows:

	Year Ended December 31,
	2019	2018
Operating activities	$67,696	$30,121
Investing activities	(64,218)	(103,490)
Financing activities	(16,970)	81,707

Operating Activities

Net cash provided by operating activities increased by $37.6 million during the year ended December 31, 2019 to $67.7 million compared to $30.1 million provided by operating activities in 2018. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. The increase in cash provided by operating activities was due to increased cash earnings and due to working capital management, particularly related to collections of accounts receivable, management of inventory levels, and timing of payments of accounts payable.

Cash provided from our foreign operations is subject to various uncertainties, including the volatility associated with interruptions caused by customer budgetary decisions, uncertainties regarding the renewal of our existing customer contracts, and other changes in contract arrangements, the timing of collection of our receivables, and the repatriation of cash generated by our international operations.

Investing Activities

Capital expenditures during the year ended December 31, 2019, decreased by $28.2 million compared to 2018 primarily due to the reduction in total capital expenditure plans to grow the capacity of our compression fleet compared to the prior year. As a result of overall improving demand for compression services, beginning in late 2017, we began growth capital expenditure projects to increase certain horsepower categories of our compression fleet resulting in consecutive increases in the total horsepower of our fleet during 2018 and 2019. Maintenance capital expenditures increased during the year ended 2019. Total capital expenditures, net of disposals, during 2019 of $75.8 million include $23.1 million of maintenance capital expenditures, and are net of $6.0 million of non-cash cost of fleet compression units sold. Proceeds of $11.0 million from the sale of property, plant and equipment are primarily the result of a sale-leaseback transaction during the fourth quarter of 2019, whereby we sold ten compression units and immediately leased them back at a monthly rate. These compression units are now included in operating lease right-of-use assets on our consolidated balance sheets.

During the year ended December 31, 2019, $14.8 million was funded by TETRA for the construction of new compressor equipment, and the corresponding financing obligations to TETRA are included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet. As of December 31, 2019, all compression units were completed and deployed under this agreement.

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

Financing Activities

Distributions

Beginning with the distribution to common unitholders during February 2019, we reduced our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). We used the cash savings from the reduced distribution to redeem the remaining Preferred Units for cash. Accordingly, during the year ended December 31, 2019, we distributed $1.9 million of cash distributions to our common unitholders and General Partner.

Series A Convertible Preferred Units

In January 2019 we began redeeming Preferred Units for cash, resulting in 2,660,569 Preferred Units being redeemed during the year ended December 31, 2019 for $31.9 million, which includes $1.5 million of redemption premium that was paid. The last redemption of the remaining Preferred Units occurred on August 8, 2019.

Bank Credit Facility

On June 29, 2018, we and two of our wholly owned subsidiaries (collectively the "Borrowers"), and certain of our wholly owned subsidiaries named therein as guarantors (the "Credit Agreement Guarantors"), entered into a Loan and Security Agreement (the "Credit Agreement") with the lenders thereto (the "Lenders"), and Bank of America, N.A., in its capacity as administrative agent, collateral agent, letter of credit issuer, and swing line lender. All of the Borrowers' obligations under the Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The Credit Agreement, as amended, includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of the Partnership’s and any other Borrowers’ accounts receivable and certain inventory. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the Credit Agreement. On June 26, 2019, we entered into an amendment of the Credit Agreement that, among other things, revised and increased the borrowing base, including adding the value of certain inventory in the determination of the borrowing base. As of December 31, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $17.2 million.

The Borrowers may borrow funds under the Credit Agreement to pay fees and expenses related to the Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the Credit Agreement is June 29, 2023. As of December 31, 2019, we had a $3.5 million outstanding balance and we had $3.5 million in letters of credit against our Credit Agreement. As of March 12, 2020, we have no balance outstanding under our Credit Agreement and $3.0 million in letters of credit leaving availability under the CCLP Credit Agreement of $19.1 million.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at the option of the Borrowers, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin based on average daily excess availability or (ii) a base rate plus a margin based on average daily excess availability; such base rate shall be determined by reference to the highest of (a) the prime rate of interest announced from time to time by Bank of America, N.A., (b) the Federal Funds Rate (as defined in the Credit Agreement) rate plus 0.5% per annum and (c) LIBOR for a 30-day interest period on such day plus 1.0% per annum. LIBOR-based loans have an applicable margin ranging between 1.75% and 2.25% per annum. The applicable margin for base-rate loans ranges between 0.75% and 1.25% per annum according to average daily excess availability when financial statements are delivered. In addition to paying interest on outstanding principal under the Credit Agreement, the Borrowers are required to pay a commitment fee in respect of the unutilized commitments thereunder, at the applicable rate ranging from 0.250% to 0.375% per annum, paid quarterly in arrears based on utilization of the commitments under the Credit Agreement. The Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Borrowers, the Credit Agreement Guarantors, and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, incurring debt, granting liens, making investments, entering into or amending transactions with affiliates, paying dividends, and selling assets. The Credit Agreement also contains a provision that requires compliance with a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.0 to 1.0 in the event that certain conditions associated with outstanding borrowings and cash availability occur. As of December 31, 2019, such conditions have not occurred.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the Borrowers' and the Credit Agreement Guarantors' present and future accounts receivable, inventory and related assets, and proceeds thereof.

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with us and CSI Compressco Finance Inc., the "Issuers", and the "7.25% Senior Notes Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "7.25% Senior Notes Securities") were issued pursuant to an indenture described below. As of March 12, 2020, $295.9 million in aggregate principal amount of our 7.25% Senior Notes were outstanding.

The 7.25% Senior Notes Obligors issued the 7.25% Senior Notes Securities pursuant to the Indenture dated as of August 4, 2014 (the "7.25% Senior Notes Indenture") by and among the 7.25% Senior Notes Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum and are scheduled to mature on August 15, 2022.

The 7.25% Senior Notes Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of our or their assets; (vi) enter into transactions with affiliates; and (vii) designate our or their subsidiaries as unrestricted subsidiaries under the 7.25% Senior Notes Indenture. The 7.25% Senior Notes Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the 7.25% Senior Notes Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 7.25% Senior Notes then outstanding may declare all amounts owing under the 7.25% Senior Notes to be due and payable. We are in compliance with all covenants of the 7.25% Senior Notes Indenture as of December 31, 2019.

7.50% Senior Secured Notes

The obligations under the 7.50% Senior Secured Notes are jointly and severally, and fully and unconditionally guaranteed on a senior secured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "7.50% Senior Secured Notes Guarantors" and together with the Partnership and CSI Compressco Finance Inc, the "7.50% Senior Secured Notes Obligors"). The 7.50% Senior Secured Notes and the subsidiary guarantees thereof (together, the "7.50% Senior Secured Notes Securities") were issued pursuant to an indenture by and among the 7.50% Senior Secured Notes Obligors and U.S. Bank National Association, as trustee (the "7.50% Senior Secured Notes Indenture"). As of December 31, 2019, $350.0 million in aggregate principal amount of our 7.50% Senior Secured Notes were outstanding. The 7.50% Senior Secured Notes Securities are secured by a first-priority security interest in substantially all of the 7.50% Senior Secured Notes Obligors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the 7.50% Senior Secured Notes Securities, subject to certain permitted encumbrances and exceptions.

The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum and are scheduled to mature on April 1, 2025.

The 7.50% Senior Secured Notes Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase, or redeem our common units or purchase or redeem any subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge, or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. Moreover, if the 7.50% Senior Secured Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the 7.50% Senior Secured Notes Indenture, many of the restrictive covenants in the 7.50% Senior Secured Notes Indenture will be terminated. The 7.50% Senior Secured Notes Indenture also contains customary events of default and acceleration provisions relating to events of default, which provide that upon an event of default under the 7.50% Senior Secured Notes Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 7.50% Senior Secured Notes may declare all of the 7.50% Senior Secured Notes to be due and payable immediately. We are in compliance with all covenants of the 7.50% Senior Secured Notes Indenture as of December 31, 2019.

We may from time to time seek to retire or purchase certain amounts of our outstanding 7.25% Senior Notes and 7.50% Senior Secured Notes through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Other Financing

In February 2019, we entered into an arrangement with TETRA under which a subsidiary of TETRA entered into an agreement with one of our subsidiaries for the purchase up to $15.0 million of compressor services equipment and to subsequently lease the equipment back to us in exchange for a monthly rental fee. As of December 31, 2019, pursuant to this arrangement, $14.8 million has been funded by TETRA for the construction of new compressor services equipment. As of December 31, 2019, all compression units were completed and deployed under this agreement.

Off Balance Sheet Arrangements

As of December 31, 2019, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Recently Adopted Accounting Guidance

We adopted the new lease accounting standard on January 1, 2019. The new lease standard had a material impact to our consolidated financial statements, resulting from the inclusion of operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheet. Refer to Part I, Item 1. Financial Statements- Note 2 - "Summary of Significant Accounting Policies" and Note 5 - “Leases” for further discussion.
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

The table below summarizes our contractual cash obligations as of December 31, 2019:

	Payments Due
	Total	2020	2021	2022	2023	2024	Thereafter
	(In Thousands)
Long-term debt	$649,430	$—	$—	$295,930	$3,500	$—	$350,000
Interest on debt	197,628	47,795	47,795	40,683	26,355	26,250	8,750
Operating leases	24,787	7,840	5,791	3,684	1,934	1,934	3,604
Affiliate financing obligation	14,372	3,015	3,015	3,015	3,015	2,312	—
Total contractual cash obligations	$886,217	$58,650	$56,601	$343,312	$34,804	$30,496	$362,354

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements that may affect our consolidated financial statements, see "Note 2 - Summary of Significant Accounting Policies, New Accounting Pronouncements," in the Notes to Consolidated Financial Statements in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this assessment, management of our general partner has determined that our internal control over financial reporting was effective as of December 31, 2019.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc.
and the Unitholders of CSI Compressco LP

Opinion on Internal Control over Financial Reporting
We have audited CSI Compressco LP’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, CSI Compressco LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Partnership and our report dated March 16, 2020, expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Houston, Texas
March 16, 2020

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

The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board currently consists of six directors, four of whom, Paul D. Coombs, D. Frank Harrison, James R. Larson, and William D. Sullivan, are independent as defined under the listing standards of the NASDAQ.

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

Name	Age	Position with CSI Compressco GP
Paul D. Coombs	64	Independent Director
D. Frank Harrison	72	Independent Director
James R. Larson	70	Independent Director
Brady M. Murphy	60	President, Chairman of the Board of Directors
William D. Sullivan	63	Independent Director
Elijio V. Serrano	62	Chief Financial Officer, Director
Ronald J. Foster	63	Senior Vice President and Chief Marketing Officer
Miguel Luna	49	Vice President of Engineered Products Sales & International Operations
Roy McNiven	40	Senior Vice President of Operations and Manufacturing
Michael E. Moscoso	54	Vice President - Finance
Matthew B. Pitcock	38	Vice President North America Sales, Compression Services

Name	Age	Position with CSI Compressco GP
Bass C. Wallace, Jr.	61	General Counsel
Jacek M. Mucha	41	Treasurer
Elisabeth K. Evans	57	Vice President-Human Resources of TETRA Technologies, Inc.
Timothy C. Moeller	56	Vice President and Chief Procurement Officer of TETRA Technologies, Inc.

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

Brady M. Murphy has served as President and chairman of the Board of our general partner since May 2019 and as a member of its Board since February 22, 2018. Mr. Murphy has also served as the President and Chief Executive Officer of TETRA since May 2019, as a member of its board of directors since December 2018, and as TETRA's President and Chief Operating Officer from February 2018 until his promotion to Chief Executive Officer. Prior to his employment with TETRA, Mr. Murphy served as chief executive officer of Paradigm Group B.V., a private company focused on strategic technologies for the upstream energy industry, from January 2016 until February 2018. Mr. Murphy previously served at Halliburton Company and its affiliated companies for 26 years, holding numerous international and North America positions, most recently as senior vice president - global business development and marketing from 2012 to December 2015, as senior vice president - business development Eastern Hemisphere from 2011 to 2012, as senior vice president - Europe/Sub -Saharan Africa region from 2009 to 2011, and as vice president of Sperry Drilling Services from 2004 to 2008. Mr. Murphy received his B.S. degree in Chemical Engineering from Pennsylvania State University and is a graduate of the Harvard Business School’s Advanced Management Program.

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

Elijio V. Serrano has served as Chief Financial Officer of our general partner since March 2017 and as a member of its Board since May 2019. He has also served as TETRA’s senior vice president and chief financial officer since August 2012. Mr. Serrano served as chief financial officer of UniversalPegasus International from October 2009 through July 2012. Following his resignation from Paradigm BV in February 2009 and until his acceptance of the position with UniversalPegasus International in October 2009, Mr. Serrano was retired. From February 2006 through February 2009, Mr. Serrano served as chief financial officer and executive vice president of Paradigm BV (formerly, Paradigm Geophysical Ltd.). From October 1999 through February 2006, Mr. Serrano served as chief financial officer of EGL, Inc., a publicly-traded company subject to the reporting requirements of the Securities Exchange Act of 1934. From 1982 through October 1999, Mr. Serrano was employed in various capacities with increasing responsibilities by Schlumberger Ltd.. Mr. Serrano served as a director, chairman of the audit committee, and as a member of the corporate governance and nominating committee of Tesco Corporation, a public company subject to the reporting requirements of the Exchange Act, until its acquisition by Nabors Industries Ltd. in December 2017. Mr. Serrano received his B.B.A. degree in Accounting and Finance from the University of Texas at El Paso. Mr. Serrano was a certified public accountant in the State of Texas from 1986 until March 2002, at which time his license became inactive.

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

Roy E. McNiven has served as Senior Vice President of Operations and Manufacturing of our general partner since December 2019 and as Vice President of Operations from October 2018 until December 2019.  Mr. McNiven most recently served as Vice President of Rental Operations at Nabors Industries ("Nabors") from December 2017 until joining CSI Compressco. Prior to this role, he served for 13 years at Tesco Corporation in various management levels roles, including Vice President of Product Supply and Commercialization from March 2017 to December 2017, Vice President of Products and Services from May 2016 to March 2017, Vice President of Aftermarket Sales & Service, Rentals and Global Supply Chain from November 2014 to May 2016, and Global Director, Aftermarket Sales & Service and Rentals from June 2010 to November 2014, before Tesco was acquired by Nabors. Mr. McNiven earned a Bachelor of Business Administration degree, as well as an Executive MBA, from Athabasca University in Canada.

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

Matthew B. Pitcock has served as Vice President North America Sales, Compression Services of our general partner since January 2020 and as Regional Sales Manager for the Permian Basin from March 2014 to January 2020. Mr. Pitcock returned to work for our general partner in 2014 after serving for two years as a Category Management Advisor (Compression) at Devon Energy. In 2006, Mr. Pitcock joined the Account Manager Training Program of Compressor Systems Inc., which was acquired by the partnership in 2014. He continued to serve in several sales leadership roles with increasing responsibilities for Compressor Systems through 2012. Mr. Pitcock received his B.B.A. in Management from Angelo State University in 2004 and his M.B.A from Oklahoma Christian University in 2012.

Bass C. Wallace, Jr. has served as the General Counsel of our general partner since October 2008. He has also served as TETRA’s General Counsel since 1994 and as a Senior Vice President since May 2011. From 1984 to 1994 he was engaged in the private practice of law. Mr. Wallace received his B.A. degree in Economics from the University of Virginia and his J.D. degree from the University of Texas School of Law.

Jacek M. Mucha has served as the Treasurer of our general partner since September 2019. He has also served as TETRA’s Vice President - Finance, Treasurer and Assistant Secretary since September 2019 and as TETRA’s senior director of financial planning and analysis from February 2018 until September 2019. From March 2014 to February 2018, Mr. Mucha served in various financial roles at Tesco Corporation, including Vice President - Finance and Director, Corporate Development, Investor Relations and Financial Planning and Analysis. From May 2011 to March 2014, Mr. Mucha served in various financial roles with increasing responsibility at Lufkin Industries, Inc. From 2001 until May 2011, he held various financial roles at several investment banking and consulting firms. Mr. Mucha received his B.A. degree in Economics from Washington and Lee University, and his Master of Business Administration from the University of Texas at Austin, McCombs School of Business.

Elisabeth K. Evans has served as the Vice President - Human Resources of TETRA Technologies, Inc. since January 2013 and provides similar services to the Partnership. Prior to joining TETRA, Ms. Evans served as senior vice president of human resources and corporate communications of Boardwalk Pipeline Partners, LP from February 2009 through September 2012. Following her departure from Boardwalk Pipeline Partners, LP and until her acceptance of the position with TETRA in January 2013, Ms. Evans was engaged in independent consulting on human resources issues. Earlier in her career, she served as vice president of human resources and administrative services for AGL Resources Inc., global human resources director for Accenture, Ltd., and in various human resources positions at ARAMARK Corporation and BP p.l.c. Ms. Evans received her B.A. and M.A. degrees in Economics from Indiana University.

Tim Moeller has served as the Vice President and Chief Procurement Officer of TETRA Technologies, Inc. since April 2018 and provides similar services to the Partnership. Prior to joining TETRA, from September 2012 until March 2018, Mr. Moeller served as Chief Operating Officer of Melior Innovations and Chief Executive Officer of TessaFrac. From May 2006 until February 2012, Mr. Moeller held numerous Supply Chain management positions with increasing responsibility at Halliburton. Earlier in his career, Mr. Moeller held several supply chain management positions with Tyco International and YPF/Maxus Corporation. Mr. Moeller received a bachelor’s degree in business administration from Texas A&M University.

Board Meetings and Committees

During 2019, the Board held eleven meetings. The standing committees of the Board during 2019 consisted of an Audit Committee and a Conflicts Committee. During 2019, the Audit Committee held four meetings, and the Conflicts Committee held nine meetings.

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

Delinquent Section 16(a) Reports

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

To our knowledge, and based solely on our review of the copies of such reports and written representations provided to us by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% holders were complied with in a timely manner, with the exception of one late Form 4 reporting the conversion of Series A Preferred Units by TETRA Technologies, Inc. (1 transaction) that was filed one day late on February 13, 2019.
Item 11. Executive Compensation.

Compensation of Executive Officers

Summary Compensation

The following table sets forth the compensation earned by (i) our President (“Principal Executive Officer”), (ii) our former President , who served in such position until May 17, 2019, and (iii) each of our two other most highly compensated executive officers (each a “Named Executive Officer”) for the fiscal year ended December 31, 2019.

 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Unit Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
		($)	($)	($)	($)	($)	($)
Brady M. Murphy	2019	(4)	(4)	$—	(4)	(4)	$—
President	2018	(4)	(4)	—	(4)	(4)	—

Roy E. McNiven(5)	2019	$286,460	$—	$151,035	$104,021	$10,909	$552,425
SVP, Operations & Manufacturing	2018	64,615	88,000	103,498	23,842	1,292	281,247

Ronald J. Foster	2019	$328,752	$—	$100,692	$128,405	$15,275	$573,124
SVP, Chief Marketing Officer	2018	325,000	—	98,353	121,475	16,325	561,153

Owen A. Serjeant	2019	$249,154	$—	$604,134	$—	$28,376	$881,664
Former President	2018	410,000	—	737,584	238,382	1,715	1,387,681

(1)
The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2019 and 2018, as applicable, in accordance with FASB ASC Topic 718. The grant date fair value of performance phantom unit awards granted in each year are reported based on the probable outcome of the performance conditions on the grant date. The value of the 2019 performance phantom unit awards assuming achievement of the maximum performance level would be: Mr. Serjeant, $604,134; Mr. McNiven, $151,035; and Mr. Foster, $100,692. Phantom unit awards and performance phantom unit awards granted under the CSI Compressco equity plan on February 21, 2019 relate to our common units and are valued at $2.66 per common unit in accordance with FASB ASC Topic 718. Each phantom unit award and performance phantom unit award granted on February 21, 2019 was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award. Each phantom unit award vests ratably over three years on the anniversary of the grant date until fully vested on February 21, 2022. Each performance phantom unit covers a three-year performance period and vesting of such award is subject to satisfaction of the performance criteria as determined by our Board.

(2)
Amounts shown in the "Non-Equity Incentive Compensation Plan" column are the earned portions of awards granted under TETRA's Cash Incentive Compensation Plan for the annual performance period ended December 31, 2019. Such awards are payable, to the extent earned, based on financial and operational performance measures, including CSI Compressco's 2019 EBITDA and Distributable Cash Flow, Total Recordable Incident Rate (TRIR), Chargeable Vehicle Incident Rate (CVIR), and individual performance objectives. Amounts earned as of December 31, 2019 are expected to be paid on March 16, 2020.

(3)
The amounts reflected represent: (i) matching contributions under our 401(k) Retirement Plan; (ii) for Messrs. McNiven, Foster, and Serjeant, the value of distribution equivalent rights settled in connection with the vesting of unit awards that relate to CSI Compressco's common units, which was $21,059 for Mr. Serjeant, $1,409 for Mr. McNiven, and $7,383 for Mr. Foster in 2019; and (iii) for Mr. Foster, the use of a company-owned vehicle. Mr. Serjeant's employment with our general partner ceased on July 22, 2019 and the unvested phantom units held by Mr. Serjeant were forfeited.

(4)
The compensation of Mr. Murphy, the President and CEO of TETRA, is determined by TETRA. As noted above, no compensation has been reported for Mr. Murphy because none of his compensation is specifically allocated to us and no portion payable by us under the Omnibus Agreement is specifically allocated to the services provided to us by Mr. Murphy.

(5)
Mr. McNiven was first employed by us on October 1, 2018. The amount included in the "Bonus" column for Mr. McNiven is a guaranteed cash bonus payable to him under the terms of his initial employment with us.

Retirement, Health and Welfare Benefits

Due to our relationship with TETRA, our employees are eligible to participate in a variety of health and welfare and retirement programs sponsored by TETRA. Members of our senior management are generally eligible for the same benefit programs on the same basis as the remainder of our employees. Our health and welfare programs are intended to protect employees against catastrophic loss and to encourage a healthy lifestyle. These health and welfare programs include medical, wellness, pharmacy, dental, life insurance, short-term and long-term disability insurance, and insurance against accidental death and disability.

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

Nonqualified Deferred Compensation Plan. Certain of our Senior Management, directors, and certain other key employees have the opportunity to participate in TETRA’s Executive Nonqualified Excess Plan, which is an unfunded, deferred compensation program. Under the program, participants may defer a specified portion of their annual total cash compensation, including salary and performance-based cash incentive, subject to certain established minimums. The amounts deferred increase or decrease depending on the deemed investment elections selected by the participant from among various hypothetical investment election options. Deferral contributions and earnings credited to such contributions are 100% vested and may be distributed in cash at a time selected by the participant and irrevocably designated on the participant’s deferral form. In-service distributions may not be withdrawn until two years following the participant’s initial enrollment. Notwithstanding the participant’s deferral election, the participant will receive distribution of his deferral account if the participant becomes disabled or dies, or upon a change in control. None of our NEOs participated in the Executive Nonqualified Excess Plan during 2019.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. Mr. Foster is entitled to the use of a company-owned vehicle, as is the case for all of our sales and field service personnel. During 2019, except for the car allowance (or the use of a company-owned car) for Mr. Foster, no NEO received an allowance from us for any of the above or a reimbursement for any expense incurred for non-business purposes.

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

Indemnification Agreements

We and each of our current directors and our NEOs have executed an indemnification agreement that provides that we will indemnify them to the fullest extent permitted by our Second Amended and Restated Agreement of Limited Partnership, Bylaws, and applicable law. The indemnification agreement also provides that our directors and officers will be entitled to the advancement of fees as permitted by applicable law and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall be indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his or her services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as an officer or director, subject to the terms and conditions of that insurance. In addition, Messrs. Coombs, Murphy, Serrano, Wallace, and Sullivan, in their capacities as directors and/or executive officers of TETRA, have executed indemnification agreements with TETRA that are substantially similar to the indemnification agreements executed by each of them in connection with their services to us, and they benefit from the protection of similar insurance.

Potential Payments upon a Change of Control or Termination

Other than the Change of Control Agreement with Mr. Foster and the Letter Agreement with Mr. McNiven that are further described below, as of the date of this filing, we do not have a defined severance plan for, or any agreement with, any Named Executive Officer that would require us to make any termination payments. We have previously entered into employment agreements with each of our Named Executive Officers that are substantially identical to the form of agreement executed by all of our employees. These agreements evidence the at-will nature of employment, and do not guarantee term of employment, salary, severance or change in control payments.

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

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding stock option awards previously awarded by TETRA and classified as exercisable as of December 31, 2019 for each Named Executive Officer. The table also discloses the number and value of unvested phantom unit awards granted under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2019.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards(1)				Unit Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Units that Have Not Vested		Market Value of Units that Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Units that Have Not Vested(3)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Units that Have Not Vested(3)
Name	Options Exercisable	Options Unexercisable
	(#)	(#)	($/Share)		(#)		($)	(#)		($)
Brady M. Murphy					0		$—	0		$—
Owen A. Serjeant(4)					0	—	$—
Owen A. Serjeant(4)					0	—	$—	0	—	$—
Ronald J. Foster	31,500	—	$4.17	4/9/2019
Ronald J. Foster	14,500	—	$10.20	5/20/2020
Ronald J. Foster					935	(5)	$2,538
Ronald J. Foster					4,247	(6)	$11,529	6,370	(7)	$17,293
Ronald J. Foster					4,927	(8)	$51,381	18,927	(9)	$51,381
Roy E. McNiven					12,946	(10)
Roy E. McNiven					28,390	(8)	$77,070	28,390	(9)	$77,070

(1)
All outstanding option awards relate to TETRA’s common stock. Under the terms of TETRA’s equity plans, the option exercise price must be greater than or equal to 100% of the closing price of the common stock on the date of grant.

(2)
All outstanding unit awards relate to our common units. Market value is determined by multiplying the number of units that have not vested by $2.71, the closing price of our common units on December 31, 2019.

(3)
The number of units earned under these performance phantom unit awards will be determined based on actual level of achievement of an established performance objective. The amounts shown in these columns assume achievement of the target performance objective. Market value is determined by multiplying the target number of unearned units that have not vested by $2.71, the closing price of our common units on December 31, 2019.

(4)	Mr. Serjeant terminated employment July 22, 2019 and forfeited all unvested phantom units.

(5)	Two-third of the phantom unit award granted on February 24, 2017 vested on February 24, 2018 and February 24, 2019; the remaining one-third portion vested on February 24, 2020.

(6)	One-third of the unvested phantom unit award granted on February 24, 2018 vested on each of February 24, 2019 and February 24, 2020; the remaining one-third portion will vest on February 24, 2021.

(7)
The performance phantom unit award for the performance period of January 1, 2018 through December 31, 2020 may be settled pursuant to the terms of the award in March of 2021 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

(8)	One-third of the unvested phantom unit award granted on February 21, 2019 vested on February 21, 2020; the remaining one-third portions will vest on February 21, 2021, and February 21, 2022.

(9)
The performance phantom unit award for the performance period of January 1, 2019 through December 31, 2021 may be settled pursuant to the terms of the award in March of 2022 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.

(10)	One-third of the unvested phantom unit award granted on October 1, 2018 vested on October 1, 2019; the remaining one-third portions will vest on October 1, 2020, and October 1, 2021.

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

TETRA has a Change of Control Agreement with Mr. Murphy, which was in effect during 2019. Payments and benefits under the TETRA Change of Control Agreement are triggered only on a change of control of TETRA. The terms of the TETRA Change of Control Agreement and a quantification of potential benefits to Mr. Murphy under the TETRA Change of Control Agreement will be disclosed in TETRA’s 2020 Proxy Statement.

Letter Agreement with McNiven Rider. On June 23, 2019, we entered into a letter agreement (the “Bonus Letter Agreement”) with Mr. McNiven.  Under the terms of the Bonus Letter Agreement, Mr. McNiven is eligible to receive two separate bonus payments. The first bonus opportunity is a bonus of $175,000, the payment of which is conditioned upon Mr. McNiven’s continued employment through the earlier of a designated date or the completion of certain corporate transactions. The second bonus opportunity ranges from $275,000 to $475,000 and is subject to the completion of certain corporate transactions prior to a designated date. The Bonus Letter Agreement requires Mr. McNiven to comply with certain confidentiality, non-solicitation and non-competition covenants for the time periods set forth in the agreement.

Director Compensation

As of January 1, 2019, each director who is not an employee of our general partner, TETRA, or any of its subsidiaries, receives non-cash compensation of $60,000 per year for attending regularly scheduled board meetings. The non-cash compensation is paid for the upcoming service year in the form of phantom unit awards that have an intended value of $60,000, prorated for any newly-elected director to such director's date of election and that vest over the service year as set forth below. Directors who are appointed as the chairmen of our Conflicts Committee and Audit Committee receive additional non-cash compensation of $5,000 and $10,000 per year, respectively, prorated from their respective dates of appointment in their initial year of service, which is also paid in the form of phantom unit awards. All such awards of phantom units are granted under our Second Amended and Restated 2011 Long Term Incentive Plan. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director is paid an annual cash retainer of $60,000 per year, paid in quarterly installments.

Directors who are also our officers or employees, or officers or employees of TETRA, do not receive any compensation for duties performed as our directors. Consequently, none of Mr. Murphy, our President and the President and Chief Executive Officer of TETRA, Stuart M. Brightman, the former Chairman of the Board of the general partner and Chief Executive Officer of TETRA who retired from such positions on May 3, 2019, Mr. Serjeant, our former President, or Mr. Serrano, our Chief Financial Officer and the Chief Financial Officer of TETRA, was compensated for his service to us as a director during 2019.

On May 3, 2019, the Board approved awards of 19,994 phantom units with an aggregate grant date fair market value of $64,380 to Messrs. Coombs, Harrison, Larson, and Sullivan for their service as directors during the May 2019 through May 2020 service year. Also on May 3, 2019, with regard to the May 2019 through May 2020 service year, Mr. Harrison received an additional award of 1,666 phantom units with a grant date fair market value of $5,365 for his service as chairman of the Conflicts Committee, and Mr. Larson received an additional award of 3,332 phantom units with a grant date fair market value of $10,729 for his service as chairman of the Audit Committee. One-third of all of the phantom units so awarded were immediately vested on May 3, 2019, and additional one-third portions of each award vest on January 3, 2020 and May 3, 2020. A phantom unit is a notional unit that entitles the director to receive a common unit of the Partnership upon vesting of the phantom unit. Each award of phantom units to Messrs. Coombs, Harrison, Larson, and Sullivan was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of common units equal in value to any distributions we pay during the period the award is outstanding times the number of unvested phantom units subject to the award. DERs are subject to the same vesting restrictions and risk of forfeiture applicable to the corresponding phantom units. It is anticipated that directors will be appointed to the Board in May of each calendar year.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2019.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)		Unit Awards(2)		Total
	($)		($)		($)
Stuart M. Brightman	$—	(3)	$—	(3)	$—	(3)
Paul D. Coombs	60,000		64,381		124,381
D. Frank Harrison	60,000		69,745		129,745
James R. Larson	60,000		75,110		135,110
Brady M. Murphy	—	(3)	—	(3)	—	(3)
Owen A. Serjeant	—	(3)	—	(3)	—	(3)
Elijio V. Serrano	—	(3)	—	(3)	—	(3)
William D. Sullivan	60,000		64,381		124,381

(1)	The amounts in this column reflect payments earned for service as a non-employee director during 2019.

(2)
Phantom units granted on May 3, 2019 are valued at $3.22 per common unit in accordance with FASB ASC Topic 718. As of December 31, 2019, the following phantom units are unvested for the respective director: Mr. Coombs - 13,996 phantom units; Mr. Harrison - 14,512 phantom units; Mr. Larson - 15,628 phantom units; and, Mr. Sullivan - 13,396 phantom units.

(3)	Messrs. Brightman, Murphy, Serjeant, and Serrano did not receive compensation for their service as directors during 2019 since they are/were employees of our general partner or TETRA.

Compensation Policies and Risk Management

The following will discuss our policies and practices for compensating our employees (including our employees that are not Named Executive Officers) as they relate to our risk management practices and risk-taking incentives. We have determined that our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us, thus no such disclosure exists at this time. We seek to structure a balance between achieving strong short-term annual results and ensuring long-term viability and success by providing both annual and long-term incentive opportunities. We believe that providing both short- and long-term awards also helps to minimize any risk to us or our unitholders that could arise from excessive focus on short-term performance. Our general partner’s board of directors is aware of the need to routinely assess our compensation policies and practices and will make a determination as to the necessity of this particular disclosure on an annual basis.

Management and Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board is not required to maintain, and does not maintain, a compensation committee. During 2019, Messrs. Brightman, Murphy, Serrano and Serjeant, who were directors of our general partner, were also executive officers of TETRA. All compensation decisions with respect to Mr. Brightman, Mr. Murphy, and Mr. Serrano are made by TETRA and they do not receive any compensation directly from us or from our general partner. All compensation decisions with respect to Mr. Serjeant were made by TETRA and our general partner as described above, with the exception of equity awards under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan which, if awarded, are granted by our general partner’s Board. Please read Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” below, for information about relationships among us, our general partner, and TETRA.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth certain information with respect to the beneficial ownership of our common units as of December 31, 2019 with respect to each person that beneficially owns five percent (5%) or more of our outstanding common units, and as of March 12, 2020, with respect to (i) our directors; (ii) our Named Executive Officers ("NEOs"); and (iii) our directors and executive officers as a group.

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned		Percentage of Class(1)

TETRA Technologies, Inc. 24955 Interstate 45 North The Woodlands, Texas 77380	16,190,448	(2)	34.4%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, Georgia 30309	5,451,670	(3)	11.6%
Merced Capital, L.P. 601 Carlson Parkway, Suite 200 Minnetonka, Minnesota 55305	3,754,987	(4)	7.98%
Brady M. Murphy	—		*
Owen A. Serjeant	39,503		*
Paul D. Coombs	55,338		*
D. Frank Harrison	56,917		*
James R. Larson	64,891		*
Elijio V. Serrano	8,046		*

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned	Percentage of Class(1)
William D. Sullivan	70,107	*
Ronald J. Foster	101,710	*
Roy E. McNiven	11,314	*
Director and executive officers as a group (16 persons)	457,219	0.97%

*	Less than 1%.

(1)	Reflects common units beneficially owned as a percentage of common units outstanding.

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

(3)	Pursuant to a Schedule 13G/A dated February 11, 2020, Invesco Ltd. reports sole voting power and sole dispositive power with respect to 5,451,670 of our common units.

(4)
Pursuant to a Schedule 13G/A dated January 23, 2020, Merced Capital, L.P., together with Series E of Merced Capital Partners, LLC and David A. Ericson, report shared voting power and shared dispositive power with respect to 3,754,987 of our common units.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of TETRA as of March 12, 2020 with respect to (i) our directors; (ii) our NEOs; and (iii) our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Brady M. Murphy	552,667	(1)	*
Owen A. Serjeant	—		*
Paul D. Coombs	925,552	(1)	*
D. Frank Harrison	—		*
James R. Larson	—		*
Elijio Serrano	399,155		*
William D. Sullivan	191,624	(1)	*
Ronald J. Foster	6,601	(2)	*
Roy E. McNiven	—		*
Director and executive officers as a group (16 persons)	2,396,174	(3)	1.91%

*	Less than 1%.

(1)	Includes 0 shares subject to options exercisable within 60 days of March 12, 2020.

(2)	Includes 14,500 shares subject to options exercisable within 60 days of March 12, 2020.

(3)	Includes 774,494 shares subject to options exercisable within 60 days of March 12, 2020.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, or Rights		Number of Securities Remaining Available for Future Issuance under Equity Comp. Plans (Excluding Securities Shown in the First Column)
Equity compensation plans approved by security holders(1)	761,332	$—	(2)	3,390,000
Equity compensation plans not approved by security holders	—	$—		—
Total:	761,332	$—		3,390,000

(1)	Consists of the Second Amended and Restated 2011 Long Term Incentive Plan.

(2)
Represents phantom unit awards and performance phantom unit awards outstanding under the Second Amended and Restated 2011 Long Term Incentive Plan. These phantom unit awards and performance phantom unit awards do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons

The related person transactions in which we engaged in 2019 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement dated June 20, 2011, as amended on June 20, 2014 as described below, among us, our general partner and TETRA Technologies, Inc. (the “Omnibus Agreement”) and other related party agreements entered into in connection with our Initial Public Offering. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

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

Transactions with our General Partner and its Affiliates

As of March 12, 2020, TETRA and certain of its subsidiaries, including our general partner, owned 16,190,448 common units, which constitutes a 34% limited partner interest in us, and an approximate 1% general partner interest in us. TETRA is, therefore, a “related person” to us as such term is defined by the SEC.

Distributions and Payments to the General Partner and its Affiliates

We will generally make cash distributions 99% to unitholders on a pro rata basis, including our general partner and certain subsidiaries of TETRA, as the holders of 16,190,448 common units and approximately 1% to our general partner. In addition, because distributions have exceeded certain higher target distribution levels (beginning with the distribution for the three month period ended June 30, 2014) as provided for in our Partnership Agreement, TETRA and our general partner were entitled to Incentive Distribution Rights of the distributions up to 48% of the distributions above the highest target distribution level. However, beginning with the distribution paid in February 2019, our quarterly cash distribution was reduced to $0.01 per common unit, and fell below the target distribution levels needed to result in Incentive Distribution Rights distribution to the General Partner.

For the year ended December 31, 2019, we paid aggregate cash distributions of approximately $1.9 million on our common units, and $27,000 on our general partner interest to TETRA and our general partner. On February 14, 2020, we paid quarterly distributions with respect to the period from October 1, 2019 through December 31, 2019, including approximately $0.3 million aggregate cash distribution on our common units, and $0.2 million of such cash distribution was paid to TETRA and our general partner.

Omnibus Agreement

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

Sales, Leases, or Like-Kind Exchanges of Equipment

Under the Omnibus Agreement, we or TETRA and our general partner may, but neither is under any obligation to, sell, lease, or like-kind exchange to the other such production enhancement or other oilfield services equipment as is needed or desired by the acquiring entity to meet its production enhancement or other oilfield services obligations, in such amounts, in such conditions, and for such periods of time as may be mutually agreed upon by us and our general partner. Any such sales, leases, or like-kind exchanges are required to be on terms that are either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA may purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in manufacturing such equipment plus a fixed margin percentage thereof, and TETRA may purchase from us previously fabricated equipment for a price that is not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof. For the years ended December 31, 2019 and December 31, 2018, the approximate dollar value of the amounts involved in transactions between us and TETRA that were related to the sale, lease or like-kind exchange of equipment was as follows:

•
Pursuant to an equipment sharing agreement between two of our subsidiaries and a subsidiary of TETRA in connection with operations in Mexico, TETRA’s subsidiary charged our subsidiaries no equipment rental fees in 2019 and approximately $0.2 million during 2018. In addition, another TETRA subsidiary charged our subsidiaries $0.4 million and $0.3 million during 2019 and 2018, respectively, for parts and insurance coverage purchased for use by our subsidiaries in Mexico and for reimbursement to a TETRA subsidiary for certain capital expenditures.

•
In addition to the foregoing, we also provide early production services to a customer in Argentina. Two subsidiaries of TETRA charged a subsidiary of ours in Argentina approximately $0.7 million and $2.1 million during 2019 and 2018, respectively, for equipment that is leased, and other equipment that is subleased, along with associated technical service charges, from TETRA's subsidiary to our subsidiary in Argentina related to those operations. In connection with our operations in Argentina, our subsidiary invoiced another subsidiary of TETRA for reimbursement of expenses incurred on behalf of TETRA's subsidiary of approximately $0.1 million and $0.2 million during 2019 and 2018, respectively.

•
In February 2019, we entered into a transaction with TETRA under which a subsidiary of TETRA agreed to fund the construction of and purchase from one of our subsidiaries up to $15.0 million of new compressor packages and to subsequently lease the packages back to us in exchange for a monthly rental fee. As of December 31, 2019, pursuant to this arrangement, $14.8 million has been funded by TETRA for the construction of new compressor packages and all compressor packages were completed and leased to us under this agreement. The compressor packages are included in property, plant, and equipment and corresponding financing obligations are included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet. As of December 31, 2019, the financing obligation was $15.3 million. Imputed interest expense recognized for the year ended December 31, 2019 was $1.3 million.

     Provision of Personnel and Services

Our business operations are conducted by our general partner’s employees, our Canadian employees, and certain employees of TETRA’s Mexico-based subsidiaries. In addition, TETRA and our general partner provide certain corporate general and administrative services to us that are reasonably necessary for the conduct of our business. Such corporate general and administrative services include legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Under the Omnibus Agreement, the services TETRA and our general partner provide to us must be substantially similar in nature and quantity to the services TETRA and our general partner previously provided to our successor entity and they can be no lower in quantity than is reasonably necessary to assist us in the management and operation of our business. For the year ending December 31, 2019 and December 31, 2018, TETRA and our general partner charged us approximately $31.9 million and $28.0 million, respectively, in reimbursement for such services. Interest related to these charges were $0.1 million and $0.0 million, respectively, on balances that were past due.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, subject to certain limitations, TETRA and our general partner agreed to indemnify us against certain potential environmental claims, losses, and expenses associated with TETRA’s operation of our Predecessor entity prior to the completion of the Initial Public Offering, and we have agreed to indemnify TETRA and our general partner for environmental claims arising following the completion of the Initial Public Offering regarding the businesses contributed by TETRA and our general partner to us. TETRA and our general partner also agreed to indemnify us for liabilities related to certain defects in title to our assets and certain consents and permits necessary to own and operate such assets, and tax liabilities attributable to TETRA’s operation of our assets prior to the completion of the Initial Public Offering.

Director Independence

Please see Part III, Item 10 of this annual report (“Corporate Governance and Director Independence”) for a discussion of director independence matters, which discussion is incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by our principal accounting firm, Ernst & Young LLP, for the fiscal years ended December 31, 2019, and 2018, respectively:

	2019	2018
Audit fees	$880,000	$920,000
Audit related fees	—	—
Tax fees	—	—
Total fees	$880,000	$920,000

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Partnership
Page
	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2019 and 2018	F-3
	Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017	F-4
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	F-5
	Consolidated Statements of Partners’ Capital for the years ended December 31, 2019, 2018 and 2017	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Financial statement schedules have been omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.
3.	List of Exhibits

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

3.3
Certificate of Correction of the Certificate of Limited Partnership of Compressco Partners, L.P. (incorporated by reference to Exhibit 3.5 to Amendment No.1 to the Partnership’s Registration Statement on Form S-1/A filed on December 19, 2008 (SEC File No. 333-155260)).

3.4
Amendment to the Certificate of Limited Partnership of Compressco Partners, L.P., dated November 19, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.5
Certificate of Amendment to the Certificate of Incorporation of Compressco Partners GP Inc., dated November 19, 2014 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.6
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

3.8
Amendment No.1 to the Second Amended and Restated Agreement of Limited Partnership of CSI Compressco, LP, dated November 5, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018 (SEC File No. 001-35195)).

3.9
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

4.4	Form of 7.500% Senior Secured First Lien Note due 2025 (incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K filed on March 27, 2018 (SEC File No. 001-35195)).
4.5+	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.3
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1/A filed on May 27, 2011 (SEC File No. 333-155260)).

10.4***	Change of Control Agreement with Ronald J. Foster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (SEC File No. 001-35195)).
10.5
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2014 (SEC File No. 001-35195)).

10.6***
Form of Director Restricted Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on May 9, 2019 (SEC File No. 001-35195).

10.7***
Form of Performance Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed on May 9, 2019 (SEC File No. 001-35195).

10.8***
Form of Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q filed on May 9, 2019 (SEC File No. 001-35195).

10.9***
Form of Non-Employee Director Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q filed on May 9, 2019 (SEC File No. 001-35195).

10.10
First Amendment to Loan and Security Agreement, dated June 26, 2019, by and among CSI Compressco LP, CSI Compressco Sub Inc., and CSI Compressco Operating LLC, as borrowers, and Bank of America, N.A., as administrative agent, collateral agent, letters of credit issuer and swing line issuer (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on August 8, 2019 (SEC File No. 001-35195).

10.11***
First Amendment to Change of Control Agreement, dated June 23, 2019, by and between CSI Compressco GP Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed on August 8, 2019 (SEC File No. 001-35195).

10.12
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

10.13
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

10.15
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

10.16	CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership's 8-K filed on December 4, 2018 (SEC File No. 001-35195)).
10.17***+	Form of Bonus Letter Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan.
21+	Subsidiaries of the Partnership
23.1+	Consent of Ernst & Young LLP
31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed with this report.

**	Furnished with this report.

***	Management contract or compensatory plan or arrangement.

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (ii) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2019.

Item 16. Form 10-K Summary.

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CSI Compressco LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its general partner
Date:	March 16, 2020	By:	/s/Brady M. Murphy
Brady M. Murphy, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with CSI Compressco GP Inc, its general partner, and on the dates indicated:

Signature	Title	Date
/s/Brady M. Murphy	President and Chairman of	March 16, 2020
Brady M. Murphy	the Board of Directors
(Principal Executive Officer)

/s/Elijio V. Serrano	Chief Financial Officer and Director	March 16, 2020
Elijio V. Serrano	(Principal Financial Officer)

/s/Michael E. Moscoso	Vice President - Finance	March 16, 2020
Michael E. Moscoso	(Principal Accounting Officer)

/s/Paul D. Coombs	Director	March 16, 2020
Paul D. Coombs

/s/D. Frank Harrison	Director	March 16, 2020
D. Frank Harrison

/s/James R. Larson	Director	March 16, 2020
James R. Larson

/s/William D. Sullivan	Director	March 16, 2020
William D. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc.
and the Unitholders of CSI Compressco LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSI Compressco LP (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 16, 2020, expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Partnership's auditor since 2008.
Houston, Texas
March 16, 2020

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,370	$15,858
Trade accounts receivable, net of allowance for doubtful accounts of $3,350 in 2019 and $1,229 in 2018	64,760	65,067
Inventories	56,037	65,222
Prepaid expenses and other current assets	4,126	5,600
Total current assets	127,293	151,747
Property, plant, and equipment:
Land and building	35,125	35,024
Compressors and equipment	976,469	913,488
Vehicles	9,205	10,354
Construction in progress	26,985	41,086
Total property, plant, and equipment	1,047,784	999,952
Less accumulated depreciation	(405,417)	(358,633)
Net property, plant, and equipment	642,367	641,319
Other assets:
Deferred tax assets	24	13
Intangible assets, net of accumulated amortization of $27,751 in 2019 and $24,790 in 2018	28,017	30,978
Operating lease right-of-use assets	21,006	—
Other assets	3,539	2,687
Total other assets	52,586	33,678
Total assets	$822,246	$826,744
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$47,837	$33,408
Unearned income	9,505	24,898
Accrued liabilities and other	42,581	32,530
Amounts payable to affiliates	7,704	3,517
Total current liabilities	107,627	94,353
Other liabilities:
Long-term debt, net	638,238	633,013
Series A Preferred Units	—	30,900
Deferred tax liabilities	1,211	1,012
Long-term affiliate payable	12,324	—
Operating lease liabilities	13,822	—
Other long-term liabilities	33	63
Total other liabilities	665,628	664,988
Commitments and contingencies
Partners' capital:
General partner interest	180	505
Common units (47,078,529 units issued and outstanding at December 31, 2019 and 45,769,019 units issued and outstanding at December 31, 2018)	63,384	81,984
Accumulated other comprehensive income (loss)	(14,573)	(15,086)
Total partners' capital	48,991	67,403
Total liabilities and partners' capital	$822,246	$826,744
See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Compression and related services	$257,723	$229,895	$205,774
Aftermarket services	76,290	70,907	40,287
Equipment sales	142,568	137,861	49,505
Total revenues	476,581	438,663	295,566
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	125,104	127,128	116,956
Cost of aftermarket services	63,757	57,870	32,256
Cost of equipment sales	128,638	123,399	44,286
Total cost of revenues	317,499	308,397	193,498
Depreciation and amortization	76,663	70,500	69,140
Impairments and other charges	3,160	681	—
Insurance recoveries	(555)	—	(2,352)
Selling, general, and administrative expense	43,100	39,600	33,438
Interest expense, net	53,375	52,585	43,135
Series A Preferred fair value adjustment (income) expense	1,470	(838)	(3,402)
Other (income) expense, net	(511)	2,101	(216)
Loss before income tax provision	(17,620)	(34,363)	(37,675)
Provision for income taxes	3,353	2,615	2,784
Net loss	$(20,973)	$(36,978)	$(40,459)

General partner interest in net loss	$(298)	$(607)	$(809)
Common units interest in net loss	$(20,675)	$(36,371)	$(39,650)
Net loss per common unit:
Basic and diluted	$(0.44)	$(0.88)	$(1.13)
Weighted average common units outstanding:
Basic and diluted	47,006,543	41,552,804	35,035,428

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(20,973)	$(36,978)	$(40,459)
Foreign currency translation adjustment, net of tax of $0 in 2019, 2018, and 2017	513	(3,597)	(1,078)
Comprehensive loss	$(20,460)	$(40,575)	$(41,537)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount
Balance as of December 31, 2016	$3,061	33,262	$150,599	$(10,411)	$143,249
Net loss for 2017	(809)	—	(39,650)	—	(40,459)
Distributions ($0.94 per unit)	(634)	—	(32,434)	—	(33,068)
Equity compensation	—	—	862	—	862
Vesting of Phantom Units	—	212	—	—	—
Conversions of Series A Preferred	—	3,705	22,848	—	22,848
Omnibus agreement charges settled with common units	—	439	3,322	—	3,322
Translation adjustment, net of taxes of $0	—	—	—	(1,078)	(1,078)
Other	—	—	(649)	—	(649)
Balance as of December 31, 2017	$1,618	37,618	$104,898	$(11,489)	$95,027
Net loss for 2018	(607)	—	(36,371)	—	(36,978)
Distributions ($0.75 per unit)	(506)	—	(30,788)	—	(31,294)
Equity compensation	—	—	420	—	420
Vesting of Phantom Units	—	129	—	—	—
Conversions of Series A Preferred	—	8,022	43,825	—	43,825
Translation adjustment, net of taxes of $0	—	—	—	(3,597)	(3,597)
Balance as of December 31, 2018	$505	45,769	$81,984	$(15,086)	$67,403
Net loss for 2019	(298)	—	(20,675)	—	(20,973)
Distributions ($0.04 per unit)	(27)	—	(1,880)	—	(1,907)
Equity compensation	—	—	988	—	988
Vesting of Phantom Units	—	197	—	—	—
Conversions of Series A Preferred	—	1,113	3,048	—	3,048
Translation adjustment, net of taxes of $0	—	—	—	513	513
Other	—	—	(81)	—	(81)
Balance as of December 31, 2019	$180	47,079	$63,384	$(14,573)	$48,991

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(20,973)	$(36,978)	$(40,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,663	70,500	69,140
Impairments and other charges	3,160	681	—
Provision (benefit) for deferred income taxes	129	(178)	757
Gain on insurance recoveries associated with damaged equipment	(555)	—	(2,352)
Series A Preferred Unit distributions and adjustments	4,061	4,581	5,015
Equity-based compensation expense	1,064	639	1,219
Provision for doubtful accounts	2,459	1,004	968
Amortization and expense of financing costs	2,570	6,070	3,167
Other non-cash charges and credits	96	633	571
Gain on sale of property, plant, and equipment	(667)	(217)	(315)
Changes in operating assets and liabilities:
Accounts receivable	(2,070)	(19,287)	(2,706)
Inventories	(291)	(23,536)	(10,840)
Prepaid expenses and other current assets	1,441	(2,247)	(501)
Accounts payable and accrued expenses	1,789	29,788	15,765
Other	(1,180)	(1,332)	(361)
Net cash provided by operating activities	67,696	30,121	39,068
Investing activities:
Purchases of property, plant, and equipment, net	(75,798)	(104,001)	(27,953)
Proceeds from sale of property, plant, and equipment	11,025	512	2,827
Proceeds from insurance recoveries associated with damaged equipment	555	—	2,352
Advances and other investing activities	—	(1)	21
Net cash used in investing activities	(64,218)	(103,490)	(22,753)
Financing activities:
Proceeds from long-term debt	45,000	380,000	80,900
Payments of long-term debt	(41,567)	(258,000)	(74,900)
Cash redemptions of Preferred Units	(31,913)	—	—
Distributions	(1,907)	(31,294)	(33,068)
Debt issuance costs and other financing activities	(1,365)	(8,999)	(2,266)
Advances from affiliates	14,782	—	—
Net cash provided by (used in) financing activities	(16,970)	81,707	(29,334)
Effect of exchange rate changes on cash	4	(81)	(177)
Increase (decrease) in cash and cash equivalents and restricted cash	(13,488)	8,257	(13,196)
Cash and cash equivalents and restricted cash at beginning of period	15,858	7,601	20,797
Cash and cash equivalents and restricted cash at end of period	$2,370	$15,858	$7,601
Supplemental cash flow information:
Interest paid	$47,788	$38,550	$31,674
Income taxes paid	$3,133	$2,056	$3,005

See Notes to Consolidated Financial Statements

CSI COMPRESSCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
NOTE 1 — ORGANIZATION AND OPERATIONS

CSI Compressco LP, a Delaware limited partnership, is a provider of compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. We sell standard and custom-designed, engineered compressor packages, and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of international locations, including the countries of Mexico, Canada, and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services or sell to customers. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing CSI Compressco LP and its wholly owned subsidiaries.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We have a $3.5 million outstanding balance under our variable rate revolving credit facility as of December 31, 2019 and face market risk exposure related to changes in applicable interest rates.

Significant Customers

During the year ended December 31, 2019, no individual customer accounted for 10% or more of our revenues. During the years ended December 31, 2018 and 2017, two different customers accounted for approximately 15% and 11% of our revenues, respectively.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange losses and (gains) are included in other (income) expense, net, and totaled $(2.6) million, $(1.4) million, and $(48,000) during the years ended December 31, 2019, 2018, and 2017, respectively.

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

All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of December 31, 2019. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term, if it is reasonably certain that we would exercise the option.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. Changes in the allowance are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
At beginning of period	$1,229	$822	$2,253
Activity in the period:
Provision for doubtful accounts	2,459	1,004	968
Account (chargeoffs) recoveries, net	(338)	(597)	(2,399)
At end of period	$3,350	$1,229	$822

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

Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives. Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $73.3 million, $67.5 million, and $66.0 million, respectively.

Construction in progress as of December 31, 2019 and 2018 consists primarily of new compressor packages under fabrication and capital expenditures that sustain the capacity of our existing fleet.

Intangible Assets

Trademarks/trade names, customer relationships, and other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. Amortization expense related to intangible assets was $3.0 million, $3.0 million, and $3.2 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in depreciation and amortization. The estimated future annual amortization expense of trademarks/trade names, customer relationships, and other intangible assets is $2.9 million for 2020, $2.9 million for 2021, $2.9 million for 2022, $2.9 million for 2023, and $2.9 million for 2024.

Our intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In such an event, we will determine the fair value of the asset using an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we will recognize a loss for the difference between the carrying value and the estimated fair value of the intangible asset.

Impairments and Other Charges

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

During 2019, we recorded impairments of $2.3 million on certain units of our GasJack(R) fleet, reflecting our decision to dispose of these units upon management's determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment. There were 441 GasJack units impaired, representing 20,286 of total horsepower. A recoverability analysis was performed on the remaining low-horsepower fleet and we concluded that the remaining fleet was recoverable from estimated future cash flows. In addition, a certain compressor package was written off due to being destroyed by fire, resulting in an additional charge of $0.8 million. During 2018 and 2017, we recorded no impairments of long-lived assets.

Revenue Recognition

Performance Obligations. Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Revenue is generally recognized when we transfer control of our products or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services to our customers. We receive cash equal to the invoice price for most product sales and services and payment terms typically range from 30 to 60 days from the date we invoice our customer. With the exception of the initial terms of our compression services contracts of our medium- and high-horsepower compressor packages, our customer contracts are generally for terms of one year or less. Since the period between when we deliver products or services and when the customer pays for products or services is not to exceed one year, we have elected not to calculate or disclose a financing component for our customer contracts.

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

Bill-and-Hold Arrangements. We design and fabricate compressor packages based on our customer’s specifications. In some cases, the customer will request us to hold the equipment, upon completion of the unit, until the job site is ready to receive the equipment. When this occurs, we along with the customer sign a bill-and-hold agreement, which outlines that the customer has title to the equipment, the equipment is ready for delivery, we cannot use the equipment or direct it to another customer, and we have a present right to payment. When those criteria have been met and the agreement is executed, we recognize the revenue on the equipment because control of the equipment has passed to our customer and our performance obligations are complete. Entering into these arrangements is something we have done as a courtesy for certain customers for many years. The equipment subject to the bill-and-hold agreements have generally been invoiced and paid for through progressive billings such that at the time the bill-and-hold agreement is executed, the majority of the contractual cash obligation of the customer has been received by us.

Equity-Based Compensation

We have an equity incentive compensation plan which provides for the granting of phantom units and performance phantom units to the executive officers, key employees, nonexecutive officers, and directors of our general partner. Total equity-based compensation expense for the years ended December 31, 2019, 2018, and 2017, was $1.1 million, $0.6 million, and $1.2 million, respectively. For further discussion of equity-based compensation, see Note 9 - Equity-Based Compensation.

Income Taxes

Our operations are not subject to U.S. federal income tax other than the operations that are conducted through taxable subsidiaries. We incur state and local income taxes in certain of the United States in which we conduct business. We incur income taxes and are subject to withholding requirements related to certain of our operations in Latin America, Canada, and other foreign countries in which we operate. Furthermore, we also incur Texas Margin Tax, which, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, is classified as an income tax for reporting purposes. A portion of the carrying value of certain deferred tax assets is subject to a valuation allowance. See Note 11 - Income Taxes for further discussion.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. As of December 31, 2018, we elected to account for GILTI as a period cost in the year the tax is incurred.

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

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements were utilized in the determination of the carrying value of our Series A Preferred Units (a Level 3 fair value measurement). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value (a Level 2 fair value measurement). Refer to Note 10 - "Fair Value Measurements" for further discussion.
Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets (a Level 3 fair value measurement) and for the impairment of long-lived assets (a Level 3 fair value measurement).

Distributions

On January 22, 2019, April 18, 2019, and July 19, 2019, our General Partner declared a cash distribution attributable to the respective quarter end of $0.01 per common unit. These distributions each equate to a distribution of $0.04 per outstanding common unit on an annualized basis. Also on January 22, 2019, April 18, 2019, and July 19, 2019, our General Partner approved the paid-in-kind distributions of 85,565, 59,953, and 32,872, Preferred Units attributable at the respective quarter ends in accordance with the provisions of our partnership agreement, as amended. These distributions were paid on February 14, 2019, May 15, 2019, and August 14, 2019, respectively, to the holders of common units and the holders of the Preferred Units in the aggregate of record as of the close of business on February 1, 2019, May 1, 2019, and August 1, 2019, respectively.

Series A Preferred Units

The fair value of the Series A Preferred Units were classified as a long-term liability on our consolidated balance sheets in accordance with ASC 480 "Distinguishing Liabilities and Equity," with changes in the fair value resulting in credits or charges to earnings in the accompanying consolidated statements of operations. Unless otherwise redeemed for cash, a ratable portion of the Preferred Units were converted into common units on the eighth day of each month over a period of thirty months that began in March 2017. In January 2019, we began redeeming Preferred Units for cash, resulting in 2,660,569 Preferred Units being redeemed during the year ended December 31, 2019 for $31.9 million, which includes approximately $1.5 million of redemption premium that was paid and charged to other (income) expense, net in the accompanying consolidated statements of operation. The last redemption of all remaining Preferred Units occurred on August 8, 2019.

New Accounting Pronouncements

Standards adopted

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

We chose to transition using a modified retrospective approach which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. Comparative information is reported under the accounting standards that were in effect for those periods. In addition, upon transition, we elected the package of practical expedients, which allows us to continue to apply historical lease classifications to existing contracts. Upon adoption, we recognized $8.3 million in operating right-of-use assets, $3.5 million in accrued liabilities, and $4.8 million in operating lease liabilities. Refer to Note 5 - "Leases" for further information on our leases.

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

Standards not yet adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairments will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. ASU 2016-13 is effective for us the first quarter of fiscal 2023. We continue to assess the potential effects of these changes to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for us the first quarter of fiscal 2020. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to intraperiod tax allocation, interim period income tax calculation methodology, and the recognition of deferred tax liabilities for outside basis differences. It also simplifies certain aspects of accounting for franchise taxes and clarifies the accounting for transactions that results in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for us the first quarter of fiscal 2021. We continue to assess the potential effects of these changes to our consolidated financial statements.
NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

As of December 31, 2019, we had $62.3 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of December 31, 2019 for completion of performance obligations of compression service contracts are as follows:

	2020	2021	2022	2023	2024	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$48,113	$12,578	$1,633	$—	$—	$62,324

Our contract asset balances included in trade accounts receivable in our consolidated balance sheets, primarily associated with customer documentation requirements prior to invoicing, were $9.6 million and $5.9 million as of December 31, 2019 and December 31, 2018, respectively.

Collections associated with progressive billings to customers for the construction of compression equipment is included in unearned income in the consolidated balance sheets. The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	December 31, 2019	December 31, 2018
	(In Thousands)
Unearned income, beginning of period	$24,898	$15,526
Additional unearned income	120,050	136,473
Revenue recognized	(135,443)	(127,101)
Unearned income, end of period	$9,505	$24,898

During the year ended December 31, 2019, we recognized in equipment sales revenue $22.2 million from unearned income that was deferred as of December 31, 2018. During the year ended December 31, 2018, we recognized in equipment sales revenue $14.7 million from unearned income that was deferred as of our adoption of ASC 606 on January 1, 2018.

As of December 31, 2019 and December 31, 2018, contract costs are immaterial.

Disaggregated revenue from contracts with customers by geography is as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
	(In Thousands)
Compression and related services
U.S.	$223,701	$197,976	$178,470
International	34,022	31,919	27,304
	257,723	229,895	205,774
Aftermarket services
U.S.	72,597	67,316	38,345
International	3,693	3,591	1,942
	76,290	70,907	40,287
Equipment sales
U.S.	141,098	135,693	48,496
International	1,470	2,168	1,009
	142,568	137,861	49,505
Total Revenue
U.S.	437,396	400,985	265,311
International	39,185	37,678	30,255
	$476,581	$438,663	$295,566

NOTE 4 — INVENTORIES

Components of inventories, net of reserve, as of December 31, 2019, and December 31, 2018, are as follows:

	December 31, 2019	December 31, 2018
	(In Thousands)
Parts and supplies	$42,814	$43,538
Work in progress	13,223	21,684
Total inventories	$56,037	$65,222

Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consist primarily of new compressor packages located at our fabrication facility in Midland, Texas.

NOTE 5 — LEASES

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. Our leases generally require us to pay all maintenance and insurance costs. During the fourth quarter of 2019, we entered into a lease agreement commitment for 14 compressor packages that are currently being fabricated. The leases are for a term of seven years and will commence upon the completion of the equipment fabrication, which is expected to occur during the second quarter of 2020. We have no other leases that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In November 2019, we entered into a sale and leaseback transaction with a third-party lessor whereby we received $9.8 million of proceeds from the sale of compression equipment in service and entered into an associated lease of the equipment having an initial lease term of seven years.

Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Total lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), was $8.2 million for the period ended December 31, 2019, of which, $2.8 million related to short-term leases. Total lease expense was $5.6 million and $5.6 million in 2018 and 2017, respectively. Variable rent expense was not material.

Operating lease supplemental cash flow information:

Twelve Months Ended December 31, 2019
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$5,447

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,598

 Supplemental balance sheet information:

December 31, 2019
(In Thousands)
Operating leases:
Operating right-of-use asset	$21,006

Accrued liabilities and other	$6,706
Operating lease liabilities	13,822
Total operating lease liabilities	$20,528

Additional operating lease information:

December 31, 2019
Weighted average remaining lease term:
Operating leases	4.51 years

Weighted average discount rate:
Operating leases	8.73%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year, consist of the following at December 31, 2019:

Operating Leases
(In Thousands)
2020	$7,840
2021	5,791
2022	3,684
2023	1,934
2024	1,934
Thereafter	3,604
Total lease payments	24,787
Less imputed interest	(4,259)
Total lease liabilities	$20,528

NOTE 6 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt, net of associated deferred financing costs, consists of the following:

		December 31,
		2019	2018
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $0.9 million as of December 31, 2019)	June 2023	$2,622	$—
7.25% Senior Notes (presented net of the unamortized discount of $1.7 million as of December 31, 2019 and $2.2 million as of December 31, 2018 and unamortized deferred financing costs of $2.8 million as of December 31, 2019 and $3.9 million as of December 31, 2018)	August 2022	291,444	289,797
7.50% Senior Secured Notes (presented net of the unamortized deferred financing costs of $5.8 million as of December 31, 2019 and $6.8 million as of December 31, 2018)	April 2025	344,172	343,216
Total debt		638,238	633,013
Less current portion		—	—
Total long-term debt		$638,238	$633,013

There was a $3.5 million balance outstanding and $3.5 million in letters of credit against the Credit Agreement as of December 31, 2019. As of December 31, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $17.2 million.

Our credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of December 31, 2019.

Refer to Note 7 - "Related Party Transactions," for a discussion of our amounts payable to affiliates and long-term affiliate payable to TETRA.

Bank Credit Facility

On March 22, 2018, in connection with the closing of the Offering (as defined below), we repaid all outstanding borrowings and obligations under our then existing bank credit agreement (the "Prior Credit Agreement") with a portion of the net proceeds from the Offering, and terminated this Prior Credit Agreement. As a result of the termination of the Prior Credit Agreement, associated unamortized deferred financing costs of $3.5 million were charged to other (income) expense, net during 2018.

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

The Borrowers may borrow funds under the Credit Agreement to pay fees and expenses related to the Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the Credit Agreement is June 29, 2023. As of December 31, 2019, $3.5 million balance was outstanding under the Credit Agreement and $17.2 million was available for borrowings.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at the option of the Borrowers, either (i) London Interbank Offered Rate (“LIBOR”) (adjusted to reflect any required bank reserves) for an interest period equal to 30, 60, 90, 180, or 360 days (as selected by the Borrowers, subject to availability and with the consent of the Lenders for 360 days) plus a margin based on average daily excess availability or (ii) a base rate plus a margin based on average daily excess availability; such base rate shall be determined by reference to the highest of (a) the prime rate of interest announced from time to time by Bank of America, N.A., (b) the Federal Funds Rate (as defined in the Credit Agreement) rate plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a 30-day interest period on such day plus 1.0% per annum. The applicable margin will range between 1.75% and 2.25% per annum for LIBOR-based loans and 0.75% and 1.25% per annum for base-rate loans, according to average daily excess availability when financial statements are delivered. In addition to paying interest on outstanding principal under the Credit Agreement, the Borrowers are required to pay a commitment fee in respect of the unutilized commitments at a rate ranging from 0.250% to 0.375% per annum, paid quarterly in arrears based on utilization of the commitments under the Credit Agreement. The Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Borrowers, the Credit Agreement Guarantors, and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends, and the sale of assets. The Credit Agreement also contains a provision that may require a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.0 to 1.0 in the event that certain conditions associated with outstanding borrowings and cash availability occur. As of December 31, 2019, such conditions have not occurred.

All obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the Borrowers’ and the Credit Agreement Guarantors’ present and future accounts receivable, inventory and related assets, and proceeds of the foregoing.

7.25% Senior Notes

The obligations under the 7.25% Senior Notes due 2022 (the "7.25% Senior Notes") are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of our domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee our other indebtedness (the "Guarantors" and together with us and CSI Compressco Finance Inc., the "Issuers", and the "7.25% Senior Notes Obligors"). The 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "7.25% Senior Notes Securities") were issued pursuant to an indenture described below. As of December 31, 2019, $295.9 million in aggregate principal amount of the 7.25% Senior Notes were outstanding.

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
NOTE 7 — RELATED PARTY TRANSACTIONS

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

Under the terms of the Omnibus Agreement, our General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimburse our General Partner and TETRA for services they provide to us. For the years ended December 31, 2019, 2018, and 2017, we were charged by TETRA $36.3 million, $34.8 million, and $37.2 million, respectively, for expenses incurred on our behalf as described below. Amounts charged under the Omnibus Agreement and outstanding as of December 31, 2019 and 2018 are included in amounts payable to affiliates in the accompanying consolidated balance sheets.

In January 2017 and again in May 2017, our General Partner and TETRA agreed that $1.6 million and $1.7 million of amounts payable to affiliates as of December 31, 2016 and March 31, 2017, respectively, that were charged to us by TETRA under the Omnibus Agreement would be paid with common units in lieu of cash, with the number of common units calculated based on the average trading price of our common units over a defined period. These amounts represented certain corporate and general and administrative services for the fourth quarter of 2016 and the first quarter of 2017. Pursuant to these agreement, 159,192 units were issued to TETRA in January 2017 and 280,257 common units were issued to TETRA in June 2017.

Under the terms of the Omnibus Agreement, we or TETRA may, but neither are under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as are needed or desired by the other, for such periods of time and in such amounts as may be mutually agreed upon by TETRA and our General Partner. In addition, we or TETRA may, but are under no obligation to, sell, lease or exchange on a like-kind basis to the other such production enhancement or other oilfield services equipment as is needed or desired to meet either of our production enhancement or other oilfield services obligations, in such amounts, upon such conditions and for such periods of time, if applicable, as may be mutually agreed upon by TETRA and our General Partner. Any such services, sales, leases, or like-kind exchanges are required to be performed on terms that are (i) approved by the conflicts committee of our General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our General Partner.

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

TETRA and General Partner Ownership

TETRA's ownership interest in us as of December 31, 2019 and 2018 is approximately 35% and 36%, respectively, with the common units held by the public representing an approximate 65% and 64% interest in us, respectively. As of December 31, 2019, TETRA's ownership is through various wholly owned subsidiaries and consists of approximately 34% of the limited partner interests plus the approximately 1% general partner interest, through which it holds incentive distribution rights. As a result of its ownership of common units and its general partner interest in us, TETRA received distributions of $0.7 million, $12.1 million, and $14.2 million during the years ended December 31, 2019, 2018, and 2017, respectively.

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

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to fund the construction of and purchase from us up to $15.0 million of new compressor services equipment and to subsequently lease the equipment back to us in exchange for a monthly rental fee. As of December 31, 2019, pursuant to this arrangement,$14.8 million has been funded by TETRA for the construction of new compressor services equipment and all compression units were completed and deployed under this agreement. For accounting purposes, the inclusion of a repurchase option that allowed us to repurchase the equipment at a fixed price during certain periods of the agreement caused the transaction to be accounted for as a financing transaction, as opposed to a sale-leaseback, resulting in the funded amount being recorded as a financing obligation. Accordingly, the compressor services equipment is included in property, plant, and equipment and corresponding financing obligations are included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet. As of December 31, 2019, the financing obligation was $15.3 million. Imputed interest expense recognized for the year ended December 31, 2019 was $1.3 million.

The following table summarizes future financing obligation payments by fiscal year:

Year	As of December 31, 2019
(In Thousands)
2020	3,015
2021	3,015
2022	3,015
2023	3,015
2024	2,312
Total financing obligation payments	14,372

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

NOTE 9 — EQUITY-BASED COMPENSATION

2011 Long Term Incentive Plan

We have granted phantom unit and performance phantom unit awards to certain employees, officers, and directors of our general partner pursuant to the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan. Awards of phantom units generally vest over a three year period. Awards of performance phantom units cliff vest at the end of a performance period and are settled based on achievement of related performance measures over the performance period. Each of the phantom unit and performance phantom unit awards includes distribution equivalent rights that enable the recipient to receive additional units equal in value to the accumulated cash distributions made on the units subject to the award from the date of grant. Accumulated distributions associated with each underlying unit are payable upon settlement of the related phantom unit award (and are forfeited if the related award is forfeited). Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the award.

During the year ended December 31, 2019, we granted to certain officers and employees an aggregate of 1,001,071 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $2.71 per unit, or an aggregate market value of $2.7 million. During the year ended December 31, 2018, we granted to certain officers and employees 330,395 phantom and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $7.33 per unit, or an aggregate market value of $2.4 million. During the year ended December 31, 2017, we granted to certain officers and employees 290,190 restricted common unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $8.40 per unit, or an aggregate market value of $2.4 million. The fair value of awards vesting during 2019, 2018, and 2017 was approximately $1.2 million, $1.5 million, and $2.8 million, respectively. The fair value of awards is amortized straight-line over the vesting period. Adjustments to the amortized expense related to performance phantom units may be recognized prior to vesting depending on the expected achievement of the performance target.

The following is a summary of unit activity for the year ended December 31, 2019:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2018	492	$7.36
Units granted(1)	1,001	2.71
Cancelled/forfeited	(491)	4.51
Exercised/released	(185)	6.39
Nonvested units outstanding at December 31, 2019(2)	817	$3.59

(1)	This number excludes 290,528 performance-based phantom units, which represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved.

(2)
This number excludes an additional 44,314 performance-based phantom units, which, when combined with the 172,237 granted, (net of 2019 forfeitures), represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 433,102.

Total estimated unrecognized equity-based compensation expense from unvested units as of December 31, 2019, was approximately $1.8 million and is expected to be recognized over a weighted average period of approximately 1.7 years. The amount recognized in 2019, 2018, and 2017 was approximately $1.1 million, $0.6 million, and $1.2 million, respectively, and included in selling, general, and administrative expense.
NOTE 10 — FAIR VALUE MEASUREMENTS

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

Financial Instruments

Series A Preferred Units
All remaining outstanding Preferred Units were redeemed for cash on August 8, 2019. Prior to that, the Preferred Units were valued using a lattice modeling technique that, among a number of lattice structures, included significant unobservable items (a level 3 fair value measurement). These unobservable items included (i) the volatility of the trading price of our common units compared to a volatility analysis of equity prices of comparable peer companies, (ii) a yield analysis that utilized market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. Increases (or decreases) in the fair value of our Preferred Units increased (decreased) the associated liability and resulted in adjustments to earnings for the associated valuation losses (gains).

Derivative Contracts

We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2019 and 2018, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

	December 31, 2019
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$8,656	19.06	1/17/2020

	December 31, 2018
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$4,783	20.07	1/17/2019

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

The fair values of our foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). The fair value of our foreign currency derivative instruments as of December 31, 2019 and 2018, are as follows:

	Balance Sheet	Fair Value at	Fair Value at
Foreign currency derivative instruments	Location	December 31, 2019	December 31, 2018
		(In Thousands)
Forward sale contracts	Current liabilities	(53)	(98)
Net asset (liability)		$(53)	(98)

None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the year ended December 31, 2019, 2018, and 2017, we recognized approximately $0.8 million, $0.05 million, and $0.04 million of net losses, respectively, associated with our foreign currency derivative program, and such amount is included in other (income) expense, net in the accompanying consolidated statement of operations.
Recurring fair value measurements by valuation hierarchy as of December 31, 2019 and 2018 are as follows:

		Fair Value Measurements Using
Description	Total as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Liability for foreign currency derivative contracts	(53)	—	(53)	—
	$(53)

		Fair Value Measurements Using
Description	Total as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Series A Preferred Units	$(30,900)	$—	$—	$(30,900)
Liability for foreign currency derivative contracts	(98)	—	(98)	—
	$(30,998)

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and variable-rate long-term debt pursuant to our Credit Agreement approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at December 31, 2019 and December 31, 2018, were approximately $266.0 million and $266.3 million, respectively. Those fair values compared to an aggregate principal amount of such notes at December 31, 2019 and 2018 of $295.9 million. The fair values of our long-term 7.50% Senior Secured Notes at December 31, 2019 and December 31, 2018 were approximately $344.8 million and $332.5 million, respectively. These fair values compare to an aggregate principal amount of such notes at December 31, 2019 and December 31, 2018 of $350.0 million. We based the fair values of our 7.25% Senior Notes and our 7.50% Senior Secured Notes as of December 31, 2019 on recent trades for these notes. See Note 6 - "Long-Term Debt and Other Borrowings," for a complete discussion of our debt.

NOTE 11 — INCOME TAXES

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

The income tax provision (benefit) attributable to our operations for the years ended December 31, 2019, 2018, and 2017 consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Current
Federal	$—	$—	$(47)
State	1,455	1,105	688
Foreign	1,769	1,688	1,386
	3,224	2,793	2,027
Deferred
Federal	—	72	—
State	(11)	(4)	19
Foreign	140	(246)	738
	129	(178)	757
Total tax provision (benefit)	$3,353	$2,615	$2,784

A reconciliation of the provision (benefit) for income taxes, computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Income (loss) tax provision computed at statutory federal income tax rates	$(3,700)	$(7,216)	$(12,809)
Partnership (earnings) losses	3,700	7,216	12,809
Corporate subsidiary earnings (loss) subject to federal tax	408	745	5,805
Impact of U.S. tax law change	—	—	21,928
Valuation allowances	(51)	(1,733)	(28,236)
Income tax expense attributable to foreign earnings	1,047	1,992	2,565
State income taxes (net of federal benefit)	1,824	1,525	734
Other	125	86	(12)
Total tax provision (benefit)	$3,353	$2,615	$2,784

Income (loss) before income tax provision includes the following components:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Domestic	$(26,548)	$(37,303)	$(40,649)
International	8,928	2,940	2,974
Total	$(17,620)	$(34,363)	$(37,675)

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

Deferred Tax Assets

	December 31,
	2019	2018
	(In Thousands)
Amortization for book in excess of tax expense	22,396	25,146
Accruals	3,318	185
Net operating losses	18,164	18,078
Other	2,729	864
Total deferred tax assets	46,607	44,273
Valuation allowance	(37,649)	(37,704)
Net deferred tax assets	$8,958	$6,569

Deferred Tax Liabilities

	December 31,
	2019	2018
	(In Thousands)
Accruals	$2,350	$1,388
Depreciation for tax in excess of book expense	4,677	5,887
Right-of-use Asset	2,892	—
All other	225	293
Total deferred tax liability	10,144	7,568
Net deferred tax liability	$1,186	$999

At December 31, 2019, we have federal, state, and foreign net operating loss carryforwards/carrybacks equal to approximately $14.8 million, $1.2 million, and $2.2 million, respectively. In those foreign jurisdictions and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire from 2020 to 2037. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended.

The valuation allowance during the year ended December 31, 2019 remained constant. The decrease in the valuation allowance during the year ended December 31, 2018 was $1.7 million and the decrease in the valuation allowance during the year ended December 31, 2017 was $29.8 million. The change in the valuation allowance during 2018 primarily relates to the reduction of the deferred tax assets as a result of income generated in our U.S. corporate subsidiaries. The change in the valuation allowance during 2017 primarily relates to the decrease in the federal statutory tax rate from 35% to 21%. We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

ASC 740 provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2019 and 2018, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.
NOTE 12 — EARNINGS PER COMMON UNIT

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

	Year Ended December 31,
	2019	2018	2017
	Common Units	Common Units	Common Units
Number of weighted average units outstanding	47,006,543	41,552,804	35,035,428
Unit awards outstanding	—	—	—
Average diluted units outstanding	47,006,543	41,552,804	35,035,428

Diluted earnings per unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. As of December 31, 2019, 2018, and 2017 approximately 131,576, 29,276, and 90,594 incremental units, respectively, were excluded from the calculation of diluted units because the impact was anti-dilutive. Following the issuance of the Preferred Units, diluted earnings per common unit was computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the date of issuance or as of the beginning of the period. The number of common units that may be issued upon future conversion of the Preferred Units was excluded from the calculation of diluted common units, as the impact would be antidilutive due to the net loss recorded during the years ended December 31, 2019, 2018, and 2017. All remaining outstanding Preferred Units were redeemed for cash on August 8, 2019.

NOTE 13 — SEGMENTS

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
NOTE 14 — GEOGRAPHIC INFORMATION

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

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Revenues from external customers:
U.S.	$437,396	$400,986	$265,311
Latin America	30,724	27,889	23,493
Canada	4,430	4,365	3,678
Other	4,031	5,423	3,084
Total	$476,581	$438,663	$295,566
Identifiable assets:
U.S.	$761,177	$773,476	$691,588
Latin America	55,498	47,891	45,170
Canada	4,732	4,156	4,278
Other	1,427	1,221	1,896
Total identifiable assets	$822,834	$826,744	$742,932

NOTE 15 — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The $295.9 million and $350.0 million in aggregate principal amounts outstanding of the 7.25% Senior Notes and 7.50% Senior Secured Notes, respectively, as of December 31, 2019 are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured and secured basis, by the following domestic restricted subsidiaries which are each a 100% owned subsidiary (each a "Guarantor Subsidiary" and collectively the "Guarantor Subsidiaries"):

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

Condensed Consolidating Balance Sheet
December 31, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$97,360	$29,933	$—	$127,293
Property, plant, and equipment, net	—	611,778	30,589	—	642,367
Investments in subsidiaries	180,033	27,287	—	(207,320)	—
Operating lease right-of-use assets	—	20,577	429	—	21,006
Intangible and other assets, net	—	28,334	3,246	—	31,580
Intercompany receivables	519,182	—	—	(519,182)	—
Total non-current assets	699,215	687,976	34,264	(726,502)	694,953
Total assets	$699,215	$785,336	$64,197	$(726,502)	$822,246

LIABILITIES AND PARTNERS' CAPITAL
Other current liabilities	$14,607	$80,595	$4,721	$—	$99,923
Amounts payable to affiliate	—	5,096	2,608	—	7,704
Long-term debt	635,617	2,621	—	—	638,238
Operating lease liabilities	—	13,509	313	—	13,822
Intercompany payables	—	490,807	28,375	(519,182)	—
Long-term affiliate payable and other liabilities	—	12,675	893	—	13,568
Total liabilities	650,224	605,303	36,910	(519,182)	773,255
Total partners' capital	48,991	180,033	27,287	(207,320)	48,991
Total liabilities and partners' capital	$699,215	$785,336	$64,197	$(726,502)	$822,246

Condensed Consolidating Balance Sheet
December 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$128,084	$23,663	$—	$151,747
Property, plant, and equipment, net	—	614,982	26,337	—	641,319
Investments in subsidiaries	146,852	21,330	—	(168,182)	—
Intangible and other assets, net	—	31,874	1,804	—	33,678
Intercompany receivables	599,145	—	—	(599,145)	—
Total non-current assets	745,997	668,186	28,141	(767,327)	674,997
Total assets	$745,997	$796,270	$51,804	$(767,327)	$826,744

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities	$14,681	$72,985	$3,170	$—	$90,836
Amounts payable to affiliate	—	—	3,517	—	3,517
Long-term debt	633,013	—	—	—	633,013
Series A Preferred Units	30,900	—	—	—	30,900
Intercompany payables	—	576,242	22,903	(599,145)	—
Other long-term liabilities	—	191	884	—	1,075
Total liabilities	678,594	649,418	30,474	(599,145)	759,341
Total partners' capital	67,403	146,852	21,330	(168,182)	67,403
Total liabilities and partners' capital	$745,997	$796,270	$51,804	$(767,327)	$826,744

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
December 31, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$451,064	$35,153	$(9,636)	$476,581
Cost of revenues (excluding depreciation and amortization expense)	—	303,205	23,930	(9,636)	317,499
Depreciation and amortization	—	72,523	4,140	—	76,663
Impairment and other charges	—	3,160	—	—	3,160
Insurance recoveries	—	(555)	—	—	(555)
Selling, general, and administrative expense	1,062	39,874	2,164	—	43,100
Interest expense, net	51,550	1,825	—	—	53,375
Series A Preferred FV Adjustment expense	1,470	—	—	—	1,470
Other expense, net	1,468	427	(2,406)	—	(511)
Equity in net (income) loss of subsidiaries	(34,577)	(5,844)	—	40,421	—
Income (loss) before income tax provision	(20,973)	36,449	7,325	(40,421)	(17,620)
Provision for income taxes	—	1,872	1,481	—	3,353
Net income (loss)	(20,973)	34,577	5,844	(40,421)	(20,973)
Other comprehensive income (loss)	513	513	—	(513)	513
Comprehensive income (loss)	$(20,460)	$35,090	$5,844	$(40,934)	$(20,460)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
December 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$416,846	$32,594	$(10,777)	$438,663
Cost of revenues (excluding depreciation and amortization expense)	—	297,295	21,879	(10,777)	308,397
Depreciation and amortization	—	67,003	3,497	—	70,500
Impairments and other charges	—	681	—	—	681
Selling, general, and administrative expense	639	36,810	2,151	—	39,600
Interest expense, net	49,512	3,073	—	—	52,585
Series A Preferred FV Adjustment	(838)	—	—	—	(838)
Other expense, net	—	3,989	(1,888)	—	2,101
Equity in net (income) loss of subsidiaries	(12,335)	(5,781)	—	18,116	—
Income (loss) before income tax provision	(36,978)	13,776	6,955	(18,116)	(34,363)
Provision for income taxes	—	1,441	1,174	—	2,615
Net income (loss)	(36,978)	12,335	5,781	(18,116)	(36,978)
Other comprehensive income (loss)	(3,597)	(3,597)	—	3,597	(3,597)
Comprehensive income (loss)	$(40,575)	$8,738	$5,781	$(14,519)	$(40,575)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
December 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$273,649	$28,175	$(6,258)	$295,566
Cost of revenues (excluding depreciation and amortization expense)	—	181,121	18,635	(6,258)	193,498
Depreciation and amortization	—	65,920	3,220	—	69,140
Insurance recoveries	—	(2,352)	—	—	(2,352)
Selling, general, and administrative expense	1,314	30,504	1,620	—	33,438
Interest expense, net	31,402	11,733	—	—	43,135
Series A Preferred FV Adjustment	(3,402)	—	—	—	(3,402)
Other expense, net	—	2,147	(2,363)	—	(216)
Equity in net (income) loss of subsidiaries	11,145	(5,112)	—	(6,033)	—
Income (loss) before income tax provision	(40,459)	(10,312)	7,063	6,033	(37,675)
Provision for income taxes	—	833	1,951	—	2,784
Net income (loss)	(40,459)	(11,145)	5,112	6,033	(40,459)
Other comprehensive income (loss)	(1,078)	(1,078)	—	1,078	(1,078)
Comprehensive income (loss)	$(41,537)	$(12,223)	$5,112	$7,111	$(41,537)

Condensed Consolidating Statement of Cash Flows
December 31, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$62,842	$4,854	$—	$67,696
Investing activities:
Purchases of property, plant, and equipment, net	—	(71,534)	(4,264)	—	(75,798)
Proceeds from sale of property, plant, and equipment, net	—	11,025	—	—	11,025
Insurance recoveries associated with damaged equipment	—	555	—	—	555
Net cash used in investing activities	—	(59,954)	(4,264)	—	(64,218)
Financing activities:
Proceeds from long-term debt	—	45,000	—	—	45,000
Payments of long-term debt	—	(41,567)	—	—	(41,567)
Cash redemptions of Preferred Units	(31,913)		—	—	(31,913)
Distributions	(1,907)	—	—	—	(1,907)
Intercompany contribution (distribution)	35,185	(35,185)	—	—	—
Advances from affiliate	—	14,782	—	—	14,782
Other financing activities	(1,365)	—	—	—	(1,365)
Net cash used in financing activities	—	(16,970)	—	—	(16,970)
Effect of exchange rate changes on cash	—	—	4	—	4
Increase (decrease) in cash and cash equivalents	—	(14,082)	594	—	(13,488)
Cash and cash equivalents at beginning of period	—	14,148	1,710	—	15,858
Cash and cash equivalents at end of period	$—	$66	$2,304	$—	$2,370

Condensed Consolidating Statement of Cash Flows
December 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$26,753	$3,368	$—	$30,121
Investing activities:
Purchases of property, plant, and equipment, net	—	(99,020)	(4,981)	—	(104,001)
Proceeds from sale of property, plant, and equipment, net	—	512	—	—	512
Advances and other investing activities	—	(1)	—	—	(1)
Net cash used in investing activities	—	(98,509)	(4,981)	—	(103,490)
Financing activities:
Proceeds from long-term debt	343,800	36,200	—	—	380,000
Payments of long-term debt	—	(258,000)	—	—	(258,000)
Distributions	(31,294)	—	—	—	(31,294)
Intercompany contribution (distribution)	(303,507)	303,507	—	—	—
Financing costs and other	(8,999)	—	—	—	(8,999)
Net cash provided by financing activities	—	81,707	—	—	81,707
Effect of exchange rate changes on cash	—	—	(81)	—	(81)
Increase (decrease) in cash and cash equivalents	—	9,951	(1,694)	—	8,257
Cash and cash equivalents at beginning of period	—	4,197	3,404	—	7,601
Cash and cash equivalents at end of period	$—	$14,148	$1,710	$—	$15,858

Condensed Consolidating Statement of Cash Flows
December 31, 2017
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$44,456	$(5,388)	$—	$39,068
Investing activities:
Purchases of property, plant, and equipment, net	—	(28,326)	373	—	(27,953)
Proceeds from sale of property, plant, and equipment, net	—	2,827			2,827
Insurance recoveries associated with damaged equipment	—	2,352	—	—	2,352
Advances and other investing activities		21	—		21
Net cash provided by (used in) investing activities	—	(23,126)	373	—	(22,753)
Financing activities:
Proceeds from long-term debt	—	80,900	—	—	80,900
Payments of long-term debt	—	(74,900)	—	—	(74,900)
Distributions	(33,068)	—	—	—	(33,068)
Intercompany contribution (distribution)	33,187	(33,187)	—	—	—
Financing costs and other	(119)	(2,147)	—	—	(2,266)
Net cash used in financing activities	—	(29,334)	—	—	(29,334)
Effect of exchange rate changes on cash	—	—	(177)	—	(177)
Increase (decrease) in cash and cash equivalents	—	(8,004)	(5,192)	—	(13,196)
Cash and cash equivalents at beginning of period	—	12,201	8,596	—	20,797
Cash and cash equivalents at end of period	$—	$4,197	$3,404	$—	$7,601

NOTE 16 — SUBSEQUENT EVENTS

On January 20, 2020, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2019 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution was paid on February 14, 2020, to the holders of common units of record as of the close of business February 1, 2020.