Form 10-Q
period 2020-03-31
CSI Compressco LP
filed 2020-05-07
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to______

Commission File Number 001-35195
CSI Compressco LP
(Exact name of registrant as specified in its charter)

Delaware	94-3450907
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

24955 Interstate 45 North
The Woodlands,
TX	77380
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 5, 2020, there were 47,344,351 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Compression and related services	$65,765	$63,060
Aftermarket services	17,970	13,614
Equipment sales	6,544	26,762
Total revenues	90,279	103,436
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	31,608	32,621
Cost of aftermarket services	16,245	11,260
Cost of equipment sales	6,700	24,219
Total cost of revenues	54,553	68,100
Depreciation and amortization	19,908	18,532
Impairments and other charges	5,371	—
Selling, general, and administrative expense	10,256	10,665
Interest expense, net	13,169	13,299
Series A Preferred fair value adjustment (income) expense	—	1,304
Other (income) expense, net	440	(381)
Loss before income tax provision	(13,418)	(8,083)
Provision (benefit) for income taxes	212	4,373
Net loss	$(13,630)	$(12,456)
General partner interest in net loss	$(192)	$(177)
Common units interest in net loss	$(13,438)	$(12,279)

Net loss per common unit:
Basic	$(0.28)	$(0.26)
Diluted	$(0.28)	$(0.26)
Weighted average common units outstanding:
Basic	47,176,640	46,830,605
Diluted	47,176,640	46,830,605

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(13,630)	$(12,456)
Foreign currency translation adjustment, net of tax of $0 in 2020 and 2019	(353)	272
Comprehensive loss	$(13,983)	$(12,184)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,416	$2,370
Trade accounts receivable, net of allowances for doubtful accounts of $3,237 as of March 31, 2020 and $3,350 as of December 31, 2019	71,774	64,724
Inventories	63,288	56,037
Prepaid expenses and other current assets	5,153	4,162
Total current assets	147,631	127,293
Property, plant, and equipment:
Land and building	32,058	35,125
Compressors and equipment	989,493	976,469
Vehicles	8,875	9,205
Construction in progress	18,788	26,985
Total property, plant, and equipment	1,049,214	1,047,784
Less accumulated depreciation	(421,062)	(405,417)
Net property, plant, and equipment	628,152	642,367
Other assets:
Deferred tax asset	24	24
Intangible assets, net of accumulated amortization of $28,491 as of March 31, 2020 and $27,751 as of December 31, 2019	27,277	28,017
Operating lease right-of-use assets	27,374	21,006
Other assets	3,844	3,539
Total other assets	58,519	52,586
Total assets	$834,302	$822,246
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$48,362	$47,837
Unearned income	27,426	9,505
Accrued liabilities and other	38,832	42,581
Amounts payable to affiliates	14,964	7,704
Total current liabilities	129,584	107,627
Other liabilities:
Long-term debt, net	638,429	638,238
Deferred tax liabilities	986	1,211
Long-term affiliate payable	11,618	12,324
Operating lease liabilities	18,903	13,822
Other long-term liabilities	23	33
Total other liabilities	669,959	665,628
Commitments and contingencies
Partners' capital:
General partner interest	(19)	180
Common units (47,292,095 units issued and outstanding at March 31, 2020 and 47,078,529 units issued and outstanding at December 31, 2019)	49,704	63,384
Accumulated other comprehensive income (loss)	(14,926)	(14,573)
Total partners' capital	34,759	48,991
Total liabilities and partners' capital	$834,302	$822,246

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2019	$180	47,079	$63,384	$(14,573)	$48,991
Net Loss	(192)	—	(13,438)	—	$(13,630)
Distributions ($0.01 per unit)	(7)	—	(471)	—	$(478)
Equity compensation	—	—	229	—	$229
Vesting of Phantom Units	—	213	—	—	$—
Translation adjustment, net of taxes of $0	—	—	—	(353)	$(353)
Other	—	—	—	—	$—
Balance at March 31, 2020	$(19)	47,292	$49,704	$(14,926)	$34,759

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2018	$505	45,769	$81,984	$(15,086)	$67,403
Net loss	(177)	—	(12,279)	$—	$(12,456)
Distributions ($0.01 per unit)	(6)	—	(470)	—	(476)
Equity compensation, net	—	—	312	—	312
Vesting of Phantom Units	—	117	—	—	—
Conversions of Series A Preferred	—	1,113	3,048	—	3,048
Translation adjustment, net of taxes of $0	—	—	—	272	272
Other	—	—	(69)	—	(69)
Balance at March 31, 2019	$322	46,999	$72,526	$(14,814)	$58,034

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$(13,630)	$(12,456)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization	19,908	18,532
Impairments and other charges	5,371	—
Provision for deferred income taxes	8	1,466
Series A Preferred Unit distributions and adjustments	—	2,437
Equity compensation expense	324	365
Provision for doubtful accounts	222	56
Amortization of deferred financing costs	670	600
Other non-cash charges and credits	(85)	54
(Gain) loss on sale of property, plant, and equipment	7	(26)
Changes in operating assets and liabilities:
Accounts receivable	(7,364)	5,992
Inventories	(12,102)	(11,990)
Prepaid expenses and other current assets	(1,160)	(567)
Accounts payable and accrued expenses	21,625	27,442
Other	(437)	(273)
Net cash provided by operating activities	13,357	31,632
Investing activities:
Purchases of property, plant, and equipment, net	(6,483)	(23,152)
Net cash used in investing activities	(6,483)	(23,152)
Financing activities:
Proceeds from long-term debt	15,501	—
Payments of long-term debt	(16,000)	(2)
Cash redemptions of Preferred Units	—	(9,399)
Distributions	(478)	(476)
Other financing activities	(886)	—
Advances from affiliate	—	2,402
Net cash used in financing activities	(1,863)	(7,475)
Effect of exchange rate changes on cash	35	7
Increase (decrease) in cash and cash equivalents	5,046	1,012
Cash and cash equivalents at beginning of period	2,370	15,858
Cash and cash equivalents at end of period	$7,416	$16,870
Supplemental cash flow information:
Interest paid	$10,823	$10,727
Income taxes paid	$36	$648

See Notes to Consolidated Financial Statements

CSI Compressco LP
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

CSI Compressco LP, a Delaware limited partnership, is a provider of compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. We sell standard and custom-designed, engineered compressor packages and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign locations, including the countries of Mexico, Canada, and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services and sell to customers.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of March 31, 2020, and for the three month periods ended March 31, 2020 and 2019, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three month periods ended March 31, 2020 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2020.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 16, 2020.

Segments

Our General Partner has concluded that we operate in one business segment.

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the first quarter of 2020.

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

Financial Instruments

Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable, which are primarily due from customers of varying size engaged in oil and gas activities in the United States, Canada, Mexico, and Argentina. Our policy is to review the financial condition of potential customers before extending credit and periodically update their credit information. Payment terms are on a short-term basis. The risk of loss from the inability to collect trade receivables is heightened during prolonged periods of low oil and natural gas commodity prices.

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

We have a $3.0 million outstanding balance under our variable rate revolving credit facility as of March 31, 2020 and face market risk exposure related to changes in applicable interest rates.

Foreign Currencies

Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with our international operations. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $1.7 million and $(1.0) million during the three month periods ended March 31, 2020 and March 31, 2019, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in process and are stated at the lower of cost or net realizable value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method.

Impairments and Other Charges

Impairments of long-lived assets, including identified intangible assets, are determined periodically, when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgment as to the future undiscounted operating cash flows to be generated from the relevant assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related assets, an impairment is recognized for the excess of the carrying value over fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. See Note 3 - "Impairments and Other Charges" for additional discussion of recorded impairments.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three month periods ended March 31, 2020 and March 31, 2019, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive. Diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units, had been converted as of the beginning of the period presented. The calculation of diluted earnings per common unit for the three month period ended March 31, 2019 excludes the impact of the Preferred Units, as the inclusion of the impact from the conversion of the Preferred Units into common units would have been anti-dilutive. All remaining outstanding Preferred Units were redeemed for cash on August 8, 2019.

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

Bill-and-Hold Arrangements. We design compressor packages based on our customer’s specifications. In some cases, the customer will request us to hold the equipment, upon completion of the unit, until the job site is ready to receive the equipment. When this occurs, we along with the customer sign a bill-and-hold agreement, which outlines that the customer has title to the equipment, the equipment is ready for delivery, we cannot use the equipment or direct it to another customer, and we have a present right to payment. When those criteria have been met and the agreement is executed, we recognize the revenue on the equipment because control of the equipment has passed to our customer and our performance obligations are complete. Entering into these arrangements is something we have done as a courtesy for certain customers for many years. The equipment subject to the bill-and-hold agreements have generally been invoiced and paid for through progressive billings such that at the time the bill-and-hold agreement is executed, the majority of the contractual cash obligation of the customer has been received by us.

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements were utilized in the determination of the carrying value of our Series A Preferred Units (a Level 3 fair value measurement). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value (a Level 2 fair value measurement). Refer to Note 9 - "Fair Value Measurements" for further discussion.
Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets (a Level 3 fair value measurement) and for the impairment of long-lived assets (a Level 3 fair value measurement).

Distributions

On January 20, 2020, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2019 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution was paid on February 14, 2020, to each of the holders of common units of record as of the close of business on February 1, 2020.

New Accounting Pronouncements

Standards adopted in 2020

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for us the first quarter of fiscal 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our consolidated financial statements.
NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As of March 31, 2020, we had $56.7 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not include revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of March 31, 2020 for completion of performance obligations of compression service contracts are as follows:

	2020	2021	2022	2023	2024	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$38,720	$15,941	$2,026	$54	$—	$56,741

Our contract asset balances included in trade accounts receivable in our consolidated balance sheets, primarily associated with customer documentation requirements prior to invoicing, were $8.0 million and $9.6 million as of March 31, 2020 and December 31, 2019, respectively.

Collections associated with progressive billings to customers for the construction of compression equipment is included in unearned income in the consolidated balance sheets. The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Unearned income, beginning of period	$9,505	$24,898
Additional unearned income	23,545	48,955
Revenue recognized	(5,624)	(24,557)
Unearned income, end of period	$27,426	$49,296

During the three months ended March 31, 2020, we recognized in equipment sales revenue $2.7 million from unearned income that was deferred as of December 31, 2019. During the three months ended March 31, 2019, we recognized in equipment sales revenue of $10.5 million from unearned income that was deferred as of December 31, 2018.

As of March 31, 2020 and March 31, 2019, contract costs were immaterial.

Disaggregated revenue from contracts with customers by geography is as follows:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Compression and related services
U.S.	$57,275	$54,018
International	8,490	9,042
	65,765	63,060
Aftermarket services
U.S.	17,285	13,332
International	685	282
	17,970	13,614
Equipment sales
U.S.	6,038	26,166
International	506	596
	6,544	26,762
Total Revenue
U.S.	80,598	93,516
International	9,681	9,920
	$90,279	$103,436

NOTE 3 – IMPAIRMENTS AND OTHER CHARGES

Impairments of Long-Lived Assets

During the first quarter of 2020, the COVID-19 pandemic and decline in oil prices had a significant impact on our customers and industry. We started to see our customers revise their capital budgets downwards and adjust their operations accordingly, which led to a decline in orders for new compression equipment to be fabricated and sold to third parties. We concluded that these events were indicators of impairment for all our asset groups. As a result, we performed a recoverability analysis on all our long-lived asset groups and we determined that the carrying values of our Midland manufacturing facility and related new unit sales inventory exceeded their respective fair values. Therefore, we recorded impairments of approximately $5.4 million during the first quarter of 2020 related to these assets. Fair value was estimated based on a market approach. Our recoverability analysis for all our compression services asset groups indicated no impairments as of March 31, 2020. Given the dynamic nature of the events beginning in the first quarter of 2020, we are not able to reasonably estimate how long our operations will be impacted and the full extent these events will have on our operations. As a result, we could have indicators of impairment again in future periods resulting in additional asset impairments.
NOTE 4 – INVENTORIES

Components of inventories as of March 31, 2020 and December 31, 2019, are as follows:

	March 31, 2020	December 31, 2019
	(In Thousands)
Parts and supplies	$33,388	$42,814
Work in progress	29,900	13,223
Total inventories	$63,288	$56,037

Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consist primarily of new compressor packages located at our manufacturing facility in Midland, Texas.

NOTE 5 – LEASES

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. Our leases generally require us to pay all maintenance and insurance costs. During the fourth quarter of 2019, we entered into a lease agreement commitment for 14 compressor packages. The leases are for an initial term of seven years and commence upon the completion of the fabrication of the compressor packages. During the first quarter, we took delivery of eight compressor packages. We anticipate taking delivery of the remaining six compressor packages when the compression units are completed, which is expected to occur during the second quarter of 2020. We have no other lease agreement commitments that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In November 2019, we entered into a sale and leaseback transaction with a third-party lessor whereby we received $9.8 million of proceeds from the sale of certain of our compression equipment in service and entered into an associated lease of the same equipment having an initial lease term of seven years.

Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Total lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), was $3.2 million for the three month period ended March 31, 2020, of which, $0.9 million related to short-term leases. Variable rent expense was not material.

Operating lease supplemental cash flow information:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$2,216	$1,174

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,626	$2,487

Supplemental balance sheet information:

	March 31, 2020	December 31, 2019
	(In Thousands)
Operating leases:
Operating right-of-use asset	$27,374	$21,006

Accrued liabilities and other	$7,667	$6,706
Operating lease liabilities	18,903	13,822
Total operating lease liabilities	$26,570	$20,528

Additional operating lease information:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	4.90 Years	4.51 Years

Weighted average discount rate:
Operating leases	9.05%	8.73%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year, consist of the following at March 31, 2020:

Operating Leases
(In Thousands)

Remainder of 2019	$7,160
2020	7,622
2021	5,499
2022	3,295
2023	3,257
Thereafter	6,503
Total lease payments	33,336
Less imputed interest	(6,766)
Total lease liabilities	$26,570

NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2020	December 31, 2019
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $0.8 million as of March 31, 2020 and $0.9 million as of December 31, 2019)	June 2023	$2,184	$2,622
7.25% Senior Notes (presented net of the unamortized discount of $1.5 million as of March 31, 2020 and $1.7 million as of December 31, 2019 and unamortized deferred financing costs of $2.6 million as of March 31, 2020 and $2.8 million as of December 31, 2019)	August 2022	291,863	291,444
7.50% Senior Secured Notes (presented net of the unamortized deferred financing costs of $5.6 million as of March 31, 2020 and $5.8 million as of December 31, 2019)	April 2025	344,382	344,172
		638,429	638,238
Less current portion		—	—
Total long-term debt		$638,429	$638,238

There was a $3.0 million balance outstanding and $3.0 million in letters of credit issued under the Credit Agreement as of March 31, 2020. As of March 31, 2020, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $20.4 million.

Our credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of March 31, 2020.

Refer to Note 7 - "Related Party Transactions," for a discussion of our amounts payable to affiliates and long-term affiliate payable to TETRA.
NOTE 7 – RELATED PARTY TRANSACTIONS

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

TETRA and General Partner Ownership

As of March 31, 2020, TETRA's ownership interest in us was approximately 34% of the outstanding common units and an approximate 1.4% general partner interest, through which it holds incentive distribution rights.

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to fund the construction of and purchase from us up to $15.0 million of new compression services equipment and to subsequently lease the equipment back to us in exchange for a monthly rental fee. As of March 31, 2020, pursuant to this arrangement, $14.8 million has been funded by TETRA for the construction of new compression services equipment and all such equipment was completed and deployed under this agreement. For accounting purposes, the inclusion of an option that allows us to repurchase the equipment at a fixed price during certain periods of the agreement caused the transaction to be accounted for as a financing transaction, as opposed to a sale-leaseback, resulting in the funded amount being recorded as a financing obligation. Accordingly, the compression services equipment is included in property, plant, and equipment and the corresponding financing obligations are included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet. As of March 31, 2020, the financing obligation was $14.6 million. Imputed interest expense recognized for the three month period ended March 31, 2020 was $0.6 million.
NOTE 8 – COMMITMENTS AND CONTINGENCIES

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
NOTE 9 – FAIR VALUE MEASUREMENTS

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

We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2020, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$4,974	24.40	4/21/2020

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

The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of March 31, 2020 and December 31, 2019, are as follows:

Foreign currency derivative contracts	Balance Sheet	Fair Value at
	Location	March 31, 2020	December 31, 2019
		(In Thousands)
Forward sale contracts	Current liabilities	(155)	(53)
Net asset (liability)		$(155)	$(53)

None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month periods ended March 31, 2020 and March 31, 2019, we recognized $(1.4) million and $0.1 million, respectively, of net (gains) losses associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

During the first quarter of 2020, we recorded impairments of approximately $5.4 million, reflecting the decreased fair value for certain assets. The fair values used in these impairment calculations were estimated based on a market approach, which is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

Recurring and nonrecurring fair value measurements by valuation hierarchy as of March 31, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements Using
Description	Total as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Midland manufacturing facility and related assets	$19,646	$—	$—	$19,646
Liability for foreign currency derivative contracts	(155)	—	(155)	—
	$19,491

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2019
	(In Thousands)
Liability for foreign currency derivative contracts	(53)	—	(53)	—
	$(53)
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and variable-rate long-term debt pursuant to our Credit Agreement approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at March 31, 2020 and December 31, 2019 were approximately $148.0 million and $266.0 million, respectively. Those fair values compare to aggregate principal amounts of such notes at March 31, 2020 and December 31, 2019 of $295.9 million. The fair values of our long-term 7.50% Senior Secured Notes at March 31, 2020 and December 31, 2019 were approximately $239.8 million and $344.8 million, respectively. These fair values compare to an aggregate principal amount of such notes at March 31, 2020 and December 31, 2019 of $350.0 million. We based the fair values of our 7.25% Senior Notes and our 7.50% Senior Secured Notes as of March 31, 2020 on recent trades for these notes.
NOTE 10 – INCOME TAXES

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

Our effective tax rate for the three month period ended March 31, 2020, was negative 1.6% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
NOTE 11 – SUBSEQUENT EVENTS

In April 2020, we announced our plan to shutdown our Midland manufacturing facility as a result of a decline in orders for new equipment from third parties and the expectation that no incremental equipment will be fabricated for our fleet in the second half of 2020. As a result of the decision to close this facility and solely utilize third party fabricators in the future for our own service fleet, we are pursuing the sale of the Midland facility in an effort to further improve our balance sheet, and have entered into an agreement with a third party purchaser, which is subject to numerous conditions. While we will continue to operate the facility until the completion and sale of our remaining backlog, we no longer intend to fabricate new compressor packages for sales to third parties. We have and will continue to evaluate the sale of other non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a sale of the Midland manufacturing facility, our low-horsepower compression fleet, or any other non-core asset.

On April 20, 2020, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2020 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit, on an annualized basis. This distribution will be paid on May 15, 2020 to each of the holders of common units of record as of the close of business on May 1, 2020.

On April 17, 2020, we announced the commencement of an offer (the "Exchange Offer") to certain eligible noteholders ("Eligible Holders") to exchange any and all of their outstanding 7.25% Senior Notes due 2022 (the “Unsecured Notes”) for newly issued 7.50% Senior Secured First Lien Notes due 2025 and 7.25% Senior Secured

Second Lien Notes due 2027. In conjunction with the offer, consents are being solicited from Eligible Holders to eliminate substantially all restrictive covenants and certain of the default provisions in the indenture governing the Unsecured Notes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020 ("2019 Annual Report"). This discussion includes forward-looking statements that involve certain risks and uncertainties.
Business Overview

We provide compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. Our compression and related services business includes a fleet of more than 5,200 compressor packages providing approximately 1.2 million in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Our equipment sales business includes the design, and sale of both standard and custom-designed, engineered compressor packages. Our aftermarket business provides compressor package reconfiguration and maintenance services, as well as the sale of compressor package parts and components manufactured by third-party suppliers. Our customers operate throughout many of the onshore producing regions of the United States, as well as in a number of foreign locations, including the countries of Mexico, Canada and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services and sell to customers. Going forward, we plan to have such compressor packages fabricated through one or more third party packagers.

Our operations are significantly dependent upon the demand for, and production of, oil and the associated natural gas from unconventional oil and natural gas production in the domestic and international markets in which we operate. During the first part of the first quarter, we continued to see increased demand for our products and services, with the exception of a declining backlog for new unit sales. However, during the latter part of the quarter, as the macroeconomic uncertainty resulting from declining oil and natural gas prices and the COVID-19 pandemic continued and the Organization of Petroleum Exporting Countries and other oil producing nations (collectively, “OPEC+”) price war events, we started to see our customers revise their capital budgets substantially downward and adjust their operations accordingly which we believe will continue for an indefinite period. In response to both market uncertainty and the lower levels of spending by our customers, we withdrew our previously issued guidance for the full year 2020 and lowered our projected growth and maintenance capital expenditures. In addition, given the decline in orders for new compression equipment to be fabricated and sold to third parties, we announced our plan to shut down our Midland manufacturing facility in early April. We have retained our new equipment design and engineering personnel and plan to outsource the fabrication of new service fleet equipment but no longer plan to fabricate new compressor packages for sales to third parties. Due to excess compression equipment in the industry, we have started to and expect to continue to see lower utilization of our compression fleet, requests from our customers for stand-by service rates, and service pricing pressures as customers try to reduce their costs. We expect a significant decline in activity, particularly in North America, coupled with downward pricing pressure and corresponding reductions in revenue and profitability for the remainder of 2020.

The COVID-19 pandemic and decline in oil prices had a significant impact on our customers and industry. We concluded that these events were indicators of impairment for all our asset groups. As a result, we performed a recoverability analysis on all our long-lived asset groups and we determined that the carrying values of our Midland manufacturing facility and related new unit sales inventory exceeded their respective fair values. Therefore, we recorded impairments of approximately $5.4 million during the first quarter of 2020 related to these assets. Our recoverability analysis for all our compression services asset groups indicated no impairments as of March 31, 2020. Given the dynamic nature of the events beginning in the first quarter of 2020, we are not able to reasonably estimate how long our operations will be impacted and the full extent these events will have on our operations. As a result, we could have indicators of impairment again in future periods resulting in additional asset impairments.

We are continuing to monitor the 2020 spending plans of our customers and are aggressively managing our working capital and capital expenditures in order to maximize our liquidity in the current oil and gas industry environment. As obtaining additional financing is challenging in the current debt and equity markets, capital expenditures are expected to be primarily funded by available cash and cash expected to be provided by operating activities. We plan to manage our flexible cost structure to proactively respond to changing market conditions and take actions necessary to manage through these conditions, some of which could result in impairments or restructuring charges in future periods.

Cost reductions we have recently implemented or are in the process of implementing include reductions in 2020 capital expenditures, workforce reductions, salary reductions, a reduction in the cash retainers for the directors of our general partner, the suspension of 401(k) matching contributions for our employees, targeted reduction in SG&A expenses, and negotiated reductions in expenditures with many of our suppliers. Absent a meaningful recovery in oil and natural gas prices and a material improvement in demand for oil and gas, we expect our operations to continue to be negatively impacted, particularly in our onshore producing regions of the United States. We are not able to predict how long market disruptions resulting from the COVID-19 pandemic and oversupply of oil and gas will continue, or what impact they will ultimately have on our business. Despite that, we will continue to maintain our commitment to safety and service quality for our customers.
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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three month period ended March 31, 2020, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, including impairments, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units that were issued in late 2016 and redeemed for cash on August 8, 2019, gain on extinguishment of debt, write-off of unamortized financing costs, and excluding Preferred Units redemption premium, severance and other non-recurring or unusual expenses or charges. Adjusted EBITDA is used as a supplemental financial measure by our management to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and general partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to those of our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Net loss	$(13,630)	$(12,456)
Provision (benefit) for income taxes	212	4,373
Depreciation and amortization	19,908	18,532
Impairments and other charges	5,371	—
Interest expense, net	13,169	13,299
Equity compensation	324	365
Series A Preferred redemption premium	—	448
Series A Preferred fair value adjustments	—	1,304
Severance	272	—
Non-cash cost of compressors sold	1,809	940
Other	327	—
Adjusted EBITDA	$27,762	$26,805

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Cash flow from operating activities	$13,357	$31,632
Changes in current assets and current liabilities	(562)	(20,604)
Deferred income taxes	(8)	(1,466)
Other non-cash charges	(814)	(684)
Interest expense, net	13,169	13,299
Series A Preferred accrued paid in kind distributions	—	(685)
Provision for income taxes	212	4,373
Severance	272	—
Non-cash cost of compressors sold	1,809	940
Other	327	—
Adjusted EBITDA	$27,762	$26,805

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

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Cash from operations	$13,357	$31,632
Capital expenditures, net of sales proceeds	(6,483)	(23,152)
Free cash flow	$6,874	$8,480

Adjusted EBITDA and Free Cash Flow are financial measures that are not in accordance with U.S. GAAP and should not be considered an alternative to net income, operating income, cash from operating activities, or any other measure of financial performance presented in accordance with U.S. GAAP. These measures may not be comparable to similarly titled financial metrics of other entities, as other entities may not calculate Adjusted EBITDA or Free Cash Flow in the same manner as we do. Management compensates for the limitations of Adjusted EBITDA and Free Cash Flow as analytical tools by reviewing the comparable U.S. GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes. Adjusted EBITDA and Free Cash Flow should not be viewed as indicative of the actual amount of cash we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our partnership agreement.

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

	March 31,
	2020	2019
Horsepower
Total horsepower in fleet	1,195,186	1,167,164
Total horsepower in service	1,033,256	1,017,452
Total horsepower utilization rate	86.5%	87.2%

The following table sets forth our horsepower utilization rates by each horsepower class of our compression fleet as of the dates shown.

	March 31,
	2020	2019
Horsepower utilization rate by class
Low-horsepower (0-100)	66.4%	65.7%
Medium-horsepower (101-1,000)	83.6%	85.4%
High-horsepower (1,001 and over)	93.5%	95.6%

Through new equipment fabrication, we added 22,160 of horsepower to our fleet during the three months ended March 31, 2020.
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
New Equipment Sales Backlog. Our new equipment sales business includes the engineering, design, fabrication, assembly, project management, and sale of both standard and custom-designed compressor packages fabricated at authorized packaging facilities in Texas. We recently announced our plan to shutdown our Midland manufacturing facility as a result of a decline in orders for new equipment from third parties, in addition to our expectation that no incremental equipment will be fabricated for our fleet in the second half of 2020. We have entered into an agreement for the sale of the Midland facility, which is subject to numerous conditions. Going forward, we plan to continue to design and engineer compressor packages for our own service fleet while outsourcing the fabrication of our service fleet to third parties with whom we have existing business relationships. New equipment sales backlog was $30.3 million as of March 31, 2020 compared to $35.5 million as of December 31, 2019. Changes in our new equipment sales backlog are a function of additional customer orders less completed orders that result in equipment sales revenues for the period. During the three months ended March 31,

2020, we received cumulative orders of $2.0 million for new equipment. All our March 31, 2020 new equipment sales backlog is expected to be recognized during the second quarter of 2020. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and target delivery dates have been established based on customer requirements. Following sale of the new equipment orders in our current backlog, we do not plan to design, engineer and sell compressor packages to third parties and the new equipment sales business will not constitute a material part of our business.
Critical Accounting Policies and Estimates

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2019 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.
Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019.

	Three Months Ended March 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In Thousands)
Revenues:
Compression and related services	$65,765	$63,060	$2,705	72.8%	61.0%	4.3%
Aftermarket services	17,970	13,614	4,356	19.9%	13.2%	32.0%
Equipment sales	6,544	26,762	(20,218)	7.2%	25.9%	(75.5)%
Total revenues	90,280	103,436	(13,157)	100.0%	100.0%	(12.7)%
Cost of revenues:
Cost of compression and related services	31,608	32,621	(1,013)	35.0%	31.5%	(3.1)%
Cost of aftermarket services	16,245	11,260	4,985	18.0%	10.9%	44.3%
Cost of equipment sales	6,700	24,219	(17,519)	7.4%	23.4%	(72.3)%
Total cost of revenues	54,553	68,100	(13,547)	60.4%	65.8%	(19.9)%
Depreciation and amortization	19,908	18,532	1,376	22.1%	17.9%	7.4%
Impairments and other charges	5,371	—	5,371	5.9%	—%	100.0%
Selling, general, and administrative expense	10,256	10,665	(409)	11.4%	10.3%	(3.8)%
Interest expense, net	13,169	13,299	(130)	14.6%	12.9%	(1.0)%
Series A Preferred fair value adjustment (income) expense	—	1,304	(1,304)	—%	1.3%	(100.0)%
Other (income) expense, net	440	(381)	821	0.5%	(0.4)%	(215.5)%
Loss before income taxes	(13,418)	(8,083)	(5,335)	(14.9)%	(7.8)%	66.0%
Provision for income taxes	212	4,373	(4,161)	0.2%	4.2%	(95.2)%
Net loss	$(13,630)	$(12,456)	$(1,174)	(15.1)%	(12.0)%	9.4%

Revenues

Compression and related services revenues increased by $2.7 million, or 4.3%, in the current year period compared to the prior year period due to increases in our high-horsepower fleet during 2019 and resulting increased horsepower in service during the current year period compared to the prior year period and pricing secured in 2019 that was realized during the first quarter of 2020.

Aftermarket services revenues increased $4.4 million, or 32.0%, during the current year period compared to the prior year period resulting from increased customer demand for aftermarket services and parts for maintenance and overhauls of customer-owned compressor equipment.

Equipment sales revenues decreased $20.2 million, or 75.5%, during the current year period compared to the prior year period, primarily due to a decrease in deliveries of new compressors compared to the prior year. Overall, new unit sale booking levels declined in first quarter of 2020 as customers slowed down spending on infrastructure projects. The level of revenues from equipment sales is typically volatile and difficult to forecast, as these revenues are tied to specific customer projects that vary in scope, design, complexity, and customer needs.

Cost of revenues

Cost of compression and related services decreased, compared to the prior year period, even with the increase in corresponding revenues resulting from added horsepower and overall increased utilization of our compression fleet. Cost of compression and related services as a percentage of compression and related services revenues decreased from 51.7% during the prior year period to 48.1% during the current year period due to improved customer contract pricing, higher margins on new compressor equipment, labor efficiencies, and reduced maintenance costs.

Cost of aftermarket services increased compared to the prior year period consistent with the increased activity and lower margins due to a highly competitive landscape.

Cost of equipment sales decreased in accordance with the decrease in associated revenues. Cost of equipment sales as a percentage of equipment sales revenues increased primarily due to pricing on equipment sales orders placed in 2019.

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

Impairments and other charges

During the three month period ended March 31, 2020, we recorded an impairment of $5.4 million associated with our Midland manufacturing facility and related assets.

Selling, general, and administrative expense

Selling, general, and administrative expenses decreased during the current year period compared to the prior year period largely due to decreased employee expenses of $0.6 million and decreased other general expenses of $0.3 million. These decreases were offset by increased professional services of $0.4 million and increased bad debt expense of $0.2 million. Despite decreased expenses, as a percentage of revenues, selling, general, and administrative expense increased due to lower revenues compared to the prior year period.

Series A Preferred fair value adjustment

The Series A Preferred Units fair value adjustment was $1.3 million charged to earnings during the prior year period. All the remaining outstanding Preferred Units were redeemed for cash on August 8, 2019.

Other (income) expense, net

Other (income) expense, net, was $0.4 million of expense during the current year period, compared to $0.4 million of income during the prior year period. The change from income to expense is primarily due to $1.2 million of increased foreign currency losses offset by decreased expense of $0.4 million associated with the redemption premium incurred during the prior year period in connection with the redemption of Preferred Units for cash.

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

Our effective tax rate for the three month period ended March 31, 2020, was negative 1.6% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service payments, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, and long-term and short-term borrowings, which we believe will be sufficient to meet our working capital and reduced growth capital requirements during 2020. We are monitoring the spending plans of our customers due to the macroeconomic uncertainties resulting from the recent substantial declines in prices of oil and natural gas and the ongoing COVID-19 pandemic. These uncertainties have negatively impacted our customers' demands for our products and services, which has negatively impacted our businesses. If oil and gas prices remain at current levels or decrease further, our businesses could be further negatively impacted. In addition, current conditions in the market for debt and equity securities in the energy sector have increased the difficulty of obtaining equity and debt financing and we expect this to continue in the near future. Despite these challenges, we remain committed to a long-term growth strategy. Our near-term focus is to maintain our compression fleet, while continuing to preserve and enhance liquidity through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transactions are in the best interests of our business, such as the agreement we have entered into with a third party purchaser for the sale of the Midland facility, which is subject to numerous conditions. We are subject to business and operational risks that could materially adversely affect our cash flows and together with risks associated with current debt and equity market conditions, our ability or desire to issue such securities. Please read Part I, Item 1A "Risk Factors" included in our 2019 Annual Report.

We have adjusted our expected capital expenditures in 2020 to range from $28.0 million to $35.0 million. These capital expenditures include approximately $20.0 million to $22.0 million of maintenance capital expenditures and approximately $5.0 million to $8.0 million of capital expenditures primarily associated with the expansion of our compression services fleet, and $3.0 million to $5.0 million of capital expenditures related to investments in technology, primarily software and systems. The foregoing estimates are based on assumptions regarding the ongoing impact of the decline of oil and gas prices and the COVID-19 pandemic. While we will continue to monitor developments in the oil and gas industry, as well as the impact of the COVID-19 pandemic, we expect that the combination of cash on hand and operating cash flows generated during the year will be sufficient to fund capital expenditures without having to incur additional long-term debt and without having to access the equity or debt markets.

On April 20, 2020, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2020 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution will be paid on May 15, 2020 to each of the holders of common units of record as of the close of business on May 1, 2020.

Cash Flows

A summary of our sources (uses) of cash during the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	(In Thousands)
	2020	2019
Operating activities	$13,357	$31,632
Investing activities	(6,483)	(23,152)
Financing activities	(1,863)	(7,475)

Operating Activities

Net cash provided by operating activities decreased by $18.3 million compared to the prior year period. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. The decrease in cash provided by operating activities was primarily due to working capital movements, particularly related to collections of accounts receivable, and timing of payments of accounts payable.

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

Investing Activities

Capital expenditures during the three months ended March 31, 2020, decreased by $16.7 million compared to the same period in 2019 primarily due to the reduction in capital expenditures to grow the capacity of our compression fleet compared to the prior year. Maintenance capital expenditures increased during the three months ended March 31, 2020 compared to the prior year period. Total capital expenditures, net of disposals and proceeds, during the current year period of $6.5 million include $6.5 million of maintenance capital expenditures and are net of $1.8 million of non-cash cost of fleet compression units sold and proceeds of $0.2 million from the sale of property, plant and equipment.

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

Financing Activities

Distributions

Beginning with the distribution to common unitholders during February 2019, we reduced our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). During the three months ended March 31, 2020, we distributed $0.5 million of cash distributions to our common unitholders and General Partner.

Series A Convertible Preferred Units.

In January 2019 we began redeeming Preferred Units for cash, resulting in 2,660,569 Preferred Units being redeemed during the three months ended March 31, 2019 for $9.4 million, which includes approximately $0.4 million of redemption premium that was paid. The last redemption of the remaining Preferred Units, along with a final cash payment made in lieu of paid in kind units occurred on August 8, 2019.

     Bank Credit Facilities. The Credit Agreement, as amended, includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of the accounts receivable and certain inventory of the Partnership and certain subsidiaries (collectively, the “Borrowers”). Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the Credit Agreement. As of March 31, 2020, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $20.4 million.

The Borrowers may borrow funds under the Credit Agreement to pay fees and expenses related to the Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the Credit Agreement is June 29, 2023. As of March 31, 2020, we had a $3.0 million outstanding balance and had $3.0 million in letters of credit against our Credit Agreement. As of May 5, 2020, we have $6.7 million outstanding under our Credit Agreement and $2.7 million in letters of credit, leaving availability under the CCLP Credit Agreement of $16.1 million. The amounts the Partnership may borrow under the Credit Agreement are based on the amounts of CCLP’s accounts receivables and the value of certain inventory. Decreases in the amount of CCLP’s accounts receivable and the value of its inventory would result in reduced borrowing availability under the Credit Agreement. The Borrowers are in discussions with the lenders under the Credit Agreement regarding a potential amendment that would permit the Borrowers to incur second-priority liens on collateral pledged under our 7.50% Senior Secured Notes. This amendment will be entered into if the exchange offer discussed below is completed. We anticipate the terms of the amendment to the Credit Agreement may include, among other items, the inclusion of a $5.0 million reserve which would result in reduced borrowing availability. We can provide no assurance the amendment will be entered into or what its final terms might be.

7.50% Senior Secured Notes. As of May 5, 2020, $350.0 million in aggregate principal amount of our 7.50% Senior Secured Notes are outstanding. The 7.50% Senior Secured Notes accrue interest at a rate of 7.50% per annum and are scheduled to mature on April 1, 2025.

7.25% Senior Notes. As of May 5, 2020, $295.9 million in aggregate principal amount of our 7.25% Senior Notes are outstanding. The 7.25% Senior Notes accrue interest at a rate of 7.25% per annum and are scheduled to mature on August 15, 2022.

We may from time to time seek to retire or purchase certain amounts of our outstanding 7.25% Senior Notes and 7.50% Senior Secured Notes through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

On April 17, 2020, we announced the commencement of an offer (the "Exchange Offer") to certain eligible noteholders ("Eligible Holders") to exchange any and all of their outstanding 7.25% Senior Notes due 2022 (the “Unsecured Notes”) for newly issued 7.50% Senior Secured First Lien Notes due 2025 and 7.25% Senior Secured Second Lien Notes due 2027. In conjunction with the offer, consents are being solicited from Eligible Holders to eliminate substantially all restrictive covenants and certain of the default provisions in the indenture governing the Unsecured Notes. On May 1, 2020, we extended the early tender time for the Exchange Offer from 5:00 p.m., New York City time, on April 30, 2020 to 11:59 p.m., New York City time, on May 14, 2020 (which is the expiration time of the Exchange Offer), unless extended or earlier terminated by us. Eligible Holders that validly tender and do not validly withdraw their Unsecured Notes in the Exchange Offer prior to the “Expiration Time”) will receive $700 in principal amount of new 7.50% Senior Secured First Lien Notes or, as applicable and subject to proration, $750 principal amount of 7.25% Senior Secured Second Lien Notes for each $1,000 principal amount of Unsecured Notes tendered. We can terminate, withdraw, amend or extend the Exchange Offer at any time, subject to applicable law. In connection with the Exchange Offer, we are negotiating an amendment to the Credit Agreement, which would permit us to incur certain liens required to complete the Exchange Offer. There can be no assurance that the Exchange Offer or amendment to the Credit Agreement will be completed.

Other Financing

In February 2019, we entered into an arrangement with TETRA under which a subsidiary of TETRA entered into an agreement with one of our subsidiaries for the purchase up to $15.0 million of compression services equipment and to subsequently lease the equipment back to us in exchange for monthly rental fees. As of March 31, 2020, pursuant to this arrangement, $14.8 million has been funded by TETRA for the construction of new compressor services equipment and all compression units were completed and deployed under this agreement.

Off Balance Sheet Arrangements

As of March 31, 2020, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

The table below summarizes our contractual cash obligations as of March 31, 2020:

	Payments Due
	Total	2020	2021	2022	2023	2024	Thereafter
	(In Thousands)
Long-term debt	$649,430	$—	$—	$295,930	$3,500	$—	$350,000
Interest on debt	$185,387	$35,779	$47,705	$40,593	$26,310	$26,250	$8,750
Operating leases	$33,336	7,160	7,622	5,499	3,295	3,257	6,503
Affiliate financing obligation	$13,618	2,261	3,015	3,015	3,015	2,312	—
Total contractual cash obligations	$881,771	$45,200	$58,342	$345,037	$36,120	$31,819	$365,253
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

•	economic and operating conditions that are outside of our control, including the trading price of our common units;

•
the current significant surplus in the supply of oil and the ability of the OPEC + to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently, which is negatively impacting our business;

•	the availability of adequate sources of capital to us;

•	our existing debt levels and our flexibility to obtain additional financing;

•	our ability to continue to make cash distributions, or increase cash distributions from current levels, after the establishment of reserves, payment of debt service and other contractual obligations;

•	the restrictions on our business that are imposed under our long-term debt agreements;

•	our dependence upon a limited number of customers and the activity levels of our customers;

•	the levels of competition we encounter;

•	our ability to replace our contracts with customers, which are generally short-term contracts;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to acquisitions and our growth strategy;

•	our operational performance;

•	risks related to our foreign operations;

•	the credit and risk profile of TETRA;

•	the ability of our general partner to retain key personnel;

•	information technology risks including the risk from cyberattack;

•	the severity and duration of the COVID-19 pandemic and related economic repercussions and the resulting negative impact on the demand for oil and gas;

•
operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts, and supply chain disruptions;

•	other global or national health concerns;

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our 2019 Annual Report, and as included in our other filings with the U.S. Securities and Exchange Commission ("SEC"), which are available free of charge on the SEC website at www.sec.gov.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.
Item 4. Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our general partner, to allow timely decisions regarding such required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. It is necessary for management to use judgment in evaluating controls and procedures.
Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the quarter ended March 31, 2020. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were ineffective as of March 31, 2020, the end of the period covered by this Quarterly Report, due to a material weakness in our internal control over financial reporting related to the revenue recognition for certain new unit sales where revenue recognition criteria had not been met.

We determined that the material weakness was the result of operating deficiencies and not the design of the controls supporting revenue recognition. In response to the material weakness, we are developing a remediation plan that will include more supervision and review of the performance of bill-and-hold controls to ensure adequate documentation is obtained and conclusions are reached prior to recognition of these revenues. We expect that the remediation of this material weakness will be completed during the second quarter of 2020; however, we will not be able to confirm the effectiveness of our enhanced internal controls until we have conducted sufficient testing. Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures, and controls, and will make any further changes management determines appropriate. After identifying the material weakness, we examined all transactions potentially impacted, and adjusted the consolidated financial statements and disclosures accordingly. The impact to the financial results for the quarter ended March 31, 2020, was a reduction to new unit sales revenues of approximately $6.0 million and a reduction to gross profit of approximately $0.5 million.

Additional review, evaluation, and oversight has been undertaken to ensure our consolidated financial statements and disclosures included in this Quarterly Report were prepared in accordance with generally accepted accounting principles and as a result, our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, have concluded that the consolidated financial statements and disclosures in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Except as noted above, there has been no change in the internal control over financial reporting as of March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

 The statements in this section describe the known material risks to our business and should be considered carefully. We have described in the 2019 Annual Report significant risk factors and periodically update those risks for material developments. The risk factor below updates our risk factors previously discussed in our 2019 Annual Report.

The COVID-19 pandemic and oversupply of oil from OPEC+ materially reduced demand for our products and services, and has had, and may continue to have, a significant adverse impact on our financial condition and results of operations.

The COVID-19 pandemic, subsequent mitigation efforts, and disagreements between OPEC+ regarding limits on production of oil have added significant volatility and uncertainty in the oil and gas industry. At the outset of the pandemic, OPEC and the other oil producing nations were unable to reach an agreement on production levels for crude oil, which led both Russia and Saudi Arabia to substantially increase production. This, combined with an unprecedently decline in oil demand due to the COVID-19 pandemic, resulted in global oil markets being oversupplied. On April 12th, OPEC and the other oil producing nations reached an agreement to limit production through the end of June, although there still appears to be a large demand / supply imbalance. Despite the agreement to cut production, downward pressure on oil and natural gas prices have remained and could continue for the foreseeable future. The collapse in the demand for oil caused by this unprecedented global health and economic crisis has had, and is reasonably likely to continue to have, a negative impact on the demand for our products and services. The decline in our customers’ demand for our products and services has had, and is likely to continue to have, a negative impact on our financial condition and results of operations.

While the full impact of the COVID-19 pandemic is not yet known, we are closely monitoring the effects of the pandemic on our customers, on our suppliers, on our operations, and on our employees. These effects have included, and may continue to include, declining revenue; disruptions to our operations, including customers canceling orders and returning our equipment early; customer shutdowns of oil and gas production activities; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.

The extent to which our financial and operating results are negatively impacted by the COVID-19 pandemic and oversupplied oil markets will depend on various factors beyond our control, such as the duration and severity of the pandemic; additional measures taken by governments and our customers and suppliers in response to the pandemic; and the speed and effectiveness of mitigation efforts taken to combat the virus. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we cannot meet the Nasdaq’s continued listing requirements, the Nasdaq may delist our common units.

On April 24, 2020, the Partnership was notified by the Nasdaq that the closing price of the CCLP’s common units (the “Common Units”), over the prior 30 consecutive trading day period was below $1.00 per unit, which is the minimum closing price per unit required to maintain listing on the Nasdaq under Rule 5450 (“Rule 5450”).

On April 16, 2020, the Nasdaq announced a rule change providing relief to listed companies that, due to market conditions resulting from the impact of COVID-19, have fallen out of compliance with certain of the Nasdaq’s continued listing standards. As a result of the relief announced by Nasdaq, the compliance period has been tolled with the effect that the days between April 17, 2020 and June 30, 2020 will not be counted toward the normal six-month compliance period. Starting on July 1, 2020, the Partnership will have a period of six months to regain compliance with Rule 5450, during which time our common units continue to be listed and traded on the Nasdaq, subject to our compliance with other continued listing standards. If we fail to regain compliance with Rule 5450 by the end of the cure period, the common units will be subject to the Nasdaq’s suspension and delisting procedures. If necessary, to regain compliance with Nasdaq listing standards, we may, subject to approval of the board of directors of our general partner, implement a reverse split of our common units. A delisting of our common units from the Nasdaq could negatively impact us by, among other things, reducing the liquidity and market price of our common units, reducing the number of investors willing to hold or acquire our common units, limiting our ability to issue securities or obtain financing in the future, and limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby restricting our ability to access the public capital markets.

On April 21, 2020, the Nasdaq adopted a new rule the Partnership is at risk of violating. If the closing price for the Partnership’s common units is at or below $0.10 per unit for ten consecutive trading days, the Partnership will receive a delisting determination from the Nasdaq, which would terminate the opportunity to cure under Rule 5450. The Partnership could, however, request review of that determination by the Nasdaq hearings panel, which could grant the Partnership additional time to complete a reverse split of our common units or otherwise regain compliance. However, there is no assurance such relief would be granted. On May 5, 2020, the trading price of our common units closed at $0.45 per unit.

We disclosed a material weakness in our internal control over financial reporting as of March 31, 2020 and if we have other material weaknesses or significant deficiencies in our internal control over financial reporting our business may be adversely affected.

As disclosed in Item 4 of this Quarterly Report, as of March 31, 2020, management identified certain deficiencies in our internal control over financial reporting relating to accounting for the recognition of equipment sales revenues which were determined to constitute a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2020. A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate information. Our general partner's management is undertaking steps to fully evaluate and remediate the material weakness and to enhance our internal control over financial reporting. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, we may not be able to timely or accurately report our results of operations or maintain effective disclosure controls and procedures. If we are unable to report financial information timely or accurately, or to maintain effective disclosure controls and procedures, we could be required to restate our financial statements and be subject to, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our common units and our business prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2020	—	$—	N/A	N/A
February 1 – February 29, 2020	—	—	N/A	N/A
March 1 – March 31, 2020	—	—	N/A	N/A
Total	—		N/A	N/A
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1*	Separation and Release Agreement, dated January 10, 2020 between CSI Compressco GP Inc. and Levent Caglar.
10.2*	Form of Performance Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2020 and 2019; (iii) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (iv) Consolidated Statement of Partners’ Capital for the three month period ended March 31, 2020; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	May 7, 2020	By:	/s/Brady M. Murphy
Brady M. Murphy
President
Principal Executive Officer

Date:	May 7, 2020	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer
Principal Financial Officer

Date:	May 7, 2020	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer