Form 10-Q
period 2020-06-30
CSI Compressco LP
filed 2020-08-03
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 3, 2020, there were 47,344,351 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Compression and related services	$56,336	$64,876	$122,101	$127,578
Aftermarket services	15,737	18,156	33,707	31,770
Equipment sales	24,340	52,824	30,884	79,944
Total revenues	96,413	135,856	186,692	239,292
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	25,395	30,520	57,003	63,141
Cost of aftermarket services	13,433	15,418	29,678	26,678
Cost of equipment sales	24,415	47,412	31,115	71,631
Total cost of revenues	63,243	93,350	117,796	161,450
Depreciation and amortization	20,117	19,054	40,025	37,586
Impairments and other charges	8,977	2,311	14,348	2,311
Insurance recoveries	(517)	—	(517)	—
Selling, general, and administrative expense	10,172	10,974	20,428	21,639
Interest expense, net	13,580	13,045	26,749	26,344
Series A Preferred fair value adjustment (income) expense	—	166	—	1,470
Other (income) expense, net	4,403	607	4,843	226
Loss before income tax provision	(23,562)	(3,651)	(36,980)	(11,734)
Provision (benefit) for income taxes	1,016	(704)	1,228	3,669
Net loss	$(24,578)	$(2,947)	$(38,208)	$(15,403)
General partner interest in net loss	$(345)	$(42)	$(537)	$(219)
Common units interest in net loss	$(24,233)	$(2,905)	$(37,671)	$(15,184)

Net loss per common unit:
Basic	$(0.51)	$(0.06)	$(0.79)	$(0.32)
Diluted	$(0.51)	$(0.06)	$(0.79)	$(0.32)
Weighted average common units outstanding:
Basic	47,333,256	47,040,714	47,254,516	46,936,240
Diluted	47,333,256	47,040,714	47,254,516	46,936,240

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(24,578)	$(2,947)	$(38,208)	$(15,403)
Foreign currency translation adjustment, net of tax of $0 in 2020 and 2019	177	128	(176)	400
Comprehensive loss	$(24,401)	$(2,819)	$(38,384)	$(15,003)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,757	$2,370
Trade accounts receivable, net of allowances for doubtful accounts of $3,441 as of June 30, 2020 and $3,350 as of December 31, 2019	49,627	64,724
Inventories	40,192	56,037
Prepaid expenses and other current assets	6,336	4,162
Total current assets	102,912	127,293
Property, plant, and equipment:
Land and building	32,058	35,125
Compressors and equipment	992,573	976,469
Vehicles	8,127	9,205
Construction in progress	8,477	26,985
Total property, plant, and equipment	1,041,235	1,047,784
Less accumulated depreciation	(434,600)	(405,417)
Net property, plant, and equipment	606,635	642,367
Other assets:
Deferred tax asset	24	24
Intangible assets, net of accumulated amortization of $29,231 as of June 30, 2020 and $27,751 as of December 31, 2019	26,537	28,017
Operating lease right-of-use assets	29,936	21,006
Other assets	3,694	3,539
Total other assets	60,191	52,586
Total assets	$769,738	$822,246
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$25,432	$47,837
Unearned income	11,164	9,505
Accrued liabilities and other	37,590	42,581
Amounts payable to affiliates	13,074	7,704
Total current liabilities	87,260	107,627
Other liabilities:
Long-term debt, net	637,579	638,238
Deferred tax liabilities	1,390	1,211
Long-term affiliate payable	12,019	12,324
Operating lease liabilities	21,140	13,822
Other long-term liabilities	20	33
Total other liabilities	672,148	665,628
Commitments and contingencies
Partners' capital:
General partner interest	(371)	180
Common units (47,344,351 units issued and outstanding at June 30, 2020 and 47,078,529 units issued and outstanding at December 31, 2019)	25,450	63,384
Accumulated other comprehensive income (loss)	(14,749)	(14,573)
Total partners' capital	10,330	48,991
Total liabilities and partners' capital	$769,738	$822,246

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2019	$180	47,079	$63,384	$(14,573)	$48,991
Net Loss	(192)	—	(13,438)	—	$(13,630)
Distributions ($0.01 per unit)	(7)	—	(471)	—	$(478)
Equity compensation	—	—	229	—	$229
Vesting of Phantom Units	—	213	—	—	$—
Translation adjustment, net of taxes of $0	—	—	—	(353)	$(353)
Balance at March 31, 2020	$(19)	47,292	$49,704	$(14,926)	$34,759
Net Loss	$(345)	—	$(24,233)	$—	$(24,578)
Distributions ($0.01 per unit)	(7)	—	(473)	—	(480)
Equity compensation	—	—	452	—	452
Vesting of Phantom Units	—	52	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	177	177
Balance at June 30, 2020	$(371)	47,344	$25,450	$(14,749)	$10,330

	Partners' Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2018	$505	45,769	$81,984	$(15,086)	$67,403
Net loss	(177)	—	(12,279)	$—	$(12,456)
Distributions ($0.01 per unit)	(6)	—	(470)	—	(476)
Equity compensation, net	—	—	312	—	312
Vesting of Phantom Units	—	117	—	—	—
Conversions of Series A Preferred	—	1,113	3,048	—	3,048
Translation adjustment, net of taxes of $0	—	—	—	272	272
Other	—	—	(69)	—	(69)
Balance at March 31, 2019	$322	46,999	$72,526	$(14,814)	$58,034
Net loss	(42)	—	(2,905)	—	(2,947)
Distributions ($0.01 per unit)	(7)	—	(469)	—	(476)
Equity compensation, net	—	—	568	—	568
Vesting of Phantom Units	—	66	—	—	—
Conversions of Series A Preferred	—	—	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	128	128
Other	—	—	(12)	—	(12)
Balance at June 30, 2019	$273	47,065	$69,708	$(14,686)	$55,295

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(38,208)	$(15,403)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization	40,025	37,586
Impairments and other charges	14,348	2,311
Provision for deferred income taxes	409	946
Insurance recoveries associated with damaged equipment	(517)	—
Series A Preferred Unit distributions and adjustments	—	3,600
Equity compensation expense	812	955
Provision for doubtful accounts	593	272
Amortization of deferred financing costs	1,356	1,180
Equipment received in lieu of cash	725	—
Debt exchange expenses	4,755	—
Other non-cash charges and credits	(157)	374
(Gain) loss on sale of property, plant, and equipment	(443)	(262)
Changes in operating assets and liabilities:
Accounts receivable	13,903	(5,254)
Inventories	7,817	(5,378)
Prepaid expenses and other current assets	(2,267)	491
Accounts payable and accrued expenses	(24,566)	19,942
Other	(405)	(1,018)
Net cash provided by operating activities	18,180	40,342
Investing activities:
Purchases of property, plant, and equipment, net	(11,249)	(40,064)
Proceeds from sale of property, plant, and equipment	3,641	478
Insurance recoveries associated with damaged equipment	517	—
Net cash used in investing activities	(7,091)	(39,586)
Financing activities:
Proceeds from long-term debt	271,831	—
Payments of long-term debt	(273,853)	(67)
Cash redemptions of Preferred Units	—	(22,452)
Distributions	(958)	(952)
Other financing activities	(2,207)	—
Payments to affiliate	(1,507)	—
Advances from affiliate	—	11,142
Net cash used in financing activities	(6,694)	(12,329)
Effect of exchange rate changes on cash	(8)	11
Increase (decrease) in cash and cash equivalents	4,387	(11,562)
Cash and cash equivalents at beginning of period	2,370	15,858
Cash and cash equivalents at end of period	$6,757	$4,296
Supplemental cash flow information:
Interest paid	$29,083	$23,852
Income taxes paid	$644	$1,958

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2020, and for the three and six month periods ended June 30, 2020 and 2019, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2020.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the second quarter of 2020.

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

We have a $1.5 million outstanding balance under our variable rate revolving credit facility as of June 30, 2020 and face market risk exposure related to changes in applicable interest rates.

Foreign Currencies

Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with our international operations. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.3) million and $1.4 million during the three and six month periods ended June 30, 2020, respectively, and $(0.04) million and $(1.0) million during the three and six month periods ended June 30, 2019, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in progress and are stated at the lower of cost or net realizable value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method.

Assets Held for Sale

As of June 30, 2020, we had $2.6 million in net book value of compressor equipment classified as held for sale within net property, plant, and equipment on our consolidated balance sheets. For further details of the impairment recorded to adjust the net book value to fair value upon this classification, see Note 3 - Impairments and Other Charges below.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and six month periods ended June 30, 2020 and June 30, 2019, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive. Diluted earnings per common unit are computed using the "if converted" method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units, had been converted as of the beginning of the period presented. The calculation of diluted earnings per common unit for the three and six month period ended June 30, 2019 excludes the impact of the Preferred Units, as the inclusion of the impact from the conversion of the Preferred Units into common units would have been anti-dilutive. All remaining outstanding Preferred Units were redeemed for cash on August 8, 2019.

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

On April 20, 2020, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2020 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution was paid on May 15, 2020, to each of the holders of common units of record as of the close of business on May 1, 2020.

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
NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As of June 30, 2020, we had $50.0 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not include revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of June 30, 2020 for completion of performance obligations of compression service contracts are as follows:

	2020	2021	2022	2023	Thereafter	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$35,385	$12,735	$1,807	$62	$46	$50,035

Our contract asset balances included in trade accounts receivable in our consolidated balance sheets, primarily associated with customer documentation requirements prior to invoicing, were $8.2 million and $9.6 million as of June 30, 2020 and December 31, 2019, respectively.

Collections associated with progressive billings to customers for the construction of compression equipment is included in unearned income in the consolidated balance sheets. The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Unearned income, beginning of period	$9,505	$24,898
Additional unearned income	31,619	83,640
Revenue recognized	(29,960)	(77,708)
Unearned income, end of period	$11,164	$30,830

During the six months ended June 30, 2020, we recognized in equipment sales revenue $5.7 million from unearned income that was deferred as of December 31, 2019. During the six months ended June 30, 2019, we recognized in equipment sales revenue of $18.7 million from unearned income that was deferred as of December 31, 2018.

As of June 30, 2020 and June 30, 2019, contract costs were immaterial.

Disaggregated revenue from contracts with customers by geography is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Compression and related services
U.S.	$49,084	$55,620	$106,359	$109,637
International	7,252	9,256	15,742	17,941
	56,336	64,876	122,101	127,578
Aftermarket services
U.S.	15,427	17,745	32,712	31,076
International	310	411	995	694
	15,737	18,156	33,707	31,770
Equipment sales
U.S.	24,073	52,757	30,111	78,924
International	267	67	773	1,020
	24,340	52,824	30,884	79,944
Total Revenue
U.S.	88,584	126,122	169,182	219,637
International	7,829	9,734	17,510	19,655
	$96,413	$135,856	$186,692	$239,292

NOTE 3 – IMPAIRMENTS AND OTHER CHARGES

Impairments of Long-Lived Assets

During the first half of 2020, the COVID-19 pandemic and decline in oil and gas prices had a significant impact on our customers and industry, resulting in a decrease in demand in certain of our service lines.

During the first quarter of 2020, we started to see our customers revise their capital budgets downwards and adjust their operations accordingly, which led to a decline in orders for new compression equipment to be fabricated and sold to third parties. We concluded that these events were indicators of impairment for all our asset groups. We performed a recoverability analysis on all our long-lived asset groups and we determined that the carrying values of our Midland manufacturing facility and related new unit sales inventory exceeded their respective fair values. Therefore, we recorded impairments of approximately $5.4 million related to these assets. Fair value was estimated based on a market approach.

During the second quarter of 2020, primarily as a result of continued negative impacts on our compression fleet associated with the COVID-19 pandemic and declines in oil and gas prices, we recorded impairments and other charges of approximately $9.0 million associated with non-core used compressor equipment that we have held for sale, the low-horsepower class of our compression fleet, and field inventory for compression and related services. Fair value used to determine impairments was estimated based on a market approach. Given the dynamic nature of the events, we are not able to reasonably estimate how long our operations will be impacted and the full impact these events will have on our operations. As a result, we could have indicators of impairment again in future periods resulting in additional asset impairments.
NOTE 4 – INVENTORIES

Components of inventories as of June 30, 2020 and December 31, 2019, are as follows:

	June 30, 2020	December 31, 2019
	(In Thousands)
Parts and supplies	$30,270	$42,814
Work in progress	9,922	13,223
Total inventories	$40,192	$56,037

Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consist primarily of new compressor packages located at our manufacturing facility in Midland, Texas.
NOTE 5 – LEASES

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. Our leases generally require us to pay all maintenance and insurance costs. During the fourth quarter of 2019, we entered into a lease agreement commitment for 14 compressor packages. The leases are for an initial term of seven years and commence upon the completion of the fabrication of the compressor packages. During the first quarter, we took delivery of eight compressor packages. During the second quarter, we took delivery of the remaining six compressor packages. We have no other lease agreement commitments that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In November 2019, we entered into a sale and leaseback transaction with a third-party lessor whereby we received $9.8 million of proceeds from the sale of certain of our compression equipment in service and entered into an associated lease of the same equipment having an initial lease term of seven years.

Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Total lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), was $3.5 million and $6.7 million for the three and six month period ended June 30, 2020, respectively, of which, $0.6 million and $1.5 million respectively, related to short-term leases. Variable rent expense was not material.

Operating lease supplemental cash flow information:

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$4,816	$2,285

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,471	$2,663

Supplemental balance sheet information:

	June 30, 2020	December 31, 2019
	(In Thousands)
Operating leases:
Operating right-of-use asset	$29,936	$21,006

Accrued liabilities and other	$8,216	$6,706
Operating lease liabilities	21,140	13,822
Total operating lease liabilities	$29,356	$20,528

Additional operating lease information:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	5.17 Years	4.51 Years

Weighted average discount rate:
Operating leases	9.90%	8.73%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year, consist of the following at June 30, 2020:

Operating Leases
(In Thousands)

Remainder of 2019	$5,192
2020	8,768
2021	6,575
2022	4,322
2023	4,250
Thereafter	8,819
Total lease payments	37,926
Less imputed interest	(8,570)
Total lease liabilities	$29,356

NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2020	December 31, 2019
	Scheduled Maturity	(In Thousands)
Credit Agreement (presented net of the unamortized deferred financing costs of $0.7 million as of June 30, 2020 and $0.9 million as of December 31, 2019)	June 2023	$746	$2,622
7.25% Senior Notes (presented net of the unamortized discount of $0.4 million as of June 30, 2020 and $1.7 million as of December 31, 2019 and unamortized deferred financing costs of $0.6 million as of June 30, 2020 and $2.8 million as of December 31, 2019)	August 2022	79,745	291,444
7.50% First Lien Notes (presented net of the unamortized deferred financing costs of $5.7 million as of June 30, 2020 and $5.8 million as of December 31, 2019, net of the unamortized discount of $0.2 million as of June 30, 2020, and net of deferred restructuring gain of $5.6 million as of June 30, 2020)	April 2025	399,613	344,172
10.00%/10.75% Second Lien Notes (presented net of the unamortized discount of $0.8 million as of June 30, 2020, and net of unamortized deferred financing costs of $1.3 million as of June 30, 2020, and net of deferred restructuring gain of $4 million as of June 30, 2020)	April 2026	157,475	—
		637,579	638,238
Less current portion		—	—
Total long-term debt		$637,579	$638,238

There was a $1.5 million balance outstanding and $2.8 million in letters of credit issued under the Credit Agreement as of June 30, 2020. As of June 30, 2020, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $12.3 million.

Our credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of June 30, 2020.

Refer to Note 7 - "Related Party Transactions," for a discussion of our amounts payable to affiliates and long-term affiliate payable to TETRA.

Second Amendment to Credit Agreement

On June 11, 2020, CSI Compressco, LP and CSI Compressco Sub Inc (the “Borrowers”) entered into the Second Amendment to Loan and Security Agreement (the “Amendment”) amending the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., in its capacity as administrative agent, issuing bank and swing line issuer (“Administrative Agent”), and the other lenders and loan parties party thereto. The Amendment provided for changes and modifications to the Credit Agreement which include, among other things, changes to certain terms of the Credit Agreement as follows: (i) resizing of the maximum credit commitment under the Credit Agreement from $50,000,000 to $35,000,000; (ii) the inclusion of a $5,000,000 reserve with respect to the Borrowing Base (as defined in the Credit Agreement) thereunder, which would result in reduced borrowing availability; (iii) the removal of the financial covenant compliance test with respect to the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement); (iv) an increase in the applicable margin related to (x) LIBOR Rate Loans (as defined in the Credit Agreement) to a range between 3.00% and 3.50% and (y) Base Rate Loans (as defined in the Credit Agreement) to a range between 2.00% and 2.50%, in each case, which shall be determined according to average daily excess availability under the Credit Agreement; and (v) an increase in the rate used to calculate the commitment fee in respect of the unutilized commitments under the Credit

Agreement to 0.50%. In connection to this amendment, $0.2 million of financing costs were incurred, and deferred against the carrying value of the amount outstanding, if any. Additionally, $0.2 million of financing fees were charged to other (income) expense, net during the three month period ended June 30, 2020.

First Supplemental Indenture for the Old Notes

On June 11, 2020, CSI Compressco, LP and CSI Compressco Finance Inc. (the "Issuers") announced that they had accepted for exchange $215,208,000, or approximately 72.7%, of their outstanding 7.25% Senior Notes due 2022 (the "Old Notes") that were validly tendered (and not validly withdrawn) by 11:59 p.m., New York City time, on June 10, 2020, for (i) $50,000,000 of the Issuers' 7.50% Senior Secured First Lien Notes due 2025 (the "7.50% First Lien Notes") and (ii) $155,529,000 aggregate principal amount of new 10.00%/10.75% Senior Secured Second Lien Notes due 2026 (the "10.00%/10.75% Second Lien Notes" and, together with the 7.50% First Lien Notes, the "New Notes"), pursuant to its previously announced exchange offer and consent solicitation (the "Exchange Offer"), which commenced on April 17, 2020. In connection with the exchange offer, we incurred financing fees of $4.8 million which were charged to other (income) expense, net during the three month period ended June 30, 2020.

On June 12, 2020, following receipt of the requisite consents of the holders of the Old Notes, the Issuers entered into the First Supplemental Indenture (the "First Supplemental Indenture"), by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of August 4, 2014 (the "Unsecured Indenture"), by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

The First Supplemental Indenture eliminated substantially all of the restrictive covenants and certain of the default provisions in the Unsecured Indenture and became operative upon the consummation by the Issuers of the Exchange Offer.

On June 12, 2020, the Issuers issued $50,000,000 in aggregate principal amount of New First Lien Notes to certain holders of the Old Notes pursuant to the terms of the Exchange Offer. In March 2018, the Issuers had issued $350,000,000 in aggregate principal amount of 7.50% Senior Secured Notes due 2025 (the "Existing First Lien Notes" and, together with the New First Lien Notes, the "7.50% First Lien Notes") pursuant to the First Lien Base Indenture. The New First Lien Notes were issued as "additional notes" under the First Lien Base
Indenture and will be treated as a single class with such notes but will not trade fungibly with the Existing First
Lien Notes.

Second Lien Notes Indenture

On June 12, 2020, the Issuers issued $155,529,000 in aggregate principal amount of the 10.00%/10.75% Second Lien Notes to certain holders of the Old Notes pursuant to the terms of the Exchange Offer. The Issuers issued the 10.00%/10.75% Second Lien Notes pursuant to an indenture, dated June 12, 2020 (the "Second Lien Notes Indenture"),by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (the "Second Lien Trustee"). In connection with the payment of PIK Interest (as defined below), if any, in respect of the 10.00%/10.75% Second Lien Notes, the Issuers will be entitled, without the consent of the Holders, to increase the outstanding aggregate principal amount of the 10.00%/10.75% Second Lien Notes or issue additional notes ("PIK notes") under the Second Lien Notes Indenture on the same terms and conditions as the 10.00%/10.75% Second Lien Notes offered hereby (each such increase or issuance, a "PIK Payment"). The Issuers may issue additional 10.00%/10.75% Second Lien Notes under the Second Lien Notes Indenture from time to time. Any issuance of additional 10.00%/10.75% Second Lien Notes (including PIK notes) is subject to all of the covenants in the Second Lien Notes Indenture. The 10.00%/10.75% Second Lien Notes and any additional 10.00%/10.75% Second Lien Notes subsequently issued under the indenture, will be treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. Subject to the making of PIK Payments, the Issuers will issue 10.00%/10.75% Second Lien Notes in denominations of $2,000 and integral multiples of $1,000 in excess of $2,000; provided that PIK Payments may result in 10.00%/10.75% Second Lien Notes being issued in denominations of $1.00 and integral multiples of $1.00. The 10.00%/10.75% Second Lien Notes will mature on April 1, 2026. Interest on the 10.00%/10.75% Second Lien Notes will be payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2020. The Issuers will make each interest payment to the holders of record on March 15 and September 15 immediately preceding each interest payment date. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2)

at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the "Cash Interest Rate") or (ii) 3.500% payable by increasing the principal amount of the outstanding 10.00%/10.75% Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the "PIK Interest"). In the absence of an interest payment election made by the Issuers as set forth above, interest on the notes will be payable as if the Issuers had elected to pay PIK Interest with respect to the portion of interest payable pursuant to clause (2) above.

The 10.00%/10.75% Second Lien Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees") on a senior secured basis initially by each of the Partnership's domestic restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded domestic subsidiaries, the "Guarantors") and will be secured by a second-priority security interest in substantially all of the Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the 10.00%/10.75% Second Lien Notes, subject to certain permitted encumbrances and exceptions. At any time prior to April 1, 2023, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 10.00%/10.75% Second Lien Notes issued under the Second Lien Notes Indenture at a redemption price of 110.000% of the principal amount of the 10.00%/10.75% Second Lien Notes, plus accrued and unpaid interest to the redemption date, with an amount of cash equal to the net cash proceeds of certain equity offerings. On or after April 1, 2023, the Issuers may redeem all or part of the 10.00%/10.75% Second Lien Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 107.500% for the twelve month period beginning on April 1, 2023; (ii) 105.000% for the twelve-month period beginning on April 1, 2024 and (iii) 100.000% at any time thereafter, plus accrued and unpaid interest up to, but not including, the redemption date. In addition, at any time prior to April 1, 2023, the Company may redeem all or a part of the 10.00%/10.75% Second Lien Notes at a redemption price equal to 100% of the principal amount of the 10.00%/10.75% Second Lien Notes to be redeemed plus a make-whole premium, plus accrued and unpaid interest up to, but not including, the redemption date.

The Second Lien Notes Indenture contains customary covenants restricting the Partnership's ability and the ability of its restricted subsidiaries to: (i) pay distributions on, purchase or redeem its common units or purchase or redeem its subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge or transfer all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to the Partnership. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting the Partnership, subject to the satisfaction of certain conditions, to transfer assets to certain of its unrestricted subsidiaries. Moreover, if the 10.00%/10.75% Second Lien Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the 10.00%/10.75% Second Lien Notes Indenture, many of the restrictive covenants in the Second Lien Notes Indenture will be terminated. The Second Lien Notes Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Second Lien Notes Indenture, the Second Lien Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 10.00%/10.75% Second Lien Notes may declare all of the 10.00%/10.75% Second Lien Notes to be due and payable immediately.
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

TETRA and General Partner Ownership

As of June 30, 2020, TETRA's ownership interest in us was approximately 34% of the outstanding common units and an approximate 1.4% general partner interest, through which it holds incentive distribution rights.

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to fund the construction of and purchase from us up to $15.0 million of new compression services equipment and to subsequently lease the equipment back to us in exchange for a monthly rental fee. As of June 30, 2020, pursuant to this arrangement, $14.8 million has been funded by TETRA for the construction of new compression services equipment and all such equipment was completed and deployed under this agreement. For accounting purposes, the inclusion of an option that allows us to repurchase the equipment at a fixed price during certain periods of the agreement caused the transaction to be accounted for as a financing transaction, as opposed to a sale-leaseback, resulting in the funded amount being recorded as a financing obligation. Accordingly, the compression services equipment is included in property, plant, and equipment and the corresponding financing obligations are included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet. As of June 30, 2020, the financing obligation was $15.0 million. Imputed interest expense recognized for the three and six month period ended June 30, 2020 was $0.6 million and $1.2 million, respectively.
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

We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of June 30, 2020, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$5,292	22.58	7/2/2020

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

The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of June 30, 2020 and December 31, 2019, are as follows:

Foreign currency derivative contracts	Balance Sheet	Fair Value at
	Location	June 30, 2020	December 31, 2019
		(In Thousands)
Forward sale contracts	Current assets	$95	$—
Forward sale contracts	Current liabilities	—	(53)
Net asset (liability)		$95	$(53)

None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six month periods ended June 30, 2020 we recognized $0.3 million and $(1.1) million, respectively, of net (gains) losses associated with our foreign currency derivatives program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations. During the three and six month periods ended June 30, 2019, we recognized $0.2 million and $0.3 million, respectively, of net (gains) losses associated with our foreign currency derivative program, and such amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

During the six months ended June 30, 2020, we recorded impairments of approximately $9.0 million, reflecting the decreased fair value for certain assets. The fair values used in these impairment calculations were estimated based on a market approach, which is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

Recurring and nonrecurring fair value measurements by valuation hierarchy as of June 30, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements Using
Description	Total as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Midland manufacturing facility and related assets	$19,646	$—	$—	$19,646
Non-core used compressor equipment held for sale	$2,600	$—	$—	$2,600
Asset for foreign currency derivative contracts	$95	$—	$95	$—
	$22,341

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total as of December 31, 2019
	(In Thousands)
Liability for foreign currency derivative contracts	(53)	—	(53)	—
	$(53)
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and variable-rate long-term debt pursuant to our Credit Agreement approximate their carrying amounts. The fair values of our publicly traded long-term 7.25% Senior Notes at June 30, 2020 and December 31, 2019 were approximately $41.6 million and $266.0 million, respectively. Those fair values compare to aggregate principal amounts of such notes at June 30, 2020 and December 31, 2019 of $80.7 million and $295.9 million, respectively. The fair values of our long-term 7.50% Senior Secured Notes at June 30, 2020 and December 31, 2019 were approximately $336.4 million and $344.8 million, respectively. These fair values compare to an aggregate principal amount of such notes at June 30, 2020 and December 31, 2019 of $400.0 million and $350.0 million, respectively. The fair value of the CCLP 10.00%/10.75% Second Lien Notes at June 30, 2020 was approximately $96.8 million. This fair value compares to aggregate principal amount of such notes at June 30, 2020 of $155.5 million. We based the fair values of our 7.25% Senior Notes, our 7.50% Senior Secured Notes, and our 10.00%/10.75% Second Lien Notes as of June 30, 2020 on recent trades for these notes.
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

Our effective tax rate for the six month period ended June 30, 2020, was negative 3.3% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
NOTE 11 – SUBSEQUENT EVENTS

On July 2, 2020, we completed the previously announced sale of our Midland manufacturing facility for a total sale price of $17.0 million. In connection with the sale, we have entered into an agreement with the buyer that permits us to continue to operate the facility until the completion and sale of our remaining backlog, which we anticipate will be completed during the third quarter of 2020. While we will continue to operate the facility until the completion and sale of our remaining backlog, we no longer intend to fabricate new compressor packages for sales to third parties or for our own service fleet.

During the second quarter of 2020, we entered into an agreement to sell 58 low-horsepower units to one of our customers for $2.6 million. We received the proceeds prior to June 30, 2020, however, the assets were not transferred to the customer until after June 30,2020. Therefore, they are classified as held for sale at June 30, 2020 in our financial statements. In addition, in late July, we received a purchase order to sell $6.7 million of idle large horsepower compressor units to one of our significant customers. We expect this sale to be completed and proceeds received by the end of the third quarter. We have and will continue to evaluate the sale of other non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet or any other non-core asset.

On July 20, 2020, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2020 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit, on an annualized basis. This distribution will be paid on August 14, 2020 to each of the holders of common units of record as of the close of business on August 1, 2020.
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
Business Overview

We provide compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. Our compression and related services business includes a fleet of more than 4,900 compressor packages providing approximately 1.2 million in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Our equipment sales business includes the design, and sale of both standard and custom-designed, engineered compressor packages. Our aftermarket business provides compressor package reconfiguration and maintenance services, as well as the sale of compressor package parts and components manufactured by third-party suppliers. Our customers operate throughout many of the onshore producing regions of the United States, as well as in a number of foreign locations, including the countries of Mexico, Canada and Argentina. We design and fabricate a majority of the compressor packages that we use to provide compression services and sell to customers. Going forward, we plan to have such compressor packages fabricated through one or more third party packagers.

Our operations are significantly dependent upon the demand for, and production of, oil and the associated natural gas from unconventional oil and natural gas production in the domestic and international markets in which we operate. During the second quarter of 2020, we continued to see macroeconomic uncertainty in the oil and natural gas industry and steep declines in spending by the oil and gas operators as evidenced by a 64% decline in the U.S. onshore rig count. In addition, the second quarter of 2020 was the first full quarter where we experienced the impact of the COVID-19 pandemic and mitigation efforts to minimize the spread of the virus. The unprecedented drop in U.S. onshore oil and natural gas activity led to some of our customers temporarily shutting in wells, presenting a new challenge for us. Approximately 15% of our US domestic fleet was on standby during the quarter as a result. Customers started bringing production back online late in the second quarter and we expect that activity to continue during the third quarter of 2020.

During the first half of 2020, we saw our customers revise their capital budgets substantially downward and adjust their operations accordingly which we believe will continue for an indefinite period. Given the decline in orders for new compression equipment to be fabricated and sold to third parties, in early April 2020, we announced our plan to shut down our Midland manufacturing facility. On July 2, 2020, we completed the previously announced sale of our Midland manufacturing facility for a total sale price of $17.0 million. While we will continue to operate the facility until the completion and sale of our remaining backlog, we no longer intend to fabricate new compressor packages for sales to third parties or for our service fleet.

The COVID-19 pandemic and decline in oil prices had a significant impact on our customers and industry. During the first quarter of 2020, we concluded that these events were indicators of impairment for all our asset groups. As a result, we performed a recoverability analysis on all our long-lived asset groups and we determined that the carrying values of our Midland manufacturing facility and related new unit sales inventory exceeded their respective fair values. Therefore, we recorded impairments of approximately $5.4 million during the first quarter of 2020 related to these assets. During the second quarter of 2020, primarily as a result of continued negative impacts on our compression fleet associated with the COVID-19 pandemic and declines in oil and gas prices, we recorded impairments and other charges of approximately $9.0 million associated with non-core used compressor equipment that we have held for sale, the low-horsepower class of our compression fleet, and field inventory for compression and related services. Given the dynamic nature of the events, we are not able to reasonably estimate how long our operations will be impacted and the full impact these events will have on our operations. As a result, we could have indicators of impairment again in future periods resulting in additional asset impairments. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet or any other non-core asset.

We have taken aggressive cost reduction initiatives to improve our liquidity. In addition, during the second quarter of 2020, we completed a debt exchange that resulted in a permanent reduction in outstanding long-term debt of $9.6 million and the extension of maturity dates of certain of our remaining long-term debt balances. See further discussion of these changes in the Cash Flows section below.

We plan to manage our flexible cost structure to proactively respond to changing market conditions and take actions necessary to manage through these conditions, some of which could result in impairments or restructuring charges in future periods. Temporary and permanent cost reductions we have implemented include reductions in 2020 capital expenditures, workforce reductions, salary reductions, furloughs, a reduction in the cash retainers for the directors of our general partner, the suspension of 401(k) matching contributions for our employees, targeted reduction in SG&A expenses, rationalization of our real estate facilities, including potential exit of leases and facility closures, and negotiated reductions in expenditures with many of our suppliers. Absent a meaningful recovery in oil and natural gas prices and a material improvement in demand for oil and gas, we expect our operations to continue to be negatively impacted, particularly in the onshore producing regions of the United States. We are not able to predict how long market disruptions resulting from the COVID-19 pandemic and diminished demand for oil will continue, or what impact they will ultimately have on our business. During July 2020, completions activity in the US onshore regions has improved modestly. However, the risk of additional waves of COVID-19, increases in the number of cases, and the possibility of future lockdowns makes any forecast for improvement uncertain. Despite challenging market conditions, we will continue to maintain our commitment to safety and service quality for our customers.
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

Our labor costs consist primarily of wages and benefits for our field and fabrication personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and six month periods ended June 30, 2020, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges, including impairments and other charges, bad debt expense attributable to bankruptcy of customer, equity compensation, non-cash costs of compressors sold, fair value adjustments of our Preferred Units that were issued in late 2016 and redeemed for cash on August 8, 2019, gain on extinguishment of debt, write-off of unamortized financing costs, and excluding Preferred Units redemption premium, severance and other non-recurring or unusual expenses or charges. Adjusted EBITDA is used as a supplemental financial measure by our management to:

•	assess our ability to generate available cash sufficient to make distributions to our common unitholders and general partner;

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	measure operating performance and return on capital as compared to those of our competitors; and

•	determine our ability to incur and service debt and fund capital expenditures.

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Net loss	$(24,578)	$(2,947)	$(38,208)	$(15,403)
Provision (benefit) for income taxes	1,016	(704)	1,228	3,669
Depreciation and amortization	20,117	19,054	40,025	37,586
Impairments and other charges	8,977	2,464	14,348	2,464
Interest expense, net	13,580	13,045	26,749	26,344
Equity compensation	488	590	812	955
Series A Preferred redemption premium	—	621	—	1,069
Series A Preferred fair value adjustments	—	166	—	1,470
Debt exchange expenses	4,755		4,755
Severance	1,084	—	1,356	—
Non-cash cost of compressors sold	631	98	2,440	1,038
Other	977	376	1,304	376
Adjusted EBITDA	$27,047	$32,763	$54,809	$59,568

The following table reconciles cash flow from operating activities to Adjusted EBITDA:

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Net cash provided by operating activities	$18,180	$40,342
Changes in current assets and current liabilities	5,518	(8,783)
Deferred income taxes	(409)	(946)
Other non-cash charges	(2,074)	(1,411)
Interest expense, net	26,749	26,344
Series A Preferred accrued paid in kind distributions	—	(1,061)
Insurance recoveries	517
Provision for income taxes	1,228	3,669
Severance	1,356	—
Non-cash cost of compressors sold	2,440	1,038
Other	1,304	376
Adjusted EBITDA	$54,809	$59,568

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Net cash provided by operating activities	$4,823	$8,710	$18,180	$40,342
Capital expenditures, net of sales proceeds	(1,125)	(16,434)	(7,608)	(39,586)
Free cash flow	$3,698	$(7,724)	$10,572	$756

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

	June 30,
	2020	2019
Horsepower
Total horsepower in fleet	1,178,721	1,155,440
Total horsepower in service	967,505	1,029,045
Total horsepower utilization rate	82.1%	89.1%

The following table sets forth our horsepower utilization rates by each horsepower class of our compression fleet as of the dates shown.

	June 30,
	2020	2019
Horsepower utilization rate by class
Low-horsepower (0-100)	63.6%	73.7%
Medium-horsepower (101-1,000)	79.4%	84.4%
High-horsepower (1,001 and over)	88.2%	97.1%

The total horsepower utilization rate and the utilization rate by each horsepower class have each decreased this quarter compared to the prior period due to significantly lower customer activity levels. While we currently believe the second quarter of 2020 will be the most severely impacted quarter for the full year, we believe our utilization rates for the third quarter will continue to be negatively impacted by the COVID-19 pandemic and related market conditions in the oil and gas industry.
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
New Equipment Sales Backlog. Our new equipment sales business includes the engineering, design, fabrication, assembly, project management, and sale of both standard and custom-designed compressor packages fabricated at authorized packaging facilities in Texas. Earlier this year we disclosed our plan to shut down our Midland manufacturing facility as a result of a decline in orders for new equipment from third parties. On July 2, 2020, we completed the previously announced sale of the manufacturing facility for a total sale price of $17.0 million. In connection with the sale, we entered into an agreement with the buyer that permits us to continue to operate the facility until the completion and sale of our remaining backlog, which we anticipate will be completed during the third quarter of 2020. New equipment sales backlog was $8.3 million as of June 30, 2020 compared to $30.3 million and $35.5 million as of March 31, 2020 and December 31, 2019, respectively. Changes in our new equipment sales backlog are a function of additional customer orders less completed orders that result in equipment sales revenues for the period. During the six months ended June 30, 2020, we received cumulative orders of $3.5 million for new equipment. All our June 30, 2020 new equipment sales backlog is expected to be recognized during the third quarter of 2020. Our new equipment sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and target delivery dates have been established based on customer requirements. While we will continue to operate the facility until the completion and sale of our remaining backlog, we no longer intend to fabricate new compressor packages for sales to third parties.
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
Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

	Three Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In Thousands)
Revenues:
Compression and related services	$56,336	$64,876	$(8,540)	58.4%	47.8%	(13.2)%
Aftermarket services	15,737	18,156	(2,419)	16.3%	13.4%	(13.3)%
Equipment sales	24,340	52,824	(28,484)	25.2%	38.9%	(53.9)%
Total revenues	96,413	135,856	(39,443)	100.0%	100.0%	(29.0)%
Cost of revenues:
Cost of compression and related services	25,395	30,520	(5,125)	26.3%	22.5%	(16.8)%
Cost of aftermarket services	13,433	15,418	(1,985)	13.9%	11.3%	(12.9)%
Cost of equipment sales	24,415	47,412	(22,997)	25.3%	34.9%	(48.5)%
Total cost of revenues	63,243	93,350	(30,107)	65.6%	68.7%	(32.3)%
Depreciation and amortization	20,117	19,054	1,063	20.9%	14.0%	5.6%
Impairments and other charges	8,977	2,311	6,666	9.3%	1.7%	288.4%
Insurance recoveries	(517)	—	(517)	(0.5)%	—%	100.0%
Selling, general, and administrative expense	10,172	10,974	(802)	10.6%	8.1%	(7.3)%
Interest expense, net	13,580	13,045	535	14.1%	9.6%	4.1%
Series A Preferred fair value adjustment (income) expense	—	166	(166)	—%	0.1%	(100.0)%
Other (income) expense, net	4,403	607	3,796	4.6%	0.4%	625.4%
Income (loss) before income taxes	(23,562)	(3,651)	(19,911)	(24.4)%	(2.7)%	545.4%
Provision (benefit) for income taxes	1,016	(704)	1,720	1.1%	(0.5)%	(244.3)%
Net income (loss)	$(24,578)	$(2,947)	$(21,631)	(25.5)%	(2.2)%	734.0%

Revenues

Compression and related services revenues decreased $8.5 million, a 13.2% decrease, in the current year quarter compared to the prior year quarter. The COVID-19 pandemic's impact on demand for oil and natural gas and the resulting decline in oil prices has led to a significant reduction in customer activity resulting in a decrease in demand for compression services. We have experienced returned compressors, compressors placed on standby rates, and have made some pricing concessions, all contributing to a decrease in revenues.

Aftermarket services revenues decreased $2.4 million during the current year quarter compared to the prior year quarter due to decreased demand for parts and services as a result of lower customer activity levels.

Equipment sales revenues decreased $28.5 million during the current year quarter compared to the prior year quarter, as we continued to close out remaining backlog and prepared to shut down our Midland manufacturing facility.

Cost of revenues

The cost of compression and related services revenue decreased compared to the prior year quarter consistent with decreased revenues. Cost of compression and related services as a percent of associated revenues decreased from 47.0% during the prior year quarter to 45.1% in the current year quarter due to cost-saving actions including labor efficiencies, reduced maintenance costs, and lower indirect and overhead costs.

Cost of aftermarket services decreased during the current year quarter consistent with decreased revenues.

Cost of equipment sales revenues decreased consistent with the decrease in associated revenues. Margins were lower than the prior year due to the under-absorption of fixed and indirect cost costs associated with our Midland manufacturing facility.

Depreciation and amortization

Depreciation and amortization expense consists primarily of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense increased compared to the prior year quarter primarily due to increases to the high-horsepower class of our compression fleet.

Impairments and other charges

During the current quarter, we recorded impairments and other charges of $9.0 million primarily on non-core used compressor equipment that we have held for sale, the low-horsepower class of our compression fleet, and field inventory for compression and related services.

Selling, general, and administrative expense

Selling, general, and administrative expenses decreased during the current year quarter compared to the prior year quarter primarily due decreased employee expenses of $0.9 million.

Other (income) expense, net

Other (income) expense, net, was $4.4 million of expense, net, during the current year quarter compared to $0.6 million of expense, net, during the prior year quarter. The increase in other expense is primarily due to $4.8 million of fees associated with the unsecured debt exchange transaction offset by decreased expense of $0.6 million associated with the redemption premium incurred during the prior year quarter in connection with the redemption of Preferred Units for cash and increased foreign currency gains of $0.2 million.

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
Results of Operations

Six months ended June 30, 2020 compared to six months ended June 30, 2019.

	Six Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In Thousands)
Revenues:
Compression and related services	$122,101	$127,578	$(5,477)	65.4%	53.3%	(4.3)%
Aftermarket services	33,707	31,770	1,937	18.1%	13.3%	6.1%
Equipment sales	30,884	79,944	(49,060)	16.5%	33.4%	(61.4)%
Total revenues	186,693	239,292	(52,600)	100.0%	100.0%	(22.0)%
Cost of revenues:
Cost of compression and related services	57,003	63,141	(6,138)	30.5%	26.4%	(9.7)%
Cost of aftermarket services	29,678	26,678	3,000	15.9%	11.1%	11.2%
Cost of equipment sales	31,115	71,631	(40,516)	16.7%	29.9%	(56.6)%
Total cost of revenues	117,796	161,450	(43,654)	63.1%	67.5%	(27.0)%
Depreciation and amortization	40,025	37,586	2,439	21.4%	15.7%	6.5%
Impairments and other charges	14,348	2,311	12,037	7.7%	1.0%	520.9%
Insurance recoveries	(517)	—	(517)	(0.3)%	—%	100.0%
Selling, general, and administrative expense	20,428	21,639	(1,211)	10.9%	9.0%	(5.6)%
Interest expense, net	26,749	26,344	405	14.3%	11.0%	1.5%
Series A Preferred fair value adjustment (income) expense	—	1,470	(1,470)	—%	0.6%	(100.0)%
Other (income) expense, net	4,843	226	4,617	2.6%	0.1%	2,042.9%
Loss before income taxes	(36,980)	(11,734)	(25,246)	(19.8)%	(4.9)%	215.2%
Provision for income taxes	1,228	3,669	(2,441)	0.7%	1.5%	(66.5)%
Net loss	$(38,208)	$(15,403)	$(22,805)	(20.5)%	(6.4)%	148.1%

Revenues

Compression and related services revenues decreased by $5.5 million, or 4.3%, in the current year period compared to the prior year period. The COVID-19 pandemic’s impact on demand for oil and natural gas and the resulting decline in oil prices has led to a significant reduction in customer activity resulting in a decrease in demand for compression services. We have experienced returned compressors, compressors placed on standby rates, and have made some pricing concessions, all contributing to a decrease in revenues.

Aftermarket services revenues increased $1.9 million, or 6.1%, during the current year period compared to the prior year period resulting from increased customer demand for aftermarket services and parts for maintenance and overhauls of customer-owned compressor equipment during the first quarter of 2020.

Equipment sales revenues decreased $49.1 million, or 61.4%, during the current year period compared to the prior year period, primarily because of a decrease in deliveries of new compressors compared to the prior year period due to the planned shut down of the our Midland manufacturing facility.

Cost of revenues

Cost of compression and related services decreased compared to the prior year period consistent with decreased revenues. Cost of compression and related services as a percentage of compression and related services revenues decreased from 49.5% during the prior year period to 46.7% during the current year period due to cost-saving actions including labor efficiencies, reduced maintenance costs, and lower indirect and overhead costs.

Cost of aftermarket services increased compared to the prior year period consistent with the increased activity and lower margins during the first quarter of 2020.

Cost of equipment sales decreased in accordance with the decrease in associated revenues. Cost of equipment sales as a percentage of equipment sales revenues increased primarily due to pricing on equipment sales orders placed in 2019 and higher costs driven by the under-utilization of the manufacturing facility.

Depreciation and amortization

Depreciation and amortization expense consists primarily of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense increased compared to the prior year period due to additions to the high-horsepower class of our compression fleet.

Impairments and other charges

During the six month period ended June 30, 2020, we recorded impairments and other charges of $14.3 million on our Midland manufacturing facility and related assets, non-core used compressor equipment that we have held for sale, the low-horsepower class of our compression fleet, and field inventory for compression and related services.

Selling, general, and administrative expense

Selling, general, and administrative expenses decreased during the current year period compared to the prior year period largely due to decreased employee expenses of $1.6 million and decreased other general expenses of $0.2 million. These decreases were offset by increased professional services of $0.3 million and increased bad debt expense of $0.2 million. Despite decreased expenses, as a percentage of revenues, selling, general, and administrative expense increased in the current year period compared to the prior year period due to lower revenues in the current year period.

Series A Preferred fair value adjustment

The Series A Preferred Units fair value adjustment was $1.5 million charged to earnings during the prior year period. All the remaining outstanding Preferred Units were redeemed for cash on August 8, 2019.

Other (income) expense, net

Other (income) expense, net, was $4.8 million of expense during the current year period, compared to $0.2 million of expense during the prior year period. The change from income to expense is primarily due to $4.8 million of fees associated with the unsecured debt exchange transaction and increased foreign currency losses of $0.9 million offset by decreased expense of $1.1 million associated with the redemption premium incurred during the prior year period in connection with the redemption of Preferred Units for cash.

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

Our effective tax rate for the six month period ended June 30, 2020, was negative 3.3% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service payments, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, proceeds from the sale of non-core assets, and long-term and short-term borrowings, which we believe will be sufficient to meet our working capital and reduced growth capital requirements during 2020. We are monitoring the spending plans of our customers due to the macroeconomic uncertainties resulting from the recent substantial declines in prices of oil and natural gas and the ongoing COVID-19 pandemic. These uncertainties have negatively impacted our customers' demands for our products and services, which has negatively impacted our businesses. Although oil and natural gas prices have recovered in the second quarter 2020 from their lows earlier in the year, the outlook for the remainder of 2020 is uncertain. If oil and natural gas prices decrease from current levels, our businesses could be further negatively impacted. In addition, current conditions in the market for debt and equity securities in the energy sector have increased the difficulty of obtaining equity and debt financing and we expect this to continue in the near future. Despite these challenges, we remain committed to a long-term growth strategy. Our near-term focus is to maintain our compression fleet, while continuing to preserve and enhance liquidity through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transactions are in the best interests of our business, such as the agreement we have entered into with a third party purchaser for the sale of the Midland facility and the agreement we have entered into to sell 58 low-horsepower units to one of our customers. We are subject to business and operational risks that could materially adversely affect our cash flows and together with risks associated with current debt and equity market conditions, our ability or desire to issue such securities. Please read Part I, Item 1A "Risk Factors" included in our 2019 Annual Report.

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

On July 20, 2020, our General Partner declared a cash distribution attributable to the quarter ended June 30, 2020 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution will be paid on August 14, 2020 to each of the holders of common units of record as of the close of business on August 1, 2020.

Cash Flows

A summary of our sources (uses) of cash during the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	(In Thousands)
	2020	2019
Operating activities	$18,180	$40,342
Investing activities	(7,091)	(39,586)
Financing activities	(6,694)	(12,329)
Operating Activities

Net cash provided by operating activities decreased by $22.2 million compared to the prior year period. Our cash provided from operating activities is primarily generated from the provision of compression and related services and the sale of new compressor packages. The decrease in cash provided by operating activities was primarily due to working capital movements, particularly related to collections of accounts receivable, and timing of payments of accounts payable.

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

Investing Activities

Capital expenditures during the six months ended June 30, 2020, decreased by $28.8 million compared to the same period in 2019 primarily due to the reduction in capital expenditures to grow the capacity of our compression fleet compared to the prior year. Maintenance capital expenditures increased during the six months ended June 30, 2020 compared to the prior year period. Total capital expenditures, net of disposals and proceeds, during the current year period of $11.2 million include $10.4 million of maintenance capital expenditures and are net of $2.4 million of non-cash cost of fleet compression units sold and proceeds of $3.6 million from the sale of property, plant and equipment.

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

Financing Activities

Distributions

Beginning with the distribution to common unitholders during February 2019, we reduced our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). During the six months ended June 30, 2020, we distributed $1.0 million of cash distributions to our common unitholders and General Partner.

Series A Convertible Preferred Units.

In January 2019 we began redeeming Preferred Units for cash, resulting in 2,660,569 Preferred Units being redeemed during the six months ended June 30, 2019 for $22.5 million, which includes approximately $1.1 million of redemption premium that was paid. The last redemption of the remaining Preferred Units, along with a final cash payment made in lieu of paid in kind units occurred on August 8, 2019.

     Bank Credit Facilities. On June 11, 2020, CSI Compressco, LP and CSI Compressco Sub Inc (the “Borrowers”) entered into the Second Amendment to Loan and Security Agreement (the “Amendment”) amending the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., in its capacity as administrative agent, issuing bank and swing line issuer (“Administrative Agent”), and the other lenders and loan parties party thereto. The Credit Agreement, as amended, provided for modifications to the Credit Agreement which include, among other things: (i) reducing the maximum credit commitment from $50,000,000 to $35,000,000; (ii) the inclusion of a $5,000,000 reserve with respect to the Borrowing Base (as defined in the Credit Agreement) thereunder, which would result in reduced borrowing availability; (iii) the removal of the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) financial maintenance covenant; (iv) a 1.25% increase in the applicable margin related to (x) LIBOR Rate Loans (as defined in the Credit Agreement) and (y) Base Rate Loans (as defined in the Credit Agreement), in each case, which shall be determined according to average daily excess availability under the Credit Agreement; and (v) an 0.50% increase in the rate used to calculate the commitment fee in respect of the unutilized commitments. As of June 30, 2020, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $12.3 million.

The Borrowers may borrow funds under the Credit Agreement to pay fees and expenses related to the Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the Credit Agreement is June 29, 2025. As of June 30, 2020, we had a $1.5 million outstanding balance and had $2.8 million in letters of credit against our Credit Agreement. As of August 3, 2020, we have $0.0 million outstanding under our Credit Agreement and $2.4 million in letters of credit, leaving availability under the CCLP Credit Agreement of $13.8 million. The amounts the Partnership may borrow under the Credit Agreement are based on the amounts of CCLP’s accounts receivables and the value of certain inventory. Decreases in the amount of CCLP’s accounts receivable and the value of its inventory would result in reduced borrowing availability under the Credit Agreement.

We may from time to time seek to retire or purchase certain amounts of our outstanding 7.25% Senior Notes and 7.50% Senior Secured Notes through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

First Supplemental Indenture for the Old Notes

On June 11, 2020, CSI Compressco, LP and CSI Compressco Finance Inc. (the "Issuers") announced that they had accepted for exchange $215,208,000 of their outstanding 7.25% Senior Notes due 2022 (the "Old Notes") that were validly tendered by 11:59 p.m., New York City time, on June 10, 2020, for (i) $50,000,000 of the Issuers' 7.50% Senior Secured First Lien Notes due 2025 (the "7.50% First Lien Notes") and (ii) $155,529,000 aggregate principal amount of new 10.00%/10.75% Senior Secured Second Lien Notes due 2026 (the "10.00%/10.75% Second Lien Notes" and, together with the 7.50% First Lien Notes, the "New Notes"), pursuant to its previously announced exchange offer and consent solicitation , which commenced on April 17, 2020. In connection with the exchange offer, we incurred financing fees of $4.8 million which were charged to other (income) expense, net during the three month period ended June 30, 2020.

On June 12, 2020, following receipt of the requisite consents of the holders of the Old Notes, the Issuers entered into the First Supplemental Indenture (the "First Supplemental Indenture"), by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of August 4, 2014 (the "Unsecured Indenture"), by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

The First Supplemental Indenture eliminated substantially all of the restrictive covenants and certain of the default provisions in the Unsecured Indenture and became operative upon the consummation by the Issuers of the exchange offer.

On June 12, 2020, the Issuers issued $50,000,000 in aggregate principal amount of new First Lien Notes to certain holders of the Old Notes pursuant to the terms of the Exchange Offer. In March 2018, the Issuers had issued $350,000,000 in aggregate principal amount of 7.50% Senior Secured Notes due 2025 (the "Existing First Lien Notes" and, together with the newly issued First Lien Notes, the "7.50% First Lien Notes") pursuant to the First Lien Base Indenture. The New First Lien Notes were issued as "additional notes" under the First Lien Base

Indenture and will be treated as a single class with such notes but will not trade fungibly with the Existing First Lien Notes.

Second Lien Notes Indenture

On June 12, 2020, the Issuers issued $155,529,000 in aggregate principal amount of the 10.00%/10.75% Second Lien Notes to certain holders of the Old Notes pursuant to the terms of the exchange offer. The Issuers issued the 10.00%/10.75% Second Lien Notes pursuant to an indenture, dated June 12, 2020 (the "Second Lien Notes Indenture"),by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (the "Second Lien Trustee"). In connection with the payment of PIK Interest (as defined below), if any, in respect of the 10.00%/10.75% Second Lien Notes, the Issuers will be entitled, to increase the outstanding aggregate principal amount of the 10.00%/10.75% Second Lien Notes or issue additional notes ("PIK notes") under the Second Lien Notes Indenture on the same terms and conditions as the 10.00%/10.75% Second Lien Notes offered hereby The 10.00%/10.75% Second Lien Notes and any additional 10.00%/10.75% Second Lien Notes subsequently issued under the indenture, will be treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. The 10.00%/10.75% Second Lien Notes will mature on April 1, 2026. Interest on the 10.00%/10.75% Second Lien Notes will be payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2020. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the "Cash Interest Rate") or (ii) 3.500% payable by increasing the principal amount of the outstanding 10.00%/10.75% Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the "PIK Interest").

The 10.00%/10.75% Second Lien Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees") on a senior secured basis initially by each of the Partnership's domestic restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded domestic subsidiaries, the "Guarantors") and will be secured by a second-priority security interest in substantially all of the Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the 10.00%/10.75% Second Lien Notes, subject to certain permitted encumbrances and exceptions.

The Second Lien Notes Indenture contains customary covenants restricting the Partnership's ability and the ability of its restricted subsidiaries to: (i) pay distributions on, purchase or redeem its common units or purchase or redeem its subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge or transfer all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to the Partnership. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting the Partnership, subject to the satisfaction of certain conditions, to transfer assets to certain of its unrestricted subsidiaries. The Second Lien Notes Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Second Lien Notes Indenture, the Second Lien Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 10.00%/10.75% Second Lien Notes may declare all of the 10.00%/10.75% Second Lien Notes to be due and payable immediately.

Other Financing

In February 2019, we entered into an arrangement with TETRA under which a subsidiary of TETRA entered into an agreement with one of our subsidiaries for the purchase up to $15.0 million of compression services equipment and to subsequently lease the equipment back to us in exchange for monthly rental fees. As of June 30, 2020, pursuant to this arrangement, $14.8 million has been funded by TETRA for the construction of new compressor services equipment and all compression units were completed and deployed under this agreement. There is no additional future funding expected related to this arrangement.

Off Balance Sheet Arrangements

As of June 30, 2020, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

The table below summarizes our contractual cash obligations as of June 30, 2020:

	Payments Due
	Total	2020	2021	2022	2023	2024	Thereafter
	(In Thousands)
Long-term debt	$637,728	$—	$—	$80,722	$1,477	$—	$555,529
Interest on debt	$244,842	$25,741	$51,483	$49,532	$45,592	$45,553	$26,941
Operating leases	$37,926	5,192	8,768	6,575	4,322	4,250	8,819
Affiliate financing obligation	$12,865	1,508	3,015	3,015	3,015	2,312	—
Total contractual cash obligations	$933,361	$32,441	$63,266	$139,844	$54,406	$52,115	$591,289
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

Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our 2019 Annual Report, and those described from time to time in our future reports filed with the SEC.
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
As previously disclosed in Item 4. Controls and Procedures in our Form 10-Q for the quarter ended March 31, 2020, we determined we had a material weakness in our internal control over financial reporting for the quarter ended March 31, 2020 related to the revenue recognition for certain new unit sales where revenue recognition criteria had not been met. The material weakness was determined to be the result of operating deficiencies and not the design of the controls supporting revenue recognition. In response to the material weakness, we developed and implemented a remediation plan during the second quarter of 2020 that included more supervision and review of the performance of bill-and-hold controls to ensure adequate documentation is obtained and conclusions are reached prior to recognition of these revenues. We conducted sufficient testing of the enhanced controls and determined the enhanced controls were effective and the material weakness was properly remediated as of June 30, 2020.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the quarter ended June 30, 2020. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of June 30, 2020, the end of the period covered by this Quarterly Report.

Except as noted above, there has been no change in the internal control over financial reporting as of June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has had, or may in the future have, certain negative impacts on our business, and such impacts have had, or may in the future have, an adverse effect on our business, our financial condition, results of operations, or liquidity.

The COVID-19 pandemic and the resulting economic impact have had a significant negative impact on the oil and gas industry. The deterioration in demand for oil caused by the pandemic, coupled with oil oversupply, has had, and is reasonably likely to continue to have, an adverse impact on the demand for our products and services. The public health crisis caused by the COVID-19 pandemic, and the measures that have been taken or that may be taken in the future by governments, various regulatory agencies, our customers and our suppliers, have had, or may in the future have, certain negative impacts on our financial condition, results of operations, and  liquidity, including, without limitation, the following:

•	demand for our products and services is declining as our customers continue to revise their budgets downward and adjust their operations in response to lower oil and gas prices;

•
actions undertaken by national, state and local governments and health officials to contain COVID-19 or treat its effects. In response to various governmental directives, at points we have required most office-based employees, including most employees based at our headquarters in The Woodlands, Texas, to work remotely. We may experience reductions in productivity and disruptions to our business routines while work-from-home arrangements remain in place;

•
We could encounter logistical complications and increased costs adapting our disclosure controls and procedures and our internal control over financial reporting in a changing environment that includes work-from-home arrangements and furloughs. In the future we may encounter operational challenges or disruptions stemming from the pandemic that require us to implement new or enhanced internal controls to mitigate the risks of operating in a remote environment or increased risks of material misstatements resulting from changes to the business and other uncertainties;

•	restrictions on importing and exporting products;

•	claims from customers and suppliers that their non-performance under our contracts is permitted as a result of force majeure or other reasons;

•	impacts related to late customer payments and contractual defaults associated with customer and supplier bankruptcies;

•	a credit rating downgrade of our corporate debt and potentially higher borrowing costs in the future;

•	cybersecurity issues, as our network may become more vulnerable to cyberattacks due to increased remote access associated with work-from-home arrangements;

•	increased costs associated with possible facility closures to meet expected customer activity levels; and

•
we may be required to record significant impairment charges with respect to assets, whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations. Also, we may be required to write off obsolete inventory, and such charges may be significant.

The resumption of our normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on the oil and gas industry. Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a significant adverse effect on our financial condition, results of operations, or liquidity. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our financial condition, results of operations, or liquidity will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and the resulting impact on the oil and gas industry. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our financial condition, results of operations, or liquidity or the pace or extent of any subsequent recovery. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
April 1 – April 30, 2020	—	$—	N/A	N/A
May 1 – May 31, 2020	—	—	N/A	N/A
June 1 – June 30, 2020	—	—	N/A	N/A
Total	—		N/A	N/A
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

4.1
First Supplemental Indenture, dated as of June 12, 2020, by and among CSI Compressco LP, CSI Compressco Finance, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195).

4.2
First Lien Supplemental Indenture, dated as of June 12, 2020, by and among CSI Compressco LP, CSI Compressco Finance, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195).

4.3
10.000% /10.750% Senior Secured Second Lien Notes due 2026 Indenture, dated as of June 12, 2020, by and among CSI Compressco LP, CSI Compressco Finance, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195).

4.4	Form of 10.000%/10.750% Senior Secured Second Lien Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195).
10.1
Second Amendment to Loan and Security Agreement, dated June 11, 2020, by and among CSI Compressco LP, CSI Compressco Sub, Inc. and Bank of America, N.A., in its capacity as administrative agent, issuing bank and swing line issuer, and the other lenders and loan parties party thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195).

10.2
Collateral Trust Agreement, dated June 12, 2020, by and among CSI Compressco LP, CSI Compressco Finance Inc., the other Grantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Junior Lien Representatives from time to time party thereto, and U.S. Bank National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2020 and 2019; (iii) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (iv) Consolidated Statement of Partners’ Capital for the six month period ended June 30, 2020; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2020 and 2019; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	August 3, 2020	By:	/s/Brady M. Murphy
Brady M. Murphy
President
Principal Executive Officer

Date:	August 3, 2020	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Chief Financial Officer
Principal Financial Officer

Date:	August 3, 2020	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer