Form 10-K
period 2020-12-31
CSI Compressco LP
filed 2021-03-04
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.S. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant was $30,732,860 as of June 30, 2020. As of March 2, 2021, there were 47,971,240 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE- NONE

(i)

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” and information based on our beliefs and those of our general partner. Forward-looking statements in this Annual Report are identifiable by the use of the following words, the negative of such words, and other similar words: “anticipates”, “assumes”, “believes”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “intends”, “may”, “might”, “plans”, “predicts”, “projects”, “seeks”, “should, “targets”, “will” and “would”.

    Such forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable but such forward-looking statements are subject to numerous risks, and uncertainties, including, but not limited to:

•economic and operating conditions that are outside of our control, including the trading price of our common units, and the supply, demand, and prices of oil and natural gas;
•the availability of adequate sources of capital to us;
•our existing debt levels and our ability to obtain additional financing;
•our ability to continue to make cash distributions, or increase cash distributions from current levels, after the establishment of reserves, payment of debt service and other contractual obligations;
•the restrictions on our business that are imposed under our long-term debt agreements;
•our dependence upon a limited number of customers and the activity levels of our customers;
•the levels of competition we encounter;
•our ability to renew our contracts with customers, which are generally short-term contracts;
•the availability of raw materials and labor at reasonable prices;
•risks related to acquisitions and our growth strategy;
•the credit and risk profile of Spartan;
•information technology risks including the risk from cyberattack;
•global or national health concerns, including the outbreak of pandemics or epidemics such as the COVID-19 pandemic;
•operational challenges relating to COVID-19, distribution and administration of COVID-19 vaccines and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
•the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies, and
•other risks and uncertainties under “Item 1A. Risk Factors” in this Annual Report and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

Our business is subject to the following principal risks and uncertainties:

•Reduced demand for or production levels of oil and gas adversely affect the demand for and prices we charge for our services, which could cause our revenue and cash available for distribution to our unitholders to decrease.

•Our results of operations, cash flows and financial condition are expected to continue to be adversely impacted by the COVID-19 pandemic.

•Our substantial leverage.
(ii)

•We may be unable to repurchase or refinance our senior secured notes in the event of a change of control as required by their respective indentures.

•The loss of any of our most significant customers would result in a decline in our revenue and cash available to pay distributions to our common unitholders.

•Our ability to manage and grow our business effectively and provide quality services to our customers may be adversely affected if our general partner loses its management or is unable to retain trained personnel.

•Pressure from competitors may result in price reductions and periods of reduced demand for our products.

•Regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and gas wells that may reduce demand for our services.

•A cyberattack or other failure or security breach of our information technology infrastructure, or the theft, loss or misuse of personal data, could adversely affect our business and operations.

•The market price of our common units has been and may continue to be volatile.

•Spartan has conflicts of interest, which may permit it to favor its own interests to our unitholders’ detriment.

•Our partnership agreement limits our general partner’s fiduciary duties to our common unitholders and restricts the remedies available to our common unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

•Our common unitholders have limited voting rights and are not entitled to elect our general partner or its directors.

•We are exempt from certain corporate governance requirements that provide additional protection to stockholders of other public companies.

•Our tax treatment depends on our status as a partnership for federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service (“IRS”) treating us as a corporation or legislative, judicial or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the Partnership.

•Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder’s share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take.

•Tax-exempt entities and non-U.S. unitholders face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Certain Defined Terms

Unless the context requires otherwise, when we refer to “we,” “us,” “our,” and “the Partnership,” we are describing CSI Compressco LP and its wholly owned subsidiaries on a consolidated basis. References to “CSI Compressco GP” or “our general partner” refer to our general partner, CSI Compressco GP LLC (f/k/a CSI Compressco GP Inc.). References to “TETRA” refer to TETRA Technologies, Inc. and TETRA’s controlled subsidiaries. References to “Spartan” refer to Spartan Energy Partners LP and its controlled subsidiaries. References to the “Initial Public Offering” refer to the Partnership’s initial public offering of 2,670,000 common units representing limited partner interests in the Partnership (“common units”) at $20.00 per common unit completed on June 20, 2011 pursuant to a Registration Statement on Form S-1, as amended (File No. 333-155260) (the “Registration Statement”), initially filed on November 10, 2008 by the Partnership with the SEC pursuant to the Securities Act of 1933, as amended (the “Securities Act”), including a prospectus regarding the Initial Public Offering (the “Prospectus”) filed with the SEC on June 16, 2011 pursuant to Rule 424(b).
(iii)

PART I

Item 1. Business.

 The financial statements presented in this Annual Report are the consolidated financial statements of CSI Compressco LP, a Delaware limited partnership and its subsidiaries.

We were formed in October 2008. Our headquarters are located at 24955 Interstate 45 North, The Woodlands, Texas, 77380. Our phone number is 281-364-2244 and our website is www.csicompressco.com. Our common units are traded on the NASDAQ Exchange (“NASDAQ”) under the symbol “CCLP.”

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

About CSI Compressco LP

We are a provider of compression services for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. We also sell used standard compressor packages and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide compression services and parts and component sales to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States, as well as in a number of international locations, including the countries of Mexico, Canada, and Argentina. Previously, our equipment sales (new unit sales) business included the fabrication and sale of new standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas that were used to provide compression services or sold to our customers. In the fourth quarter of 2020, we fully exited the new unit sales business.

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

Our aftermarket business provides a wide range of services and compressor package parts and components manufactured by third-party suppliers to support the needs of customers who own compression equipment. These services include operations, maintenance, overhaul, and reconfiguration services and may be provided under turnkey engineering, procurement and construction contracts. Our aftermarket services are provided by our factory- and internally trained technicians in most of the major oil and natural gas producing basins in the United States and Mexico.

Our long-term growth strategy includes expanding our existing businesses through organic growth and accretive acquisitions, both in the U.S. and internationally.

Our operations are organized into a single business segment. See Note 15 - “Segments” in the Notes to Consolidated Financial Statements in this Annual Report for further information. For financial information regarding our revenues and total assets, see Note 16 - “Geographic Information” contained in the Notes to Consolidated Financial Statements in this Annual Report.

Certain of our U.S. services are performed by our wholly owned subsidiary CSI Compressco Operating LLC, a Delaware limited liability company (our “Operating LLC”), pursuant to contracts that our outside legal counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), or “qualifying income.” We do not pay U.S. federal income taxes on the portion of our business conducted by Operating LLC. CSI Compressco Sub Inc., which is also a wholly owned subsidiary of ours, conducts substantially all of our operations that our outside legal counsel has not concluded generate qualifying income, and pay U.S. federal income tax with respect to such operations. We strive to ensure that all new U.S. compression contracts are entered into by our Operating LLC and generate qualifying income. We also pay state and local income taxes in certain states, and we incur income taxes related to our foreign operations.

As a limited partnership, we are managed and controlled by our general partner. For the year ended December 31, 2020, our general partner was a wholly owned subsidiary of TETRA. On January 29, 2021, Spartan acquired from TETRA the Partnership’s general partner, IDRs and 10.95 million common units in the Partnership (the “GP Sale”). As of March 02, 2021, common units held by the public represent approximately a 65.3% ownership interest, which is exclusive of Spartan’s 22.5% limited partner interest and 1.4% general partner interest, and TETRA’s 10.8% limited partner interest. In connection with the GP Sale, on January 29, 2021, TETRA entered into a Transition Services Agreement (the “Transition Services Agreement”) with the Partnership, pursuant to which TETRA will provide certain accounting, information technology and back office support services to the Partnership for a period of up to one year following closing. See Note 18 - “Subsequent Events” in the Notes to Consolidated Financial Statements in this Annual Report for further information.

    Through Spartan’s wholly owned subsidiary and our general partner, CSI Compressco GP LLC, Spartan manages and controls us. We rely on our general partner’s board of directors and executive officers to manage our operations and make decisions on our behalf. Our general partner is an indirect, wholly owned subsidiary of Spartan. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner or its directors. Following the GP sale, all of our general partner’s directors are elected by Spartan. Our general partner does not receive any management fee in connection with its management of our business. However, our general partner is reimbursed for certain expenses, including compensation expenses, incurred on our behalf. In addition, our general partner receives distributions based on its limited and general partner interests and incentive distribution rights.

Products and Services

    We are a provider of compression services for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. Natural gas compression is a mechanical process in which the pressure of a given volume of natural gas is increased to a higher pressure. It is essential to the production and movement of natural gas. Compression is typically required numerous times in the natural gas production and sales cycle, including (i) at the wellheads, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities, and (iv) in natural gas pipelines. Compression is also utilized for gas lift, an artificial lift technique for producing oil that has insufficient reservoir pressure. We also provide aftermarket compression services and compressor package parts and components manufactured by third-party suppliers.

Compression Services

    We use our fleet of compressor packages to provide a variety of compression services to our customers to meet their specific requirements. Our fleet includes approximately 4,900 compressor packages that provide approximately 1.2 million in aggregate horsepower, employing a wide spectrum of low-, medium-, and high-horsepower engines. The horsepower of our natural gas compressor package fleet as of December 31, 2020 is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Aggregate Horsepower

Low horsepower (0-100)	2,940	140,286	12%
Medium-horsepower (101-1,000)	1,472	418,839	36%
High-horsepower (1,001 and over)	443	615,950	52%
Total	4,855	1,175,075	100%

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
    Medium-horsepower (101-1,000 Horsepower) Compression Services. Our medium-horsepower compressor packages are primarily utilized to move natural gas from the wellhead through the field gathering system by boosting the pressure of the natural gas flowing through the system. Additionally, these compressor packages are used to reinject natural gas into producing vertical and horizontal oil wells that have insufficient reservoir pressure, to help lift liquids to the surface (“gas lift operations”). Typically, these applications require medium-horsepower compressor packages located at or near the wellhead. These compressor packages are also used to increase the efficiency of low-capacity natural gas fields by providing a central compression point from which the natural gas can be further processed and transported. These compressor packages feature primarily two- and three-stage compressors powered by natural gas engines ranging from 101 to 1,000 horsepower and equipped with interstage cooling.

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

    Other Related Services.    In Mexico, we provide well monitoring and sand separation services in connection with our compression services. Well monitoring services include a variety of services that monitor and optimize production from oil and gas wells. We utilize automated sand separators, which are high-pressure vessels with automated valve operation functions, at the well to remove solids that would otherwise cause abrasive wear damage to compression and other equipment that is installed downstream and inhibit production from the well.

    Compression Services Contract Terms. Our compression services are primarily performed under service contracts using our low-, medium-, and high-horsepower compressor packages. A significant portion of these compression services are provided under services contracts that our outside legal counsel has concluded generate qualifying income that is not subject to U.S. federal income taxes. Under these services contracts, we are responsible for providing our services in accordance with the particular specifications of a job. As owner and operator, we are responsible for operating and maintaining the equipment we utilize to provide our services. Our low horsepower compression service contracts typically have an initial term of one month and, unless terminated by us or our customers with 30-days’ notice, continue on a month-to-month basis thereafter. Our medium- and high- horsepower compression service contracts typically have an initial term of twelve months, but range from six months to twenty-four months. After the initial terms on our medium- and high-horsepower compression service contracts, customers typically continue on a month-to-month basis or renew for additional extensions. We charge our customers a fixed monthly fee for the services provided under the services contracts. Aside from factors beyond our control, if the level of services we provide falls below certain contractually specified percentages, our customers are generally entitled to request limited credits against our service fees. To date, these credits have been insignificant as a percentage of revenue.

    We generally own the equipment we use to provide services to our customers, and we bear the risk of loss to this equipment to the extent not caused by (i) a breach of certain obligations of the customer, primarily involving the service site and the fuel gas being supplied to us, or (ii) an uncontrolled well condition. Utilizing our proprietary, telemetry-based reporting system, we remotely monitor, in real time, whether our services are being continuously provided at our U.S. customer well sites.

    As owner of the equipment, we are obligated to pay ad valorem taxes levied on the equipment and related insurance expenses, and we do not seek reimbursement for such taxes and expenses from our service agreement customers.

Aftermarket Business

    Through our aftermarket operations, we provide a wide range of services to support the needs of customers who own compression equipment. The services provided are primarily operation, maintenance, overhaul and reconfiguration services, which may be provided under turnkey contracts. We also sell engine parts, compressor package parts and other parts manufactured by third parties that are utilized in natural gas compressor packages. We have factory- and internally trained technicians in most of the major oil and natural gas producing basins in the United States to perform these services.
Market Overview and Competition

    Our operations are significantly dependent upon the demand for, and production of, oil and the associated natural gas from unconventional oil production along with natural gas production in the U.S. and international markets in which we operate. The COVID-19 pandemic, along with oil supply disruptions from certain oil-producing nations, drove a significant drop in oil demand and oil prices, resulting in unprecedented production curtailments, negatively impacting demand for compression and related services. Amidst the challenging and uncertain market conditions, our customers drastically reduced capital budgets and took actions to reduce operating expenses. During the second quarter, customers released compression that was in excess of previously anticipated needs and on wells deemed uneconomic to produce at the lower commodity price levels. As commodity prices stabilized in the third and fourth quarters, the pace of compressor releases began to slow. As customers maintain focus on capital discipline and shift attention to maximizing free cash flows versus growth, gas lift and production enhancement of mature fields present compression opportunities for which our fleet is well suited.

Customers

    We provide services to a broad base of natural gas and oil exploration and production, midstream, pipeline transmission, and storage companies operating throughout many of the onshore producing regions of the United States. We also have operations in Canada, Mexico and Argentina. While most of our services in the U.S. are performed throughout Texas (with a concentration in the Permian Basin), the Haynesville shale, the San Juan Basin, the Rocky Mountain region, and the Mid-Continent region, we also have a presence in the Marcellus / Utica and other producing regions. We continue to evaluate opportunities to further expand our operations into other regions in the U.S. and elsewhere in the world.

 Following the expiration of the primary term, our service contracts generally continue month to month until terminated upon thirty days’ notice. Our small horsepower is generally deployed on short-term contracts while our large horsepower is deployed with an initial term of 12 months or greater. Although we enter into short-term contracts, the average duration a typical unit stays deployed with the same customer is greater than 30 months. Our significant customers for the year ended December 31, 2020 include various major integrated oil companies, public and private independent exploration and production companies and midstream companies, one of which individually accounted for more than 10% of our consolidated revenues for the year ended December 31, 2020. The loss of any of our major customers could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

Competition

    The natural gas compression services business is highly competitive. We experience competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and technologies, and adopt more aggressive pricing policies. Primary competition for our low-horsepower compression services business comes from smaller local and regional companies that utilize packages consisting of a screw or reciprocating compressor with a separate engine driver. These local and regional competitors tend to compete on the basis of price and availability, as opposed to our focus of adding value to the customer. Competition for our medium- and high-horsepower compression services business comes primarily from large companies that may have greater financial resources than we do. Such competitors include Archrock Compression Services, Kodiak Gas Services, USA Compression and Natural Gas Compression Systems, Inc.
    Many of our compression services competitors compete on the basis of price. We believe our pricing has proven to be competitive because of the significant increase in value that results from use of our services, our customer service, trained field personnel, and the quality of the compressor packages we use to provide our services.

Other Business Matters

Marketing

    We use various marketing strategies to promote our services and compressor package products. Our account managers work to build close working relationships with our existing and potential future customers, educating them about our services and products by scheduling personal visits, hosting and attending workshops, tradeshows and conferences, and participating in industry organizations. We sponsor and make presentations at industry events that are targeted to production managers, compression specialists and other decision makers. Our marketing representatives also use these marketing opportunities to promote our value-added service initiatives, such as the use of our proprietary telemetry-based system, our wellsite optimization program and our fleet reliability center.

Human Capital Management

We collaborate as a team to execute for each other, our customers, and our shareholders. At December 31, 2020, we employed approximately 730 people worldwide. Our general partner’s U.S. employees and our employees in Canada are not subject to collective bargaining agreements. Our employees in Argentina and Mexico are subject to collective bargaining agreements. We believe that the various employers of these employees have good relations with these employees and we have not experienced work stoppages in the past.

Diversity and Inclusion

The diversity of our global workforce stimulates creativity and innovation as we use our collective talents to develop unique solutions to address the world's energy challenges. Our executive management sponsored Diversity & Inclusion Committee focuses on sharing information and promoting key initiatives across the company to educate and create awareness about the importance of a diverse and inclusive culture. The committee also assists the talent management group to attract, retain, develop, and reward a high-performing and diverse workforce, provide forums and sponsor training activities to share best practices concerning diversity and inclusion education, and develop communication platforms to share information about diversity and inclusion and promote the committee’s activities.

Career Development

The board of directors, the Chief Executive Officer, and the director of Human Resources, evaluate, from time to time each year, executive development and succession planning to prepare us for future success. The succession planning process covers all senior management positions and certain other key positions. This review of executive talent determines readiness to take on additional leadership roles and identifies developmental opportunities needed to prepare our executives for greater responsibilities. Our short and long-term business strategy is considered when evaluating candidates and their skills.

Compensation and Benefits

The Partnership’s compensation programs are designed to incentivize performance, maximize returns, and build unitholder value. We work with consultants to benchmark our compensation and benefits programs to help us offer competitive compensation packages to attract and retain high-performing talent. We also offer competitive benefits to attract and retain exceptional talent.

Safety

Recognizing that safety, service quality, and environmental protection are conditions of employment, all employees and contractors are responsible for their safety, the safety of those around them, the quality of their work, and protection of the environment. As part of our safety-focused culture, it is customary that each meeting starts with an employee-led safety moment.

To ensure our work remains safe and of the highest quality, the Partnership has a comprehensive HSEQ Management System and program designed to improve the capacity of the organization by controlling worksite risks, developing proper work practices and procedures, and empowering employees with stop-work authority if they observe unsafe conditions, omissions, errors, or actions that could result in safety or environmental incidents, or product and service quality issues. If an incident takes place, we investigate all serious occurrences to root causes and implement corrective actions to ensure we expand our capacity to operate safely.

Driving is one of the highest exposure activities that we undertake in our day-to-day operations. We maintain a fleet of DOT and non-DOT vehicles and provide positive, real-time behavior feedback to our drivers via real-time monitors. Coupled with vehicle selection guidelines, and driver training, we have a comprehensive approach to reducing our driving exposure and incidents.

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

Health, Safety, and Environmental Affairs Regulations

    Our service and sales operations are subject to stringent and complex U.S. and foreign health, safety, and environmental laws and regulations, and, although we are committed to conducting all of our operations under the highest standards of safety and respect for the environment, risks of substantial costs and liabilities pursuant to laws and regulations are inherent in certain of our operations. Because of these risks, there can be no assurance that significant costs and liabilities will not be incurred now or in the future. Changes in health, safety, and environmental laws and regulations could subject us to more rigorous standards and could affect demand for our customer’s product which in turn would impact demand for our products. We cannot predict the extent to which our operations may be affected by any changes to existing laws, regulations, and enforcement policies, new interpretations of existing laws, regulations, and policies, or any new laws, regulations, or policies promulgated in the future.

    We are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and the environment. The primary environmental laws that impact our operations in the U.S. include:

•the Clean Air Act (“CAA”) and comparable state laws and regulations thereunder, which regulate air emissions;
•the Federal Water Pollution Control Act of 1972 (the “Clean Water Act”) and comparable state laws, and regulations thereunder, which regulate the discharge of pollutants into regulated waters, including industrial wastewater discharges and storm water runoff;
•the Resource Conservation and Recovery Act (“RCRA”) and comparable state laws and regulations thereunder, which regulate the management and disposal of solid and hazardous waste; and
•the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”) and comparable state laws, and regulations thereunder, which impose liability for the cleanup of releases of hazardous substances in the environment.

    Our operations in the U.S. are also subject to regulation under the Occupational Safety and Health Act (“OSHA”) and comparable state laws, and regulations thereunder, which regulate the protection of the health and safety of workers.

    The CAA and implementing regulations, and comparable state laws and regulations, regulate emissions of air pollutants from various industrial sources and impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines, including our compressor packages. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our compressor packages and require us to meet stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008. In addition, regulations under the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) provisions of the CAA require control of hazardous air pollutants from new and existing stationary reciprocal internal combustion engines. Our equipment is also subject to prescribed maintenance practices and catalyst installation may also be required. Furthermore, in June 2016, the Environmental Protection Agency (“EPA”) finalized rules that establish new air emission controls under the EPA’s New Source Performance Standards (“NSPS”) and NESHAP for natural gas and natural gas liquids production, processing and transportation activities. These rules establish specific requirements associated with volatile organic compounds and methane emissions from compressor packages and controllers at natural gas gathering and boosting stations. While the EPA under the Trump Administration finalized rules to rescind or modify certain of these requirements in September 2020, including removing sources in the transmission and storage segment from the source category and rescinding the methane-specific requirements applicable to sources in the production and processing segments of the oil and gas industry, various states and industry and environmental groups are separately challenging the EPA’s June 2016 standards and its September 2020 final rule. Moreover, notwithstanding the current court challenges, the EPA under the Biden Administration is expected to reconsider the September 2020 final rule, which could result in a more stringent rulemaking. While we are not currently aware of any material impacts to our operations associated with the current regulatory requirements, additional or more stringent regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs.

    The EPA has determined that greenhouse gases (“GHGs”) present an endangerment to public health and the environment because, according to the EPA, they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of GHGs, including air emissions associated with oil and gas production particularly as they relate to the hydraulic fracturing of natural gas wells (however, rules were finalized in September 2020 modifying or rescinding some of these requirements). In addition, the EPA has issued regulations requiring the reporting of GHG emissions from certain sources including onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions have been the subject of a number of legal challenges. While these rules were the subject of EPA’s recent deregulatory agenda under the Trump Administration, the EPA under the Biden Administration is expected to reconsider any relaxation of such rules, and potentially impose more stringent GHG emissions requirements from large stationary sources, as President Biden has issued executive orders that commit to substantial action on climate change and the reduction of GHG emissions, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risk across government agencies and economic sectors. Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of GHGs from a wide range of sources.

    The Clean Water Act and implementing regulations, and comparable state laws and regulations, prohibit the discharge of pollutants into regulated waters without a permit and establish limits on the levels of pollutants contained in these discharges. In addition, the Clean Water Act and other comparable laws and regulations regulate storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification.

    RCRA and implementing regulations, and comparable state laws and regulations, address the management and disposal of solid and hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer, and disposal of wastes including, but not limited to, used oil, antifreeze, filters, sludges, paint, solvents and sandblast materials. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes.

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

    Although we believe that we have properly disposed of all historical waste streams and that we have no outstanding liability regarding any past waste handling or spill activities, there is always the possibility that future spills and releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment could cause us to become subject to remediation costs and liabilities under CERCLA, RCRA, or other environmental laws. The costs and liabilities associated with the future imposition of remedial obligations could have the potential for a material adverse effect on our operations or financial position.

    We are also subject to the requirements of OSHA and comparable state statutes. These laws and regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we maintain and/or disclose information about hazardous materials used or produced in our operations.

While we do not believe that compliance with existing requirements under applicable U.S. environmental laws and regulations will have a material adverse effect on our business and results of operations, we cannot guarantee that we will not incur substantial costs now or in the future with respect to compliance with or liability under such laws and regulations.

    Our operations outside the U.S. are subject to foreign governmental laws and regulations relating to health, safety, and the environment and other regulated activities. While we do not believe that compliance with existing foreign environmental laws and regulations will have a material adverse effect on our business and results of operations, we cannot guarantee that we will not incur substantial costs now or in the future with respect to compliance with or liability under such foreign laws and regulations.

Related Party Agreements

    Prior to the acquisition of our general partner by Spartan on January 29, 2021, TETRA provided all services reasonably necessary to manage our operations and conduct our business other than in Mexico and Argentina, and certain of TETRA’s Latin American subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American business pursuant to the Omnibus Agreement. The Omnibus Agreement terminated upon the closing of the GP Sale. In connection with the acquisition of our general partner by Spartan, the Partnership entered into a Transition Services Agreement with TETRA through which TETRA will provide certain corporate and general and administrative services requested by our general partner including certain legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services for up to one year. Pursuant to our partnership agreement, we will reimburse our general partner and Spartan and its subsidiaries for services they provide to us.

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

We depend on demand for and production of oil and natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenue and cash available for distribution to our unitholders to decrease.

    Our operations are significantly dependent upon the demand for, and production of, oil and natural gas in the various U.S. and international markets in which we operate. Oil and natural gas production rates are volatile and may be affected by, among other factors, prices for such commodities, market uncertainty, weather and availability of alternative energy sources.

    Although oil prices steadily rose during late 2020 and early 2021, they fell during early 2020, with West Texas Intermediate oil prices dropping from a high of $63.27 per barrel in January 2020 to a low of negative $36.98 per barrel in April 2020. The West Texas Intermediate price averaged $39.16 per barrel during 2020. Over this same period, U.S. natural gas prices have also been volatile, with the Henry Hub price ranging from a high of $3.14 per million British thermal units ("MMBtu") in October 2020 to a low of $1.33 per MMBtu in September 2020. As of March 2, 2021, the price of West Texas Intermediate oil recovered and was $59.75 per barrel and the Henry Hub price for natural gas was $2.84 per MMBtu. The prolonged volatility and low levels of oil and natural gas prices and persisting supply and demand imbalances have depressed the levels of exploration, development, and production activity, and if the drop in oil and natural gas prices we have experienced in 2020 returns or further declines, and the supply and demand imbalance persists, there would be a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Should current market conditions worsen for an extended period of time, we may be required to record additional asset impairments. Such potential impairment charges could have a material adverse impact on our operating results.

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

The COVID-19 pandemic and the resulting economic impact have had a significant negative impact on the oil and gas industry. The deterioration in demand for oil caused by the pandemic, coupled with oil oversupply, has had, and is reasonably likely to continue to have, an adverse impact on the demand for our services. The public health crisis caused by the COVID-19 pandemic, and the measures that have been taken or that may be taken in the future by governments, various regulatory agencies, our customers and our suppliers, have had, or may in the future have, certain negative impacts on our financial condition, results of operations, and liquidity, including, without limitation, the following:
•demand for our services declining as our customers continue to adjust their operations in response to potentially lower oil and gas prices and decreased demand for oil and natural gas;
•actions undertaken by national, state and local governments and health officials to contain COVID-19 or treat its effects. In response to various governmental directives, at certain times we have required most office-based employees, including most employees based at our headquarters in The Woodlands, Texas, to work remotely. We may experience reductions in productivity and disruptions to our business routines when work-from-home arrangements are in place;
•logistical complications and increased costs adapting our disclosure controls and procedures and our internal control over financial reporting in a changing environment that includes work-from-home arrangements and furloughs. In the future we may encounter operational challenges or disruptions stemming from the pandemic that require us to implement new or enhanced internal controls to mitigate the risks of operating in a remote environment or increased risks of material misstatements resulting from changes to the business and other uncertainties;
•restrictions on importing and exporting products;
•impacts related to late customer payments and contractual defaults associated with customer and supplier bankruptcies;
•a credit rating downgrade of our debt and potentially higher borrowing costs in the future;
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

The resumption of our normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on the oil and gas industry. Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a significant adverse effect on our financial condition, results of operations, or liquidity. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risks discussed elsewhere in these Risk Factors. The full extent to which the COVID-19 pandemic will negatively affect our financial condition, results of operations, or liquidity will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the COVID-19 infection rate, the efficacy and distribution of COVID-19 vaccines, the actions taken by authorities to contain it to treat its impact, and the resulting impact on the oil and gas industry. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our financial condition, results of operations, or liquidity or the pace or extent of any subsequent recovery. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be unable to repurchase our 7.50% First Lien Notes due 2025 and 10.000%/10.750% Second Lien Notes due 2026 in the event of a change of control as required by their respective indentures.

Holders of our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) and 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes”) have the right to require us to repurchase their notes at a price equal to 101% of the principal amount, in each case, upon the occurrence of any specified change of control event. If we experience a rating decline within 90 days after the GP Sale, it would constitute a change of control under the indentures governing our First Lien Notes and Second Lien Notes, requiring us to make an offer to repurchase such notes. We cannot assure you that one or more rating agencies will not downgrade the ratings for our First Lien Notes or Second Lien Notes or take action to withdraw their ratings of our First Lien Notes and Second Lien Notes within 90 days after the GP Sale.

Any change of control also would constitute a default under our Credit Agreement. Therefore, upon the occurrence of a change of control, the lenders under our Credit Agreement would have the right to accelerate the payment obligations with respect to our Credit Agreement, and if so accelerated, we would be required to pay all of our outstanding obligations under our Credit Agreement. We may not be able to repay or repurchase our First Lien Noes and Second Lien Notes at that time because we may not have available funds to repay the debt or pay the repurchase price as applicable. Any requirement to repay or to offer to purchase any outstanding First Lien Notes and Second Lien Notes may result in us having to refinance our outstanding indebtedness, which we may not be able to do. In addition, even if we were able to refinance our outstanding indebtedness, such financing may be on terms unfavorable to us. A change of control under the indentures governing our First Lien Notes and Second Lien Notes could have a material adverse effect on our business, results of operations, and financial condition.

Our current capital structure, along with current debt and equity market conditions, may continue to limit our ability to obtain financing to pursue business growth opportunities.

Conditions in the markets for debt and equity securities in the energy sector have increased the difficulty of obtaining debt and equity financing to grow our business. We expect that the stock market decline beginning in March 2020 will make it more difficult to obtain debt and equity financing in the near future. As of December 31, 2020, the market price for our common units was $1.06 per common unit, down from the 2019 high of $3.74 per common unit. The closing price of our common units was $1.91 as of March 2, 2021. The issuance of new common units or debt convertible into common units in the future, could be significantly dilutive to current common unitholders. In addition, as of December 31, 2020, we had approximately $637.9 million aggregate principal amount outstanding of our 7.25% Senior Notes due 2022 (the “Senior Notes”), First Lien Notes and Second Lien Notes. Obtaining equity or debt financing in the current market environment is particularly difficult for us, given our current levels of long-term debt.

    During the year ended December 31, 2020, our aggregate capital expenditures totaled $14.7 million, which were primarily growth capital expenditures to increase our compression services equipment fleet. The majority of these capital expenditures were funded from our operating cash. As of December 31, 2020, our total cash balance was $16.6 million. We anticipate capital expenditures in 2021 to range from $30.0 million to $40.0 million. These capital expenditures include approximately $20.0 million to $24.0 million of maintenance capital expenditures and approximately $8.0 million to $12.0 million of capital expenditures primarily associated with the expansion of our compression services fleet, and $2.0 million to $4.0 million of capital expenditures related to investments in technology, primarily software and systems. We will continue to monitor such estimates going forward. We expect that the combination of $16.6 million of cash on hand at the beginning of 2021 and operating cash flows expected to be generated during the year will be sufficient to fund these capital expenditures without having to incur additional long-term debt and without having to access the equity markets. However, our ability to grow our business through capital expenditures or acquisitions beyond these sources of financing may be significantly limited or curtailed. Without the ability to increase our compression equipment fleet or otherwise grow our operations, our ability to continue to retain customers whose compression services needs are expanding and to increase distributions to our common unitholders in the future may be limited.

Our long-term debt levels result in a significant amount of our operating cash flows being used to fund debt service requirements.

    The aggregate carrying value of our First Lien Notes and Second Lien Notes as of December 31, 2020 are $399.7 million and $159.0 million, respectively. In addition, we have an aggregate carrying value of $80.0 million of our Senior Notes outstanding as of December 31, 2020. The interest expense related to our long-term indebtedness reduces our cash available to fund capital expenditures or for distribution. Our ability to service our indebtedness in the future will depend upon, among other things, our future financial and operating performance, which will be impacted by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we may be forced to consider taking actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, delaying any desired increase of distributions, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to take any of these courses of action.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to increase cash distributions to our common unitholders.

    Beginning with the first quarter of 2019, our common unit distributions decreased from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution is reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements, and future cash distributions to our common unitholders. In order to make cash distributions at this current distribution rate of $0.01 per common unit per quarter, or $0.04 per common unit per year, we will require available cash of approximately $0.5 million per quarter, or $1.9 million per year, based on the number of common units outstanding as of March 2, 2021. We may not have sufficient available cash each quarter to enable us to increase cash distributions or make any distribution at all. To the extent we issue additional partnership units in connection with our growth, the payment of distributions on those additional partnership units may further increase the risk that we will be unable to increase our per-unit distribution. There are no limitations in our partnership agreement or our Loan and Security Agreement (the "Credit Agreement") on our ability to issue additional common units. The amount of cash we can distribute to our common unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things, the market conditions described in these Risk Factors.

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

    Our Credit Agreement includes a maximum credit commitment of $35.0 million, which is available for loans, letters of credit (with a sublimit of $25.0 million), and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base determined by reference to the value of certain of our accounts receivable and inventory. We are required to maintain a $5 million reserve with respect to the borrowing base, which results in reduced liquidity. The maximum credit commitment may be increased by $25.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict our ability to take certain actions including, among other things and subject to certain significant exceptions, incurring debt, granting liens, making investments, entering into or amending existing transactions with affiliates, paying dividends, and selling assets. The Credit Agreement was amended on January 29, 2021 to temporarily increase the size of the reserve to $10.0 million and to also require that Spartan backstop all of our outstanding letters of credit. These temporary restrictions will expire on April 30, 2021 if there has not been a “Change of Control” under the secured senior notes indentures.

    In addition, the indentures governing our First Lien Notes, Second Lien Notes and our Senior Notes contain customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase, or redeem our common units, make certain investments and other restricted payments, or purchase or redeem any subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the collateral securing our First Lien Notes and Second Lien Notes; (v) consolidate, merge, or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. The indentures also contain customary events of default and acceleration provisions relating to events of default, which provide that upon an event of default under the indentures, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding First Lien Notes, Second Lien Notes and Senior Notes may declare all of the First Lien Notes, Second Lien Notes and Senior Notes to be due and payable immediately.

The loss of any of our most significant customers would result in a decline in our revenue and cash available to pay distributions to our common unitholders.

Our five most significant customers collectively accounted for approximately 33% of our 2020 revenues. Our services and products are provided to these customers pursuant to short-term contract compression services agreements, many of which are cancellable with 30-days notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

The credit and risk profile of Spartan could adversely affect our business and our ability to make distributions to our common unitholders.

    The credit and business risk profile of Spartan could adversely affect our ability to incur indebtedness in the future or obtain a credit rating, as credit rating agencies may consider the leverage and credit profile of Spartan and its affiliates in assigning a rating because of Spartan’s control of us, their performance of administrative functions for us, and our contractual relationships with them. Furthermore, the trading price of our common units may be adversely affected by financial or operational difficulties or excessive debt levels at Spartan. If the pledge of Spartan ownership of our general partner becomes effective in the future, control over our general partner could be transferred to Spartan’s lenders in the event of a default by Spartan.

Our ability to manage and grow our business effectively and provide quality services to our customers may be adversely affected if our general partner loses its management or is unable to retain trained personnel.

We rely primarily on the executive officers and other senior management of our general partner and Spartan to manage our operations and make decisions on our behalf. Our ability to provide quality compression services depends to a significant extent upon our general partner’s and Spartan’s ability to hire, train, and retain an adequate number of trained personnel. The departure of any of our general partner’s executive officers or other senior management could have a significant negative effect on our business, operating results, financial condition, and our ability to compete effectively in the marketplace. In connection with Spartan’s acquisition of our general partner, most of our general partner’s executive officers and other senior management resigned their positions, and Spartan appointed new officers in their place. Such significant turnover in management of our general partner could have negative impact on our business. We operate in an industry characterized by highly competitive labor markets, and, similar to many of our competitors, we have experienced high employee turnover in certain regions. It is possible that our labor expenses could increase if there is a shortage in the supply of skilled regional service supervisors and other service professionals. Our general partner may be unable to maintain an adequate skilled labor force necessary for us to operate efficiently and to support our growth strategy. Failure to do so could impair our ability to operate efficiently and to retain current customers and attract prospective customers, which could cause our business to suffer materially. Additionally, increases in labor expenses may have an adverse impact on our operating results and may reduce the amount of cash available for distribution to our common unitholders.

Further changes in the economic environment could result in further significant impairments of certain of our long-lived assets.

Decreased commodity prices have, and may continue to have, a negative impact on oil and gas drilling and capital expenditure activity, which affects the demand for a portion of our products and services. The prices of and demand for oil and natural gas have been volatile since early 2020, which is expected to adversely affect drilling levels, activity levels, and spending in the oil and natural gas industry. If these price or demand levels continue or further decline, demand for our products and services may significantly decrease, which could impact the expected utilization rates of our compressor package fleet. Under U.S. GAAP, we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in impairments, resulting in decreased earnings.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our assets and operations are subject to inherent risks such as vehicle accidents, equipment defects, malfunctions and failures, as well as other incidents that result in releases or uncontrolled flows of gas or well fluids, fires, or explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution, and other environmental damages. On occasion, we have experienced fires that have damaged or destroyed certain of our compression services fleet, and additional accidents or fires could occur in the future. We do not insure all of our assets and the insurance we do obtain may be inadequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future, or, if available, the premiums may not be commercially feasible. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we did not maintain liability insurance, our business, results of operations, and financial condition could be adversely affected. In addition, our business interruption insurance does not cover all potential losses. Please read “Health, Safety, and Environmental Affairs Regulations” for a description of how we are subject to federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and environment.

Our sales to and operations in non-U.S. markets exposes us to additional risks and uncertainties, including with respect to U.S. trade and economic sanctions, export control laws, and the Foreign Corrupt Practices Act
(“FCPA”), and similar anti-bribery laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures that could have a material impact on our business.

    We have operations in Mexico, Canada, and Argentina as well as a number of other non-U.S. markets. A portion of our expected future growth could include expansion in these and other non-U.S. markets. Non-U.S. operations carry special risks. Our operations in the countries in which we currently operate and those countries in which we may operate in the future, could be adversely affected by:
•government controls and actions, such as expropriation of assets and changes in legal and regulatory environments;
•import and export license requirements;
•political, social, or economic instability;
•trade restrictions;
•changes in tariffs and taxes;
•currency exposure;
•restrictions on repatriating foreign profits back to the United States; and
•the impact of anti-corruption laws.

    Sanctions imposed by the U.S. Office of Foreign Assets Control (“OFAC”) prohibit our operations in or sales to customers in certain non-U.S. markets. We are also subject to the FCPA, which prohibits U.S. companies and their intermediaries from bribing overseas officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and other similar laws governing our foreign operations. The FCPA’s non-U.S. counterparts, including the UK Bribery Act, contain similar prohibitions, although varying in both scope and jurisdiction. We operate in parts of the world that have experienced governmental corruption in the past.

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

    Because we have operations in Mexico, Canada and Argentina, and in certain other non-U.S. jurisdictions, a portion of our business is conducted in foreign currencies. As a result, we are exposed to currency exchange rate fluctuations that could have an adverse effect on our results of operations. If a foreign currency weakened significantly, we would be required to convert more of that foreign currency to U.S. dollars to satisfy our obligations, which would cause us to have less cash available for distribution. A significant strengthening of the U.S. dollar could result in an increase in our financing expenses and could materially affect our financial results under U.S. GAAP. Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. Most of our billings under the contracts with PEMEX and other clients in Mexico are in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos. In addition, future contract awards with PEMEX may require us to bill a larger portion of our revenues in Mexican pesos, which would expose us to additional foreign currency exchange rate risks.

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

Environmental and Technology Risks

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

    The EPA has adopted regulations to restrict emissions of GHGs under existing provisions of the CAA. Such EPA rules regulate GHG emissions under the CAA and require a reduction in emissions of GHGs from motor vehicles and from certain large stationary sources. For example, the EPA published final rules in June 2016 that require the reduction of volatile organic compounds and methane emissions from certain hydraulically fractured natural gas wells and further require that most wells use so-called “green” completions at certain hydraulically fractured natural gas wells. These regulations also established new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Certain of our compressor packages are subject to these requirements and additional control equipment and maintenance operations are required. While the EPA under the Trump Administration finalized rules to rescind or modify certain of these requirements in September 2020, including rescission of the methane-specific requirements applicable to sources in the production and processing segments of the oil and gas industry, various states and industry and environmental groups are separately challenging the EPA’s 2016 standards and its September 2020 final rule. Moreover, notwithstanding the current court challenges, the EPA under the Biden Administration is expected to reconsider the September 2020 final rule, which could result in more stringent GHG emissions rulemaking. While we do not believe that compliance with current regulatory requirements will have a material adverse effect on our business, additional or more stringent regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs. In addition, the EPA requires the annual reporting of GHG emissions from specified large GHG emission sources in the U.S., including petroleum refineries, as well as from certain oil and gas production facilities.

    In addition, in December 2015, over 190 countries, including the U.S., reached an agreement to reduce global GHG emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 170 nations, including the U.S., ratified or otherwise indicated their intent to be bound by the Paris Agreement. Although the U.S. withdrew from the Paris Agreement in November 2020, President Biden issued an executive order recommitting the U.S. to the Paris Agreement in January 2021.

    President Biden has also issued executive orders that commit to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risk across government agencies and economic sectors. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our facilities and operations could require us to incur costs. Further, Congress has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our products and services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and cause us to incur costs in preparing for or responding to those effects.

Regulatory initiatives related to hydraulic fracturing in the countries where we and our customers operate could result in operating restrictions or delays in the completion of oil and gas wells that may reduce demand for our services.

    Although we do not directly engage in hydraulic fracturing, our operations support many of our exploration and production customers in such activities. The practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities.

    Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA asserted regulatory authority pursuant to the federal Safe Drinking Water Act, Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; published final rules under the CAA in 2012 and published additional final regulations in June 2016 governing methane and volatile organic compound performance standards, including standards for the capture of air emissions released by the oil and natural gas hydraulic fracturing industry (however, rules were finalized in

September 2020 modifying or rescinding some of these requirements); published in June 2016 an effluent limitations guidelines final rule prohibiting the discharge of waste water from shale natural-gas extraction operations to a treatment plant; and in 2014 published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the U.S. Bureau of Land Management ("BLM") published a final rule in 2016 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. BLM under the Trump Administration issued a final rule in late 2018 rescinding the 2016 action; however, a California federal court vacated the 2018 final rule in July 2020, and a Wyoming federal court subsequently vacated the 2016 final rule in October 2020. Accordingly, the 2016 final rule is no longer in effect, but the Wyoming decision is expected to be appealed. Moreover, the Biden Administration is expected to pursue regulatory initiatives that regulate hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges. On January 20, 2021, the Acting Secretary of the U.S. Department of the Interior issued an order, effective immediately, that suspends new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days. In addition, President Biden issued an executive order on January 27, 2021, that suspends new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. However, these orders do not apply to operations under existing leases and permits.

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

    The information technology systems of TETRA, currently provided under the Transition Services Agreement, are critically important to operating our business efficiently. We rely on these information technology systems to manage business data, communications, supply chain, customer invoicing, employee information, and other business processes. TETRA outsources certain business process functions to third-party providers relies on these third-parties to maintain and store confidential information on their systems. The failure of these information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.
    Although TETRA allocates significant resources to protect these information technology systems, we have experienced within the past year varying degrees of cyber-incidents in the normal conduct of our business, including viruses, worms, other destructive software, process breakdowns, phishing and other malicious activities. On January 6, 2020, the Department of Homeland Security issued a public warning that indicated companies in the energy industry might be specific targets of cybersecurity threats. Such breaches have in the past and could again in the future result in unauthorized access to information including customer, supplier, employee, or other company confidential data. Our general partner carries insurance against these risks, although the potential damages we might incur could exceed our available insurance coverage. TETRA also invests in security technology and designs business processes to attempt to mitigate the risk of such breaches. While we believe these measures are generally effective, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced and expect to continue to experience, cybersecurity threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

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

During 2020, the market price for our common units ranged from a high of $2.74 per common unit to a low of $0.35 per common unit. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to operating performance and are attributable, in part, to outside factors such as the COVID-19 pandemic and its impact on the world economy. The volatility of our common units may make it difficult for you to resell our common units when you want at attractive prices.

If we cannot meet the continued listing requirements of the NASDAQ Global Market (the “NASDAQ”), the NASDAQ may delist our common units.

Beginning on April 24, 2020, and as recently as November 2, 2020, the Partnership has been notified by the NASDAQ from time to time that the closing price of CCLP’s common units over the prior 30 consecutive trading day period was below $1.00 per unit, which is the minimum closing price per unit required to maintain listing on the NASDAQ under Rule 5450 (“Rule 5450”). While the Partnership regained compliance with Rule 5450 on December 17, 2020, there can be no assurance that the Partnership will maintain compliance in the future. On March 02, 2021, the trading price of our common units closed at $1.91 per unit.

Upon receipt of notice of noncompliance from NASDAQ, the Partnership has a period of six months to regain compliance with Rule 5450, during which time our common units continue to be listed and traded on the NASDAQ, subject to our compliance with other continued listing standards. If we fail to regain compliance with Rule 5450 by the end of the cure period, the common units will be subject to the NASDAQ’s suspension and delisting procedures. If necessary, to regain compliance with NASDAQ listing standards, we may, subject to approval of the board of directors of our general partner, implement a reverse split of our common units. A delisting of our common units from the NASDAQ could negatively impact us by, among other things, reducing the liquidity and market price of our common units, reducing the number of investors willing to hold or acquire our common units, limiting our ability to issue securities or obtain financing in the future, and limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby restricting our ability to access the public capital markets.

On April 21, 2020, the NASDAQ adopted a new rule the Partnership has been at risk of violating. If the closing price for the Partnership’s common units is at or below $0.10 per unit for ten consecutive trading days, the Partnership will receive a delisting determination from the NASDAQ, which would terminate the opportunity to cure under Rule 5450. The Partnership could, however, request review of that determination by the NASDAQ hearings panel, which could grant the Partnership additional time to complete a reverse split of our common units or otherwise regain compliance.

Our partnership agreement requires us to distribute all of the available cash that we generate each quarter after paying expenses and establishing prudent operating reserves, which could limit our ability to grow.

    Our partnership agreement requires us to distribute all of the available cash we generate each quarter. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements (including the redemption of our remaining outstanding Preferred Units) and future cash distributions to our common unitholders. As a result, our general partner relies primarily upon external financing sources, including existing debt arrangements and the issuance of additional debt and equity securities, as well as cash flows from operations to a certain extent, to fund our expansion capital expenditures. To the extent that we are unable to finance growth externally, this requirement significantly impairs our ability to grow. In addition, also as a result of this requirement, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent that we issue additional units in connection with any expansion capital expenditures, the payment of distributions on those additional units may decrease the amount we distribute on each outstanding unit. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering.

Spartan controls our general partner, which has sole responsibility for conducting our business and managing our operations, and thereby controls us. Spartan has conflicts of interest, which may permit it to favor its own interests to our unitholders’ detriment.

    Spartan controls our general partner, and through the general partner controls us. Some of our general partner’s directors are directors or officers of Spartan or its affiliates that own our general partner. Therefore, conflicts of interest may arise between Spartan and its affiliates, including our general partner, on the one hand, and us and our common unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Spartan and its affiliates over the interests of our common unitholders. These conflicts include, among others, the following situations:

•neither our partnership agreement nor any other agreement requires Spartan to pursue a business strategy that favors us. The directors and officers of Spartan and its affiliates have a fiduciary duty to make these decisions in the best interests of Spartan, which may be contrary to our interests;
•our general partner controls the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Spartan, on the other hand, including provisions governing administrative services, acquisitions, and non-competition provisions;
•our general partner is allowed to take into account the interests of parties other than us, including Spartan and its affiliates, in resolving conflicts of interest;
•our general partner has limited its liability and reduced its fiduciary duties to our common unitholders and us, and has also restricted the remedies available to our common unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;
•our general partner will determine the amount and timing of asset purchases and sales, capital expenditures, borrowings, repayment of indebtedness, and issuances of additional partnership interests, each of which can affect the amount of cash that is available for distribution to our common unitholders;
•our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus, and this determination can affect the amount of cash that is distributed to our common unitholders;
•our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;
•our partnership agreement permits us to distribute up to $15 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings, or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on the incentive distribution rights;
•our general partner determines which costs incurred by it and its affiliates are reimbursable by us and Spartan will determine the allocation of shared overhead expenses;
•our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;
•our general partner decides whether to retain separate counsel, accountants, or others to perform services for us; and
•our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or the common unitholders. This election may result in lower distributions to the common unitholders in certain situations.

Our reliance on Spartan and TETRA for certain general and administrative support services and our limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition, and ability to make cash distributions to our unitholders. Cost reimbursements due to our general partner and its affiliates for services provided, which will be determined by our general partner, will be substantial and will reduce our cash available for distribution to our unitholders.

    Pursuant to our arrangements with Spartan and the Transition Services Agreement, Spartan and TETRA provide to us certain general and administrative services, including, without limitation, legal, accounting, treasury, insurance administration and claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services. Our ability to execute our growth strategy depends significantly upon Spartan’s and TETRA’s performance of these services. Our reliance on Spartan and TETRA could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. Additionally, Spartan and TETRA will each receive reimbursement for the provision of various general and administrative services for our benefit. Our general partner is also entitled to significant reimbursement for certain expenses it incurs on our behalf, including reimbursement for a portion of the cost of its employees who perform services for us. Payments for these services are substantial and reduce the amount of cash available for distribution to our common unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

We continue to rely on TETRA and its affiliates for certain transition services. The inability or unwillingness of TETRA or its affiliates to provide such services in a timely or effective manner could materially adversely affect our business, results of operations or financial condition.

We continue to rely on TETRA to provide us with certain services for our business and customers pursuant to the terms of the Transition Services Agreement. Certain of these services are essential to our efficient operation. After the transition period, we may be unable to provide these services internally because of financial or other constraints, and we may be unable to implement substitute arrangements on a timely and cost-effective basis on terms that are favorable to us, or at all. In addition, TETRA may fail to perform such transition services in a timely or effective manner, or at all, during the term of the Transition Services Agreement, either due to our inability or unwillingness to continue such services or for other reasons. If there is an interruption in such services prior to expiration of the Transition Services Agreement, or if such services are inadequate, we will be required to provide these services ourselves or obtain substitute arrangements with third parties on a faster timeline than anticipated, which may be challenging without significant effort or expense. Any failure by TETRA to perform such transition services, or any failure by us to replace such transition services with acceptable arrangements when necessary, could have a material adverse impact on our business, results of operations or financial condition.

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

    Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. For example, our partnership agreement:
•permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to consider any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, the exercise of its rights to transfer or vote the partnership units it owns, the exercise of its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement;
•provides that our general partner will not have any liability to us or our common unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;
•generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner acting in good faith and not involving a vote of our common unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;
•provides that our general partner and its executive officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•provides that in resolving conflicts of interest, it will be presumed that in making its decision our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

    Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors. The board of directors of our general partner will be chosen indirectly by Spartan through its subsidiary that is the sole shareholder of our general partner. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66.7% of all outstanding common units is required to remove our general partner. As of March 2, 2021, our general partner and its affiliates own 22.8% of our aggregate outstanding common units. Due to these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:
•our previously existing common unitholders’ proportionate ownership interests in us will decrease;
•the amount of cash available for distribution on each common unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding common unitholders may be diminished; and
•the market price of the common units may decline.

Control of our general partner has been and may be transferred to a third party without common unitholder consent.

    On January 29, 2021, control of our general partner was transferred from TETRA to Spartan. Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of Spartan or its subsidiaries from transferring all or a portion of its indirect ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and executive officers of our general partner with its own choices and thereby influence the decisions taken by the board of directors and executive officers.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units, other than our general partner and its affiliates, including Spartan. Accordingly, such unitholders’ voting rights may be limited.

    Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any partnership units held by a person that owns 20% or more of any class of partnership units then outstanding, other than our general partner, its affiliates, including Spartan, its transferees and persons who acquired such partnership units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of our common unitholders to call meetings or to acquire information about our operations, as well as other provisions.

Our general partner has a limited call right that may require our unitholders to sell common units at an undesirable time or price.

    If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of March 2, 2021, our general partner and its affiliates own an aggregate of 22.8% of our common units.

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

    A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Our common unitholders could be liable for any and all of our obligations as if they were a general partner if:
•a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•our common unitholders’ right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement, or to take other actions under our partnership agreement constitutes “control” of our business.

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

    While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of Spartan). As of March 2, 2021, our general partner and its affiliates own an aggregate of 22.8% of our common units.

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

    The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of the U.S. Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.

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

Approximately 10.9% of our consolidated revenues for the year ended December 31, 2020, was generated in non-U.S. jurisdictions, primarily Mexico, Canada, and Argentina. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional taxes being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated taxes being imposed in jurisdictions in which we are organized or from which we receive income and further reduce the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

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

    In response to current market conditions, we may engage in transactions to delever the Partnership and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt, could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. For example, the exchange of new notes for existing notes pursuant to the debt exchange by the Partnership during the second quarter of 2020 resulted in the allocation of COD income to our unitholders. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

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

    In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to the exceptions in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act,” discussed below), under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. This limitation could result in an increase in the taxable income allocable to a unitholder for such taxable year without any corresponding increase in the cash available for distribution to such unitholder.

For our 2020 taxable year, the CARES Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitations. The remaining 50% of such unitholder’s excess business interest is carried forward and subject to the same limitations as other taxable years.

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

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the U.S. on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

    Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker.

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

    Unitholders may be subject to tax in one or more non-U.S. jurisdictions, including Canada, Mexico, and Argentina, as a result of owning our common units if, under the laws of any such jurisdiction, we are considered to be carrying on business there. If unitholders are subject to tax in any such jurisdiction, they may be required to file a tax return with, and pay taxes to, that jurisdiction based on their allocable share of our income. We may be required to reduce distributions to unitholders on account of any withholding obligations imposed upon us by that jurisdiction in respect of such allocation to the unitholders. In addition, the U.S. may not allow a tax credit for any foreign income taxes that unitholders directly or indirectly incur.
Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties.

As of December 31, 2020, we owned two facilities in Oklahoma City, Oklahoma, and additional service facilities in North Dakota, Texas, and Utah. We lease 18 additional service facilities in Alabama, Arkansas, California, Colorado, New Mexico, Oklahoma, Texas and West Virginia. We also lease service facilities in Argentina, Canada, and Mexico. We lease a number of storage facilities located across the geographic markets we serve. We presently utilize a portion of TETRA’s headquarters in The Woodlands, Texas as our headquarters office. Our primary assets include our fleet of compression and other equipment. See “Item 1 Business - Products and Services - Compression Services,” for a discussion and description of our compression fleet. All obligations under our First Lien Notes and our Second Lien Notes are secured by security interests in substantially all of our assets, including our facility in Oklahoma City, Oklahoma, but excluding other real property assets.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Market Information

    Our common units are traded on NASDAQ under the symbol “CCLP.” As of March 2, 2021, there were 32 holders of record of the common units. The actual number of common unitholders is greater than this number of record holders and includes common unitholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

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

Definition of Available Cash. We define Available Cash in the partnership agreement, and it generally means, for each fiscal quarter, the sum of all cash and cash equivalents on hand at the end of the quarter:

•less the amount of cash reserves established by our general partner to:
◦provide for the proper conduct of our business after the end of the quarter;
◦comply with applicable law, any of our future debt instruments or other agreements; or
◦provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for future distributions, unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages for such quarter);
•plus, if our general partner so determines, all or any portion of any additional cash and cash equivalents on hand on the date of determination of Available Cash for the quarter resulting from working capital borrowings made after the end of the quarter.

Working capital borrowings are borrowings that are made under a credit agreement, commercial paper facility, or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners and with the intent of the borrower to repay such borrowings within twelve months from sources other than additional working capital borrowings.

Common Units. We pay quarterly distributions to the holders of common units to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cash payments to our general partner and its affiliates. Beginning with the distribution for the fourth quarter of 2018, we have paid a distribution of $0.01 per common unit, or $0.04 on an annualized basis. As a result, no payments are due under our incentive distribution rights to our general partner in connection with these quarterly distributions. (See discussion of incentive distribution rights below.) There is no guarantee that we will continue to pay the reduced current quarterly distribution on the common units or be able to increase it in the future. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2020 totaled $0.04 per common unit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Cash Flows - Financing Activities” for a discussion of restrictions on our ability to make distributions.

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

Our general partner also holds incentive distribution rights (“Incentive Distribution Rights”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.445625 per common unit per quarter. The maximum distribution of 50.0% includes distributions paid to our general partner on its 2.0% general partner interest and assumes that our general partner maintains its general partner interest at 2.0%. The maximum distribution of 50.0% does not include any distributions that our general partner may receive on any limited partner units that it owns.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
October 1 – October 31, 2020	—	$—	N/A	N/A
November 1 – November 30, 2020	—	—	N/A	N/A
December 1 – December 31, 2020	—	—	N/A	N/A
Total	—		N/A	N/A

Securities Authorized for Issuance under Equity Compensation Plans.

    See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for information regarding our equity compensation plans as of December 31, 2020.
Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to analyze major elements of our consolidated financial statements and provide insight into important areas of management’s focus. This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included elsewhere in this Annual Report. Statements in the following discussion may include forward-looking statements. These forward-looking statements involve risks and uncertainties. See “Item 1A. Risk Factors,” for additional discussion of these factors and risks.

Previously, our operations included our new unit sales business that included designing and fabricating a majority of the new standard and custom-designed, engineered compressor packages that were used to provide compression services or sold to our customers. In the fourth quarter of 2020, we fully exited the new unit sales business. These operations were previously included in equipment sales revenues and are now reflected as discontinued operations for all periods presented.

On January 29, 2021, Spartan acquired from TETRA the Partnership’s general partner, IDRs and 10.95 million common units in the Partnership (the “GP Sale”). In connection with the GP Sale, on January 29, 2021, TETRA entered into a Transition Services Agreement (the “Transition Services Agreement”) with the Partnership, pursuant to which TETRA will provide certain accounting, information technology and back office support services to the Partnership for a period of up to one year following closing. See Note 18 - “Subsequent Events” in the Notes to Consolidated Financial Statements in this Annual Report for further information.
Business Overview

    We provide compression services for natural gas and oil production, gathering, artificial lift, production enhancement, transmission, processing, and storage. Our compression and related services business includes a fleet of approximately 4,900 compressor packages providing approximately 1.2 million capacity in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Our aftermarket business provides compressor package overhaul, repair, engineering and design, reconfiguration and maintenance services, as well as the sale of compressor package parts and components manufactured by third-party suppliers. Our customers operate throughout many of the onshore producing regions of the United States, as well as Mexico, Canada and Argentina.

    Our operations are significantly dependent upon the demand for, and production of, oil and the associated natural gas from unconventional oil and natural gas production in the U.S. and international markets in which we operate. During 2020, macroeconomic uncertainty in the oil and natural gas industry continued to drive steep declines in spending by the oil and gas operators but as oil prices stabilized above $40, the pace of horsepower being released slowed in comparison to the second quarter. In addition, the unprecedented drop in U.S. onshore oil and natural gas activity in the second quarter led to some of our customers temporarily shutting in wells and requesting that compression units be placed on standby. Customers continued bringing production back online throughout the third and fourth quarters and we ended the fourth quarter with approximately 7% of our U.S. fleet on standby as compared to 15% in the second quarter.

    Throughout 2020 and in response to the aforementioned market conditions, we saw our customers revise their capital budgets substantially downward and adjust their operations accordingly. Given the decline in orders for new compression equipment to be fabricated and sold to third parties, in early April 2020, we announced our plan to shut-down our Midland manufacturing facility. On July 2, 2020, we completed the previously announced sale of our Midland manufacturing facility for a total sale price of $17.0 million. We continued to operate the facility until the completion and sale of our remaining backlog, which was completed in October 2020. Following the completion of the backlog, we are no longer fabricating new compressor packages for sales to third parties or for our own service fleet. Future packaging needs for expansion in our service fleet will be met utilizing existing third-party packager relationships.

    The COVID-19 pandemic and decline in oil prices had a significant impact on our customers and industry. During the first quarter of 2020, we concluded that these events were indicators of impairment for all our asset groups. As a result, we performed a recoverability analysis on all our long-lived asset groups and we determined that the carrying values of our Midland manufacturing facility and related new unit sales inventory exceeded their respective fair values. Therefore, we recorded impairments of approximately $5.5 million during the first quarter of 2020 related to these assets. During the second quarter of 2020, primarily as a result of continued negative impacts on our compression fleet associated with the COVID-19 pandemic and declines in oil and gas prices, we recorded impairments and other charges of approximately $9.0 million associated with non-core used compressor equipment that we have held for sale, the low-horsepower class of our compression fleet, and field inventory for compression and related services. During the fourth quarter of 2020, we recorded impairments and other charges of approximately $6.5 million associated with compressor equipment. Given the dynamic nature of the current market amidst the pandemic and a prolonged recovery, we are not able to reasonably estimate how long our operations will be impacted and the full impact these events will have on our operations. As a result, we could have indicators of impairment again in future periods resulting in additional asset impairments. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet or any other non-core asset.

We have taken aggressive cost reduction initiatives to improve our liquidity. In addition, during the second quarter of 2020, we completed a debt exchange that resulted in a reduction in outstanding long-term debt of $9.6 million and the extension of maturity dates of certain of our remaining long-term debt balances.

We actively managed our cost structure as a proactive response to the changing market conditions throughout the second, third and fourth quarters of 2020, taking necessary actions to manage through these conditions, some of which could result in impairments or restructuring charges in future periods. Temporary and permanent cost reductions we have implemented include reductions in 2020 capital expenditures, workforce reductions, salary reductions, furloughs, a reduction in the cash retainers for the directors of our general partner, the suspension of 401(k) matching contributions for our employees, targeted reduction in SG&A expenses, rationalization of our real estate facilities, and negotiated reductions in expenditures with many of our suppliers. In 2021, we plan to monitor our operations and financial performance and make changes as necessary. While we are not able to predict how long market disruptions resulting from the COVID-19 pandemic and diminished demand for oil will continue, or what impact they will ultimately have on our business, we saw activity leveling out at the end of the fourth quarter. We are encouraged by recent improvements in oil and gas prices and projections of demand recovery, driven by anticipated COVID-19 vaccinations as they are administered on a wider scale. However, the risk of additional strains of COVID-19, increases in the number of cases, that recently developed vaccines may not be successful in preventing COVID-19 or the potential outbreak of a new or mutated virus, and the possibility of future lockdowns makes any forecast for improvement uncertain. In addition, capital discipline throughout the energy sector may limit production growth as the economy recovers from the pandemic. Despite challenging market conditions, we will continue to maintain our commitment to safety and service quality for our customers.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document. Previously, our equipment sales business included our new unit sales business that consisted of the fabrication and sale of new standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas that were used to provide compression services or sold to our customers. We sold the Midland facility in July 2020. In the fourth quarter of 2020, we fully exited the new unit sales business and we have reflected these operations as discontinued operations for all periods presented. See Note 9 - “Discontinued Operations” in the Notes to Consolidated Financial Statements in this Annual Report for further information. Used equipment sales revenue continues to be included in equipment sales revenue.

2020 Compared to 2019

	Year Ended December 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In Thousands)
Revenues:
Compression and related services	$228,088	$258,270	$(30,182)	75.6%	75.9%	(11.7)%
Aftermarket services	60,290	76,290	(16,000)	20.0%	22.4%	(21.0)%
Equipment sales	13,209	5,533	7,676	4.4%	1.6%	138.7%
Total revenues	301,587	340,093	(38,506)	100.0%	100.0%	(11.3)%
Cost of revenues:
Cost of compression and related services	108,843	125,104	(16,261)	36.1%	36.8%	(13.0)%
Cost of aftermarket services	52,444	63,757	(11,313)	17.4%	18.7%	(17.7)%
Cost of equipment sales	12,946	6,323	6,623	4.3%	1.9%	104.7%
Total cost of revenues	174,233	195,184	(20,951)	57.8%	57.4%	(10.7)%
Depreciation and amortization	80,007	75,629	4,378	26.5%	22.2%	5.8%
Impairments and other charges	15,367	3,160	12,207	5.1%	0.9%	386.3%
Insurance recoveries	(517)	(555)	38	(0.2)%	(0.2)%	(6.8)%
Selling, general, and administrative expense	34,295	36,629	(2,334)	11.4%	10.8%	(6.4)%
Interest expense, net	54,468	53,375	1,093	18.1%	15.7%	2.0%
Series A Preferred fair value adjustment	—	1,470	(1,470)	—%	0.4%	(100.0)%
Other (income) expense, net	3,544	(486)	4,030	1.2%	(0.1)%	(829.2)%
Loss before taxes and discontinued operations	(59,810)	(24,313)	(35,497)	(19.8)%	(7.1)%	146.0%
Provision for income taxes	3,144	2,947	197	1.0%	0.9%	6.7%
Loss from continuing operations	(62,954)	(27,260)	$(35,694)	(20.9)%	(8.0)%	130.9%
Loss from discontinued operations, net of taxes	(10,886)	6,287	$(17,173)	(3.6)%	1.8%	(273.2)%
Net loss	$(73,840)	$(20,973)	$(52,867)	(24.5)%	(6.2)%	252.1%

Revenues

    Compression and related services revenues decreased by $30.2 million, or 11.7%, during 2020 compared to the prior year. The COVID-19 pandemic’s impact on demand for oil and natural gas and the resulting decline in oil prices led to a significant reduction in customer activity resulting in a decrease in demand for compression services. We experienced returned compressors, compressors placed on standby rates, and have made some pricing concessions, all contributing to a decrease in revenues. With the recent stabilization of oil prices, some of the compressors previously placed on standby have now been returned to service. The overall compression fleet horsepower utilization rate as of December 31, 2020 decreased to 76.4% compared to 90.0% as of December 31, 2019.

    Aftermarket services revenues decreased $16.0 million, or 21.0%, during 2020 compared to the prior year resulting from decreased demand for services as a result of lower customer activity levels and deferral of maintenance on customer compressor fleets.

    Equipment sales revenues increased $7.7 million, a 138.7% increase, during 2020 compared to the prior year, primarily because of an increase in used compressor sales during 2020 compared to the prior year period.

Cost of revenues

Cost of compression and related services decreased compared to the prior year consistent with decreased revenues. Cost of compression and related services as a percentage of compression and related services revenues decreased from 48.4% during the prior year to 47.7% during the current year due to cost-saving actions including labor efficiencies, reduced maintenance costs, and lower indirect and overhead costs.

    Cost of aftermarket services decreased compared to the prior year period consistent with the decrease in revenues.

    Cost of equipment sales increased less than the increase in associated revenues, improving to a net gain in 2020 from a net loss in 2019.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense increased compared to the prior year due to additions to the high-horsepower class of our compression fleet.

Impairments and other charges

    During the year ended December 31, 2020, we recorded impairments and other charges of $15.4 million on our non-core used compressor equipment, certain classes of our compression fleet that are under utilized due to market preferences, and field inventory for compression and related services.

Insurance recoveries

    Insurance recoveries relate to insurance claim proceeds received related to fleet compressor packages that were damaged during the prior year.

Selling, general, and administrative expense

    Selling, general, and administrative expenses decreased during 2020 compared to the prior year largely due to decreased employee expenses, including wages, incentives, benefits, and other employee related expenses of $2.4 million.

Interest expense, net

Interest expense, net, increased during 2020 compared to the prior year due to higher interest rates associated with our Second Lien Notes following the June 2020 debt exchange. Interest expense, net, during the current and prior year periods includes $2.6 million and $3.2 million, respectively, of finance cost amortization and other non-cash charges.

Series A Preferred fair value adjustment

    The Series A Preferred Units fair value adjustment was $1.5 million charged to earnings during 2019. All the remaining outstanding Preferred Units were redeemed for cash on August 8, 2019.

Other (income) expense, net

Other (income) expense, net, was $3.5 million of expense during 2020 compared to $0.5 million of income during the prior year. This increase in expense is primarily due to $4.8 million of fees associated primarily with the unsecured debt exchange transaction and increased foreign currency losses of $1.1 million, partially offset by decreased expense of $1.5 million associated with the redemption premium incurred during the prior year period in connection with the redemption of Preferred Units for cash.

Provision for income taxes

    As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. We are treated as a partnership for federal tax purposes with each partner being separately taxed on its share of our taxable income. However, a portion of our business is conducted through taxable U.S. corporate subsidiaries. Accordingly, a U.S. federal and state income tax provision has been reflected in the accompanying statements of operations. Certain of our operations are located outside of the U.S. and we, through our foreign subsidiaries, are responsible for income taxes in these countries.

    Our effective tax rate for the year ended December 31, 2020, was negative 5.3% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Income (loss) from discontinued operations, net of tax

Income (loss) from discontinued operations, net of tax changed from $6.3 million of income for the year ended December 31, 2019 to a $10.9 million loss for the year ended December 31, 2020. The Partnership exited the new unit sales business during 2020, with final completions in October. New unit sales revenues decreased $100.0 million while costs of sales and services associated with new unit sales decreased $83.8 million. The 2020 loss includes $5.5 million of impairments. The increase in losses was partially offset by a $2.6 million decrease in selling, general, and administrative expenses primarily from bad debt expense recorded in 2019 related to the bankruptcy of a customer.
How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, quarter-to-quarter, year-to-date, and year-to-year comparisons and as compared to budget. This analysis is useful in identifying adverse cost trends and allows us to investigate the cause of these trends and implement remedial measures if possible. The most significant portions of our operating expenses are for our field labor, repair and maintenance of our equipment, vehicle leases and for the fuel and other supplies consumed while providing our services. The costs of other materials consumed while performing our services, ad valorem taxes, other labor costs, truck maintenance, rent on storage facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with our level of activity.

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year ended December 31, 2020, is provided within the Results of Operations sections below.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain non-cash charges and other non-recurring or unusual expenses or charges, including impairments, equity compensation, bad debt expense attributable to bankruptcy of customer, non-income tax contingency, non-cash costs of compressors sold, fair value adjustments of our Preferred Units, write-off of unamortized financing costs, and excluding Series A Convertible Preferred Unit redemption premiums and severance. Adjusted EBITDA is used as a supplemental financial measure by our management to:

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

The following table reconciles net income (loss) to Adjusted EBITDA from continuing and discontinued operations for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Net income (loss)	$(73,840)	$(20,973)	$(36,978)
Provision for income taxes	3,211	3,353	2,615
Depreciation and amortization	80,533	76,663	70,500
Impairments and other charges	20,841	3,313	681
Bad debt expense attributable to bankruptcy of customer	—	1,768	—
Interest expense, net	54,468	53,375	52,585
Equity compensation	1,389	1,064	639
Expense for unamortized finance costs	—	—	3,539
Non-income tax contingency	—	—	2,110
Series A Preferred redemption premium	—	1,468	—
Series A Preferred fair value adjustments	—	1,470	(838)
Debt exchange expenses	4,892	—	—
Severance	2,034	118	12
Non-cash cost of compressors sold	12,812	6,023	4,126
Other	2,438	630	176
Adjusted EBITDA	$108,778	$128,272	$99,167

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

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Cash from operations, net	$20,762	$67,696	$30,121
Capital expenditures, net of sales proceeds	(12,334)	(64,773)	(103,489)
Midland sale proceeds	17,000	—	—
Free cash flow	$25,428	$2,923	$(73,368)

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

	December 31,
	2020	2019	2018
Horsepower
Total horsepower in fleet	1,175,075	1,177,745	1,135,477
Total horsepower in service	897,446	1,059,590	983,848
Total horsepower utilization rate	76.4%	90.0%	86.6%

The following table sets forth our horsepower utilization rates by each horsepower class of our compression fleet as of the dates shown.

	December 31,
	2020	2019	2018
Horsepower utilization rate by class
Low horsepower (0-100)	59.4%	70.8%	66.4%
Medium-horsepower (101-1,000)	74.5%	86.0%	84.9%
High-horsepower (1,001 and over)	81.5%	97.9%	95.0%
Total Horsepower utilization rate	76.4%	90.0%	86.6%

The total horsepower utilization rate and the utilization rate by each horsepower class have each decreased this year compared to the prior year due to significantly lower customer activity levels. The current year has been impacted by the COVID-19 pandemic and we believe our utilization rates for the first quarter of 2021 will also continue to be negatively impacted by the COVID-19 pandemic and related market conditions in the oil and gas industry. Natural gas prices have increased from 2020 lows.

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
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, and long-term and short-term borrowings, which we believe will be sufficient to meet our working capital and reduced growth capital requirements during 2021. We are monitoring the spending plans of our customers due to the macroeconomic uncertainties resulting from the recent substantial declines in prices of oil and natural gas and the ongoing COVID-19 pandemic. These uncertainties have negatively impacted our customers’ demands for our products and services, which has negatively impacted our businesses. Although oil and natural gas prices have recovered in the third and fourth quarters of 2020 from their lows earlier in the year, the outlook for 2021 is uncertain. If oil and natural gas prices decrease from current levels, our businesses could be further negatively impacted. In addition, current conditions in the market for debt and equity securities in the energy sector have increased the difficulty of obtaining equity and debt financing and we expect this to continue in the near future. Despite these challenges, we remain committed to a long-term growth strategy. Our near-term focus is to maintain our compression fleet, while continuing to preserve and enhance liquidity through strategic, operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transactions are in the best interests of our business, such as the sale of the Midland facility and the agreement we entered into during the second quarter to sell 58 of our idle units below 500 horsepower to one of our customers. We are subject to business and operational risks that could materially adversely affect our cash flows and together with risks associated with current debt and equity market conditions, our ability or desire to issue such securities.

    Following the redeployment of our idle fleet, meeting increased demand for our compression services will require ongoing capital expenditure investment, which could be significant. We expect to fund any future capital expenditures, along with potential acquisitions, if any, with existing cash balances, cash flow generated from our operations, and funds received from the issuance of additional debt and equity securities. We may also seek to expand our compression fleet through finance or operating leases with third parties. However, we are subject to business and operational risks that could materially adversely affect our cash flows and together with risks associated with current debt and equity market conditions, our ability or desire to issue such securities. Please read “Item 1A. Risk Factors.”

The level of future growth capital expenditures depends on demand for compression services, the level of cash available to fund these expenditures, and our decisions whether to utilize available cash to fund increases in our quarterly common unit distribution, retire debt, or make capital expenditures. We anticipate capital expenditures in 2021 to range from $30.0 million to $40.0 million. These capital expenditures include approximately $20.0 million to $24.0 million of maintenance capital expenditures and approximately $8.0 million to $12.0 million of capital expenditures primarily associated with the expansion of our compression services fleet and $2.0 million to $4.0 million of capital expenditures related to investments in technology, primarily software and systems. The foregoing estimates were based on assumptions regarding the ongoing impact of the decline of oil and gas prices and the COVID-19 pandemic. We expect that the combination of cash on hand and operating cash flows expected to be generated during the year will be sufficient to fund capital expenditures without having to incur additional long-term debt and without having to access the equity markets.

    On January 19, 2021, our general partner declared a cash distribution attributable to the quarter ended December 31, 2020 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution was paid on February 12, 2021 to each of the holders of common units of record as of the close of business on January 29, 2021.
Cash Flows

A summary of our sources and uses of cash during the year ended December 31, 2020 is as follows:

	Year Ended December 31,
	2020	2019
Operating activities	$20,762	$67,696
Investing activities	5,183	(64,218)
Financing activities	(11,685)	(16,970)

Operating Activities

Net cash provided by operating activities decreased by $46.9 million during the year ended December 31, 2020 to $20.8 million compared to $67.7 million provided by operating activities in 2019. Our cash provided from operating activities was primarily generated from the provision of compression and related services as well as the sale of new compressor packages which we have now exited. The decrease in cash provided by operating activities was primarily due to a decrease in revenue and the effect of working capital movements, particularly related to timing of payments of accounts payable.

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
Investing Activities

Capital expenditures during the year ended December 31, 2020 decreased by $61.1 million compared to 2019 as we adjusted to market conditions. Total capital expenditures during 2020 were $27.5 million, including the $12.8 million cost of compression units sold. Total capital expenditures for 2020 include $18.9 million of maintenance capital expenditures. Proceeds from the sale of property, plant and equipment was $19.4 million in 2020 primarily from the sale of our Midland manufacturing facility.

During 2020 the Partnership launched an initiative to rationalize its fleet by selling smaller and mid-sized equipment to focus on the larger-horsepower fleet as well as to sell equipment outside its core area of focus. During the year, one of the Partnership’s larger customers requested to buy large units recently deployed. Additionally during 2020, the Partnership sold its Midland fabrication facility and real estate for $17 million. As a result, cash proceeds in 2020 from the sale of used equipment exceed the purchase of new equipment. In addition, the level of growth capital expenditures depends on forecasted demand for compression services. If the forecasted demand for compression services increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted, subject to the availability of funds. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Distributions

Beginning with the distribution to common unitholders during February 2019, we reduced our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). We used the cash savings from the reduced distribution to redeem the remaining Preferred Units for cash. Accordingly, during the year ended December 31, 2020, we distributed $1.9 million of cash distributions to our common unitholders and general partner.

Series A Convertible Preferred Units

    In January 2019, we began redeeming Preferred Units for cash resulting in 2,660,569 Preferred Units being redeemed during the year ended December 31, 2019 for $31.9 million, which includes $1.5 million of redemption premium that was paid. The last redemption of the remaining Preferred Units occurred on August 8, 2019.

Credit Facility

    As of December 31, 2020, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $14.2 million. On January 29, 2021, the Partnership amended the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for maximum revolving credit commitments of $35.0 million and includes a $5.0 million reserve, which results in reduced borrowing availability. The Credit Agreement was amended on January 29, 2021 to temporarily increase the size of the reserve to $10.0 million and also require that Spartan backstop all of our outstanding letters of credit. These temporary restrictions will expire on April 30, 2021 if there has not been a “Change of Control” under the Partnership’s secured senior notes indentures. The Credit Agreement includes a $25.0 million sublimit for letters of credit.

The maturity date of the Credit Agreement is June 29, 2023. As of December 31, 2020, we had no outstanding balance and had $3.5 million in letters of credit against our Credit Agreement. As of March 2, 2021, we have no balance outstanding under our Credit Agreement and $3.5 million in letters of credit which are backstopped by Spartan and not counted against availability, leaving availability under the CCLP Credit Agreement of $10.0 million. The amounts the Partnership may borrow under the Credit Agreement are based on the amounts of CCLP’s accounts receivable and the value of certain inventory. Decreases in the amount of CCLP’s accounts receivable and the value of its inventory would result in reduced borrowing availability under the Credit Agreement.

Notes

We may from time to time seek to retire or purchase certain amounts of our outstanding senior notes through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

7.25% Senior Notes due 2022

As of December 31, 2020, our 7.25% Senior Notes due 2022 (the “Senior Notes”) had $80.0 million outstanding net of unamortized discounts and unamortized deferred financing costs. Interest on these notes is payable on February 15 and August 15 of each year. The Senior Notes are unsecured obligations, and are guaranteed on an unsecured basis by the Partnership’s subsidiaries that guarantee the Credit Agreement.

Our Senior Notes are jointly and severally, and fully and unconditionally, guaranteed by each of the Partnership’s domestic restricted subsidiaries (other than CSI Compressco Finance Inc.) that guarantee the Partnership’s other indebtedness (collectively, the "Guarantor Subsidiaries”).

The Senior Notes indenture includes customary provisions for the release of the guarantees by the Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of a guarantor under our revolving credit facility.

7.50% First Lien Notes due 2025

As of December 31, 2020, our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) had $399.7 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of December 31, 2020, our 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes”) had $159.0 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

In addition, the indentures governing our First Lien Notes and Second Lien Notes contain customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase, or redeem our common units, make certain investments and other restricted payments, or purchase or redeem any subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the collateral securing our First Lien Notes and Second Lien Notes; (v) consolidate, merge, or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. The indentures also contain customary events of default and acceleration provisions relating to events of default, which provide that upon an event of default under the indentures, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding First Lien Notes and Second Lien Notes may declare all of the First Lien Notes and Second Lien Notes to be due and payable immediately. We are in compliance with all covenants of the First Lien Notes and Second Lien Notes indentures as of December 31, 2020.

Leases

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. See Note 5 - “Leases” in the Notes to Consolidated Financial Statements in this Annual Report for further information.

Other Financing

In December 2020, TETRA sold 15 high horsepower compressors to Spartan Energy Services LLC, a subsidiary of Spartan, which were subject to an existing lease with the Partnership. In connection with the GP sale, TETRA also assigned the leases for that compression services equipment with the Partnership to Spartan. As of December 31, 2020, all compression units pursuant to this arrangement were completed. See Note 7 - “Related Party Transactions” in the Notes to Consolidated Financial Statements in this Annual Report for further information.

Off Balance Sheet Arrangements

As of December 31, 2020, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepared these financial statements in conformity with U.S. GAAP. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base these estimates on historical experience, available information, and various other assumptions that we believe are reasonable under the circumstances. We periodically evaluate these estimates and judgments, which may change as new events occur, as new information is acquired, and with changes in our operating environment. Actual results are likely to differ from current estimates, and those differences may be material. The following critical accounting policy reflects the most significant judgments and estimates used in the preparation of our financial statements.

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Historically, our business has not experienced significant impairments of its long-lived compression assets, as utilized compressor packages generate cash flows sufficient to support their carrying values. Unutilized assets are maintained and evaluated on a regular basis. Serviceable compressor packages that are currently unutilized are anticipated to be placed in service in future years as demand increases or as fully depreciated packages in service are replaced. Sales of compressor packages have historically been at selling prices in excess of asset cost. Intangible assets recognized as part of the CSI acquisition include trademark/tradename, customer relationships, and other intangible assets that are supported primarily by the estimated future cash flows of our operations. During the year ended December 31, 2020 and 2019, we recorded impairments of $15.4 million and $2.3 million on certain long-lived assets where the carrying values exceeded their respective fair values, including non-core used compressor equipment, the low-horsepower class of our compression fleet, certain classes of our compression fleet that are under utilized due to market preferences, and field inventory for compression and related services. During the year ended December 31, 2018, we recorded no impairments of long-lived assets. Impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production or pricing.

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

Recently Issued Accounting Pronouncements

    For a discussion of new accounting pronouncements that may affect our consolidated financial statements, see Note 2 - “Summary of Significant Accounting Policies, New Accounting Pronouncements,” in the Notes to Consolidated Financial Statements in this Annual Report.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management of our general partner has determined that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

    None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.

Corporate Governance and Director Independence

Our general partner, CSI Compressco GP LLC, is an indirect, wholly owned subsidiary of Spartan Energy Partners LP (“Spartan”) and has sole responsibility for conducting our business and managing our operations. The members of our general partner’s board of directors (our “Board”) oversee our operations. Unitholders are not entitled to elect the members of our Board or directly or indirectly participate in our management or operation. All of the members of our Board are appointed by Spartan Energy Holdco LLC, a direct, wholly owned subsidiary of Spartan. We do not hold annual unitholder meetings. References in this Part III to the “Board,” “directors,” “executive officers,” or “officers” refer to the Board, directors, executive officers, and officers of our general partner, unless otherwise indicated.

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

The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board currently consists of seven directors, three of whom, Denise G. Essenberg, Stephen R. Gill and James R. Larson, are independent as defined under the listing standards of the NASDAQ.

Name	Age	Position with CSI Compressco GP
Jonathan W. Byers	42	Chief Financial Officer, Director
Denise G. Essenberg	62	Independent Director
Ted A. Gardner	63	Director, Chairman of the Board of Directors
Stephen R. Gill	63	Independent Director
John E. Jackson	62	Chief Executive Officer, Director
James R. Larson	71	Independent Director
Roy McNiven	41	Senior Vice President - Operations
Michael E. Moscoso	55	Vice President - Finance
Matthew B. Pitcock	38	Vice President North America Sales, Compression Services
Robert W. Price	53	Chief Operating Officer, Director

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

Jonathan W. Byers has served as the Chief Financial Officer of our general partner and as a member of its Board since January 2021 and as Head of Corporate Development and Secretary of Spartan since 2010. Prior to joining Spartan, Mr. Byers served as Vice President, Corporate Development for Price Gregory Services (“Price Gregory”), a leading energy infrastructure services provider specializing in pipeline construction. Prior to joining Price Gregory, Mr. Byers held positions at SCF Partners (an energy focused investment firm) and General Atlantic (a global, growth focused private equity firm). Prior to General Atlantic, Mr. Byers was employed with Goldman Sachs Group in the Investment Banking Division. Mr. Byers holds a B.S. in Business Administration from Georgetown University and an MBA from Harvard Business School.

Denise G. Essenberg has served as an independent director of our general partner’s Board since February 2021. Ms. Essenberg is a retired Partner with PwC, retiring in June 2019 after 40 years serving numerous insurance clients across the property/casualty, life and health payor sectors of the insurance industry and advising on acquisitions, pre- and post-transaction integration issues, business divestitures and the adoption of new technologies. Ms. Essenberg served as the managing partner of the PwC Grand Rapids and Hartford offices from 2003 to 2008 and 2008 to 2011, respectively, with oversight and responsibility for client service, office operations and resource management and was the audit transformation leader of PwC’s insurance practice from 2014 to 2019. Ms. Essenberg has served on the board of directors and as a member of its audit and compliance committee and finance committee of Health Alliance Plan of Michigan since January 2021 and as a member of the board of directors and audit committee chairperson of Atain Insurance Company and Atain Specialty Insurance Company since June 2020. Ms. Essenberg received her BA from Michigan State University and attended the Kellogg School of Management Women’s Director Development Program at Northwestern University in 2015.

Ted A. Gardner has served as a director and as Non-Executive Chairman of our general partner’s Board since January 2021. Mr. Gardner is a co-founder and Managing Partner of Silverhawk Capital Partners. Mr. Gardner is currently a director of Incline Energy Partners, L.P., Kinder Morgan, Inc. (NYSE: KMI), Meridian Chemicals and Spartan. He was previously a director of Kinder Morgan Energy Partners, Athlon Energy, Summit Materials Inc. and Encore Acquisition Company. Ted earned a B.A. degree in Economics from Duke University and both a J.D. and an MBA from the University of Virginia.

Stephen R. Gill has served as an independent director of our general partner’s Board and as member of its Audit Committee since January 2021. Mr. Gill has served as the Chief Executive Officer of Lindsayca Solutions, an EPC firm specializing in production and processing facilities, since December 2018. From March 2017 to December 2018, Mr. Gill was retired. From January 2014 to January 2017, Mr. Gill was the Chief Executive Officer of Valerus, a global provider of compression, production, and processing equipment and turnkey facilities. Prior to Valerus, Mr. Gill served in various senior positions at Exterran and Hanover, including Vice President – International and at Ingersoll Rand & Dresser Rand.

John E. Jackson has served as the Chief Executive Officer of our general partner and as a member of its Board since January 2021 and as President and Chief Executive Officer of Spartan since 2010. Prior to joining Spartan, Mr. Jackson was the Chairman and CEO of Price Gregory. Prior to serving in his roles at Price Gregory, Mr. Jackson served as President and Chief Executive Officer of Hanover Compressor. Prior to that, he held several positions at Duke Energy Field Services, including Chief Financial Officer, and Union Pacific Resources. Mr. Jackson has served on the board of directors of Basic Energy Services, Inc. (NYSE: BAS) since December 2016 and Main Street Capital Corporation (NYSE: MAIN) since May 2014. He was previously a director of CNX Midstream Partners. Mr. Jackson holds a B.B.A. in Accounting from Baylor University.

James R. Larson has served as an independent director of our general partner’s Board and as Chairman of its Audit Committee since July 2011 and as a member of its Conflicts Committee since April 2012. Since January 1, 2006, Mr. Larson has been retired. From September 2005 until January 1, 2006, Mr. Larson served as senior vice president of Anadarko Petroleum Corporation (“Anadarko”). From December 2003 to September 2005, Mr. Larson served as senior vice president, finance and chief financial officer of Anadarko. From 2002 to 2003, Mr. Larson served as senior vice president, finance of Anadarko where he oversaw treasury, investor relations, internal audits and acquisitions and divestitures. From 1995 to 2002, Mr. Larson served as vice president and controller of Anadarko where he was responsible for accounting, financial reporting, budgeting, forecasting, and tax. Prior to that, he held various tax and financial positions within Anadarko after joining the company in 1981. Mr. Larson currently serves as a director, chairman of the audit committee and a member of the governance committee of Magnolia Oil & Gas Corporation, a publicly traded company that is subject to the reporting requirements of the Exchange Act. From September 2006 until June 2018, Mr. Larson served as a director of EV Management, LLC, the general partner of EV Energy GP, which was the general partner of EV Energy Partners, L.P. a publicly-traded limited partnership. Mr. Larson is a current member of the American Institute of Certified Public Accountants, Financial Executives International, the Tax Executives Institute and the National Association of Corporate Directors. He received his BBA degree in business from the University of Iowa.

    Roy E. McNiven has served as Senior Vice President of Operations of our general partner since December 2019 and as Vice President of Operations from October 2018 until December 2019.  Mr. McNiven most recently served as Vice President of Rental Operations at Nabors Industries (“Nabors”) from December 2017 until joining CSI Compressco. Prior to this role, he served for 13 years at Tesco Corporation in various management levels roles, including Vice President of Product Supply and Commercialization from March 2017 to December 2017, Vice President of Products and Services from May 2016 to March 2017, Vice President of Aftermarket Sales & Service, Rentals and Global Supply Chain from November 2014 to May 2016, and Global Director, Aftermarket Sales & Service and Rentals from June 2010 to November 2014, before Tesco was acquired by Nabors. Mr. McNiven earned a Bachelor of Business Administration degree, as well as an Executive MBA, from Athabasca University in Canada.

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

Robert W. Price has served as the Chief Operating Officer of our general partner and as a member of its Board since January 2021 and as Chief Operating Officer of Spartan since 2010. Prior to joining Spartan, Mr. Price held senior management positions with Exterran Corporation (NYSE: EXTN), Hanover Compressor Company and Ariel Compressor Corporation. Mr. Price has spent most of his career developing and executing gas treating and processing applications in the U.S. and Latin America. Mr. Price holds a B.S. in Mechanical Engineering from The University of Notre Dame and an MBA from Carnegie Mellon.

Board Meetings and Committees

During 2020, the Board held fourteen meetings. The standing committees of the Board during 2020 consisted of an Audit Committee and a Conflicts Committee. During 2020, the Audit Committee held six meetings, and the Conflicts Committee held ten meetings.

Audit Committee. During 2020, the Audit Committee was composed of Mr. Larson, as Chairman, D. Frank Harrison and William D. Sullivan. Messrs. Harrison and Sullivan departed the Board upon closing of the GP Sale. Currently, the Audit Committee is composed of Mr. Larson, as Chairman, Ms. Essenberg, and Mr. Gill. The purposes of the Audit Committee are to (i) oversee the financial and reporting processes of the Partnership and the general partner, and the audit of the Partnership’s financial statements, (ii) assist the Board in fulfilling its oversight responsibilities with regard to the integrity of the Partnership’s financial statements, the Partnership’s and the general partners’ compliance with legal and regulatory requirements, the qualifications, independence and performance of the Partnership’s independent registered public accounting firm, and the effectiveness and performance of the Partnership’s and the general partner’s internal audit function, and (iii) perform such other functions as the Board may assign from time to time. The Audit Committee has sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms, and approve any non-audit service to be performed by our independent registered public accounting firm. To promote the independence of its audit, the Audit Committee consults separately and jointly with the independent registered public accounting firm, our internal auditor, and management.

As required by NASDAQ and SEC rules regarding audit committees, the Board has reviewed the qualifications of the Audit Committee and has determined that no current committee member has a relationship with us that might interfere with the exercise of his independence from us or our affiliates. Included within such determination, the Board has determined that Messrs. Larson and Gill and Ms. Essenberg are, and Messrs. Harrison and Sullivan were, independent as defined in Section 10A of the Exchange Act and the listing standards of the NASDAQ. In addition, the Board has determined that Mr. Larson, the Chairman of the Audit Committee, is an audit committee financial expert within the definition established by the SEC.

Conflicts Committee. Membership of the Conflicts Committee, which was formed in April 2012, was composed of Messrs. Harrison and Larson during 2020. It is anticipated that committee membership will be established on an ad hoc basis going forward. The purposes of the Conflicts Committee are to (i) as requested by the Board, review and evaluate any potential conflicts of interest between us and the owner of our general partner or its affiliates or us and Spartan or its subsidiaries or affiliates, and (ii) carry out any other duties assigned by the Board that relate to potential conflicts of interest between us and the owner of our general partner or its affiliates or us and Spartan or its subsidiaries or affiliates. The Conflicts Committee has the sole authority to retain and terminate any consultants, attorneys, independent accountants or other service providers to assist it in the evaluation of conflicts matters, including the sole authority to approve their fees and other terms of retention.

As required by the Second Amended and Restated Partnership Agreement of the Partnership, the Board reviewed the independence of Messrs. Harrison and Larson and determined that each of them meets the independence standards established thereunder as required for service on the Conflicts Committee. Included within such determination, the Board also determined that each of Messrs. Harrison and Larson was independent as defined in Section 10A of the Exchange Act and the listing standards of the NASDAQ.

Item 11. Executive Compensation.

Compensation of Executive Officers

Summary Compensation

The following table sets forth the compensation earned by (i) our President (“Principal Executive Officer”), and (ii) each of our two other most highly compensated executive officers (each a “Named Executive Officer”) for the fiscal year ended December 31, 2020.

 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Unit Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation(3)	Total
		($)	($)	($)	($)	($)	($)
Brady M. Murphy	2020	(4)	(4)	$523,837	(4)	(4)	$523,837
President	2019	(4)	(4)	—	(4)	(4)	—

Roy E. McNiven	2020	$280,377	$175,000	$217,937	$—	$5,896	$679,210
SVP, Operations & Manufacturing	2019	286,460	—	151,035	104,021	10,909	552,425

Michael E. Moscoso	2020	$195,783	$150,000	$88,956	$—	$4,201	$438,940
Vice President - Finance	2019	205,255	—	100,692	75,064	8,135	389,146

(1)    On June 23, 2019, we entered into letter agreements (the “Bonus Letter Agreements”) with Messrs. McNiven and Moscoso, under which they are eligible to receive two separate bonus payments. The first bonus opportunity of $175,000 for Mr. McNiven and $150,000 for Mr. Moscoso was paid in June 2020. The Bonus Letter Agreements require Messrs. McNiven and Moscoso to comply with certain confidentiality, non-solicitation and non-competition covenants for the time periods set forth in the agreements.
(2)    The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2020 and 2019, as applicable, in accordance with FASB ASC Topic 718. The grant date fair value of performance phantom unit awards granted in each year are reported based on the probable outcome of the performance conditions on the grant date. The value of the 2020 performance phantom unit awards assuming achievement of the maximum performance level would be: Mr. McNiven, $217,937; and Mr. Moscoso, $88,956. Phantom unit awards and performance phantom unit awards granted under the CSI Compressco equity plan on February 22, 2020 relate to our common units and are valued at $2.04 per common unit in accordance with FASB ASC Topic 718. Each phantom unit award and performance phantom unit award granted on February 22, 2020 was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award. Each phantom unit award vests ratably over three years on the anniversary of the grant date until fully vested on February 22, 2023. Each performance phantom unit covers a three-year performance period and vesting of such award is subject to satisfaction of the performance criteria as determined by our Board.
(3)    The amounts reflected represent: (i) matching contributions under our 401(k) Retirement Plan prior to the suspension of such contributions in April 2020; (ii) for Messrs. McNiven and Moscoso, the value of distribution equivalent rights settled in connection with the vesting of unit awards that relate to CSI Compressco’s common units, which was $2,047 for Mr. McNiven, and $1,555 for Mr. Moscoso in 2020.
(4)     Other than the 2020 award of phantom units included in the “Unit Awards” column, the compensation of Mr. Murphy, the President and CEO of TETRA, is determined by TETRA. As noted above, no compensation other than the 2020 phantom unit award has been reported for Mr. Murphy because none of his other compensation is specifically allocated to us or payable by us under the Omnibus Agreement.

2021 Payment of Cash Retention Awards

On July 27, 2020 we entered into Cash Retention Award Agreements (the “2020 Retention Agreements”) with Messrs. McNiven and Moscoso. Under the 2020 Retention Agreements, each NEO was given an opportunity to earn a cash award equal to 100% of their annual base salary; 25% of the total award was contingent upon their continued employment with us through April 2, 2021, and 75% of the award could be earned based on our attainment of fourth quarter 2020 adjusted EBITDA and year-end liquidity targets, and targeted increase in the market price of our units through the determination date. Determination of amounts earned under the 2020 Retention Agreements was accelerated as of the date of the GP Sale, and on February 8, 2021, the earned amounts of the awards were paid to Messrs. McNiven and Moscoso ($188,370 and $128,575, respectively).

Retirement, Health and Welfare Benefits

Due to our ongoing relationship with TETRA under the terms of the Transition Services Agreement, our employees are eligible to participate in a variety of health and welfare and retirement programs sponsored by TETRA. Members of our senior management are generally eligible for the same benefit programs on the same basis as the remainder of our employees. Our health and welfare programs are intended to protect employees against catastrophic loss and to encourage a healthy lifestyle. These health and welfare programs include medical, wellness, pharmacy, dental, life insurance, short-term and long-term disability insurance, and insurance against accidental death and disability.

401(k) Plan. Under the terms of the Transition Services Agreement, our employees are eligible to participate in TETRA’s 401(k) Retirement Plan (the “401(k) Plan”), which is intended to supplement a participant’s personal savings and social security. Under the 401(k) Plan, eligible employees may contribute on a pretax basis up to 70% of their compensation, subject to an annual maximum established under the Code. Our general partner generally makes a matching contribution under the 401(k) Plan equal to 50% of the first 8% of a participant’s annual compensation that is contributed to the 401(k) Plan. Such matching contribution was suspended by our general partner in April 2020. All employees (other than nonresident aliens) who have reached the age of eighteen are eligible to participate in the 401(k) Plan beginning on the first day of the month following their completion of 30 days of service with us.

Nonqualified Deferred Compensation Plan. Certain of our Senior Management, directors, and certain other key employees have the opportunity to participate in TETRA’s Executive Nonqualified Excess Plan, which is an unfunded, deferred compensation program. Under the program, participants may defer a specified portion of their annual total cash compensation, including salary and performance-based cash incentive, subject to certain established minimums. The amounts deferred increase or decrease depending on the deemed investment elections selected by the participant from among various hypothetical investment election options. Deferral contributions and earnings credited to such contributions are 100% vested and may be distributed in cash at a time selected by the participant and irrevocably designated on the participant’s deferral form. In-service distributions may not be withdrawn until two years following the participant’s initial enrollment. Notwithstanding the participant’s deferral election, the participant will receive distribution of his deferral account if the participant becomes disabled or dies, or upon a change in control. None of our Named Executive Officers (“NEOs”) participated in the Executive Nonqualified Excess Plan during 2020.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. During 2020, no NEO received an allowance from us for any of the above or a reimbursement for any expense incurred for non-business purposes.

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

Indemnification Agreements

We anticipate entering into indemnification agreements with each of our current directors and our NEOs, which will provide that we will indemnify them to the fullest extent permitted by our Second Amended and Restated Agreement of Limited Partnership, Bylaws, and applicable law. The indemnification agreement is also expected to provide that our directors and officers will be entitled to the advancement of fees as permitted by applicable law and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall be indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his or her services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as an officer or director, subject to the terms and conditions of that insurance.

Potential Payments upon a Change of Control or Termination

Other than the Change of Control Agreement with Mr. McNiven that is further described below, as of the date of this filing, we do not have a defined severance plan for, or any agreement with, any Named Executive Officer that would require us to make any termination payments. We have previously entered into employment agreements with each of our Named Executive Officers that are substantially identical to the form of agreement executed by all of our employees. These agreements evidence the at-will nature of employment, and do not guarantee term of employment, salary, severance or change in control payments.

    Under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan, our Board of Directors, in its sole discretion, may accelerate the vesting of restricted units, phantom units, and performance phantom units held by our Named Executive Officers upon termination of their employment. For purposes of the following disclosure, we have assumed that all outstanding unit awards would be accelerated if the Named Executive Officer’s employment was terminated in connection with a change of control, or upon the death, disability, or retirement of such officer.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding stock option awards previously awarded by TETRA and classified as exercisable as of December 31, 2020 for each Named Executive Officer. The table also discloses the number and value of unvested phantom unit awards granted under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2020.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards(1)				Unit Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Units that Have Not Vested		Market Value of Units that Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Units that Have Not Vested(3)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Units that Have Not Vested(3)
Name	Options Exercisable	Options Unexercisable
	(#)	(#)	($/Share)		(#)		($)	(#)		($)
Brady M. Murphy					256,783	(4)	$272,190	0		$—
Roy E. McNiven					6,473	(5)	$6,861
Roy E. McNiven					18,927	(6)	$20,063	28,390	(7)	$30,093
Roy E. McNiven					53,416	(4)	$56,621	53,416	(8)	$56,621
Michael E. Moscoso	4,610	0	$7.15	5/4/2025
Michael E. Moscoso	4,128	0	$7.14	5/2/2026
Michael E. Moscoso	8,334	0	$4.51	2/22/2027
Michael E. Moscoso					2,124	(9)	$2,251
Michael E. Moscoso					12,618	(6)	$13,375	18,927	(7)	$20,063
Michael E. Moscoso					21,803	(4)	$23,111	21,803	(8)	$23,111

(1)All outstanding option awards relate to TETRA’s common stock. Under the terms of TETRA’s equity plans, the option exercise price must be greater than or equal to 100% of the closing price of the common stock on the date of grant.
(2)All outstanding unit awards relate to our common units. Market value is determined by multiplying the number of units that have not vested by $1.06, the closing price of our common units on December 31, 2020.
(3)The number of units earned under these performance phantom unit awards will be determined based on actual level of achievement of an established performance objective. The amounts shown in these columns assume achievement of the target performance objective. Market value is determined by multiplying the target number of unearned units that have not vested by $1.06, the closing price of our common units on December 31, 2020.
(4)One-third of the unvested phantom unit award granted on February 22, 2020 will vest on each of February 22, 2021, February 22, 2022, and February 22, 2023.
(5)Two-thirds of the unvested phantom unit award granted on October 1, 2018 vested on October 1, 2020; the remaining one-third portion will vest on October 1, 2021.
(6)One-third of the unvested phantom unit award granted on February 21, 2019 vested on February 21, 2020; the remaining one-third portions will vest on February 21, 2021, and February 21, 2022.
(7)The performance phantom unit award for the performance period of January 1, 2019 through December 31, 2021 may be settled pursuant to the terms of the award in March of 2022 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.
(8)The performance phantom unit award for the performance period of January 1, 2020 through December 31, 2022 may be settled pursuant to the terms of the award in March of 2023 if applicable performance objectives are met. The number of units shown is the target number of units that may be issued under the award.
(9)Two-thirds of the unvested phantom unit award granted on February 24, 2018 vested on February 24, 2020; the remaining one-third portion will vest on February 24, 2021.

Change of Control Agreement with Mr. McNiven. In August 2020, we entered into a change of control agreement with Mr. McNiven (the “COC Agreement”). The GP Sale effectuated a change of control under the COC Agreement; however, a Qualifying Termination (as defined in the COC Agreement) has not occurred with respect to Mr. McNiven. Under the COC Agreement, we have an obligation to provide certain benefits to Mr. McNiven upon a Qualifying Termination event that occurs in connection with or within two years following a “change of control”. A Qualifying Termination event under the COC Agreement includes the termination of Mr. McNiven’s employment with us other than for Cause (as that term is defined in the COC Agreement) or termination by Mr. McNiven for Good Reason (as that term is defined in the COC Agreement).

Under the COC Agreement, if a Qualifying Termination event occurs within two years following a change of control, we have an obligation to pay Mr. McNiven the following cash severance amounts: (i)(A) an amount equal to his earned but unpaid Annual Bonus (as that term is defined in the COC Agreement) attributable to the immediately preceding calendar year and earned but unpaid Long Term Bonus (as that term is defined in the COC Agreement) attributable to the performance period ended as of the end of the immediately preceding calendar year to the extent such amounts would have been paid to Mr. McNiven had he remained employed by us, and in each case only to the extent the performance goals for such bonus were achieved for the applicable performance period, plus (B) his prorated target Annual Bonus for the current year, plus (C) an amount equal to his target Long-Term Bonus for each outstanding award; plus (ii) the product of 2 times the sum of his Base Salary and target Annual Bonus amount for the year in which the Qualifying Termination event occurs; plus (iii) an amount equal to the aggregate premiums and any administrative fees applicable to him due to an election of continuation of coverage that they would be required to pay if he elected to continue medical and dental benefits under the group health plan for Mr. McNiven and his eligible dependents without subsidy from us for a period of two years following the date of his Qualifying Termination event. The COC Agreement also provides for full acceleration of vesting of any outstanding restricted unit awards, phantom unit awards, and other unit-based awards upon his qualifying termination event to the extent permitted under the applicable plan. All payments and benefits due under the COC Agreement are conditioned upon the execution and nonrevocation by Mr. McNiven of a release for our benefit. All payments under the COC Agreement are subject to reduction as may be necessary to avoid exceeding the amount allowed under Section 280G of the Internal Revenue Code of 1986, as amended.

TETRA has a Change of Control Agreement with Mr. Murphy, which was in effect during 2020. Payments and benefits under the TETRA Change of Control Agreement are triggered only on a change of control of TETRA. The terms of the TETRA Change of Control Agreement and a quantification of potential benefits to Mr. Murphy under the TETRA Change of Control Agreement will be disclosed in TETRA’s 2021 Proxy Statement.

Director Compensation

As of January 1, 2020, each director who is not an employee of our former general partner, TETRA, or any of its subsidiaries, receives non-cash compensation of $60,000 per year for attending regularly scheduled board meetings. The non-cash compensation is paid for the upcoming service year in the form of phantom unit awards that have an intended value of $60,000, prorated for any newly-elected director to such director’s date of election and that vest over the service year as set forth below. Directors who are appointed as the chairmen of our Conflicts Committee and Audit Committee receive additional non-cash compensation of $5,000 and $10,000 per year, respectively, prorated from their respective dates of appointment in their initial year of service, which is also paid in the form of phantom unit awards. All such awards of phantom units are granted under our Second Amended and Restated 2011 Long Term Incentive Plan. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director is paid an annual cash retainer of $60,000 per year, paid in quarterly installments.

Directors who are also our officers or employees, or officers or employees of our former general partner, TETRA, did not receive any compensation for duties performed as our directors. Consequently, none of Mr. Murphy, our former President and the President and Chief Executive Officer of TETRA, or Mr. Serrano, our former Chief Financial Officer and the Chief Financial Officer of TETRA, was compensated for his service to us as a director during 2020.

Effective April 1, 2020, the Board of Directors voluntarily agreed to a 20% reduction in the annual retainer paid in cash described above to align with our recently implemented employee wage and salary reductions.

On May 8, 2020, each non-employee director as of that date, received an annual award of $48,000 in cash in lieu of the annual equity award. The annual awards were made in cash in order to better manage dilution and burn rate under the Second Amended and Restated 2011 Long Term Incentive Plan. The Directors who served as the chairmen of our Conflicts Committee and Audit Committee received an additional cash award of $4,000 and $8,000, respectively.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2020.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)		Unit Awards(2)		Total

Brady M. Murphy	$—	(3)	$—	(3)	$—	(3)
Paul D. Coombs	99,000		$—		99,000
D. Frank Harrison	103,000		$—		103,000
James R. Larson	107,000		$—		107,000
Elijio V. Serrano	—	(3)	—	(3)	—	(3)
William D. Sullivan	99,000		$—		99,000
(1)    The amounts in this column reflect payments earned for service as a non-employee director during 2020 and include an annual cash award granted on May 8, 2020 as described above.
(2)    No equity awards were made to our non-employee directors in 2020 as described above.
(3)    Messrs. Murphy and Serrano did not receive compensation for their service as directors during 2020 since they are/were employees of our general partner or TETRA.

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

Management and Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board is not required to maintain, and does not maintain, a compensation committee. During 2020, Messrs. Murphy and Serrano, who were directors of our former general partner, were also executive officers of TETRA. With the exception of equity awards under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan which were granted by our former general partner’s Board, all compensation decisions with respect to Messrs. Murphy and Serrano were made by TETRA and they did not receive any other compensation directly from us or from our former general partner. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” below, for information about relationships among us, our former general partner, and TETRA.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth certain information with respect to the beneficial ownership of our common units as of December 31, 2020 with respect to each person that beneficially owns five percent (5%) or more of our outstanding common units, and as of March 2, 2021 with respect to Spartan Energy Holdco LLC, TETRA Technologies, Inc and (i) our directors; (ii) our Named Executive Officers (“NEOs”); and (iii) our directors and executive officers as a group during 2020.

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned		Percentage of Class(1)

Spartan Energy Holdco LLC 9595 Six Pines Drive, Suite 4000 The Woodlands, Texas 77380	10,952,478	(2)	22.8%
TETRA Technologies, Inc. 24955 Interstate 45 North The Woodlands, Texas 77380	5,237,970	(3)	10.9%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, Georgia 30309	5,274,242	(4)	11.1%
Brady M. Murphy	195,121		*
Paul D. Coombs	62,680		*
D. Frank Harrison	64,871		*
James R. Larson	123,457		*
Elijio V. Serrano	82,045		*
William D. Sullivan	77,449		*
Roy E. McNiven	56,552		*
Michael E. Moscoso	32,004		*
Director and executive officers as a group (11 persons)	770,765		1.6%
*    Less than 1%.
(1)    Reflects common units beneficially owned as a percentage of common units outstanding.
(2)    The common units beneficially owned by Spartan Energy Holdco LLC. are directly held of record by our general partner, CSI Compressco GP LLC, and CSI Compressco Investment LLC, each a wholly owned subsidiary of Spartan Energy Holdco LLC. Each of our general partner and CSI Compressco Investment, L.L.C. has sole voting and investment power over the common units held by them. As a result, Spartan Energy Holdco LLC has indirect, sole voting and investment power over the common units held by our general partner and CSI Compressco Investment LLC.
(3)    TETRA Technologies, Inc. has indirect, sole voting power and indirect, sole dispositive power with respect to 5,237,970 common units, 1,476,087 of which are directly held by TETRA International Incorporated and 3,761,883 of which are directly held by Compressco Field Services, L.L.C., both of which are wholly owned subsidiaries of TETRA Technologies, Inc.
(4)    Pursuant to a Schedule 13G/A dated February 9, 2021, Invesco Ltd. reports sole voting power and sole dispositive power with respect to 5,274,242 of our common units.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, or Rights		Number of Securities Remaining Available for Future Issuance under Equity Comp. Plans (Excluding Securities Shown in the First Column)
Equity compensation plans approved by security holders(1)	1,554,079	$—	(2)	2,354,800
Equity compensation plans not approved by security holders	—	$—		—
Total:	1,554,079	$—		2,354,800
(1)Consists of the Second Amended and Restated 2011 Long Term Incentive Plan.
(2)Represents phantom unit awards and performance phantom unit awards outstanding under the Second Amended and Restated 2011 Long Term Incentive Plan. These phantom unit awards and performance phantom unit awards do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons

The related person transactions in which we engaged in 2020 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement and our Partnership Agreement. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

Transactions with our General Partner and its Affiliates

As of March 2, 2021, Spartan and certain of its subsidiaries, including our general partner, owned 10,952,478 common units, which constitutes a 22.5% limited partner interest in us, and an approximate 1.4% general partner interest in us. Spartan is, therefore, a “related person” to us as such term is defined by the SEC.

Distributions and Payments to the General Partner and its Affiliates

We will generally make cash distributions 99% to unitholders on a pro rata basis, including our general partner, as the holders of 47,352,291 common units and approximately 1% to our general partner. In addition, because distributions have exceeded certain higher target distribution levels (beginning with the distribution for the three month period ended June 30, 2014) as provided for in our Partnership Agreement, our general partner was entitled to Incentive Distribution Rights of the distributions up to 48% of the distributions above the highest target distribution level. However, beginning with the distribution paid in February 2019, our quarterly cash distribution was reduced to $0.01 per common unit, and fell below the target distribution levels needed to result in Incentive Distribution Rights distribution to the general partner.

For the year ended December 31, 2020, we paid aggregate cash distributions of approximately $1.9 million on our common units, and approximately $28,000 on our general partner interest to TETRA and our general partner. On February 12, 2021, we paid quarterly distributions with respect to the period from October 1, 2020 through December 31, 2020, including approximately $0.5 million aggregate cash distribution on our common units and $6,746 on our general partner interest, including approximately $0.1 million of such cash distribution paid to Spartan and our general partner.

Omnibus Agreement

Our relationship with TETRA and our general partner during 2020 was governed by the Omnibus Agreement. Pursuant to the terms of the Omnibus Agreement, TETRA and our general partner were reimbursed for direct costs incurred in operating and maintaining our business and allocated expenses for personnel who perform corporate, general and administrative services on our behalf. TETRA and our general partner did not receive any separate management fee or other compensation for management of us. The Omnibus Agreement (other than the indemnification obligations described under “Indemnification for Environmental and Related Liabilities,” below) terminated upon the closing of the GP Sale.

    Subcontract Services

Under the Omnibus Agreement, we or TETRA and our general partner could, but neither was under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as was needed or desired by the entity retaining such services, for such periods of time and in such amounts as may be mutually agreed upon by us and TETRA and our general partner. Any such services were required to be performed on terms that were either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner.

Sales, Leases, or Like-Kind Exchanges of Equipment

Under the Omnibus Agreement, we or TETRA and our general partner could, but neither was under any obligation to, sell, lease, or like-kind exchange to the other such production enhancement or other oilfield services equipment as was needed or desired by the acquiring entity to meet its production enhancement or other oilfield services obligations, in such amounts, in such conditions, and for such periods of time as may be mutually agreed upon by us and our general partner. Any such sales, leases, or like-kind exchanges were required to be on terms that were either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA could purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in manufacturing such equipment plus a fixed margin percentage thereof, and TETRA could purchase from us previously fabricated equipment for a price that was not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof. For the years ended December 31, 2020 and December 31, 2019, the approximate dollar value of the amounts involved in transactions between us and TETRA that were related to the sale, lease or like-kind exchange of equipment was as follows:
•Pursuant to an equipment sharing agreement between two of our subsidiaries and a subsidiary of TETRA in connection with operations in Mexico, TETRA’s subsidiary charged our subsidiaries $0.2 million in equipment rental fees during 2020. In addition, another TETRA subsidiary charged our subsidiaries $0.4 million during 2019, for parts and insurance coverage purchased for use by our subsidiaries in Mexico and for reimbursement to a TETRA subsidiary for certain capital expenditures.
•In addition to the foregoing, we also provide early production services to a customer in Argentina. Two subsidiaries of TETRA charged a subsidiary of ours in Argentina approximately $1.3 million and $0.7 million during 2020 and 2019, respectively, for equipment that is leased, and other equipment that is subleased, along with associated technical service charges, from TETRA’s subsidiary to our subsidiary in Argentina related to those operations. In connection with our operations in Argentina, our subsidiary invoiced another subsidiary of TETRA for reimbursement of expenses incurred on behalf of TETRA's subsidiary of approximately $0.01 million and $0.1 million during 2020 and 2019, respectively.
•In February 2019, we entered into a transaction with TETRA under which a subsidiary of TETRA agreed to fund the construction of and purchase from one of our subsidiaries up to $15.0 million of new compressor packages and to subsequently lease the packages back to us in exchange for a monthly rental fee. As of December 31, 2020, pursuant to this arrangement, $14.8 million has been funded by TETRA for the construction of new compressor packages and all compressor packages were completed and leased to us under this agreement. The compressor packages are included in property, plant, and equipment and corresponding financing obligations are included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet as of December 31, 2019. During December 2020, TETRA sold the compressor packages subject to the existing lease to Spartan. As of December 31, 2020, the financing obligation was $14.7 million and is included in accrued liabilities and other, and other long-term liabilities in our consolidated balance sheet. Imputed interest expense recognized for the year ended December 31, 2020 was $3.4 million.
     Provision of Personnel and Services

Our business operations during 2020 were conducted by our general partner’s employees, our Canadian employees, and certain employees of TETRA’s Mexico-based subsidiaries. In addition, TETRA and our general partner provided certain corporate general and administrative services to us that were reasonably necessary for the conduct of our business. Such corporate general and administrative services include legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Under the Omnibus Agreement, the services TETRA and our general partner provided to us were required to be substantially similar in nature and quantity to the services TETRA and our general partner previously provided to our successor entity and they could be no lower in quantity than is reasonably necessary to assist us in the management and operation of our business. For the year ending December 31, 2020 and December 31, 2019, TETRA and our general partner charged us approximately $32.6 million and $31.9 million, respectively, in reimbursement for such services. Interest related to these charges were $0.3 million and $0.1 million, respectively, on balances that were past due.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, subject to certain limitations, TETRA and our general partner agreed to indemnify us against certain potential environmental claims, losses, and expenses associated with TETRA’s operation of our Predecessor entity prior to the completion of the Initial Public Offering, and we agreed to indemnify TETRA and our general partner for environmental claims arising following the completion of the Initial Public Offering regarding the businesses contributed by TETRA and our general partner to us. TETRA and our general partner also agreed to indemnify us for liabilities related to certain defects in title to our assets and certain consents and permits necessary to own and operate such assets, and tax liabilities attributable to TETRA’s operation of our assets prior to the completion of the Initial Public Offering.

Director Independence

Please see “Item 10. Directors, Executive Officers, Corporate Governance and Director Independence” of this Annual Report for a discussion of director independence matters, which discussion is incorporated by reference into this Item 13.
Item 14. Principal Accounting Fees and Services.

Change in Certifying Accountant

On June 12, 2020, our Audit Committee approved the dismissal of Ernst & Young LLP (“Ernst & Young”) as the Partnership’s independent registered public accounting firm. On June 15, 2020, Management of the Partnership notified Ernst & Young that it would be dismissed as the independent registered public accounting firm of the Partnership effective immediately.

The audit reports of Ernst & Young on the Partnership’s consolidated financial statements as of and for the years ended December 31, 2019 and 2018 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2019 and 2018, and through June 12, 2020, there were no (a) disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter in their reports; or (b) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K), except for a material weakness identified in the Partnership’s internal control over financial reporting related to revenue recognition for certain new unit sales where revenue recognition criteria had not been met. The Partnership identified and disclosed this material weakness in the Partnership’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, which was filed with the United States Securities and Exchange Commission (the “Commission”) on May 7, 2020. The Committee discussed the material weakness with Ernst & Young, and the Partnership has authorized Ernst & Young to respond fully to the inquiries of the Partnership’s new independent registered public accounting firm concerning the subject matter of the material weakness.

On June 12, 2020, following a competitive tender process, the Audit Committee approved the appointment of Grant Thornton LLP (“Grant Thornton”) as the Partnership’s independent registered public accounting firm beginning with the Partnership’s second quarter ending June 30, 2020, effective immediately. During the years ended December 31, 2019 and 2018, and through June 12, 2020, the Partnership did not consult with Grant Thornton with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might have been rendered on the Partnership’s consolidated financial statements; or (b) any matters that were either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by Grant Thornton and its member firms and respective affiliates during 2020, and Ernst & Young LLP and its member firms and respective affiliates during the fiscal years ended December 31, 2020, and 2019, respectively (in thousands):

	2020	2019
Audit fees	$500	$1,032
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$500	$1,032

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Partnership
Page
	Reports of Independent Registered Public Accounting Firms	F-1
	Consolidated Balance Sheets at December 31, 2020 and 2019	F-4
	Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018	F-5
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	F-6
	Consolidated Statements of Partners’ Capital for the years ended December 31, 2020, 2019 and 2018	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial statement schedules have been omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.
3.	List of Exhibits

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

3.10
Certificate of Conversion of CSI Compressco GP LLC, dated January 27, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 29, 2021 (SEC File No. 001-35195)).

3.11
Certificate of Formation of CSI Compressco GP LLC, dated January 27, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 29, 2021 (SEC File No. 001-35195)).

3.12
Limited Liability Company Agreement of CSI Compressco GP LLC, dated as of January 27, 2021 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on January 29, 2021 (SEC File No. 001-35195)).

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
4.5
First Supplemental Indenture, dated as of June 12, 2020, by and among CSI Compressco LP, CSI Compressco Finance, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195)).

4.6
First Lien Supplemental Indenture, dated as of June 12, 2020, by and among CSI Compressco LP, CSI Compressco Finance, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195)).

4.7
10.000%/10.750% Senior Secured Second Lien Notes due 2026 Indenture, dated as of June 12, 2020, by and among CSI Compressco LP, CSI Compressco Finance, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195).

4.8	Form of 10.000%/10.750% Senior Secured Second Lien Note due 2026 (incorporated by reference to Exhibit 4.3 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195)).
4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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
10.5***
First Amendment to Change of Control Agreement, dated June 23, 2019, by and between CSI Compressco GP Inc. and Ronald J. Foster (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed on August 8, 2019 (SEC File No. 001-35195)).

10.6***
Change of Control Agreement dated August 10, 2020 by and between CSI Compressco GP Inc. and Roy E. McNiven (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on August 11, 2020 (SEC File No. 001-35195)).

10.7***
Separation and Release Agreement, dated January 10, 2020 between CSI Compressco GP Inc. and Levent Caglar (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on May 7, 2020 (SEC File No., 001-35195)).

10.8***
Form of Cash Retention Award Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on November 2, 2020 (SEC File No. 001-35195)).

10.9
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2014 (SEC File No. 001-35195)).

10.10***
CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on December 4, 2018 (SEC File No. 001-35195)).

10.11***
Form of Director Restricted Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on May 9, 2019 (SEC File No. 001-35195)).

10.12***
Form of Performance Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed on May 9, 2019 (SEC File No. 001-35195)).

10.13***
Form of Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q filed on May 9, 2019 (SEC File No. 001-35195)).

10.14***
Form of Performance Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed on May 7, 2020 (SEC File No. 001-35195)).

10.15***
Form of Non-Employee Director Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q filed on May 9, 2019 (SEC File No. 001-35195)).

10.16
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

10.17
First Amendment to Loan and Security Agreement, dated June 26, 2019, by and among CSI Compressco LP, CSI Compressco Sub Inc., and CSI Compressco Operating LLC, as borrowers, and Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line issuer (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on August 8, 2019 (SEC File No. 001-35195)).

10.18
Second Amendment to Loan and Security Agreement, dated June 11, 2020, by and among CSI Compressco LP, CSI Compressco Sub, Inc. and Bank of America, N.A., in its capacity administrative agent, issuing bank and swing line issuer, and the other lenders and loan parties party thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195)).

10.19
Third Amendment to Loan and Security Agreement, dated January 29, 2021, by and among CSI Compressco LP, CSI Compressco Sub, Inc. and Bank of America, N.A., in its capacity administrative agent, issuing bank and swing line issuer, and the other lenders and loan parties party thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on January 29, 2021 (SEC File No. 001-35195)).

10.20
Purchase Agreement, dated as of March 8, 2018, by and among CSI Compressco LP, CSI Compressco Finance Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on March 13, 2018 (SEC File No. 001-35195)).

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

10.22
Collateral Trust Agreement, dated June 12, 2020, by and among CSI Compressco LP, CSI Compressco Finance Inc., the other Grantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Junior Lien Representatives from time to time party thereto, and U.S. Bank National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195)).

10.23
Transition Services Agreement, dated January 29, 2021, by and among TETRA Technologies, Inc. and CSI Compressco LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on January 29, 2021 (SEC File No. 001-35195)).

16.1	Letter of Ernst & Young LLP dated as of June 18, 2020 (incorporated by reference to Exhibit 16.1 to the Partnership’s Form 8-K filed on June 18, 2020 (SEC File No. 001-35195).
21+	Subsidiaries of the Partnership
22+	List of Subsidiary Guarantors
23.1+	Consent of Grant Thornton LLP
23.2+	Consent of Ernst & Young LLP
31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document
104++	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+    Filed with this report.
**    Furnished with this report.
***    Management contract or compensatory plan or arrangement.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (ii) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2020.

Item 16. Form 10-K Summary.

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CSI Compressco LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP LLC,
its general partner
Date:	March 4, 2021	By:	/s/John E. Jackson
John E. Jackson, Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with CSI Compressco GP LLC, its general partner, and on the dates indicated:

Signature	Title	Date
/s/Ted A. Gardner	Chairman of the Board of Directors	March 4, 2021
Ted A. Gardner

/s/John E. Jackson	Chief Executive Officer	March 4, 2021
John E. Jackson	(Principal Executive Officer)

/s/Jonathan W. Byers	Chief Financial Officer and Director	March 4, 2021
Jonathan W. Byers	(Principal Financial Officer)

/s/Michael E. Moscoso	Vice President - Finance	March 4, 2021
Michael E. Moscoso	(Principal Accounting Officer)

/s/Denise G. Essenberg	Director	March 4, 2021
Denise G. Essenberg

/s/Stephen R. Gill	Director	March 4, 2021
Stephen R. Gill

/s/James R. Larson	Director	March 4, 2021
James R. Larson

/s/Robert W. Price	Director	March 4, 2021
Robert W. Price

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc. and the Unitholders of CSI Compressco LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of CSI Compressco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020, the related consolidated statements of operations, comprehensive income(loss), partners’ capital, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Long-lived asset impairment

As described further in note 2 to the consolidated financial statements, the COVID-19 pandemic and decline in oil and gas prices had a significant impact on the Partnership’s customers and the industry resulting in a decrease in demand in certain of the Partnership’s service lines. The Partnership started to see customers revise their capital budgets downward and adjust their operations accordingly which led to a decline in orders for new compression equipment to be fabricated and sold to third parties. As a result, the Partnership considered these events to be indicators of impairment for all of their asset groups and performed recoverability analyses on all of their long-lived asset groups. The Partnership determined the carrying values of the Midland manufacturing facility assets and related new unit sales inventory exceeded their fair values and therefore recorded an impairment of approximately $5.4 million. Additionally, the Partnership recorded impairments of $15.6 million related to non-core used compressor equipment, the low-horsepower class of its compression fleet, and field inventory for compression and related services. We identified the impairment of long-lived assets as a critical audit matter.

The principal consideration for our determination that impairment of long-lived assets is a critical audit matter is the significant judgments and estimates involved in determining the fair values of long-lived assets, including the determination of projected cash flows used to evaluate asset recoverability.

Our audit procedures related to the impairment of long-lived assets included the following procedures, among others.

•We tested the design and operating effectiveness of key controls related to the accounting for the impairments, including controls over the determination of key inputs such as the forecasting of future cash flows;
•We assessed the qualifications and competence of management who performed the internal impairment analyses;
•We evaluated the methodology used to determine the fair value of the long-lived assets, including the grouping of the assets;
•We tested the inputs and assumptions used in the valuation models for the long-lived assets which included testing the reasonableness of the replacement costs for certain assets, tracing asset balances to the underlying accounting records and evaluating the reasonableness of the projected future cash flows for each asset group.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2020.

Houston, Texas
March 4, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc.
and the Unitholders of CSI Compressco LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of CSI Compressco LP (the Partnership) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for the years ended December 31, 2019 and 2018, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Partnership’s auditor from 2008 to 2020.
Houston, Texas
March 16, 2020, except for Note 9, as to
which the date is March 4, 2021

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$16,577	$2,370
Trade accounts receivable, net of allowance for doubtful accounts of $1,333 in 2020 and $990 in 2019	43,837	60,835
Inventories	31,188	36,516
Prepaid expenses and other current assets	5,184	4,015
Current assets associated with discontinued operations	39	23,557
Total current assets	96,825	127,293
Property, plant, and equipment:
Land and building	13,259	11,990
Compressors and equipment	975,375	973,269
Vehicles	7,692	9,158
Construction in progress	12,763	9,545
Total property, plant, and equipment	1,009,089	1,003,962
Less accumulated depreciation	(457,688)	(399,624)
Net property, plant, and equipment	551,401	604,338
Other assets:
Deferred tax assets	10	24
Intangible assets, net of accumulated amortization of $30,711 in 2020 and $27,751 in 2019	25,057	28,017
Operating lease right-of-use assets	32,637	21,006
Other assets	4,036	3,539
Long-term assets associated with discontinued operations	—	38,029
Total other assets	61,740	90,615
Total assets	$709,966	$822,246
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$19,766	$21,341
Unearned income	269	283
Accrued liabilities and other	35,801	41,325
Amounts payable to affiliates	3,234	7,704
Current liabilities associated with discontinued operations	345	36,974
Total current liabilities	59,415	107,627
Other liabilities:
Long-term debt, net	638,631	638,238
Deferred tax liabilities	1,478	1,211
Long-term affiliate payable	—	12,324
Operating lease liabilities	24,059	13,822
Other long-term liabilities	11,716	33
Total other liabilities	675,884	665,628
Commitments and contingencies
Partners’ capital:
General partner interest	(885)	180
Common units (47,352,291 units issued and outstanding at December 31, 2020 and 47,078,529 units issued and outstanding at December 31, 2019)	(10,055)	63,384
Accumulated other comprehensive income (loss)	(14,393)	(14,573)
Total partners’ capital	(25,333)	48,991
Total liabilities and partners’ capital	$709,966	$822,246
See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Compression and related services	$228,088	$258,270	$230,303
Aftermarket services	60,290	76,290	70,910
Equipment sales	13,209	5,533	12,807
Total revenues	301,587	340,093	314,020
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	108,843	125,104	127,128
Cost of aftermarket services	52,444	63,757	57,873
Cost of equipment sales	12,946	6,323	10,502
Total cost of revenues	174,233	195,184	195,503
Depreciation and amortization	80,007	75,629	69,483
Impairments and other charges	15,367	3,160	681
Insurance recoveries	(517)	(555)	—
Selling, general, and administrative expense	34,295	36,629	34,256
Interest expense, net	54,468	53,375	52,585
Series A Preferred fair value adjustment (income) expense	—	1,470	(838)
Other (income) expense, net	3,544	(486)	2,102
Loss before taxes and discontinued operations	(59,810)	(24,313)	(39,752)
Provision for income taxes	3,144	2,947	2,365
Loss from continuing operations	(62,954)	(27,260)	(42,117)
Income (loss) from discontinued operations, net of taxes	(10,886)	6,287	5,139
Net loss	$(73,840)	$(20,973)	$(36,978)

General partner interest in net loss	$(1,037)	$(298)	$(607)
Common units interest in net loss	$(72,803)	$(20,675)	$(36,371)

Basic and diluted net loss per common unit:
Loss from continuing operations per common unit	$(1.31)	$(0.57)	$(1.00)
Income (loss) from discontinued operations per common unit	(0.23)	0.13	0.12
Net loss per common unit	$(1.54)	$(0.44)	$(0.88)

Weighted average common units outstanding:
Basic and diluted	47,301,804	47,006,543	41,552,804

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(73,840)	$(20,973)	$(36,978)
Foreign currency translation adjustment	180	513	(3,597)
Comprehensive loss	$(73,660)	$(20,460)	$(40,575)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital (Deficit)
		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount
Balance as of December 31, 2017	$1,618	37,618	$104,898	$(11,489)	$95,027
Net loss for 2018	(607)	—	(36,371)	—	(36,978)
Distributions ($0.75 per unit)	(506)	—	(30,788)	—	(31,294)
Equity compensation	—	—	420	—	420
Vesting of Phantom Units	—	129	—	—	—
Conversions of Series A Preferred	—	8,022	43,825	—	43,825
Translation adjustment, net of taxes of $0	—	—	—	(3,597)	(3,597)
Balance as of December 31, 2018	$505	45,769	$81,984	$(15,086)	$67,403
Net loss for 2019	(298)	—	(20,675)	—	(20,973)
Distributions ($0.04 per unit)	(27)	—	(1,880)	—	(1,907)
Equity compensation	—	—	988	—	988
Vesting of Phantom Units	—	197	—	—	—
Conversions of Series A Preferred	—	1,113	3,048	—	3,048
Other	—	—	(81)	—	(81)
Translation adjustment, net of taxes of $0	—	—	—	513	513
Balance as of December 31, 2019	$180	47,079	$63,384	$(14,573)	$48,991
Net loss for 2020	(1,037)	—	(72,803)	—	(73,840)
Distributions ($0.04 per unit)	(28)	—	(1,890)	—	(1,918)
Equity compensation	—	—	1,254	—	1,254
Vesting of Phantom Units	—	273	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	180	180
Balance as of December 31, 2020	$(885)	47,352	$(10,055)	$(14,393)	$(25,333)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(73,840)	$(20,973)	$(36,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,533	76,663	70,500
Impairments and other charges	20,841	3,160	681
Provision (benefit) for deferred income taxes	226	129	(178)
Gain on insurance recoveries associated with damaged equipment	(517)	(555)	—
Series A Preferred Unit distributions and adjustments	—	4,061	4,581
Equity-based compensation expense	1,389	1,064	639
Provision for doubtful accounts	1,185	2,459	1,004
Amortization of deferred financing costs	2,564	2,570	6,070
Equipment received in lieu of cash	1,042	—	—
Debt exchange expenses	4,892	—	—
Other non-cash charges and credits	(729)	96	633
Gain on sale of property, plant, and equipment	(1,693)	(667)	(217)
Changes in operating assets and liabilities:
Accounts receivable	18,934	(2,070)	(19,287)
Inventories	13,199	(291)	(23,536)
Prepaid expenses and other current assets	(1,170)	1,441	(2,247)
Accounts payable and accrued expenses	(45,743)	1,789	29,788
Other	(351)	(1,180)	(1,332)
Net cash provided by operating activities	20,762	67,696	30,121
Investing activities:
Purchases of property, plant, and equipment, net	(14,698)	(75,798)	(104,001)
Proceeds from sale of property, plant, and equipment	19,364	11,025	512
Proceeds from insurance recoveries associated with damaged equipment	517	555	—
Advances and other investing activities	—	—	(1)
Net cash provided by (used in) investing activities	5,183	(64,218)	(103,490)
Financing activities:
Proceeds from long-term debt	411,134	45,000	380,000
Payments of long-term debt	(413,110)	(41,567)	(258,000)
Cash redemptions of Preferred Units	—	(31,913)	—
Distributions	(1,918)	(1,907)	(31,294)
Debt issuance costs and other financing activities	(5,027)	(1,365)	(8,999)
Payments to affiliates	(2,764)	—	—
Advances from affiliates	—	14,782	—
Net cash provided by (used in) financing activities	(11,685)	(16,970)	81,707
Effect of exchange rate changes on cash	(53)	4	(81)
Increase (decrease) in cash and cash equivalents and restricted cash	14,207	(13,488)	8,257
Cash and cash equivalents at beginning of period	2,370	15,858	7,601
Cash and cash equivalents at end of period	$16,577	$2,370	$15,858

Supplemental cash flow information:
Interest paid	$49,765	$47,788	$38,550
Income taxes paid	2,718	3,133	2,056
Accrued capital expenditures	1,379	2,647	516

See Notes to Consolidated Financial Statements

CSI COMPRESSCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
NOTE 1 — ORGANIZATION AND OPERATIONS

    CSI Compressco LP, a Delaware limited partnership, is a provider of compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. We also provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the U.S. as well as in a number of international locations, including the countries of Mexico, Canada, and Argentina. Previously, our equipment sales business included our new unit sales business that consisted of the fabrication and sale of new standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas that were used to provide compression services or sold to our customers. In the fourth quarter of 2020, we fully exited the new unit sales business and we have reflected these operations as discontinued operations for all periods presented. See Note 9 - “Discontinued Operations.” Used equipment sales revenue continues to be included in equipment sales revenue. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing CSI Compressco LP and its wholly owned subsidiaries.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and impairments during the reporting period. Actual results could differ from those estimates, and such differences could be material.

Reclassifications

    Certain previously reported financial information has been reclassified to conform to the current year’s presentation. For a discussion of the reclassification of the financial presentation of our new unit sales business as discontinued operations, see Note 9 - “Discontinued Operations.” Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

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

We have no balance outstanding under our variable rate revolving credit facility as of December 31, 2020 and face market risk exposure related to changes in applicable interest rates when balances are outstanding.

Significant Customers

During the years ended December 31, 2020, 2019 and 2018, one individual customer accounted for 10% or more of our revenues. As of December 31, 2020 and 2019, no receivables from individual customers represented 10% or more of our consolidated trade accounts receivable net of allowance for doubtful accounts.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, and the Argentine peso, as a result of our international operations. Foreign currency exchange gains are included in other (income) expense, net, and totaled $0.5 million, $2.6 million, and $1.4 million during the years ended December 31, 2020, 2019, and 2018, respectively.

On June 30, 2018, we determined the economy in Argentina to be highly inflationary. As a result of this determination and in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”), on July 1, 2018, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. The remeasurement did not have a material impact on our consolidated financial position or results of operations.

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

    All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of December 31, 2020 and 2019. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term in determining the right-of-use asset and lease liability, if it is reasonably certain that we would exercise the option.

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

    As allowed by U.S. GAAP, we do not separate nonlease components from the associated lease component for our compression services contracts and instead account for those components as a single component based on the accounting treatment of the predominant component. In our evaluation of whether Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842 “Leases” or ASC 606 “Revenue from Contracts with Customers” is applicable to the combined component based on the predominant component, we determined the services nonlease component is predominant, resulting in the ongoing recognition of our compression services contracts following ASC 606.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. Changes in the allowance are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
At beginning of period	$990	$637	$822
Activity in the period:
Provision for doubtful accounts	1,185	691	412
Account (chargeoffs) recoveries, net	(842)	(338)	(597)
At end of period	$1,333	$990	$637

Inventories

Inventories consist primarily of compressor package parts and supplies and work in process and are stated at the lower of cost or net realizable value. For parts and supplies, cost is determined using the weighted average cost method.The cost of work in progress is determined using the specific identification method.

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

Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives. Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $76.6 million, $72.3 million, and $66.5 million, respectively.

Construction in progress as of December 31, 2020 and 2019 consisted primarily of new compressor packages under fabrication and capital expenditures that sustain the capacity of our existing fleet.

Intangible Assets

Trademarks/trade names, customer relationships, and other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. Amortization expense related to intangible assets was $3.0 million for each of the years ended December 31, 2020, 2019, and 2018, and is included in depreciation and amortization. The estimated future annual amortization expense of trademarks/trade names, customer relationships, and other intangible assets is $2.9 million each year for 2021 to 2025.

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

    During 2020, the COVID-19 pandemic and decline in oil and gas prices had a significant impact on our customers and industry, resulting in a decrease in demand in certain of our service lines. We started to see our customers decrease their capital budgets and adjust their operations accordingly, which led to a decline in orders for new compression equipment to be fabricated and sold to third parties. We concluded that these events were indicators of impairment for all our asset groups. We recorded impairments and other charges of approximately $15.4 million associated with non-core used compressor equipment, certain classes of our compression fleet that were under utilized due to market preferences, and field inventory for compression and related services. Fair value used to determine impairments was estimated based on a market approach.

During 2019, we recorded impairments of $2.3 million on certain units of our GasJack(R) fleet, reflecting our decision to dispose of these units upon management’s determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment. There were 441 GasJack(R) units impaired, representing 20,286 of total horsepower. A recoverability analysis was performed on the remaining low-horsepower fleet and we concluded that the remaining fleet was recoverable from estimated future cash flows. In addition, a certain compressor package was written off due to being destroyed by fire, resulting in an additional charge of $0.8 million.

During 2018, we recorded no impairments of long-lived assets.

Accrued Liabilities

Accrued liabilities are detailed as follows:

	December 31,
	2020	2019
	(In Thousands)
Accrued interest	$13,644	$14,666
Operating lease liabilities, current portion	8,099	6,706
Accrued taxes	5,282	9,428
Compensation and employee benefits	2,822	5,746
Accrued capital expenditures	1,379	2,647
Other accrued liabilities	4,575	2,132
Total accrued liabilities and other	$35,801	$41,325

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

Equity-Based Compensation

    We have an equity incentive compensation plan which provides for the granting of phantom units and performance phantom units to the executive officers, key employees, non-executive officers, and directors of our general partner. Total equity-based compensation expense for the years ended December 31, 2020, 2019, and 2018, was $1.4 million, $1.1 million, and $0.6 million, respectively. For further discussion of equity-based compensation, see Note 11 - “Equity-Based Compensation.”

Income Taxes

Our operations are not subject to U.S. federal income tax other than the operations that are conducted through taxable subsidiaries. We incur state and local income taxes in certain areas of the U.S. in which we conduct business. We incur income taxes and are subject to withholding requirements related to certain of our operations in Latin America, Canada, and other foreign countries in which we operate. Furthermore, we also incur Texas Margin Tax, which, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, is classified as an income tax for reporting purposes. A portion of the carrying value of certain deferred tax assets is subject to a valuation allowance. See Note 13 - “Income Taxes” for further discussion.

    In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Reform Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. As of December 31, 2018, we elected to account for GILTI as a period cost in the year the tax is incurred.

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to U.S. dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying audited consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within our accumulated other comprehensive income (loss) is not subject to reclassifications to net income.

Allocation of Net Income

Our net income (loss) is allocated to partners’ capital accounts in accordance with the provisions of the Partnership Agreement.

Fair Value Measurements

    We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements were utilized in the determination of the carrying value of our Series A Preferred Units (a Level 3 fair value measurement). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value (a Level 2 fair value measurement). Refer to Note 12 - “Fair Value Measurements” for further discussion.
Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets (a Level 3 fair value measurement) and for the impairment of long-lived assets (a Level 3 fair value measurement).

Distributions

    On January 20, 2020, April 20, 2020, July 20, 2020 and October 19, 2020, our General Partner declared a cash distribution attributable to the respective quarter end of $0.01 per common unit. These distributions each equate to a distribution of $0.04 per outstanding common unit on an annualized basis. These distributions were paid on February 14, 2020, May 15, 2020, August 14, 2020 and November 13, 2020, respectively, to the holders of common units of record as of the close of business on February 1, 2020, May 1, 2020, August 1, 2020 and November 1, 2020, respectively.

Series A Preferred Units

    The fair value of the Series A Preferred Units were classified as a long-term liability on our consolidated balance sheets in accordance with ASC 480 “Distinguishing Liabilities and Equity” with changes in the fair value resulting in credits or charges to earnings in the accompanying consolidated statements of operations. Unless otherwise redeemed for cash, a ratable portion of the Preferred Units were converted into common units on the eighth day of each month over a period of thirty months that began in March 2017. In January 2019, we began redeeming Preferred Units for cash, resulting in 2,660,569 Preferred Units being redeemed during the year ended December 31, 2019 for $31.9 million, which includes approximately $1.5 million of redemption premium that was paid and charged to other (income) expense, net in the accompanying consolidated statements of operation. The last redemption of all remaining Preferred Units occurred on August 8, 2019.

New Accounting Pronouncements

Standards adopted

    In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in

a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. On January 1, 2020, we adopted ASU 2018-15. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments were effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. As of December 31, 2020, we have not modified our credit agreements to remove references to LIBOR. We are currently evaluating the impact of the provisions of ASU 2020-04 on our consolidated financial statements.
NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of December 31, 2020, we had $41.8 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of December 31, 2020 for completion of performance obligations of compression service contracts are as follows:

	2021	2022	2023	2024	2025	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$34,071	$6,689	$983	$42	$14	$41,799

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheets, primarily associated with customer documentation requirements prior to invoicing, were $6.8 million, $9.6 million and $5.9 million as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

    Collections associated with progressive billings to customers for the construction of compression equipment and for other sales and services transactions is included in unearned income in the consolidated balance sheets. The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	December 31, 2020	December 31, 2019
	(In Thousands)
Unearned income, beginning of period	$283	$2,731
Additional unearned income	13,166	2,079
Revenue recognized	(13,180)	(4,527)
Unearned income, end of period	$269	$283

    During the years ended December 31, 2020, 2019, and 2018, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Compression and related services
U.S.	$197,757	$224,248	$198,384
International	30,331	34,022	31,919
	228,088	258,270	230,303
Aftermarket services
U.S.	58,641	72,597	67,319
International	1,649	3,693	3,591
	60,290	76,290	70,910
Equipment sales
U.S.	12,207	4,063	10,639
International	1,002	1,470	2,168
	13,209	5,533	12,807
Total Revenue
U.S.	268,605	300,908	276,342
International	32,982	39,185	37,678
	$301,587	$340,093	$314,020
NOTE 4 — INVENTORIES

Components of inventories, net of reserve as of December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020	December 31, 2019
	(In Thousands)
Parts and supplies	$28,483	$32,383
Work in progress	2,705	4,133
Total inventories	$31,188	$36,516

    Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consisted primarily of work in progress for our aftermarket business that has not been invoiced.

NOTE 5 — LEASES

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. Our leases generally require us to pay all maintenance and insurance costs. During the fourth quarter of 2019, we entered into a lease agreement commitment for 14 compressor packages. The leases have an initial term of seven years and commenced upon the completion of the fabrication of the compressor packages. During 2020, we took delivery of all 14 of the compressor packages. We have no other leases that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

    In November 2019, we entered into a sale and leaseback transaction with a third-party lessor whereby we received $9.8 million of proceeds from the sale of compression equipment in service and entered into an associated lease of the same equipment with an initial lease term of seven years.

Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Total lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), was $13.5 million for the year ended December 31, 2020, of which, $3.2 million related to short-term leases. Total lease expense was $8.2 million ,of which, $2.8 million related to short-term leases, for the year ended December 31, 2019. Total lease expense was $5.6 million for the year ended December 31, 2018. Variable rent expense was not material.

Operating lease supplemental cash flow information:

	Year Ended December 31,
	2020	2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$10,100	$5,447

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,114	$16,598

 Supplemental balance sheet information:

	December 31, 2020	December 31, 2019
	(In Thousands)
Operating leases:
Operating right-of-use asset	$32,637	$21,006

Accrued liabilities and other	$8,099	$6,706
Operating lease liabilities	24,059	13,822
Total operating lease liabilities	$32,158	$20,528

Additional operating lease information:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	4.73 years	4.51 years

Weighted average discount rate:
Operating leases	9.02%	8.73%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2020:

Operating Leases
(In Thousands)
2021	$10,337
2022	8,684
2023	7,068
2024	4,812
2025	4,237
Thereafter	4,583
Total lease payments	39,721
Less imputed interest	(7,563)
Total lease liabilities	$32,158
NOTE 6 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		December 31, 2020	December 31, 2019
	Scheduled Maturity	(In Thousands)
Credit Agreement (1)	June 29, 2023	$—	$2,622
7.25% Senior Notes due 2022 (2)	August 15, 2022	80,001	291,444
7.50% First Lien Notes due 2025 (3)	April 1, 2025	399,654	344,172
10.000%/10.750% Second Lien Notes due 2026 (4)	April 1, 2026	158,976	—
Total long-term debt		$638,631	$638,238

(1) Net of unamortized deferred financing costs of $0.9 million as of December 31, 2019.
(2) Net of unamortized discount of $0.3 million and $1.7 million as of December 31, 2020 and 2019, respectively and unamortized deferred financing costs of $0.4 million and $2.8 million as of December 31, 2020 and 2019, respectively.
(3) Net of unamortized deferred financing costs of $5.2 million and $5.8 million as of December 31, 2020 and 2019, respectively, and unamortized discount of $0.2 million and deferred restructuring gain of $5.0 million as of December 31, 2020, respectively.
(4) Net of unamortized discount of $0.7 million, unamortized deferred financing costs of $1.2 million, and deferred restructuring gain of $3.7 million as of December 31, 2020.

    Scheduled maturities for the next five years and thereafter are as follows:

December 31, 2020
(In Thousands)
2021	$—
2022	80,722
2023	—
2024	—
2025	400,000
Thereafter	157,162
Total maturities	$637,884

Our credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of December 31, 2020.

    Refer to Note 7 - “Related Party Transactions,” for a discussion of our amounts payable to affiliates and long-term affiliate payable.

Credit Facility

On June 11, 2020, the Partnership amended the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for maximum revolving credit commitments of $35.0 million and includes a $5.0 million reserve, which results in reduced borrowing availability. The Credit Agreement includes a $25.0 million sublimit for letters of credit. As of December 31, 2020, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $14.2 million.

The maturity date of the Credit Agreement is June 29, 2023. As of December 31, 2020, we had no outstanding balance and had $3.5 million in letters of credit against our Credit Agreement. Because there was no outstanding balance on our variable rate revolving credit facility, associated deferred financing costs of $0.6 million were classified as other long-term assets on the accompanying consolidated balance sheet.

Refer to Note 18 - “Subsequent Events” for a discussion of amendments to the Credit Facility made in January 2021.

7.25% Senior Notes due 2022

On June 11, 2020, CSI Compressco, LP and CSI Compressco Finance Inc. (the "Issuers") announced that they had accepted for exchange $215.8 million of the Senior Notes (the "Old Notes") that were validly tendered on June 10, 2020, for (i) $50.0 million of the Issuers' 7.50% Senior Secured First Lien Notes due 2025 (the "First Lien Notes") and (ii) $155.5 million aggregate principal amount of new 10.00%/10.75% Senior Secured Second Lien Notes due 2026 (the "Second Lien Notes"), pursuant to the previously announced exchange offer and consent solicitation (the "Exchange Offer"), which commenced on April 17, 2020. In connection with the Exchange Offer, the Partnership incurred financing fees of $4.8 million which were charged to other (income) expense, net. On June 12, 2020, the Issuers issued $50.0 million in aggregate principal amount of First Lien Notes to certain holders of the Old Notes pursuant to the terms of the Exchange Offer.

As of December 31, 2020, our 7.25% Senior Notes due 2022 (the “Senior Notes”) had $80.0 million outstanding net of unamortized discounts and unamortized deferred financing costs. Interest on these notes is payable on February 15 and August 15 of each year. The Senior Notes are unsecured obligations, and are guaranteed on a unsecured basis by the Partnership’s subsidiaries that guarantee the Credit Agreement.

Our Senior Notes are jointly and severally, and fully and unconditionally, guaranteed by each of the Partnership’s domestic restricted subsidiaries (other than CSI Compressco Finance Inc.) that guarantee the Partnership’s other indebtedness (collectively, the "Guarantor Subsidiaries”).

The Senior Notes indenture includes customary provisions for the release of the guarantees by the Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of a guarantor under our revolving credit facility.

7.50% First Lien Notes due 2025

As of December 31, 2020, our First Lien Notes had $399.7 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of December 31, 2020, our Second Lien Notes had $159.0 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).
NOTE 7 — RELATED PARTY TRANSACTIONS

Omnibus Agreement

On June 20, 2014, the Partnership, CSI Compressco GP Inc. (the “General Partner”), and TETRA Technologies, Inc. (“TETRA”) entered into a First Amendment to Omnibus Agreement (the “First Amendment”). The First Amendment amended the Omnibus Agreement previously entered into on June 20, 2011 (as amended, the “Omnibus Agreement”) to extend the term thereof. The Omnibus Agreement terminated upon the closing of the GP Sale (as defined below).

Under the terms of the Omnibus Agreement, our General Partner provides all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provides certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimburse our General Partner and TETRA for services they provide to us. For the years ended December 31, 2020, 2019, and 2018, we were charged by TETRA $32.6 million, $36.3.million, and $34.8 million, respectively, for expenses incurred on our behalf as described below. Amounts charged under the Omnibus Agreement and outstanding as of December 31, 2020 and 2019 are included in amounts payable to affiliates in the accompanying consolidated balance sheets.

Under the terms of the Omnibus Agreement, we or TETRA could, but neither was under any obligation to, perform for the other such production enhancement or other oilfield services on a subcontract basis as were needed or desired by the other, for such periods of time and in such amounts as may be mutually agreed upon by TETRA and our General Partner. In addition, we or TETRA could, but were under no obligation to, sell, lease or exchange on a like-kind basis to the other such production enhancement or other oilfield services equipment as was needed or desired to meet either of our production enhancement or other oilfield services obligations, in such amounts, upon such conditions and for such periods of time, if applicable, as may have been mutually agreed upon by TETRA and our General Partner. Any such services, sales, leases, or like-kind exchanges were required to be performed on terms that were (i) approved by the conflicts committee of our General Partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our General Partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between TETRA and us (including other transactions that may be particularly favorable or advantageous to us), as determined by our General Partner.

Unless otherwise approved by the conflicts committee of our General Partner’s board of directors, TETRA could purchase from us previously fabricated equipment for a price that was not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof.

This description is not a complete discussion of this agreement and is qualified in its entirety by reference to the full text of the complete agreement, which is filed, along with other agreements, as exhibits to our filings with the SEC.

In addition to the Omnibus Agreement, we have entered into other agreements with TETRA in the course of our operations.

TETRA and General Partner Ownership

TETRA’s ownership interest in us as of both December 31, 2020 and 2019 was approximately 35%, with the common units held by the public representing an approximate 65% interest in us. As of December 31, 2020, TETRA’s ownership was through various wholly owned subsidiaries and consisted of approximately 34.2% of the limited partner interests plus the approximate 1.4% general partner interest, through which it held incentive distribution rights. As a result of its ownership of common units and its general partner interest in us, TETRA received distributions of $0.7 million, $0.7 million, and $12.1 million during the years ended December 31, 2020, 2019, and 2018, respectively. See Note 18 - “Subsequent Events” for further discussion.

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

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to fund the construction of and purchase from us up to $15.0 million of new compressor services equipment and to subsequently lease the equipment back to us in exchange for a monthly rental fee. As of November 30, 2020, pursuant to this arrangement, $14.8 million had been funded by TETRA for the construction of new compressor services equipment and all compression units were completed and deployed under this agreement. For accounting purposes, the inclusion of a repurchase option that allowed us to repurchase the equipment at a fixed price during certain periods of the agreement caused the transaction to be accounted for as a financing transaction, as opposed to a sale-leaseback, resulting in the funded amount being recorded as a financing obligation. Accordingly, the compressor services equipment is included in property, plant, and equipment and corresponding financing obligations are included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet as of December 31, 2019. In December 2020, TETRA sold these compressors and assigned the corresponding leases to Spartan Energy Partners LP (“Spartan”). In January 2021, TETRA sold the General Partner, IDRs and a majority of its common units in the Partnership to Spartan; see Note 18 - “Subsequent Events”. As of December 31, 2020, the financing obligation owed to Spartan was $14.7 million and is included in accrued liabilities and other and other long-term liabilities in our consolidated balance sheet as of December 31, 2020. Imputed interest expense recognized for the year ended December 31, 2020 was $3.4 million.

The following table summarizes future financing obligation payments owed to Spartan by year as of December 31, 2020:

Year	Financing Obligation Payments
(In Thousands)
2021	$3,015
2022	3,015
2023	3,015
2024	2,312
2025	—
Total financing obligation payments	$11,357

NOTE 8 — SALE OF ASSETS

In April 2020, we entered into a purchase and sale agreement for the sale of our Midland manufacturing facility. The Midland facility was used to design, fabricate and assemble new standard and customized compressor packages for our new unit sales business. On July 2, 2020, we completed the previously announced sale of our Midland manufacturing facility for a total sale price of $17.0 million. The sale of the Midland facility resulted in a gain of $0.3 million during the year ended December 31, 2020. Additionally, during the year ended December 31, 2020, we sold the remaining inventory and equipment related to the fabrication of new compressors for a gain of $0.5 million. These gains are reflected in income (loss) from discontinued operations, net of taxes in our statement of operations.

Additionally, during the year ended December 31, 2020, we recorded an impairment of $3.1 million to reduce the Midland facility to its approximate fair market value based on a market approach and expected net proceeds. We also recorded an impairment of $2.3 million to reduce the carrying value of the new unit sales inventory to its approximate fair market value based on a market approach during the year ended December 31, 2020. These impairment charges are reflected in income (loss) from discontinued operations, net of taxes in our statement of operations.

During the year ended December 31, 2020, we completed the sale of 58 low-horsepower units to one of our customers for $2.6 million and recorded an impairment of $3.7 million to reduce these assets to their approximate fair market value based on a market approach and expected net proceeds. The impairment charges are reflected in impairment and other charges in our statement of operations.

NOTE 9 — DISCONTINUED OPERATIONS

As discussed in Note 8 - “Sale of Assets”, we completed the previously announced sale of our Midland manufacturing facility on July 2, 2020. The Midland facility was used to design, fabricate and assemble new standard and customized compressor packages for our new unit sales business. In connection with the Midland manufacturing facility sale, we entered into an agreement with the buyer to continue to operate a portion of the facility, which allowed us to close out the remaining backlog for the new unit sale business and to continue to operate our aftermarket services business at that location for an interim period. Following completion of the last unit in October 2020, we are no longer fabricating new compressor packages for sales to third parties or for our own service fleet. The operations associated with the new unit sales business was previously reported in equipment sales revenues and are now reflected as discontinued operations in our financial statements for all periods presented. Used equipment sales revenue continues to be included in equipment sales revenue. A summary of financial information related to our discontinued operations for the new unit sales business is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Income (Loss) from Discontinued Operations
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Revenue	$36,815	$136,488	$124,643
Cost of revenues	38,503	122,315	112,894
Depreciation, amortization, and accretion	526	1,034	1,017
Impairments of long-lived assets	5,474	—	—
General and administrative expense	3,904	6,471	5,344
Other (income) expense, net	(773)	(25)	(1)
Total pretax income (loss) from discontinued operations	(10,819)	6,693	5,389
Income tax provision	67	406	250
Total income (loss) from discontinued operations	$(10,886)	$6,287	$5,139

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	December 31, 2020	December 31, 2019
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	—	3,925
Inventories	32	19,521
Other Current Assets	7	111
Current assets of discontinued operations	$39	$23,557
Property, plant, and equipment	—	38,029
Other assets	—	—
Long-term assets of discontinued operations	—	38,029
Total assets of discontinued operations	$39	$61,586

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$—	$26,496
Accrued liabilities	345	10,478
Current liabilities of discontinued operations	$345	$36,974
Long-term liabilities of discontinued operations	—	—
Total liabilities of discontinued operations	$345	$36,974
NOTE 10 — COMMITMENTS AND CONTINGENCIES

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
NOTE 11 — EQUITY-BASED COMPENSATION

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

During the year ended December 31, 2020, we granted to certain officers and employees an aggregate of 1,329,830 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $2.08 per unit, or an aggregate market value of $2.8 million. During the year ended December 31, 2019, we granted to certain officers and employees 1,001,071 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $2.71 per unit, or an aggregate market value of $2.7 million. During the year ended December 31, 2018, we granted to certain officers and employees 330,395 phantom unit and performance unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $7.33 per unit, or an aggregate market value of $2.4 million. The fair value of awards vesting during 2020, 2019, and 2018 was approximately $1.1 million, $1.2 million, and $1.5 million, respectively. The fair value of awards is amortized straight-line over the vesting period. Adjustments to the amortized expense related to performance phantom units may be recognized prior to vesting depending on the expected achievement of the performance target.

The following is a summary of unit activity for the year ended December 31, 2020:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2019	817	$3.59
Units granted (1)	1,329	2.08
Cancelled/forfeited	(290)	3.33
Exercised/released	(302)	3.76
Nonvested units outstanding at December 31, 2020 (2)	1,554	$2.31
 (1)    This number excludes 206,037 performance-based phantom units, which represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved.
(2)    This number excludes an additional 128,705 performance-based phantom units, which, when combined with the 206,037 granted, (net of 2020 forfeitures), represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 669,484.

Total estimated unrecognized equity-based compensation expense from unvested units as of December 31, 2020, was approximately $2.2 million and is expected to be recognized over a weighted average period of approximately 1.9 years. The amount recognized in 2020, 2019, and 2018 was approximately $1.4 million, $1.1 million, and $0.6 million, respectively, and is included in selling, general, and administrative expense in our consolidated statements of operations.
NOTE 12 — FAIR VALUE MEASUREMENTS

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

Derivative Contracts

We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2020 and 2019, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

	December 31, 2020
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$6,002	$19.11	1/4/2021

	December 31, 2019
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$8,656	$19.06	1/17/2020

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

    The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of the foreign currency derivative contracts contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the year ended December 31, 2020, 2019, and 2018, we recognized approximately $(0.2) million, $0.8 million, and $0.05 million of net (gains) and losses, respectively, associated with our foreign currency derivative program, and such amount is included in other (income) expense, net in the accompanying consolidated statement of operations.

Fair Value of Debt

The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.25% Senior Notes	$80,722	$67,274	$295,930	$266,041
7.50% First Lien Notes	400,000	369,680	350,000	344,750
10.000%/10.750% Second Lien Notes	157,162	114,728	—	—
	$637,884	$551,682	$645,930	$610,791
Impairments

During the years ended December 31, 2020 and 2019, we recorded impairments of $15.4 million and $3.2 million, respectively, on certain long-lived assets where the carrying values exceeded their respective fair values. During the year ended December 31, 2019, we recorded impairments primarily related to $2.3 million on certain units of our GasJack(R) fleet, reflecting our decision to dispose of these units upon management's determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment, as well as a $0.8 million impairment for a compressor package damaged by fire. During the year ended December 31, 2018, we recorded no impairments of long-lived assets.
The fair values used in the 2020 impairment calculations were estimated based on discounted estimated future cash flows, including projected future cash flows and/or estimated replacement costs, or a fair value in-exchange assumption, which are based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. A summary of these nonrecurring fair value measurements during the year ended December 31, 2020, using the fair value hierarchy, is as follows:

		Fair Value Measurements Using
Year Ended December 31,	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Impairment Losses
	(In Thousands)
2020	$21,214	$—	$—	$21,214	15,367

Other

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and variable-rate long-term debt pursuant to our revolving credit facility approximate their carrying amounts due to the short-term nature of these items.
NOTE 13 — INCOME TAXES

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. We are treated as a partnership for federal tax purposes with each partner being separately taxed on its share of our taxable income. However, a portion of our business is conducted through taxable U.S. corporate subsidiaries. Accordingly, a U.S. federal and state income tax provision has been reflected in the accompanying statements of operations. We have a tax sharing agreement with TETRA with respect to the Texas franchise tax liability. The resulting state tax expense is included in the provision for income taxes. Certain of our operations are located outside of the U.S. and we, through our foreign subsidiaries, are responsible for income taxes in these countries.

The income tax provision (benefit) attributable to our operations for the years ended December 31, 2020, 2019, and 2018 consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Current
Federal	$—	$—	$—
State	663	1,049	855
Foreign	2,186	1,769	1,688
	2,849	2,818	2,543
Deferred
Federal	—	—	72
State	15	(11)	(4)
Foreign	280	140	(246)
	295	129	(178)
Total tax provision	$3,144	$2,947	$2,365

A reconciliation of the provision for income taxes computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Income (loss) tax provision computed at statutory federal income tax rates	$(12,560)	$(5,106)	$(8,348)
Partnership (earnings) losses	12,560	5,106	8,348
Corporate subsidiary earnings (loss) subject to federal tax	(1,800)	(998)	(387)
Valuation allowances	2,133	1,300	(645)
Income tax expense attributable to foreign earnings	1,934	1,047	1,992
State income taxes (net of federal benefit)	764	1,504	1,328
Other	113	94	77
Total tax provision	$3,144	$2,947	$2,365

Income (loss) before income tax provision includes the following components:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
United States	$(67,992)	$(33,241)	$(42,692)
International	8,182	8,928	2,940
Total	$(59,810)	$(24,313)	$(39,752)

We file U.S. federal, state, and foreign income tax returns on behalf of all of our consolidated subsidiaries. With few exceptions, we are not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2013. We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2014
United States – State and Local	2014
Non-U.S. jurisdictions	2013

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

	December 31, 2020	December 31, 2019
Deferred Tax Assets	(In Thousands)
Amortization for book in excess of tax expense	19,939	22,396
Accruals	3,542	3,318
Net operating losses	22,816	18,164
Other	3,302	2,729
Total deferred tax assets	49,599	46,607
Valuation allowance	(41,830)	(37,649)
Net deferred tax assets	$7,769	$8,958

	December 31, 2020	December 31, 2019
Deferred Tax Liabilities	(In Thousands)
Accruals	$1,938	$2,350
Depreciation for tax in excess of book expense	3,734	4,677
Right-of-use Asset	3,330	2,892
All other	235	226
Total deferred tax liability	9,237	10,145
Net deferred tax liability	$1,468	$1,187

At December 31, 2020, we have federal, state, and foreign net operating loss carryforwards/carrybacks equal to approximately $19.8 million, $1.6 million, and $1.4 million, respectively. In those foreign jurisdictions and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire from 2021 to 2039. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended.

    The valuation allowance increased $4.2 million during the year ended December 31, 2020 primarily due to the increase in deferred tax assets as a result of losses generated by our U.S. corporate subsidiaries. The valuation allowance during the year ended December 31, 2019 remained constant. The valuation allowance decreased $1.7 million during the year ended December 31, 2018 primarily due to the reduction of the deferred tax assets as a result of income generated by our U.S. corporate subsidiaries. We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

    ASC 740, “Income Taxes” provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2020 and 2019, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.

NOTE 14 — EARNINGS PER COMMON UNIT

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

The following is the number of the weighted average basic and diluted common units outstanding:

	Year Ended December 31,
	2020	2019	2018
Weighted average basic and diluted common units outstanding	47,301,804	47,006,543	41,552,804

    Diluted earnings per unit are computed using the treasury stock method which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. As of December 31, 2020 there were no units excluded from the dilution calculation. As of December 31, 2019 and 2018 approximately 131,576, and 29,276 incremental units, respectively, were excluded from the calculation of diluted units because the impact was anti-dilutive. Following the issuance of the Preferred Units, diluted earnings per common unit was computed using the “if converted” method, whereby the amount of net income (loss) and the number of common units issuable are each adjusted as if the Preferred Units had been converted as of the date of issuance or as of the beginning of the period. The number of common units that may be issued upon future conversion of the Preferred Units was excluded from the calculation of diluted common units as the impact would be antidilutive due to the net loss recorded during the years ended December 31, 2019, and 2018. All remaining outstanding Preferred Units were redeemed for cash on August 8, 2019.
NOTE 15 — SEGMENTS

    ASC 280, “Segment Reporting”, defines the characteristics of an operating segment as (i) being engaged in business activity from which it may earn revenues and incur expenses, (ii) being reviewed by the company’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated and to assess its performance, and (iii) having discrete financial information. Although management of our General Partner reviews our products and services to analyze the nature of our revenue, other financial information, such as certain costs and expenses, and net income are not captured or analyzed by these items. Therefore, discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these items, but rather in the aggregate. Based on this, our General Partner believes that we operate in one business segment.

NOTE 16 — GEOGRAPHIC INFORMATION

Our headquarters are in the United States of America and we also have operations in Latin America, Canada, and to a lesser extent, in other countries located in Europe and the Asia-Pacific region. We attribute revenue to the countries based on the location of customers. Long-lived assets consist primarily of compressor packages and are attributed to the countries based on the physical location of the compressor packages at a given year-end. Information by geographic area is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Revenues from external customers:
U.S.	$268,605	$300,908	$276,342
Latin America	26,872	30,724	27,889
Canada	3,442	4,430	4,365
Other	2,668	4,031	5,424
Total	$301,587	$340,093	$314,020
Identifiable assets:
U.S.	$654,055	$760,589	$773,476
Latin America	51,424	55,498	47,891
Canada	4,487	4,732	4,156
Other	—	1,427	1,221
Total identifiable assets	$709,966	$822,246	$826,744

NOTE 17 — SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

     The $80.7 million, $400.0 million and $157.2 million in aggregate principal amounts outstanding of the Senior Notes, the First Lien Notes, and the Second Lien Notes, respectively, as of December 31, 2020 are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior unsecured and secured basis, by the following U.S. restricted subsidiaries which are each a 100% owned subsidiary (each a “Guarantor Subsidiary” and collectively the “Guarantor Subsidiaries”):

        CSI Compressco Field Services International LLC
        CSI Compressco Holdings LLC
        CSI Compressco International LLC
        CSI Compressco Leasing LLC
        CSI Compressco Operating LLC
        CSI Compressco Sub, Inc.
        CSI Compression Holdings, LLC
        Rotary Compressor Systems, Inc.

    As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the Senior Notes, the First Lien Notes or the Second Lien Notes. In addition to the financial information of the Partnership, financial information of the Issuers includes CSI Compressco Finance Inc., which had no assets or operations for any of the periods presented.

Condensed Consolidating Balance Sheet
December 31, 2020
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$66,507	$30,318	$—	$96,825
Property, plant, and equipment, net	—	526,179	25,222	—	551,401
Investments in subsidiaries	162,634	31,460	—	(194,094)	—
Operating lease right-of-use assets	—	32,382	255	—	32,637
Intangible and other assets, net	—	26,415	2,688	—	29,103
Intercompany receivables	464,594	—	—	(464,594)	—
Total non-current assets	627,228	616,436	28,165	(658,688)	613,141
Total assets	$627,228	$682,943	$58,483	$(658,688)	$709,966

LIABILITIES AND PARTNERS’ CAPITAL
Other current liabilities	$13,930	$37,418	$4,488	$—	$55,836
Amounts payable to affiliates	—	2,685	549		3,234
Current liabilities associated with discontinued operations	—	345	—	—	345
Long-term debt	638,631	—	—		638,631
Operating lease liabilities	—	23,894	165	—	24,059
Long-term affiliate payable and other liabilities	—	444,231	20,363	(464,594)	—
Other long-term liabilities	—	11,736	1,458	—	13,194
Total liabilities	652,561	520,309	27,023	(464,594)	735,299
Total partners’ capital	(25,333)	162,634	31,460	(194,094)	(25,333)
Total liabilities and partners’ capital	$627,228	$682,943	$58,483	$(658,688)	$709,966

Condensed Consolidating Balance Sheet
December 31, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets associated with continuing operations	$—	$73,803	$29,933	$—	$103,736
Current assets associated with discontinued operations	—	23,557	—	—	23,557
Property, plant, and equipment, net	—	573,749	30,589	—	604,338
Investments in subsidiaries	180,033	27,287	—	(207,320)	—
Operating lease right-of-use assets	—	20,577	429		21,006
Intangible and other assets, net	—	28,334	3,246	—	31,580
Intercompany receivables	519,182	—	—	(519,182)	—
Long-term assets associated with discontinued operations	—	38,029	—	—	38,029
Total non-current assets	699,215	687,976	34,264	(726,502)	694,953
Total assets	$699,215	$785,336	$64,197	$(726,502)	$822,246

LIABILITIES AND PARTNERS’ CAPITAL
Other current liabilities	$14,607	$43,621	$4,721	$—	$62,949
Amounts payable to affiliates	—	5,096	2,608	—	7,704
Current liabilities associated with discontinued operations	—	36,974	—	—	36,974
Long-term debt	635,617	2,621	—	—	638,238
Operating lease liabilities	—	13,509	313	—	13,822
Intercompany payables	—	490,807	28,375	(519,182)	—
Long-term affiliate payable and other liabilities	—	12,675	893	—	13,568
Total liabilities	650,224	605,303	36,910	(519,182)	773,255
Total partners’ capital	48,991	180,033	27,287	(207,320)	48,991
Total liabilities and partners’ capital	$699,215	$785,336	$64,197	$(726,502)	$822,246

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
December 31, 2020
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$275,772	$30,318	$(4,503)	$301,587
Cost of revenues (excluding depreciation and amortization expense)	—	163,000	15,736	(4,503)	174,233
Depreciation and amortization	—	72,551	7,456	—	80,007
Impairment and other charges	—	15,367	—	—	15,367
Insurance recoveries	—	(517)	—	—	(517)
Selling, general, and administrative expense	1,389	31,344	1,562	—	34,295
Interest expense, net	51,956	2,512	—	—	54,468
Other expense, net	4,836	(897)	(395)	—	3,544
Equity in net (income) loss of subsidiaries	15,659	(3,993)	—	(11,666)	—
Income (loss) before taxes and discontinued operations	(73,840)	(3,595)	5,959	11,666	(59,810)
Provision for income taxes	—	1,178	1,966	—	3,144
Income (loss) from continuing operations	(73,840)	(4,773)	3,993	11,666	(62,954)
Loss from discontinued operations, net of taxes	—	(10,886)	—	—	(10,886)
Net income (loss)	(73,840)	(15,659)	3,993	11,666	(73,840)
Other comprehensive income (loss)	180	180	—	(180)	180
Comprehensive income (loss)	$(73,660)	$(15,479)	$3,993	$11,486	$(73,660)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
December 31, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$314,576	$35,153	$(9,636)	$340,093
Cost of revenues (excluding depreciation and amortization expense)	—	180,890	23,930	(9,636)	195,184
Depreciation and amortization	—	71,489	4,140	—	75,629
Impairments and other charges	—	3,160	—	—	3,160
Insurance recoveries	—	(555)	—	—	(555)
Selling, general, and administrative expense	1,062	33,403	2,164	—	36,629
Interest expense, net	51,550	1,825	—	—	53,375
Series A Preferred FV Adjustment	1,470	—	—	—	1,470
Other expense, net	1,468	452	(2,406)	—	(486)
Equity in net (income) loss of subsidiaries	(34,577)	(5,844)	—	40,421	—
Income (loss) before taxes and discontinued operations	(20,973)	29,756	7,325	(40,421)	(24,313)
Provision for income taxes	—	1,466	1,481	—	2,947
Income (loss) from continuing operations	(20,973)	28,290	5,844	(40,421)	(27,260)
Income from discontinued operations, net of taxes	—	6,287	—	—	6,287
Net income (loss)	(20,973)	34,577	5,844	(40,421)	(20,973)
Other comprehensive income (loss)	513	513	—	(513)	513
Comprehensive income (loss)	$(20,460)	$35,090	$5,844	$(40,934)	$(20,460)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
December 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$292,203	$32,594	$(10,777)	$314,020
Cost of revenues (excluding depreciation and amortization expense)	—	184,401	21,879	(10,777)	195,503
Depreciation and amortization	—	65,986	3,497	—	69,483
Impairments and other charges	—	681	—	—	681
Selling, general, and administrative expense	639	31,466	2,151	—	34,256
Interest expense, net	49,512	3,073	—	—	52,585
Series A Preferred FV Adjustment	(838)	—	—	—	(838)
Other expense, net	—	3,990	(1,888)	—	2,102
Equity in net (income) loss of subsidiaries	(12,335)	(5,781)	—	18,116	—
Income (loss) before taxes and discontinued operations	(36,978)	8,387	6,955	(18,116)	(39,752)
Provision for income taxes	—	1,191	1,174	—	2,365
Income (loss) from continuing operations	(36,978)	7,196	5,781	(18,116)	(42,117)
Income from discontinued operations, net of taxes	—	5,139	—	—	5,139
Net income (loss)	(36,978)	12,335	5,781	(18,116)	(36,978)
Other comprehensive income (loss)	(3,597)	(3,597)	—	3,597	(3,597)
Comprehensive income (loss)	$(40,575)	$8,738	$5,781	$(14,519)	$(40,575)

Condensed Consolidating Statement of Cash Flows
December 31, 2020
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$19,084	$1,678	$—	$20,762
Investing activities:
Purchases of property, plant, and equipment, net	—	(13,011)	(1,687)	—	(14,698)
Proceeds from sale of property, plant, and equipment, net	—	19,364	—	—	19,364
Insurance recoveries associated with damaged equipment	—	517	—	—	517
Net cash used in investing activities	—	6,870	(1,687)	—	5,183
Financing activities:
Proceeds from long-term debt	—	411,134	—	—	411,134
Payments of long-term debt	—	(413,110)	—	—	(413,110)
Distributions	(1,918)	—	—	—	(1,918)
Payments to affiliate	(2,764)	—	—	—	(2,764)
Intercompany contribution (distribution)	9,709	(9,709)	—	—	—
Other financing activities	(5,027)	—	—	—	(5,027)
Net cash used in financing activities	—	(11,685)	—	—	(11,685)
Effect of exchange rate changes on cash	—	—	(53)	—	(53)
Increase (decrease) in cash and cash equivalents	—	14,269	(62)	—	14,207
Cash and cash equivalents at beginning of period	—	66	2,304	—	2,370
Cash and cash equivalents at end of period	$—	$14,335	$2,242	$—	$16,577

Condensed Consolidating Statement of Cash Flows
December 31, 2019
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$62,842	$4,854	$—	$67,696
Investing activities:
Purchases of property, plant, and equipment, net	—	(71,534)	(4,264)	—	(75,798)
Proceeds from sale of property, plant, and equipment, net	—	11,025	—	—	11,025
Insurance recoveries associated with damaged equipment	—	555	—	—	555
Net cash used in investing activities	—	(59,954)	(4,264)	—	(64,218)
Financing activities:
Proceeds from long-term debt	—	45,000	—	—	45,000
Payments of long-term debt	—	(41,567)	—	—	(41,567)
Cash redemptions of Preferred Units	(31,913)	—	—	—	(31,913)
Distributions	(1,907)	—	—	—	(1,907)
Intercompany contribution (distribution)	35,185	(35,185)	—	—	—
Advances from affiliate	—	14,782	—	—	14,782
Financing costs and other	(1,365)	—	—	—	(1,365)
Net cash provided by financing activities	—	(16,970)	—	—	(16,970)
Effect of exchange rate changes on cash	—	—	4	—	4
Increase (decrease) in cash and cash equivalents	—	(14,082)	594	—	(13,488)
Cash and cash equivalents at beginning of period	—	14,148	1,710	—	15,858
Cash and cash equivalents at end of period	$—	$66	$2,304	$—	$2,370

Condensed Consolidating Statement of Cash Flows
December 31, 2018
(In Thousands)

	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$26,753	$3,368	$—	$30,121
Investing activities:
Purchases of property, plant, and equipment, net	—	(99,020)	(4,981)	—	(104,001)
Proceeds from sale of property, plant, and equipment, net	—	512	—	—	512
Advances and other investing activities		(1)	—		(1)
Net cash used in investing activities	—	(98,509)	(4,981)	—	(103,490)
Financing activities:
Proceeds from long-term debt	343,800	36,200	—	—	380,000
Payments of long-term debt	—	(258,000)	—	—	(258,000)
Distributions	(31,294)	—	—	—	(31,294)
Intercompany contribution (distribution)	(303,507)	303,507	—	—	—
Financing costs and other	(8,999)	—	—	—	(8,999)
Net cash used in financing activities	—	81,707	—	—	81,707
Effect of exchange rate changes on cash	—	—	(81)	—	(81)
Increase (decrease) in cash and cash equivalents	—	9,951	(1,694)	—	8,257
Cash and cash equivalents at beginning of period	—	4,197	3,404	—	7,601
Cash and cash equivalents at end of period	$—	$14,148	$1,710	$—	$15,858
NOTE 18 — SUBSEQUENT EVENTS

The Partnership has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.

On January 19, 2021, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended December 31, 2020 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution was paid on February 12, 2021, to the holders of common units of record as of the close of business January 29, 2021.

On January 29, 2021, Spartan acquired from TETRA the Partnership’s General Partner, IDRs and 10.95 million common units in the Partnership (the “GP Sale”). The Partnership did not issue any common units or incur any debt as a result of the transaction. TETRA will continue to own 5.2 million common units of the Partnership. TETRA will also continue to provide back office support to the Partnership under a Transition Services Agreement for a period of time until the Partnership has completed a full separation from TETRA’s back-office support functions. Upon the closing of the GP Sale, the Omnibus Agreement terminated in accordance with its terms.

Additionally, on January 29, 2021, the Partnership amended the Credit Agreement to temporarily increase the size of the reserve to $10.0 million and also requires that Spartan backstop all of our outstanding letters of credit. These temporary restrictions will expire on April 30, 2021 if there has not been a “Change of Control” under the Partnership’s secured senior notes indentures.