Form 10-Q
period 2021-03-31
CSI Compressco LP
filed 2021-05-03
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 30, 2021, there were 47,971,240 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Compression and related services	$54,239	$65,765
Aftermarket services	11,001	17,970
Equipment sales	470	1,700
Total revenues	65,710	85,435
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	26,426	31,608
Cost of aftermarket services	9,517	16,245
Cost of equipment sales	317	1,883
Total cost of revenues	36,260	49,736
Depreciation and amortization	18,530	19,670
Selling, general, and administrative expense	9,594	9,090
Interest expense, net	13,898	13,169
Other (income) expense, net	324	440
Loss before taxes and discontinued operations	(12,896)	(6,670)
Provision for income taxes	1,507	196
Loss from continuing operations	(14,403)	(6,866)
Loss from discontinued operations, net of tax	(62)	(6,764)
Net loss	$(14,465)	$(13,630)

General partner interest in net loss	$(202)	$(192)
Common units interest in net loss	$(14,263)	$(13,438)

Basic and diluted net loss per common unit:
Loss from continuing operations per common unit	$(0.30)	$(0.14)
Loss from discontinued operations per common unit	—	(0.14)
Net loss per common unit	$(0.30)	$(0.28)
Weighted average common units outstanding:
Basic	47,723,874	47,176,640
Diluted	47,723,874	47,176,640

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(14,465)	$(13,630)
Foreign currency translation adjustment, net of tax of $0 in 2021 and 2020	57	(353)
Comprehensive loss	$(14,408)	$(13,983)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,928	$16,577
Trade accounts receivable, net of allowances for doubtful accounts of $1,283 as of March 31, 2021 and $1,333 as of December 31, 2020	47,692	43,837
Inventories	32,683	31,188
Prepaid expenses and other current assets	7,961	5,184
Current assets associated with discontinued operations	32	39
Total current assets	109,296	96,825
Property, plant, and equipment:
Land and building	13,259	13,259
Compressors and equipment	980,406	975,375
Vehicles	7,675	7,692
Construction in progress	11,851	12,763
Total property, plant, and equipment	1,013,191	1,009,089
Less accumulated depreciation	(473,065)	(457,688)
Net property, plant, and equipment	540,126	551,401
Other assets:
Intangible assets, net of accumulated amortization of $31,452 as of March 31, 2021 and $30,711 as of December 31, 2020	24,316	25,057
Operating lease right-of-use assets	30,575	32,637
Deferred tax asset	10	10
Other assets	3,861	4,036
Total other assets	58,762	61,740
Total assets	$708,184	$709,966
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$23,109	$19,766
Accrued liabilities and other	45,807	36,070
Amounts payable to affiliates	3,291	3,234
Current liabilities associated with discontinued operations	279	345
Total current liabilities	72,486	59,415
Other liabilities:
Long-term debt, net	638,662	638,631
Deferred tax liabilities	1,869	1,478
Long-term affiliate payable	11,477	—
Operating lease liabilities	22,472	24,059
Other long-term liabilities	1,110	11,716
Total other liabilities	675,590	675,884
Commitments and contingencies
Partners’ capital:
General partner interest	(1,094)	(885)
Common units (47,971,240 units issued and outstanding at March 31, 2021 and 47,352,291 units issued and outstanding at December 31, 2020)	(24,462)	(10,055)
Accumulated other comprehensive loss	(14,336)	(14,393)
Total partners’ capital	(39,892)	(25,333)
Total liabilities and partners’ capital	$708,184	$709,966

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2020	$(885)	47,352	$(10,055)	$(14,393)	$(25,333)
Net loss	(202)	—	(14,263)	—	(14,465)
Distributions ($0.01 per unit)	(7)	—	(477)	—	(484)
Equity compensation	—	—	474	—	474
Vesting of Phantom Units	—	619	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	57	57
Acquisition of affiliate from TETRA	—	—	(141)	—	(141)
Balance at March 31, 2021	$(1,094)	47,971	$(24,462)	$(14,336)	$(39,892)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2019	$180	47,079	$63,384	$(14,573)	$48,991
Net loss	(192)	—	(13,438)	—	(13,630)
Distributions ($0.01 per unit)	(7)	—	(471)	—	(478)
Equity compensation, net	—	—	229	—	229
Vesting of Phantom Units	—	213	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	(353)	(353)
Balance at March 31, 2020	$(19)	47,292	$49,704	$(14,926)	$34,759

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(14,465)	$(13,630)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization	18,530	19,908
Impairments and other charges	—	5,371
Provision for deferred income taxes	405	8
Equity compensation expense	833	324
Provision for doubtful accounts	32	222
Amortization of deferred financing costs	144	670
Other non-cash charges and credits	42	(85)
Gain on sale of property, plant, and equipment	(37)	7
Changes in operating assets and liabilities:
Accounts receivable	(3,952)	(7,364)
Inventories	(3,488)	(12,102)
Prepaid expenses and other current assets	(3,058)	(1,160)
Accounts payable and accrued expenses	14,486	21,625
Other	142	(437)
Net cash provided by operating activities	9,614	13,357
Investing activities:
Purchases of property, plant, and equipment, net	(4,595)	(6,483)
Proceeds from sale of property, plant, and equipment	116	—
Acquisition of affiliate from TETRA, net of cash acquired	5	—
Net cash used in investing activities	(4,474)	(6,483)
Financing activities:
Proceeds from long-term debt	—	15,501
Payments of long-term debt	—	(16,000)
Distributions	(484)	(478)
Other financing activities	(119)	(886)
Payments to affiliate	(174)	—
Net cash used in financing activities	(777)	(1,863)
Effect of exchange rate changes on cash	(12)	35
Increase in cash and cash equivalents and restricted cash	4,351	5,046
Cash and cash equivalents at beginning of period	16,577	2,370
Cash and cash equivalents and restricted cash at end of period	$20,928	$7,416
Supplemental cash flow information:
Interest paid	$2,926	$10,823
Income taxes paid	$175	$36
Decrease in accrued capital expenditures	$218	$822

See Notes to Consolidated Financial Statements

CSI Compressco LP
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

    CSI Compressco LP, a Delaware limited partnership, is a provider of compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. We also provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of international locations, including the countries of Mexico, Canada, and Argentina. Previously, our equipment sales business included our new unit sales business that consisted of the fabrication and sale of new standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas that were used to provide compression services or sold to our customers. In the fourth quarter of 2020, we fully exited the new unit sales business and we have reflected these operations as discontinued operations for all periods presented. See Note 2 – “Discontinued Operations.” Used equipment sales revenue continues to be included in equipment sales revenue. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing CSI Compressco LP and its wholly owned subsidiaries.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of March 31, 2021, and for the three-month periods ended March 31, 2021 and 2020, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2021.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2020 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 4, 2021.

Segments

Our General Partner has concluded that we operate in one business segment.

Significant Accounting Policies

    Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the three months ended March 31, 2021.

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

Reclassifications

    Certain previously reported financial information has been reclassified to present our new unit sales business as discontinued operations. See Note 2 – “Discontinued Operations” for further information. In addition, certain previously reported financial information has been reclassified to conform to the current year’s presentation. Other than the discontinued operations presentation, the impact of reclassifications was not significant to the prior year's overall presentation. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

Cash Equivalents

We consider all highly liquid cash investments with maturities of three months or less when purchased to be cash equivalents.

Foreign Currencies

Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with our international operations. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $0.4 million and $1.7 million during the three-month periods ended March 31, 2021 and March 31, 2020, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in process and are stated at the lower of cost or net realizable value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method.

Impairments and Other Charges

    Impairments of long-lived assets, including identified intangible assets, are determined periodically, when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from the relevant assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. There were no impairments attributed to continuing operations recorded during the three-month periods ended March 31, 2021 or March 31, 2020.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three-month periods ended March 31, 2021 and March 31, 2020, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

Fair Value Measurements

    We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements were utilized in the determination of the carrying value of our Series A Preferred Units (a Level 3 fair value measurement). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value (a Level 2 fair value measurement). Refer to Note 8 –
“Fair Value Measurements” for further discussion.
Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets (a Level 3 fair value measurement) and for the impairment of long-lived assets (a Level 3 fair value measurement).

Distributions

    On January 19, 2021, our General Partner declared a cash distribution attributable to the quarter ended December 31, 2020 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution was paid on February 12, 2021, to each of the holders of common units of record as of the close of business on January 29, 2021.

New Accounting Pronouncements

Standards adopted in 2021

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to intraperiod tax allocation, interim period income tax calculation methodology, and the recognition of deferred tax liabilities for outside basis differences. It also simplifies certain aspects of accounting for franchise taxes and clarifies the accounting for transactions that results in a step-up in the tax basis of goodwill. On January 1, 2021, we adopted ASU 2019-12. The adoption of this standard did not have a material impact on our consolidated financial statements.

Standards not yet adopted

    In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairments will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. ASU 2016-13 will be effective for us in the first quarter of 2023. We continue to assess the potential effects of these changes to our consolidated financial statements.

    In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments were effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. As of March 31, 2021, we have not modified our credit agreements to remove references to LIBOR. We are currently evaluating the impact of the provisions of ASU 2020-04 on our consolidated financial statements.

NOTE 2 — DISCONTINUED OPERATIONS

On July 2, 2020, we completed the sale of our Midland manufacturing facility. The Midland facility was used to design, fabricate and assemble new standard and customized compressor packages for our new unit sales business. In connection with the Midland manufacturing facility sale, we entered into an agreement with the buyer to continue to operate a portion of the facility, which allowed us to close out the remaining backlog for the new unit sales business and to continue to operate our aftermarket services business at that location for an interim period. Following completion of the last unit in October 2020, we ceased fabricating new compressor packages for sales to third parties or for our own service fleet. The operations associated with the new unit sales business were previously reported in equipment sales revenues and are now reflected as discontinued operations in our financial statements for all periods presented. Used equipment sales revenue continues to be included in equipment sales revenue. A summary of financial information related to our discontinued operations for the new unit sales business is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Income (Loss) from Discontinued Operations
(in thousands)

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$4,844
Cost of revenues	22	4,817
Depreciation, amortization, and accretion	—	238
Impairments of long-lived assets	—	5,371
General and administrative expense	40	1,166
Total pretax income (loss) from discontinued operations	(62)	(6,748)
Income tax provision	—	16
Total income (loss) from discontinued operations	$(62)	$(6,764)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	March 31, 2021	December 31, 2020
Carrying amounts of major classes of assets included as part of discontinued operations
Inventories	$32	$32
Other Current Assets	—	7
Current assets of discontinued operations	$32	$39

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accrued liabilities	$279	$345
Current liabilities of discontinued operations	$279	$345

NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of March 31, 2021, we had $38.3 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not include revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of March 31, 2021 for completion of performance obligations of compression service contracts are as follows:

	2021	2022	2023	2024	Thereafter	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$27,316	$9,471	$1,488	$42	$14	$38,331

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheets, primarily associated with revenue accruals prior to invoicing, were $10.2 million and $6.8 million as of March 31, 2021 and December 31, 2020, respectively.

    The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Unearned income, beginning of period	$269	$283
Additional unearned income	162	1,007
Revenue recognized	(239)	(780)
Unearned income, end of period	$192	$510

    Unearned income is included in accrued liabilities and other on the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Compression and related services
United States	$45,986	$57,275
International	8,253	8,490
	54,239	65,765
Aftermarket services
United States	10,813	17,285
International	188	685
	11,001	17,970
Equipment sales
United States	470	1,194
International	—	506
	470	1,700
Total Revenue
United States	57,269	75,754
International	8,441	9,681
	$65,710	$85,435

NOTE 4 — INVENTORIES

Components of inventories as of March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021	December 31, 2020
	(In Thousands)
Parts and supplies	$29,115	$28,483
Work in progress	3,568	2,705
Total inventories	$32,683	$31,188

Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consist of work in progress for our aftermarket business that has not been invoiced.
NOTE 5 — LEASES

    We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms up to ten years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. Our leases generally require us to pay all maintenance and insurance costs. On February 12, 2021, we entered into a build-to-suit agreement for a facility to serve as support for our aftermarket services. The lease on the facility has a ten-year term with initial base rent of $0.5 million per year, and is expected to commence during the second quarter of 2021. We have no other leases that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

    Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Total lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), was $4.2 million and $4.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively, of which, $1.6 million and $1.8 million respectively, related to short-term leases. Variable rent expense was not material.

Operating lease supplemental cash flow information:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$2,717	$2,216

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$7,626

Supplemental balance sheet information:

	March 31, 2021	December 31, 2020
	(In Thousands)
Operating leases:
Operating right-of-use asset	$30,575	$32,637

Accrued liabilities and other	$7,695	$8,099
Operating lease liabilities	22,472	24,059
Total operating lease liabilities	$30,167	$32,158

Additional operating lease information:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	4.58 years	4.73 years

Weighted average discount rate:
Operating leases	9.16%	9.02%

    Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year, consist of the following at March 31, 2021:

Operating Leases
(In Thousands)

Remainder of 2021	$7,725
2022	8,684
2023	7,068
2024	4,812
2025	4,237
Thereafter	4,583
Total lease payments	37,109
Less imputed interest	(6,942)
Total lease liabilities	$30,167
NOTE 6 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	Scheduled Maturity	March 31, 2021	December 31, 2020
		(In Thousands)
Credit Agreement (1)	June 29, 2023	$—	$—
7.25% Senior Notes (2)	August 15, 2022	80,109	80,001
7.50% First Lien Notes (3)	April 2025	399,638	399,655
10.00%/10.75% Second Lien Notes (4)	April 2026	158,915	158,975
Total long-term debt		$638,662	$638,631

(1)     Because there was no outstanding balance on the Credit Agreement, associated deferred financing costs of $0.5 million as of March 31, 2021 and $0.6 million as of December 31, 2020 were classified as other long-term assets on the accompanying consolidated balance sheet.
(2)     Net of the unamortized discount of $0.2 million as of March 31, 2021 and $0.3 million as of December 31, 2020 and unamortized deferred financing costs of $0.4 million as of March 31, 2021 and $0.4 million as of December 31, 2020.
(3)     Net of the unamortized deferred financing costs of $4.9 million as of March 31, 2021 and $5.2 million as of December 31, 2020, net of the unamortized discount of $0.2 million as of March 31, 2021 and $0.2 million as of December 31, 2020, and net of deferred restructuring gain of $4.7 million as of March 31, 2021 and $5.0 million as of December 31, 2020.
(4)     Net of the unamortized discount of $0.7 million as of March 31, 2021 and $0.7 million as of December 31, 2020, and net of unamortized deferred financing costs of $1.1 million as of March 31, 2021 and $1.2 million as of December 31, 2020, and net of deferred restructuring gain of $3.6 million as of March 31, 2021 and $3.7 million as of December 31, 2020.

    Our Credit Agreement and Senior Note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of March 31, 2021.

    See Note 7 – “Related Party Transactions,” for a discussion of our amounts payable to affiliates and long-term affiliate payable to Spartan Energy Partners LP (“Spartan”).

Credit Agreement

    In June 2020, the Partnership amended the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for maximum revolving credit commitments of $35.0 million and includes a $5.0 million reserve, which results in reduced borrowing availability. The Credit Agreement includes a $25.0 million sublimit for letters of credit. Additionally, on January 29, 2021, the Partnership further amended the Credit Agreement to temporarily increase the size of the reserve to $10.0 million and also required that Spartan backstop all of the Partnership’s outstanding letters of credit. These temporary restrictions expired on April 30, 2021. As of March 31, 2021, we had no balance outstanding under the Credit Agreement and $1.8 million of letters of credit against our Credit Agreement. Subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $13.8 million as of March 31, 2021. See Note 11 – “Subsequent Events” for further information regarding our Credit Agreement.

Borrowings under the credit facility are subject to the applicable margin related to (i) LIBOR Rate Loans (as defined in the Credit Agreement) between 3.00% and 3.50% and (ii) Base Rate Loans (as defined in the Credit Agreement) between 2.00% and 2.50%. The commitment fee in respect of the unutilized commitments under the Credit Agreement is 0.50%.

7.25% Senior Notes due 2022

    As of March 31, 2021, our 7.25% Senior Notes due 2022 (the “Senior Notes”) had $80.1 million outstanding net of unamortized discounts and unamortized deferred financing costs. Interest on these notes is payable on February 15 and August 15 of each year. The Senior Notes are unsecured obligations, and are guaranteed on a unsecured basis by the Partnership’s subsidiaries that guarantee the Credit Agreement.

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

7.50% First Lien Notes due 2025

As of March 31, 2021, our First Lien Notes had $399.6 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of March 31, 2021, our Second Lien Notes had $158.9 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

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

During the fourth quarter of 2020, the Partnership elected to increase the principal amount outstanding by $1.6 million through the issuance of PIK notes. This amount is included in the balance outstanding as of March 31, 2021. See Note 11 – “Subsequent Events” for further information regarding our Second Lien Notes.

NOTE 7 — RELATED PARTY TRANSACTIONS

On January 29, 2021, Spartan acquired from TETRA the Partnership’s General Partner, IDRs and 10.95 million common units in the Partnership (the “GP Sale”). The Partnership did not issue any common units or incur any debt as a result of the transaction. TETRA retained 5.2 million common units of the Partnership.

Omnibus Agreement

    Under the terms of the Omnibus Agreement, our General Partner provided all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provided personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provided certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimbursed our General Partner and TETRA for services they provide to us. Upon the closing of the GP Sale, the Omnibus Agreement terminated in accordance with its terms. Beginning in February 2021, we will reimburse our General Partner under the terms of our partnership agreement for any expenses and expenditures incurred or payments made on our behalf, including, operating expenses related to our operations and for the provision of various general and administrative services for our benefit.

Transition Services Agreement

TETRA will continue to provide back office support to the Partnership under a Transition Services Agreement for a period of time until the Partnership has completed a full separation from TETRA’s back-office support functions.

Spartan and General Partner Ownership

As of March 31, 2021, Spartan’s ownership interest in us was approximately 23%, with the common units held by the public representing an approximate 65% interest in us.

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to fund the construction of and purchase from us of up to $15.0 million of new compression services equipment and to subsequently lease the equipment back to us in exchange for a monthly rental fee. As of November 30, 2020, pursuant to this arrangement, $14.8 million had been funded by TETRA for the construction of new compressor services equipment and all compression units were completed and deployed under this agreement. In December 2020, TETRA sold these compressors and assigned the corresponding leases to Spartan. As of March 31, 2021, the financing obligation owed to Spartan was $11.3 million and is included in accounts payable to affiliate and other and other long-term liabilities in our consolidated balance sheet as of March 31, 2021. The balances were included in accrued liabilities and other long-term liabilities in our consolidated balance sheet as of December 31,2020. Imputed interest expense recognized for the three-month period ended March 31, 2021 was $0.6 million.

Mexico Payroll Affiliate

In January 2021, the Partnership entered into an agreement to purchase a TETRA-owned entity, which administers payroll in Mexico, for consideration of approximately $0.4 million. The difference between the fair value of the affiliate and TETRA’s historic carrying value of the affiliates’ net assets was recorded as a capital distribution. The associated liability is included in accounts payable on the consolidated balance sheet as of March 31, 2021 and was paid in April 2021.
NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined by ASC Topic 820 as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that may differ from the transaction price or market price of the asset or liability.

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

Financial Instruments

Derivative Contracts

    We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2021, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$5,763	20.74	April 5, 2021

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

The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three-month periods ended March 31, 2021 and March 31, 2020, we recognized $(0.1) million and $(1.4) million, respectively, of net (gains) losses associated with our foreign currency derivatives program. These amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Fair Value of Debt

    The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.25% Senior Notes	$80,722	$76,686	$80,722	$67,274
7.50% First Lien Notes	400,000	408,000	400,000	369,680
10.000%/10.750% Second Lien Notes	157,162	138,303	157,162	114,728
	$637,884	$622,989	$637,884	$551,682

Other

The fair values of cash, accounts receivable, accounts payable, accrued liabilities and variable-rate long-term debt pursuant to our revolving credit facility approximate their carrying amounts due to the short-term nature of these items.
NOTE 9 — INCOME TAXES

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

    Our effective tax rate for the three-month period ended March 31, 2021, was negative (11.7)% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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
NOTE 11 — SUBSEQUENT EVENTS

On April 19, 2021, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2021 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit, on an annualized basis. This distribution will be paid on May 14, 2021 to each of the holders of common units of record as of the close of business on April 30, 2021.

On April 1, 2021, the Partnership elected to increase the principal amount outstanding on its Second Lien Notes through the issuance of $2.8 million of PIK notes.

On April 30, 2021, the required reserve on our Credit Agreement was reduced to $5.0 million and Spartan’s backstop for the Partnership’s outstanding letters of credit was released.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Partnership’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in “Item 1. Financial Statements” contained herein. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 4, 2021 (“2020 Annual Report”). This discussion includes forward-looking statements that involve certain risks and uncertainties.
Business Overview

    We provide compression services for natural gas and oil production, gathering, artificial lift, production enhancement, transmission, processing, and storage. Our compression and related services business includes a fleet of approximately 4,900 compressor packages providing approximately 1.2 million in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Our aftermarket business provides compressor package overhaul, repair, engineering and design, reconfiguration and maintenance services, as well as the sale of compressor package parts and components manufactured by third-party suppliers. Our customers operate throughout many of the onshore producing regions of the United States, as well as Mexico, Canada and Argentina.

    Demand for our services is directly driven by the production of crude oil and associated natural gas from unconventional shale plays, natural gas production in conventional plays along with transmission of natural gas to and within sales pipelines. Our fleet of compressors, ranging from 20 to 2,500 horsepower per unit, allows us to provide our customers compression solutions ranging from low horsepower production enhancement needs at the wellhead through large horsepower at centralized gathering and gas lift facilities.

During 2020, macroeconomic uncertainty in the oil and natural gas industry drove steep declines in spending by oil and gas operators which led to a number of our units being released with some of our customers temporarily shutting in wells and requesting that compression units be placed on standby. Oil prices began to stabilize during the third quarter and continued to improve during the first quarter, reaching an average of $58 per barrel. The pace of horsepower being released slowed in comparison to the second quarter and customers continued bringing production back online throughout the third and fourth quarters of 2020.

Unit releases continued to slow in the first weeks of 2021. In March, net unit sets turned positive for the first time since December of 2019. Oil prices crossed $50 per barrel in early January and continued to edge upwards, exceeding $60 per barrel in mid-February and stayed in that range throughout the quarter. Along with these commodity price improvements, we have seen an increase in quote activity and awards across our compression and related services and aftermarket services businesses.

A significant portion of our fleet was exposed to the winter weather that had a severe impact on Texas and neighboring states in February, creating challenges to safely access, operate and maintain our units. Keeping safety a priority and working closely with our customers, we were able to navigate the challenging conditions safely and with minimal impact to the mechanical condition of our fleet, revenues and costs.

    We have and will continue to evaluate the sale of assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet or any other assets.

We continue to take an aggressive approach towards cost management to improve our financial performance and liquidity. In 2020, we implemented temporary and permanent cost reductions, including reductions in capital expenditures, workforce and salaries. We also implemented furloughs, a reduction in the cash retainers for the directors of our general partner, the suspension of 401(k) matching contributions for our employees, targeted reduction in selling, general and administrative expenses, rationalization of our real estate facilities, and negotiated reductions in expenditures with many of our suppliers. Throughout 2021, we will continue to monitor our operations and proactively manage our expenses and our financial performance.

While we are not able to predict how long market disruptions resulting from the COVID-19 pandemic and diminished demand for oil will continue, or what impact they will ultimately have on our business, we saw activity leveling out at the end of the fourth quarter of 2020 and the first quarter of 2021. We are encouraged by improvements in oil and gas prices throughout the quarter and projections for demand recovery, driven by COVID-19 vaccinations as they are administered on a wider scale. However, the risk of additional strains of COVID-19, increases in the number of cases, that developed vaccines may not be successful in preventing COVID-19 or its spread or the potential outbreak of a new or mutated virus, and the possibility of future lockdowns makes any forecast for improvement uncertain. In addition, continued capital discipline throughout the energy sector may limit production growth when the economy recovers from the pandemic. Despite challenging market conditions, we will continue to maintain our commitment to safety and service quality for our customers.

Results of Operations

On July 2, 2020, we completed the sale of our Midland manufacturing facility. The Midland facility was used to design, fabricate and assemble new standard and customized compressor packages for our new unit sales business. In connection with the Midland manufacturing facility sale, we entered into an agreement with the buyer to continue to operate a portion of the facility, which allowed us to close out the remaining backlog for the new unit sales business and to continue to operate our aftermarket services business at that location for an interim period. Following completion of the last unit in October 2020, we ceased fabricating new compressor packages for sales to third parties or for our own service fleet. The operations associated with the new unit sales business were previously reported in equipment sales revenues and are now reflected as discontinued operations in our financial statements for all periods presented.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

	Three Months Ended March 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(In Thousands)
Revenues:
Compression and related services	$54,239	$65,765	$(11,526)	82.5%	77.0%	(17.5)%
Aftermarket services	11,001	17,970	(6,969)	16.7%	21.0%	(38.8)%
Equipment sales	470	1,700	(1,230)	0.7%	2.0%	(72.4)%
Total revenues	65,710	85,435	(19,725)	100.0%	100.0%	(23.1)%
Cost of revenues:
Cost of compression and related services	26,426	31,608	(5,182)	40.2%	37.0%	(16.4)%
Cost of aftermarket services	9,517	16,245	(6,728)	14.5%	19.0%	(41.4)%
Cost of equipment sales	317	1,883	(1,566)	0.5%	2.2%	(83.2)%
Total cost of revenues	36,260	49,736	(13,476)	55.2%	58.2%	(27.1)%
Depreciation and amortization	18,530	19,670	(1,140)	28.2%	23.0%	(5.8)%
Selling, general, and administrative expense	9,594	9,090	504	14.6%	10.6%	5.5%
Interest expense, net	13,898	13,169	729	21.2%	15.4%	5.5%
Other income (expense), net	324	440	(116)	0.5%	0.5%	(26.4)%
Loss before taxes and discontinued operations	(12,896)	(6,670)	(6,226)	(19.6)%	(7.8)%	93.3%
Provision for income taxes	1,507	196	1,311	2.3%	0.2%	668.9%
Loss from continuing operations	(14,403)	(6,866)	(7,537)	(21.9)%	(8.0)%	109.8%
Loss from discontinued operations, net of taxes	(62)	(6,764)	6,702	(0.1)%	(7.9)%	(99.1)%
Net loss	$(14,465)	$(13,630)	$(835)	(22.0)%	(16.0)%	6.1%

Revenues

    Compression and related services revenues decreased $11.5 million or 17.5%, in the current year quarter compared to the prior year quarter. The COVID-19 pandemic’s impact on demand for oil and natural gas continued to affect demand for compression services. During the current quarter, with the stabilization of oil prices, some of the compressors previously placed on standby have now been returned to service.

    Aftermarket services revenues decreased $7.0 million during the current year quarter compared to the prior year quarter due to decreased demand for parts and services as a result of lower customer activity levels.

    Equipment sales revenues decreased $1.2 million during the current year quarter compared to the prior year quarter. Used equipment sales fluctuate from period to period based on unit availability and customer preferences.

Cost of revenues

    The cost of compression and related services revenue decreased 16.4% compared to the prior year quarter, consistent with decreased revenues. Cost of aftermarket services and cost of equipment sales also decreased during the current year quarter consistent with decreased revenues.

Depreciation and amortization

Depreciation and amortization expense consists primarily of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased compared to the prior year quarter primarily due to impairments recorded during 2020, reducing the cost basis for our compression fleet.

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during the current year quarter compared to the prior year quarter primarily due to additional expense related to the effect of significant unit-price appreciation on long-term variable compensation awards, which were granted in prior years in lieu of granting equity awards at depressed prices, as well as non-recurring transactions costs incurred during the current year related to the GP Sale.

Interest expense, net

Interest expense, net, increased $0.7 million compared to the prior year quarter due to higher interest rates associated with our Second Lien Notes following the June 2020 debt exchange.

Other income (expense), net

Other income (expense), net, remained relatively flat at $0.3 million of expense, net, during the current year quarter compared to $0.4 million of expense, net, during the prior year quarter.

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

Our effective tax rate for the current year quarter was negative 11.7% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes, combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax changed from a $6.8 million loss for the prior year quarter to a $0.1 million loss for current year quarter. The Partnership exited the new unit sales business during 2020, with final completions in October. The prior year loss includes $4.8 million of new unit sales revenues, offset by $4.8 million of costs of sales, $5.4 million of impairments and $1.2 million of selling, general, and administrative expenses.

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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three-month periods ended March 31, 2021, is provided within the Results of Operations sections above.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain charges, including impairments, bad debt expense attributable to bankruptcy of customers, equity compensation, non-cash costs of compressors sold, gain on extinguishment of debt, write-off of unamortized financing costs, and excluding, severance and other non-recurring or unusual expenses or charges. Adjusted EBITDA is used as a supplemental financial measure by our management to:
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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Net loss	$(14,465)	$(13,630)
Provision for income taxes	1,507	196
Depreciation and amortization	18,530	19,670
Interest expense, net	13,898	13,169
Equity compensation	833	324
Severance	114	272
Non-cash cost of compressors sold	360	1,809
Provision for income taxes, depreciation, amortization and impairments attributed to discontinued operations	—	5,625
Other	308	327
Adjusted EBITDA	$21,085	$27,762

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

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Net cash provided by operating activities	$9,614	$13,357
Capital expenditures, net of sales proceeds	(4,479)	(6,483)
Free cash flow	$5,135	$6,874

Net cash provided by operating activities in the first quarter of 2021 includes $5.5 million of revenues in excess of cash expenses and $4.0 million in working capital changes.

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

The following table sets forth the total horsepower in our compression fleet, our total horsepower in service, and our horsepower utilization rate by each horsepower class of our compression fleet as of the dates shown.

	March 31,
	2021	2020
Horsepower
Total horsepower in fleet	1,182,090	1,195,186
Total horsepower in service	900,328	1,033,256

Horsepower utilization
Low-horsepower (0-100)	58.6%	66.4%
Medium-horsepower (101-1,000)	75.3%	83.6%
High-horsepower (1,001 and over)	80.7%	93.5%
Total horsepower utilization rate	76.2%	86.5%

The total horsepower utilization rate and the utilization rate by each horsepower class decreased this quarter compared to the prior year period due to significantly lower customer activity levels. This was driven by a low commodity price environment for oil and gas driven by the COVID-19 pandemic and reduced investment in the energy sector.
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
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, potential asset sales, and long-term and short-term borrowings, which we believe will be sufficient to meet our working capital and reduced growth capital requirements during 2021. Although oil and natural gas prices have recovered in the last half of 2020 and the first quarter of 2021 from their lows earlier in 2020, the outlook for the remainder of 2021 is uncertain. If oil and natural gas prices decrease from current levels, our businesses could be further negatively impacted. Despite these challenges, we remain committed to a long-term growth strategy. Our near-term focus is to maintain our compression fleet, while continuing to preserve and enhance liquidity through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting assets where our evaluation suggests such transactions are in the best interests of our business. We are subject to business and operational risks that could materially adversely affect our cash flows and together with risks associated with current debt and equity market conditions, our ability or desire to issue such securities. Please read Part I, Item 1A “Risk Factors” included in our 2020 Annual Report.

Capital expenditures in 2021 are expected to range from $30.0 million to $40.0 million. These capital expenditures include approximately $20.0 million to $24.0 million of maintenance capital expenditures and approximately $8.0 million to $12.0 million of capital expenditures primarily associated with the expansion of our compression services fleet and $2.0 million to $4.0 million of capital expenditures related to investments in technology, primarily software and systems. The foregoing estimates are based on assumptions regarding our assessment of the oil and gas market.

    On April 19, 2021, our General Partner declared a cash distribution attributable to the quarter ended March 31, 2021 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution will be paid on May 14, 2021 to each of the holders of common units of record as of the close of business on April 30, 2021.
Cash Flows

A summary of our sources (uses) of cash during the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	(In Thousands)
	2021	2020
Operating activities	$9,614	$13,357
Investing activities	(4,474)	(6,483)
Financing activities	(777)	(1,863)

Operating Activities

Net cash provided by operating activities decreased by $3.7 million compared to the prior year period. Our cash provided from operating activities is primarily generated from the provision of compression and related services and, for the prior year, the sale of new compressor packages. The decrease in cash provided by operating activities was primarily due to a decrease in revenue partially offset by the effect of working capital movements.

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

Investing Activities

Capital expenditures during the three months ended March 31, 2021, decreased by $1.9 million compared to the same period in 2020, as we adjusted to current market conditions. Maintenance capital expenditures decreased during the three months ended March 31, 2021 compared to the prior year period. The cost of fleet compression units sold were $0.4 million. Total capital expenditures for the current period include $2.8 million of maintenance capital expenditures.

The level of growth capital expenditures depends on our ability to redeploy existing fleet equipment and demand for compression services. If the demand for compression services increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Distributions

During the three months ended March 31, 2021, we distributed $0.5 million of cash distributions to our common unitholders and General Partner.

Long-Term Debt

Our revolving credit facility agreement provides for a maximum credit commitment of $35.0 million and includes a $10.0 million reserve with respect to the borrowing base which would result in reduced borrowing availability. As of March 31, 2021, we had no outstanding balance, $1.8 million in letters of credit against our Credit Agreement, which were backstopped by Spartan and did not then count against our borrowing capacity, and $13.8 million available to borrow. On April 30, 2021, the required reserve was reduced to $5.0 million and the letter of credit backstops expired. As of April 30, 2021, we have $2.2 million outstanding under our Credit Agreement and $1.8 million in letters of credit, resulting in $11.6 million of availability.

See Note 6 – “Long-Term Debt” and Note 11 – “Subsequent Events” in the Notes to Consolidated Financial Statements in this Quarterly Report for further information regarding our 7.25% Senior Notes due 2022, 7.50% First Lien Notes due 2025 and 10.000%/10.750% Second Lien Notes due 2026.

Leases

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. See Note 5 – “Leases” in the Notes to Consolidated Financial Statements in this Quarterly Report for further information.

Other Financing

In February 2019, we entered into an arrangement with TETRA under which a subsidiary of TETRA entered into an agreement with one of our subsidiaries for the purchase of up to $15.0 million of compression services equipment and to subsequently lease the equipment back to us in exchange for monthly rental fees. Pursuant to this arrangement, $14.8 million had been funded by TETRA through November 30, 2020 for the construction of new compressor services equipment and all compression units were completed and deployed under this agreement. There is no additional future funding expected related to this arrangement. In December 2020, TETRA sold these compressors and assigned the corresponding leases to Spartan. See Note 7 – “Related Party Transactions” in the Notes to Consolidated Financial Statements in this Quarterly Report for further information.

Off Balance Sheet Arrangements

As of March 31, 2021, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Critical Accounting Policies and Estimates

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2020 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

For a discussion of new accounting pronouncements that may affect our consolidated financial statements, see Note 1 – “Organization, Basis of Presentation, and Summary of Significant Accounting Policies, New Accounting Pronouncements,” in the Notes to Consolidated Financial Statements in this Quarterly Report.
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

    Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our 2020 Annual Report, and those described from time to time in our future reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.
Item 4. Controls and Procedures.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the quarter ended March 31, 2021. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this Quarterly Report.
There were no changes in the internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2021	—	$—	N/A	N/A
February 1 – February 28, 2021	—	—	N/A	N/A
March 1 – March 3, 2021	—	—	N/A	N/A
Total	—		N/A	N/A
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

    None.

Item 6. Exhibits.

Exhibits:

10.1*	Form of Cash Award Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*    Filed with this report.
**    Furnished with this report.
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2021 and 2020; (iii) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (iv) Consolidated Statement of Partners’ Capital for the three-month periods ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2021 and 2020; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP Inc.,
its General Partner

Date:	May 3, 2021	By:	/s/John E. Jackson
John E. Jackson
Chief Executive Officer
Principal Executive Officer

Date:	May 3, 2021	By:	/s/Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer
Principal Financial Officer

Date:	May 3, 2021	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer