Form 10-Q
period 2021-06-30
CSI Compressco LP
filed 2021-07-30
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 28, 2021, there were 47,971,240 Common Units outstanding.

CERTAIN REFERENCES IN THIS QUARTERLY REPORT

References in this Quarterly Report to “CSI Compressco,” “we,” “our,” “us,” “the Partnership” or like terms refer to CSI Compressco LP and its wholly owned subsidiaries. References to “CSI Compressco GP” or “our General Partner” refer to our general partner, CSI Compressco GP LLC. References to “Spartan” refer to Spartan Energy Partners LP and its controlled subsidiaries. References to “TETRA” refer to TETRA Technologies, Inc. and TETRA’s controlled subsidiaries, other than us.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Compression and related services	$55,329	$56,284	$109,568	$122,049
Aftermarket services	14,289	15,737	25,290	33,707
Equipment sales	140	749	610	2,449
Total revenues	69,758	72,770	135,468	158,205
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	26,597	25,395	53,023	57,003
Cost of aftermarket services	11,959	13,433	21,476	29,678
Cost of equipment sales	29	704	346	2,587
Total cost of revenues	38,585	39,532	74,845	89,268
Depreciation and amortization	18,997	19,880	37,527	39,550
Impairments and other charges	—	8,874	—	8,874
Insurance recoveries	—	(517)	—	(517)
Selling, general, and administrative expense	9,116	9,241	18,710	18,331
Interest expense, net	13,932	13,580	27,830	26,749
Other (income) expense, net	(97)	4,403	227	4,843
Loss before taxes and discontinued operations	(10,775)	(22,223)	(23,671)	(28,893)
Provision for income taxes	1,019	961	2,526	1,157
Loss from continuing operations	(11,794)	(23,184)	$(26,197)	$(30,050)
Loss from discontinued operations, net of tax	(291)	(1,394)	$(353)	$(8,158)
Net loss	$(12,085)	$(24,578)	$(26,550)	$(38,208)

General partner interest in net loss	$(168)	$(345)	$(370)	$(537)
Common units interest in net loss	$(11,917)	$(24,233)	$(26,180)	$(37,671)

Basic and diluted net loss per common unit:
Loss from continuing operations per common unit	$(0.24)	$(0.48)	$(0.54)	$(0.62)
Loss from discontinued operations per common unit	(0.01)	(0.03)	$(0.01)	$(0.17)
Net loss per common unit	$(0.25)	$(0.51)	$(0.55)	$(0.79)
Weighted average common units outstanding:
Basic	47,971,240	47,333,256	47,848,240	47,254,516
Diluted	47,971,240	47,333,256	47,848,240	47,254,516

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(12,085)	$(24,578)	$(26,550)	$(38,208)
Foreign currency translation adjustment, net of tax of $0 in 2021 and 2020	81	177	138	(176)
Comprehensive loss	$(12,004)	$(24,401)	$(26,412)	$(38,384)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,305	$16,577
Trade accounts receivable, net of allowances for doubtful accounts of $1,040 as of June 30, 2021 and $1,333 as of December 31, 2020	52,173	43,837
Inventories	32,418	31,188
Prepaid expenses and other current assets	7,556	5,184
Current assets associated with discontinued operations	1	39
Total current assets	100,453	96,825
Property, plant, and equipment:
Land and building	13,246	13,259
Compressors and equipment	989,475	975,375
Vehicles	7,611	7,692
Construction in progress	8,407	12,763
Total property, plant, and equipment	1,018,739	1,009,089
Less accumulated depreciation	(490,212)	(457,688)
Net property, plant, and equipment	528,527	551,401
Other assets:
Intangible assets, net of accumulated amortization of $32,192 as of June 30, 2021 and $30,711 as of December 31, 2020	23,576	25,057
Operating lease right-of-use assets	28,730	32,637
Deferred tax asset	10	10
Other assets	3,710	4,036
Total other assets	56,026	61,740
Total assets	$685,006	$709,966
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$20,382	$19,766
Accrued liabilities and other	36,705	36,070
Amounts payable to affiliates	3,274	3,234
Current liabilities associated with discontinued operations	164	345
Total current liabilities	60,525	59,415
Other liabilities:
Long-term debt, net	641,471	638,631
Deferred tax liabilities	2,535	1,478
Long-term affiliate payable	11,296	—
Operating lease liabilities	20,529	24,059
Other long-term liabilities	558	11,716
Total other liabilities	676,389	675,884
Commitments and contingencies
Partners’ capital:
General partner interest	(1,269)	(885)
Common units (47,971,240 units issued and outstanding at June 30, 2021 and 47,352,291 units issued and outstanding at December 31, 2020)	(36,384)	(10,055)
Accumulated other comprehensive loss	(14,255)	(14,393)
Total partners’ capital	(51,908)	(25,333)
Total liabilities and partners’ capital	$685,006	$709,966

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2020	$(885)	47,352	$(10,055)	$(14,393)	$(25,333)
Net loss	(202)	—	(14,263)	—	(14,465)
Distributions ($0.01 per unit)	(7)	—	(477)	—	(484)
Equity compensation, net	—	—	474	—	474
Vesting of Phantom Units	—	619	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	57	57
Acquisition of affiliate from TETRA	—	—	(141)	—	(141)
Balance at March 31, 2021	$(1,094)	47,971	$(24,462)	$(14,336)	$(39,892)
Net loss	(168)	—	(11,917)	—	(12,085)
Distributions ($0.01 per unit)	(7)	—	(480)	—	(487)
Equity compensation, net	—	—	475	—	475
Vesting of Phantom Units	—	—	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	81	81
Balance at June 30, 2021	$(1,269)	47,971	$(36,384)	$(14,255)	$(51,908)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2019	$180	47,079	$63,384	$(14,573)	$48,991
Net loss	(192)	—	(13,438)	—	(13,630)
Distributions ($0.01 per unit)	(7)	—	(471)	—	(478)
Equity compensation, net	—	—	229	—	229
Vesting of Phantom Units	—	213	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	(353)	(353)
Balance at March 31, 2020	$(19)	47,292	$49,704	$(14,926)	$34,759
Net loss	(345)	—	(24,233)	—	(24,578)
Distributions ($0.01 per unit)	(7)	—	(473)	—	(480)
Equity compensation, net	—	—	452	—	452
Vesting of Phantom Units	—	52	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	177	177
Balance at June 30, 2020	$(371)	47,344	$25,450	$(14,749)	$10,330

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(26,550)	$(38,208)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization	37,527	40,025
Impairments and other charges	—	14,348
Provision for deferred income taxes	1,007	409
Insurance recoveries associated with damaged equipment	—	(517)
Equity compensation expense	1,310	812
Provision for doubtful accounts	46	593
Amortization of deferred financing costs	275	1,356
Equipment received in lieu of cash	—	725
Debt exchange expenses	—	4,755
Other non-cash charges and credits	(40)	(157)
Gain on sale of property, plant, and equipment	(207)	(443)
Changes in operating assets and liabilities:
Accounts receivable	(8,252)	13,903
Inventories	(4,223)	7,817
Prepaid expenses and other current assets	(2,642)	(2,267)
Accounts payable and accrued expenses	2,198	(24,566)
Other	(521)	(405)
Net cash provided by (used in) operating activities	(72)	18,180
Investing activities:
Purchases of property, plant, and equipment, net	(10,232)	(11,249)
Proceeds from sale of property, plant, and equipment	383	3,641
Insurance recoveries associated with damaged equipment	—	517
Acquisition of affiliate from TETRA, net of cash acquired	420	—
Advances and other investing activities	(112)	—
Net cash used in investing activities	(9,541)	(7,091)
Financing activities:
Proceeds from long-term debt	4,916	271,831
Payments of long-term debt	(2,154)	(273,853)
Distributions	(971)	(958)
Other financing activities	(61)	(2,207)
Payments to affiliate	(356)	(1,507)
Net cash used in financing activities	1,374	(6,694)
Effect of exchange rate changes on cash	(33)	(8)
Increase (decrease) in cash and cash equivalents and restricted cash	(8,272)	4,387
Cash and cash equivalents at beginning of period	16,577	2,370
Cash and cash equivalents and restricted cash at end of period	$8,305	$6,757
Supplemental cash flow information:
Interest paid	$23,624	$29,083
Income taxes paid	$2,023	$644
Decrease in accrued capital expenditures	$208	$1,421
Paid-in-kind interest	$2,750	$—

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2021, and for the three and six-month periods ended June 30, 2021 and 2020, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and six-month period ended June 30, 2021 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2021.

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

Significant Accounting Policies

    Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the three months ended June 30, 2021.

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

Foreign Currencies

Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with our international operations. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.5) million and $(0.1) million during the three and six-month periods ended June 30, 2021, respectively, and $(0.3) million and $1.4 million during the three and six- month periods ended June 30, 2020, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in process and are stated at the lower of cost or net realizable value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method.

Impairments and Other Charges

    Impairments of long-lived assets, including identified intangible assets, are determined periodically, when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from the relevant assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. There were no impairments attributed to continuing operations recorded during the three and six-month periods ended June 30, 2021 . See Note 4 - "Impairments and Other Charges" for additional discussion of recorded impairments during the three and six-month periods ended June 30, 2020.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and six-month periods ended June 30, 2021 and June 30, 2020, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

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

On April 19, 2021, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2021 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution was paid on May 14, 2021 to each of the holders of common units of record as of the close of business on April 30, 2021.

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

    In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments were effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. As of June 30, 2021, we have not modified our credit agreements to remove references to LIBOR. We are currently evaluating the impact of the provisions of ASU 2020-04 on our consolidated financial statements.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Income (Loss) from Discontinued Operations
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$23,643	$—	$28,487
Cost of revenues	(13)	23,711	9	28,528
Depreciation, amortization, and accretion	—	237	—	475
Impairments of long-lived assets	—	103		5,474
General and administrative expense	304	931	344	2,097
Total pretax loss from discontinued operations	(291)	(1,339)	(353)	(8,087)
Income tax provision	—	55	—	71
Total loss from discontinued operations	$(291)	$(1,394)	$(353)	$(8,158)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	June 30, 2021	December 31, 2020
Carrying amounts of major classes of assets included as part of discontinued operations
Inventories	$1	$32
Other Current Assets	—	7
Current assets of discontinued operations	$1	$39

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accrued liabilities	$164	$345
Current liabilities of discontinued operations	$164	$345
NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of June 30, 2021, we had $43.7 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not include revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of June 30, 2021 for completion of performance obligations of compression service contracts are as follows:

	2021	2022	2023	2024	Thereafter	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$20,926	$18,012	$4,571	$130	$14	$43,653

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheets, primarily associated with revenue accruals prior to invoicing, were $11.0 million and $6.8 million as of June 30, 2021 and December 31, 2020, respectively.

    The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(In Thousands)
Unearned income, beginning of period	$269	$283
Additional unearned income	398	4,345
Revenue recognized	(248)	(1,472)
Unearned income, end of period	$419	$3,156

    Unearned income is included in accrued liabilities and other on the consolidated balance sheets. As of June 30, 2021 and December 31, 2020, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Compression and related services
United States	$46,634	$49,032	$92,620	$106,307
International	8,695	7,252	16,948	15,742
	55,329	56,284	109,568	122,049
Aftermarket services
United States	13,451	15,427	24,264	32,712
International	838	310	1,026	995
	14,289	15,737	25,290	33,707
Equipment sales
United States	115	482	586	1,676
International	25	267	24	773
	140	749	610	2,449
Total Revenue
United States	60,200	64,941	117,470	140,695
International	9,558	7,829	17,998	17,510
	$69,758	$72,770	$135,468	$158,205
NOTE 4 — IMPAIRMENTS AND OTHER CHARGES
During the second quarter of 2020, primarily as a result of continued negative impacts on our compression fleet associated with the COVID-19 pandemic and declines in oil and gas prices, we recorded impairments and other charges of approximately $9.0 million associated with non-core used compressor equipment that we had held for sale, the low horsepower class of our compression fleet, and field inventory for compression and related services. Fair value used to determine impairments was estimated based on a market approach. There were no such impairments in 2021.
NOTE 5 — INVENTORIES

Components of inventories as of June 30, 2021 and December 31, 2020, are as follows:

	June 30, 2021	December 31, 2020
	(In Thousands)
Parts and supplies	$29,314	$28,483
Work in progress	3,104	2,705
Total inventories	$32,418	$31,188

Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consist of work in progress for our aftermarket business that has not been invoiced.
NOTE 6 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	Scheduled Maturity	June 30, 2021	December 31, 2020
		(In Thousands)
Credit Agreement (1)	June 29, 2023	$—	$—
7.25% Senior Notes (2)	August 15, 2022	80,220	80,001
7.50% First Lien Notes (3)	April 2025	399,658	399,655
10.00%/10.75% Second Lien Notes (4)	April 2026	161,593	158,975
Total long-term debt		$641,471	$638,631

(1)     Because there was no outstanding balance on the Credit Agreement, associated deferred financing costs of $0.5 million as of June 30, 2021 and $0.6 million as of December 31, 2020 were classified as other long-term assets on the accompanying consolidated balance sheet.
(2)     Net of the unamortized discount of $0.2 million as of June 30, 2021 and $0.3 million as of December 31, 2020 and unamortized deferred financing costs of $0.3 million as of June 30, 2021 and $0.4 million as of December 31, 2020.
(3)     Net of the unamortized deferred financing costs of $4.6 million as of June 30, 2021 and $5.2 million as of December 31, 2020, net of the unamortized discount of $0.2 million as of June 30, 2021 and $0.2 million as of December 31, 2020, and net of deferred restructuring gain of $4.5 million as of June 30, 2021 and $5.0 million as of December 31, 2020.
(4)     Net of the unamortized discount of $0.7 million as of June 30, 2021 and $0.7 million as of December 31, 2020, and net of unamortized deferred financing costs of $1.1 million as of June 30, 2021 and $1.2 million as of December 31, 2020, and net of deferred restructuring gain of $3.4 million as of June 30, 2021 and $3.7 million as of December 31, 2020.

    Our Credit Agreement and Senior Note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of June 30, 2021.

    See Note 7 – “Related Party Transactions,” for a discussion of our amounts payable to affiliates and long-term affiliate payable to Spartan Energy Partners LP (“Spartan”).

Credit Agreement

    In June 2020, the Partnership amended the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for maximum revolving credit commitments of $35.0 million and includes a $5.0 million reserve, which results in reduced borrowing availability. The Credit Agreement includes a $25.0 million sublimit for letters of credit. Additionally, on January 29, 2021, the Partnership further amended the Credit Agreement to temporarily increase the size of the reserve to $10.0 million and also required that Spartan backstop all of the Partnership’s outstanding letters of credit. These temporary restrictions expired on April 30, 2021. On April 30, 2021, the required reserve on our Credit Agreement was reduced to $5.0 million and Spartan’s backstop for the Partnership’s outstanding letters of credits was released. As of June 30, 2021, we had no balance outstanding under the Credit Agreement and $2.1 million of letters of credit against our Credit Agreement. Subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $17.1 million as of June 30, 2021.

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

7.25% Senior Notes due 2022

    As of June 30, 2021, our 7.25% Senior Notes due 2022 (the “Senior Notes”) had $80.2 million outstanding net of unamortized discounts and unamortized deferred financing costs. Interest on these notes is payable on February 15 and August 15 of each year. The Senior Notes are unsecured obligations, and are guaranteed on an unsecured basis by the Partnership’s subsidiaries that guarantee the Credit Agreement.

Our Senior Notes are jointly and severally, and fully and unconditionally, guaranteed by each of the Partnership’s domestic restricted subsidiaries (other than CSI Compressco Finance Inc. “Finance Corp”) that guarantee the Partnership’s other indebtedness (collectively, the "Guarantor Subsidiaries”). The Senior Notes indenture includes customary provisions for the release of the guarantees by the Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of a guarantor under our revolving credit facility.

7.50% First Lien Notes due 2025

As of June 30, 2021, our First Lien Notes had $399.7 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of June 30, 2021, our Second Lien Notes had $161.6 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

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

During the fourth quarter of 2020 and the second quarter of 2021, the Partnership elected to increase the principal amount outstanding through the issuance of PIK notes. As of June 30, 2021, our principal amount outstanding included $4.4 million of PIK notes.
NOTE 7 — RELATED PARTY TRANSACTIONS

On January 29, 2021, Spartan acquired from TETRA the Partnership’s General Partner, IDRs and 10.95 million common units in the Partnership (the “GP Sale”). The Partnership did not issue any common units or incur any debt as a result of the transaction. TETRA retained 5.2 million common units of the Partnership.

Omnibus Agreement

    Under the terms of the Omnibus Agreement, our General Partner provided all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provided personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provided certain corporate and general and administrative services as requested by our General Partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimbursed our General Partner and TETRA for services they provide to us. Upon the closing of the GP Sale, the Omnibus Agreement terminated in accordance with its terms. Beginning in February 2021, we reimburse our General Partner under the terms of our partnership agreement for any expenses and expenditures incurred or payments made on our behalf, including, operating expenses related to our operations and for the provision of various general and administrative services for our benefit.

Transition Services Agreement

TETRA will continue to provide back-office support to the Partnership under a Transition Services Agreement for a period of time until the Partnership has completed a full separation from TETRA’s back-office support functions.

Spartan and General Partner Ownership

As of June 30, 2021, Spartan’s ownership interest in us was approximately 23%, with the common units held by the public representing an approximate 65% interest in us.

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to fund the construction of and purchase from us of up to $15.0 million of new compression services equipment and to subsequently lease the equipment back to us in exchange for a monthly rental fee. As of November 30, 2020, pursuant to this arrangement, $14.8 million had been funded by TETRA for the construction of new compressor services equipment and all compression units were completed and deployed under this agreement. In December 2020, TETRA sold these compressors and assigned the corresponding leases to Spartan. As of June 30, 2021, the financing obligation owed to Spartan was $10.6 million and is included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet as of June 30, 2021. The balances were included in accrued liabilities and other and other long-term liabilities in our consolidated balance sheet as of December 31, 2020. Imputed interest expense recognized for the three and six-month period ended June 30, 2021 was $0.6 million and $1.2 million, respectively .

Mexico Payroll Affiliate

In January 2021, the Partnership entered into an agreement to purchase a TETRA-owned entity, which administers payroll in Mexico, for consideration of approximately $0.4 million. The difference between the fair value of the affiliate and TETRA’s historic carrying value of the affiliates’ net assets was recorded as a capital distribution. The associated liability was paid in April 2021.
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

Financial Instruments

Derivative Contracts

    We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of June 30, 2021, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$5,984	19.97	July 2, 2021

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

The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six-month periods ended June 30, 2021, we recognized $0.2 million and $0.1 million, respectively, of net (gains) losses associated with our foreign currency derivatives program. During the three and six-month periods ended June 30, 2020, we recognized $0.3 million and $(1.1) million, respectively, of net (gains) losses associated with our foreign currency derivatives programs. These amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Fair Value of Debt

    The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.25% Senior Notes	$80,722	$80,117	$80,722	$67,274
7.50% First Lien Notes	400,000	407,200	400,000	369,680
10.000%/10.750% Second Lien Notes	159,919	147,125	157,162	114,728
	$640,641	$634,442	$637,884	$551,682

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

    Our effective tax rate for the six-month period ended June 30, 2021, was negative 10.7% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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
NOTE 11 — SUBSEQUENT EVENTS

On July 19, 2021, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2021 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution will be paid on August 13, 2021 to each of the holders of common units of record as of the close of business on July 30, 2021.

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

During 2020, macroeconomic uncertainty in the oil and natural gas industry drove steep declines in spending by oil and gas operators which led to a number of our units being released with some of our customers temporarily shutting in wells and requesting that compression units be placed on standby. Oil prices began to stabilize during the third and fourth quarters of 2020 and gained strength throughout the first half of 2021, reaching an average of $66 per barrel in the second quarter of 2021. This improvement in commodity prices has resulted in an increase in activity levels from our compression services and aftermarket services customers. Although customers remain focused on capital discipline, we continue to see gains in quote activity and awards. As the market environment evolves, competition for field employees may increase and inflationary pressures may drive costs higher. In addition, supply chain disruptions may impact the the availability of parts and supplies. We will continue to monitor these risks as the year progresses.

    We have and will continue to evaluate the sale of assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet or any other assets.

In 2020, we took an aggressive approach towards cost management to improve our financial performance and liquidity. We implemented temporary and permanent cost reductions, including reductions in capital expenditures, workforce and salaries. We also implemented furloughs, a reduction in the cash retainers for the directors of our general partner, the suspension of 401(k) matching contributions for our employees, targeted reduction in selling, general and administrative expenses, rationalization of our real estate facilities, and negotiated reductions in expenditures with many of our suppliers. In the current year, we continue to monitor our operations and proactively manage our expenses and our financial performance.

While we are not able to predict how long market disruptions resulting from the COVID-19 pandemic and diminished demand for oil will continue, or what impact they will ultimately have on our business, we saw activity levels increase in the second quarter of 2021. We are encouraged by improvements in oil and gas prices throughout the quarter and projections for demand recovery, driven by COVID-19 vaccinations as they are administered on a wider scale. However, the risk of additional strains of COVID-19, increases in the number of cases, that developed vaccines may not be successful in preventing COVID-19 or its spread or the potential outbreak of a new or mutated virus, and the possibility of future lockdowns makes any forecast for improvement uncertain. In addition, continued capital discipline throughout the energy sector may limit production growth when the economy recovers from the pandemic. Despite challenging market conditions, we will continue to maintain our commitment to safety and service quality for our customers.

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

Three months ended June 30, 2021 compared to three months ended June 30, 2020

	Three Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(In Thousands)
Revenues:
Compression and related services	$55,329	$56,284	$(955)	79.3%	77.3%	(1.7)%
Aftermarket services	14,289	15,737	(1,448)	20.5%	21.6%	(9.2)%
Equipment sales	140	749	(609)	0.2%	1.0%	(81.3)%
Total revenues	69,758	72,770	(3,012)	100.0%	100.0%	(4.1)%
Cost of revenues:
Cost of compression and related services	26,597	25,395	1,202	38.1%	34.9%	4.7%
Cost of aftermarket services	11,959	13,433	(1,474)	17.1%	18.5%	(11.0)%
Cost of equipment sales	29	704	(675)	—%	1.0%	(95.9)%
Total cost of revenues	38,585	39,532	(947)	55.3%	54.3%	(2.4)%
Depreciation and amortization	18,997	19,880	(883)	27.2%	27.3%	(4.4)%
Impairments and other charges	—	8,874	(8,874)	—%	12.2%	(100.0)%
Insurance recoveries	—	(517)	517	—%	(0.7)%	(100.0)%
Selling, general, and administrative expense	9,116	9,241	(125)	13.1%	12.7%	(1.4)%
Interest expense, net	13,932	13,580	352	20.0%	18.7%	2.6%
Other income (expense), net	(97)	4,403	(4,500)	(0.1)%	6.1%	(102.2)%
Loss before taxes and discontinued operations	(10,775)	(22,223)	11,448	(15.4)%	(30.5)%	(51.5)%
Provision for income taxes	1,019	961	58	1.5%	1.3%	6.0%
Loss from continuing operations	(11,794)	(23,184)	11,390	(16.9)%	(31.9)%	(49.1)%
Loss from discontinued operations, net of taxes	(291)	(1,394)	1,103	(0.4)%	(1.9)%	(79.1)%
Net loss	$(12,085)	$(24,578)	$12,493	(17.3)%	(33.8)%	(50.8)%

Revenues

    Compression and related services revenues decreased $1.0 million or 1.7%, in the current year quarter compared to the prior year quarter due to the COVID-19 pandemic’s impact on demand for oil and natural gas which had a significant effect on the demand for compression services. During the current quarter, with the stabilization of oil prices, most of the compressors which were placed on standby in the second quarter 2020 have been returned to service. The increase in revenue from compression fleet placed in service at full rates coming off standby rates was more than offset by the decrease in fleet utilization compared to the prior year period.

    Aftermarket services revenues decreased $1.4 million during the current year quarter compared to the prior year quarter due to decreased demand for aftermarket services as a result of the impact of the COVID-19 pandemic on the global economy including the energy sector.

    Equipment sales revenues decreased $0.6 million during the current year quarter compared to the prior year quarter due to a decrease in used unit sales.

Cost of revenues

    Cost of compression and related services revenue increased 4.7% compared to the prior year quarter, partially due to compressors that came off of standby rates since since the prior year period. Compressors on standby rates have revenues but very low associated costs. In 2021, most of the compressors that were on standby rates have returned to service and associated costs of service have returned to normal levels. As activity levels increase, make-ready expenses associated with the redeployment of compressors have also increased. We expect these expenses to contribute to increased revenues in the second half of 2021. In addition, inflation also impacted certain cost categories in the second quarter of 2021.

Cost of aftermarket services and cost of equipment sales decreased during the current year quarter consistent with decreased revenues.

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

Impairments and other charges

During the prior year quarter, we recorded impairments and other charges of $9.0 million primarily on non-core used compressor equipment, the low-horsepower class of our compression fleet, and field inventory for compression and related services.

Selling, general, and administrative expense

Selling, general, and administrative expenses were consistent during the current year quarter compared to the prior year quarter.

Interest expense, net

Interest expense, net, increased $0.4 million compared to the prior year quarter primarily due to higher interest rates associated with our Second Lien Notes following the June 2020 debt exchange transaction.

Other (income) expense, net

Other (income) expense, net, was $0.1 million of income, net, during the current year quarter compared to $4.4 million of expense, net, during the prior year quarter. The decrease in other expense is primarily due to $4.8 million of fees associated primarily with the debt exchange transaction in the prior year period.

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

Our effective tax rate for the current year quarter was negative 9.5% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes, combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax changed from a $1.4 million loss for the prior year quarter to a $0.3 million loss for current year quarter. The Partnership exited the new unit sales business during 2020, with final completions in October. The prior year loss includes $23.6 million of new unit sales revenues, offset by $23.7 million of costs of sales, $0.1 million of impairments and $0.9 million of selling, general, and administrative expenses.
Results of Operations

Six months ended June 30, 2021 compared to six months ended June 30, 2020.

	Six Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(In Thousands)
Revenues:
Compression and related services	$109,568	$122,049	$(12,481)	80.9%	77.1%	(10.2)%
Aftermarket services	25,290	33,707	(8,417)	18.7%	21.3%	(25.0)%
Equipment sales	610	2,449	(1,839)	0.5%	1.5%	(75.1)%
Total revenues	135,468	158,205	(22,737)	100.0%	100.0%	(14.4)%
Cost of revenues:
Cost of compression and related services	53,023	57,003	(3,980)	39.1%	36.0%	(7.0)%
Cost of aftermarket services	21,476	29,678	(8,202)	15.9%	18.8%	(27.6)%
Cost of equipment sales	346	2,587	(2,241)	0.3%	1.6%	(86.6)%
Total cost of revenues	74,845	89,268	(14,423)	55.2%	56.4%	(16.2)%
Depreciation and amortization	37,527	39,550	(2,023)	27.7%	25.0%	(5.1)%
Impairments and other charges	—	8,874	(8,874)	—%	5.6%	(100.0)%
Insurance recoveries	—	(517)	517	—%	(0.3)%	(100.0)%
Selling, general, and administrative expense	18,710	18,331	379	13.8%	11.6%	2.1%
Interest expense, net	27,830	26,749	1,081	20.5%	16.9%	4.0%
Other income expense, net	227	4,843	(4,616)	0.2%	3.1%	(95.3)%
Loss before taxes and discontinued operations	(23,671)	(28,893)	5,222	(17.5)%	(18.3)%	(18.1)%
Provision for income taxes	2,526	1,157	1,369	1.9%	0.7%	118.3%
Loss from continuing operations	$(26,197)	$(30,050)	$3,853	(19.3)%	(19.0)%	(12.8)%
Loss from discontinued operations, net of taxes	$(353)	$(8,158)	$7,805	(0.3)%	(5.2)%	(95.7)%
Net loss	$(26,550)	$(38,208)	$11,658	(19.6)%	(24.2)%	(30.5)%

Revenues

    Compression and related services revenues decreased by $12.5 million, or 10.2%, in the current year period compared to the prior year period due to the COVID-19 pandemic’s impact on demand for oil and natural gas which continued to affect demand for compression services. In the second quarter of 2020, we experienced returned compressors, compressors placed on standby rates, and made some pricing concessions, all contributing to a decrease in revenues. With the recent stabilization of oil prices, most of the compressors previously placed on standby have now been returned to service, however, fleet utilization and pricing are still lower in the current year compared to 2020.

    Aftermarket services revenues decreased $8.4 million, or 25.0%, during the current year period compared to the prior year period resulting from decreased demand for parts and services as a result of the impact of the COVID-19 pandemic on the global economy including the energy sector.

    Equipment sales revenues decreased $1.8 million, or 75.1%, during the current year period compared to the prior year period due to a decrease in used unit sales. In 2020, the Partnership increased efforts to sell non-core used compressors to shore up liquidity in anticipation of the market downturn.

Cost of revenues

    Cost of compression and related services decreased compared to the prior year period consistent with decreased revenues. Cost of compression and related services as a percentage of compression and related services revenues increased from 46.7% during the prior year period to 48.4% during the current year period. The increase was due to higher make-ready expenses in the current year which we expect will contribute to higher revenues in the second half of 2021, an increase in operating expenses resulting from a lower percentage of our fleet on standby rates compared to the prior year period, and due to certain cost categories impacted by inflation in the current year.

Cost of aftermarket services and cost of equipment sales decreased during the current year consistent with decreased revenues.

Depreciation and amortization

Depreciation and amortization expense consists primarily of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased compared to the prior year period primarily due to impairments recorded in 2020, reducing the cost basis for our compression fleet.

Impairments and other charges

    During the six-month period ended June 30, 2020, we recorded impairments and other charges of $9.0 million primarily on non-core used compressor equipment, the low-horsepower class of our compression fleet, and field inventory for compression and related services. There were no impairments recorded in the current year.

Selling, general, and administrative expense

Selling, general, and administrative expenses were consistent during the current year period compared to the prior year period.

Interest expense, net

Interest expense, net, increased $1.1 million compared to the prior year period due to higher interest rates associated with our Second Lien Notes following the June 2020 debt exchange transaction.

Other (income) expense, net

Other (income) expense, net, was $0.2 million of expense during the current year period, compared to $4.8 million of expense during the prior year period. The decrease in other expense is primarily due to $4.8 million of fees associated primarily with the debt exchange transaction in the prior year period.

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

    Our effective tax rate for the six-month period ended June 30, 2021, was negative 10.7% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax changed from an $8.2 million loss for the prior year quarter to a $0.4 million loss for the current year quarter. The Partnership exited the new unit sales business during 2020, with final deliveries made in October. The prior year loss includes $28.5 million of new unit sales revenues, offset by $28.5 million of costs of sales, $5.5 million of impairments and $2.1 million of selling, general, and administrative expenses.
How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, quarter-to-quarter, year-to-date, and year-to-year comparisons and as compared to budget. This analysis is useful in identifying adverse cost trends and allows us to investigate the cause of these trends and implement remedial measures if possible. The most significant portions of our operating expenses are for our field labor, repair and maintenance of our equipment, and for the fuel and other supplies consumed while providing our services. The costs of other materials consumed while performing our services, ad valorem taxes, other labor costs, truck maintenance, rent on storage facilities, vehicle leases and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with our level of activity.

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and six-month periods ended June 30, 2021, is provided within the Results of Operations sections above.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Net loss	$(12,085)	$(24,578)	$(26,550)	$(38,208)
Provision for income taxes	1,019	961	2,526	1,157
Depreciation and amortization	18,997	19,880	37,527	39,550
Impairments and other charges	—	8,874	—	8,874
Interest expense, net	13,932	13,580	27,830	26,749
Equity compensation	477	488	1,310	812
Debt exchange expenses	—	4,755	—	4,755
Prior year sales tax accrual adjustment	367	0	367	0
Manufacturing engine order cancellation charge	300	0	300	0
Severance	—	1,084	114	1,356
Non-cash cost of compressors sold	78	631	438	2,440
Provision for income taxes, depreciation, amortization and impairments attributed to discontinued operations	—	395	—	6,020
Other	—	977	308	1,304
Adjusted EBITDA	$23,085	$27,047	$44,170	$54,809

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Net cash (used in) provided by operating activities	$(9,686)	$4,823	$(72)	$18,180
Capital expenditures, net of sales proceeds	(5,370)	(1,125)	(9,849)	(7,608)
Free cash flow	$(15,056)	$3,698	$(9,921)	$10,572

Net cash used in operating activities for the three months ended June 30, 2021 includes $7.9 million of revenues in excess of cash expenses and decreases of $17.6 million in working capital changes. Net cash used in operating activities for the six months ended June 30, 2021 includes $13.4 million of revenues in excess of cash expenses and decreases of $13.4 million in working capital changes.

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

	June 30,
	2021	2020
Horsepower
Total horsepower in fleet	1,181,485	1,178,721
Total horsepower in service	908,614	967,505

Horsepower utilization
Low-horsepower (0-100)	56.4%	63.6%
Medium-horsepower (101-1,000)	77.2%	79.4%
High-horsepower (1,001 and over)	81.3%	88.2%
Total horsepower utilization rate	76.9%	82.1%

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
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, potential asset sales, and long-term and short-term borrowings, which we believe will be sufficient to meet our working capital and growth capital requirements during 2021. Although oil and natural gas prices have recovered in the last half of 2020 and the first half of 2021 from their lows in the first half of 2020, the outlook for the remainder of 2021 is uncertain. If oil and natural gas prices decrease from current levels, our businesses could be further negatively impacted. Despite these challenges, we remain committed to a long-term growth strategy. Our near-term focus is to maintain our compression fleet, while continuing to preserve and enhance liquidity through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting assets where our evaluation suggests such transactions are in the best interests of our business. We are subject to business and operational risks that could materially adversely affect our cash flows and together with risks associated with current debt and equity market conditions, our ability or desire to issue such securities. Please read Part I, Item 1A “Risk Factors” included in our 2020 Annual Report.

Capital expenditures in 2021 are expected to range from $45.0 million to $50.0 million. These capital expenditures include approximately $20.0 million to $22.0 million of maintenance capital expenditures and approximately $21.0 million to $23.0 million of capital expenditures primarily associated with the expansion of our large horsepower compression services fleet and $4.0 million to $5.0 million of capital expenditures related to investments in technology, primarily software and systems. The foregoing estimates are based on assumptions regarding our assessment of the oil and gas market.

    On July 19, 2021, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2021 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution will be paid on August 13, 2021 to each of the holders of common units of record as of the close of business on July 30, 2021.

Cash Flows

A summary of our sources (uses) of cash during the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30,
	(In Thousands)
	2021	2020
Operating activities	$(72)	$18,180
Investing activities	(9,541)	(7,091)
Financing activities	1,374	(6,694)

Operating Activities

Net cash used in operating activities decreased by $18.3 million compared to the prior year period. Our cash provided from operating activities is primarily generated from the provision of compression and related services and, for the prior year, the sale of new compressor packages. The decrease in cash provided by operating activities was primarily due to a decrease in revenue in addition to changes in working capital.

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

Investing Activities

Capital expenditures during the six months ended June 30, 2021, decreased by $1.0 million compared to the same period in 2020, as we adjusted to current market conditions. Maintenance capital expenditures decreased during the six months ended June 30, 2021 compared to the prior year period. The cost of fleet compression units sold was $0.4 million. Total capital expenditures for the current period include $7.1 million of maintenance capital expenditures.

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

Financing Activities

Distributions

During the six months ended June 30, 2021, we distributed $1.0 million of cash distributions to our common unitholders and General Partner.

Long-Term Debt

Our Credit Agreement provides for maximum credit commitments of $35.0 million and includes a $5.0 million reserve which results in reduced borrowing availability. As of June 30, 2021, we had no balance outstanding under the Credit Agreement and $2.1 million in letters of credit against our Credit Agreement resulting in $17.1 million available to borrow. As of July 28, 2021, we had no balance outstanding under our Credit Agreement and $2.1 million in letters of credit, resulting in $15.7 million of availability.

See Note 6 – “Long-Term Debt” in the Notes to Consolidated Financial Statements in this Quarterly Report for further information regarding our 7.25% Senior Notes due 2022, 7.50% First Lien Notes due 2025 and 10.000%/10.750% Second Lien Notes due 2026.

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

Off Balance Sheet Arrangements

As of June 30, 2021, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.
Item 4. Controls and Procedures.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the quarter ended June 30, 2021. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of June 30, 2021, the end of the period covered by this Quarterly Report.
There were no changes in the internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
April 1 – April 30, 2021	—	$—	N/A	N/A
May 1 – May 31, 2021	—	—	N/A	N/A
June 1 – June 30, 2021	—	—	N/A	N/A
Total	—		N/A	N/A
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
*    Filed with this report.
**    Furnished with this report.
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six-month periods ended June 30, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2021 and 2020; (iii) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (iv) Consolidated Statement of Partners’ Capital for the six-month periods ended June 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2021 and 2020; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP LLC,
its General Partner

Date:	July 30, 2021	By:	/s/John E. Jackson
John E. Jackson
Chief Executive Officer
Principal Executive Officer

Date:	July 30, 2021	By:	/s/Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer
Principal Financial Officer

Date:	July 30, 2021	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer