Form 10-Q
period 2021-09-30
CSI Compressco LP
filed 2021-11-12
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 10, 2021, there were 138,391,700 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Compression and related services	$56,388	$53,367	$165,956	$175,416
Aftermarket services	13,952	13,862	39,242	47,569
Equipment sales	954	5,029	1,564	7,478
Total revenues	71,294	72,258	206,762	230,463
Cost of revenues (excluding depreciation and amortization expense):
Cost of compression and related services	29,040	25,133	82,063	82,136
Cost of aftermarket services	11,864	11,815	33,340	41,493
Cost of equipment sales	1,492	4,820	1,838	7,407
Total cost of revenues	42,396	41,768	117,241	131,036
Depreciation and amortization	18,695	19,896	56,222	59,446
Impairments and other charges	—	—	—	8,874
Insurance recoveries	—	—	—	(517)
Selling, general, and administrative expense	9,433	7,973	28,143	26,304
Interest expense, net	13,951	13,886	41,781	40,635
Other (income) expense, net	395	(516)	622	4,327
Loss before taxes and discontinued operations	(13,576)	(10,749)	(37,247)	(39,642)
Provision for income taxes	516	715	3,042	1,872
Loss from continuing operations	(14,092)	(11,464)	$(40,289)	$(41,514)
Loss from discontinued operations, net of tax	(270)	(1,143)	$(623)	$(9,301)
Net loss	$(14,362)	$(12,607)	$(40,912)	$(50,815)

General partner interest in net loss	$(199)	$(177)	$(569)	$(714)
Common units interest in net loss	$(14,163)	$(12,430)	$(40,343)	$(50,101)

Basic and diluted net loss per common unit:
Loss from continuing operations per common unit	$(0.29)	$(0.23)	$(0.83)	$(0.85)
Loss from discontinued operations per common unit	(0.01)	(0.02)	$(0.01)	$(0.20)
Net loss per common unit	$(0.30)	$(0.25)	$(0.84)	$(1.05)
Weighted average common units outstanding:
Basic	47,971,240	47,344,351	47,889,691	47,284,790
Diluted	47,971,240	47,344,351	47,889,691	47,284,790

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(14,362)	$(12,607)	$(40,912)	$(50,815)
Foreign currency translation adjustment, net of tax of $0 in 2021 and 2020	(152)	104	(14)	(72)
Comprehensive loss	$(14,514)	$(12,503)	$(40,926)	$(50,887)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,484	$16,577
Trade accounts receivable, net of allowances for doubtful accounts of $862 as of September 30, 2021 and $1,333 as of December 31, 2020	48,182	43,837
Inventories	31,894	31,188
Prepaid expenses and other current assets	6,266	5,184
Current assets associated with discontinued operations	7	39
Total current assets	109,833	96,825
Property, plant, and equipment:
Land and building	13,266	13,259
Compressors and equipment	989,386	975,375
Vehicles	7,653	7,692
Construction in progress	14,274	12,763
Total property, plant, and equipment	1,024,579	1,009,089
Less accumulated depreciation	(504,094)	(457,688)
Net property, plant, and equipment	520,485	551,401
Other assets:
Intangible assets, net of accumulated amortization of $32,932 as of September 30, 2021 and $30,711 as of December 31, 2020	22,836	25,057
Operating lease right-of-use assets	27,136	32,637
Deferred tax asset	10	10
Other assets	3,423	4,036
Total other assets	53,405	61,740
Total assets	$683,723	$709,966
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$23,923	$19,766
Accrued liabilities and other	48,484	36,070
Amounts payable to affiliates	2,907	3,234
Current portion of long-term debt	80,331	—
Current liabilities associated with discontinued operations	140	345
Total current liabilities	155,785	59,415
Other liabilities:
Long-term debt, net	560,874	638,631
Deferred tax liabilities	2,624	1,478
Long-term affiliate payable	11,107	—
Operating lease liabilities	19,187	24,059
Other long-term liabilities	555	11,716
Total other liabilities	594,347	675,884
Commitments and contingencies
Partners’ capital:
General partner interest	(1,475)	(885)
Common units (47,971,240 units issued and outstanding at September 30, 2021 and 47,352,291 units issued and outstanding at December 31, 2020)	(50,527)	(10,055)
Accumulated other comprehensive loss	(14,407)	(14,393)
Total partners’ capital	(66,409)	(25,333)
Total liabilities and partners’ capital	$683,723	$709,966

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2020	$(885)	47,352	$(10,055)	$(14,393)	$(25,333)
Net loss	(202)	—	(14,263)	—	(14,465)
Distributions ($0.01 per unit)	(7)	—	(477)	—	(484)
Equity compensation, net	—	—	474	—	474
Vesting of Phantom Units	—	619	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	57	57
Acquisition of affiliate from TETRA	—	—	(141)	—	(141)
Balance at March 31, 2021	$(1,094)	47,971	$(24,462)	$(14,336)	$(39,892)
Net loss	(168)	—	(11,917)	—	(12,085)
Distributions ($0.01 per unit)	(7)	—	(480)	—	(487)
Equity compensation, net	—	—	475	—	475
Vesting of Phantom Units	—	—	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	81	81
Balance at June 30, 2021	$(1,269)	47,971	$(36,384)	$(14,255)	$(51,908)
Net loss	(199)	—	(14,163)	—	(14,362)
Distributions ($0.01 per unit)	(7)	—	(479)	—	(486)
Equity compensation	—	—	499	—	499
Vesting of Phantom Units	—	—	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	(152)	(152)
Balance at September 30, 2021	$(1,475)	47,971	$(50,527)	$(14,407)	$(66,409)
See Notes to Consolidated Financial Statements

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2019	$180	47,079	$63,384	$(14,573)	$48,991
Net loss	(192)	—	(13,438)	—	(13,630)
Distributions ($0.01 per unit)	(7)	—	(471)	—	(478)
Equity compensation, net	—	—	229	—	229
Vesting of Phantom Units	—	213	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	(353)	(353)
Balance at March 31, 2020	$(19)	47,292	$49,704	$(14,926)	$34,759
Net loss	(345)	—	(24,233)	—	(24,578)
Distributions ($0.01 per unit)	(7)	—	(473)	—	(480)
Equity compensation, net	—	—	452	—	452
Vesting of Phantom Units	—	52	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	177	177
Balance at June 30, 2020	$(371)	47,344	$25,450	$(14,749)	$10,330
Net loss	(177)	—	(12,430)	—	(12,607)
Distributions ($0.01 per unit)	(7)	—	(473)	—	(480)
Equity compensation, net	—	—	229	—	229
Translation adjustment, net of taxes of $0	—	—	—	104	104
Balance at September 30, 2020	$(555)	47,344	$12,776	$(14,645)	$(2,424)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(40,912)	$(50,815)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization	56,222	59,972
Impairments and other charges	—	14,348
Provision for deferred income taxes	1,182	587
Insurance recoveries associated with damaged equipment	—	(517)
Equity compensation expense	1,807	1,044
Provision for doubtful accounts	59	1,053
Amortization of deferred financing costs	428	2,039
Equipment received in lieu of cash	—	725
Debt exchange expenses	—	4,777
Other non-cash charges and credits	(199)	(491)
Gain on sale of property, plant, and equipment	(109)	(1,676)
Changes in operating assets and liabilities:
Accounts receivable	(4,311)	6,541
Inventories	(5,673)	11,806
Prepaid expenses and other current assets	(1,229)	(2,253)
Accounts payable and accrued expenses	15,920	(32,959)
Other	(373)	(452)
Net cash provided by (used in) operating activities	22,812	13,729
Investing activities:
Purchases of property, plant, and equipment, net	(17,253)	(10,789)
Proceeds from sale of property, plant, and equipment	438	21,731
Insurance recoveries associated with damaged equipment	—	517
Acquisition of affiliate from TETRA, net of cash acquired	420	—
Advances and other investing activities	(112)	—
Net cash used in investing activities	(16,507)	11,459
Financing activities:
Proceeds from long-term debt	4,915	337,549
Payments of long-term debt	(2,154)	(341,154)
Distributions	(1,457)	(1,438)
Other financing activities	(159)	(3,563)
Payments to affiliate	(545)	(2,261)
Net cash used in financing activities	600	(10,867)
Effect of exchange rate changes on cash	2	8
Increase (decrease) in cash and cash equivalents and restricted cash	6,907	14,329
Cash and cash equivalents at beginning of period	16,577	2,370
Cash and cash equivalents and restricted cash at end of period	$23,484	$16,699
Supplemental cash flow information:
Interest paid	$26,550	$32,070
Income taxes paid	$2,536	$2,428
Decrease (increase) in accrued capital expenditures	$(1,050)	$1,166
Paid-in-kind interest	$2,750	$—

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of September 30, 2021, and for the three and nine-month periods ended September 30, 2021 and 2020, include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and nine-month period ended September 30, 2021 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2021.

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

Going Concern Assessment

On August 15, 2022, our 7.25% Senior Notes mature. These Senior Notes had $80.3 million outstanding net of unamortized discounts and unamortized deferred financing costs as of September 30, 2021. As the maturity date of these notes is within 12 months after the date these financial statements were issued, the amount due was included in our going concern assessment. To address this maturity, on November 10, 2021, CSI Compressco, along with its General Partner, closed a series of transactions that enable the Partnership to redeem the Senior Notes. The transactions included (i) the acquisition of certain Spartan entities in exchange for 48.4 million common units and the assumption of approximately $32.5 million in debt as consideration; (ii) private placements of common unit issuance raising approximately $57 million; (iii) issuance of additional secured debt of $10 million; (iv) purchase of compressor units from the Partnership by the acquired entities of Spartan in an intercompany transaction for $24 million; and (v) issued notice of the redemption of the Senior Notes. See Note 11 - “Subsequent Events” for further details related to these transactions.

Segments

Our General Partner has concluded that we operate in one business segment.

Significant Accounting Policies

    Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the three and nine months ended September 30, 2021.

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

Foreign Currencies

Accumulated other comprehensive income (loss) is included in partners’ capital in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with our international operations. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $0.3 million and $0.2 million during the three and nine-month periods ended September 30, 2021, respectively, and $(0.4) million and $1.0 million during the three and nine- month periods ended September 30, 2020, respectively.

Inventories

Inventories consist primarily of compressor package parts and supplies and work in process and are stated at the lower of cost or net realizable value. For parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method.

Impairments and Other Charges

    Impairments of long-lived assets, including identified intangible assets, are determined periodically, when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from the relevant assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. There were no impairments attributed to continuing operations recorded during the three and nine-month periods ended September 30, 2021. See Note 4 - "Impairments and Other Charges" for additional discussion of recorded impairments during the three and nine-month periods ended September 30, 2020.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and nine-month periods ended September 30, 2021 and September 30, 2020, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

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

On April 19, 2021, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended March 31, 2021 of 0.01 per outstanding common unit. This distribution equates to a distribution of 0.04 per outstanding common unit on an annualized basis. This distribution was paid on May 14, 2021 to each of the holders of common units of record as of the close of business on April 30, 2021.

On July 19, 2021, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended June 30, 2021 of $0.01 per outstanding common unit. This distribution equates to a distribution of

$0.04 per outstanding common unit on an annualized basis. This distribution was paid on August 13, 2021 to each of the holders of common units of record as of the close of business on July 30, 2021.

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

    In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments were effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. As of September 30, 2021, we have not modified our credit agreements to remove references to LIBOR. We are currently evaluating the impact of the provisions of ASU 2020-04 on our consolidated financial statements.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Income (Loss) from Discontinued Operations
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$6,900	$—	$35,387
Cost of revenues	268	7,645	277	36,173
Depreciation, amortization, and accretion	—	51	—	526
Impairments of long-lived assets	—	—	—	5,474
General and administrative expense	2	1,177	346	3,274
Other (income) expense, net	—	(810)	—	(810)
Total pretax loss from discontinued operations	(270)	(1,163)	(623)	(9,250)
Income tax provision	—	(20)	—	51
Total loss from discontinued operations	$(270)	$(1,143)	$(623)	$(9,301)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	September 30, 2021	December 31, 2020
Carrying amounts of major classes of assets included as part of discontinued operations
Inventories	$7	$32
Other Current Assets	—	7
Current assets of discontinued operations	$7	$39

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accrued liabilities	$140	$345
Current liabilities of discontinued operations	$140	$345
NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of September 30, 2021, we had $69.6 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not include revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of September 30, 2021 for completion of performance obligations of compression service contracts are as follows:

	2021	2022	2023	2024	Thereafter	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$19,291	$43,011	$7,197	$99	$—	$69,598

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheets, primarily associated with revenue accruals prior to invoicing, were $10.2 million and $6.8 million as of September 30, 2021 and December 31, 2020, respectively.

    The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(In Thousands)
Unearned income, beginning of period	$269	$283
Additional unearned income	1,788	11,182
Revenue recognized	(1,486)	(6,236)
Unearned income, end of period	$571	$5,229

    Unearned income is included in accrued liabilities and other on the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Compression and related services
United States	$47,320	$46,012	$139,940	$152,320
International	9,068	7,355	26,016	23,096
	56,388	53,367	165,956	175,416
Aftermarket services
United States	13,609	13,564	37,873	46,276
International	343	298	1,369	1,293
	13,952	13,862	39,242	47,569
Equipment sales
United States	897	5,001	1,482	6,677
International	57	28	82	801
	954	5,029	1,564	7,478
Total Revenue
United States	61,826	64,577	179,295	205,273
International	9,468	7,681	27,467	25,190
	$71,294	$72,258	$206,762	$230,463
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
NOTE 5 — INVENTORIES

Components of inventories as of September 30, 2021 and December 31, 2020, are as follows:

	September 30, 2021	December 31, 2020
	(In Thousands)
Parts and supplies	$29,695	$28,483
Work in progress	2,199	2,705
Total inventories	$31,894	$31,188

Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consist of work in progress for our aftermarket business that has not been invoiced.

NOTE 6 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	Scheduled Maturity	September 30, 2021	December 31, 2020
		(In Thousands)
Credit Agreement (1)	June 29, 2023	$—	$—
7.25% Senior Notes (2)	August 15, 2022	80,331	80,001
7.50% First Lien Notes (3)	April 2025	399,354	399,655
10.00%/10.75% Second Lien Notes (4)	April 2026	161,520	158,975
Total long-term debt		$641,205	$638,631
Less current portion		(80,331)	—
Total long-term debt		$560,874	$638,631

(1)     Because there was no outstanding balance on the Credit Agreement, associated deferred financing costs of
$0.6 million as of December 31, 2020 were classified as other long-term assets on the accompanying consolidated balance sheet.
(2)     Net of the unamortized discount of $0.2 million as of September 30, 2021 and $0.3 million as of December 31, 2020 and unamortized deferred financing costs of $0.2 million as of September 30, 2021 and $0.4 million as of December 31, 2020.
(3)     Net of the unamortized deferred financing costs of $4.6 million as of September 30, 2021 and $5.2 million as of December 31, 2020, net of the unamortized discount of $0.2 million as of September 30, 2021 and $0.2 million as of December 31, 2020, and net of deferred restructuring gain of $4.2 million as of September 30, 2021 and $5.0 million as of December 31, 2020.
(4)     Net of the unamortized discount of $0.6 million as of September 30, 2021 and $0.7 million as of December 31, 2020, and net of unamortized deferred financing costs of $1.0 million as of September 30, 2021 and $1.2 million as of December 31, 2020, and net of deferred restructuring gain of $3.3 million as of September 30, 2021 and $3.7 million as of December 31, 2020.

    Our Credit Agreement and Senior Note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of September 30, 2021.

    See Note 7 – “Related Party Transactions,” for a discussion of our amounts payable to affiliates and long-term affiliate payable to Spartan Energy Partners LP (“Spartan”).

Credit Agreement

    In June 2020, the Partnership amended the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for maximum revolving credit commitments of $35.0 million and includes a $5.0 million reserve, which results in reduced borrowing availability. The Credit Agreement includes a $25.0 million sublimit for letters of credit. Additionally, on January 29, 2021, the Partnership further amended the Credit Agreement to temporarily increase the size of the reserve to $10.0 million and also required that Spartan backstop all of the Partnership’s outstanding letters of credit. These temporary restrictions expired on April 30, 2021. On April 30, 2021, the required reserve on our Credit Agreement was reduced to $5.0 million and Spartan’s backstop for the Partnership’s outstanding letters of credits was released. As of September 30, 2021, we had no balance outstanding under the Credit Agreement and $2.1 million of letters of credit against our Credit Agreement. Subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $11.2 million as of September 30, 2021.

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

7.25% Senior Notes due 2022

    As of September 30, 2021, our 7.25% Senior Notes due 2022 (the “Senior Notes”) had $80.3 million outstanding net of unamortized discounts and unamortized deferred financing costs. Interest on these notes is payable on February 15 and August 15 of each year. The Senior Notes are unsecured obligations, and are guaranteed on an unsecured basis by the Partnership’s subsidiaries that guarantee the Credit Agreement.

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

7.50% First Lien Notes due 2025

As of September 30, 2021, our First Lien Notes had $399.4 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of September 30, 2021, our Second Lien Notes had $161.5 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

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

During the fourth quarter of 2020 and the second quarter of 2021, the Partnership elected to increase the principal amount outstanding through the issuance of PIK notes. As of September 30, 2021, our principal amount outstanding included $4.4 million of PIK notes.

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

Spartan and General Partner Ownership

As of September 30, 2021, Spartan’s ownership interest in us was approximately 23%, with the common units held by the public representing an approximate 65% interest in us.

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to fund the construction of and purchase from us of up to $15.0 million of new compression services equipment and to subsequently lease the equipment back to us in exchange for a monthly rental fee. As of November 30, 2020, pursuant to this arrangement, $14.8 million had been funded by TETRA for the construction of new compressor services equipment and all compression units were completed and deployed under this agreement. In December 2020, TETRA sold these compressors and assigned the corresponding leases to Spartan. As of September 30, 2021, the financing obligation owed to Spartan was $9.8 million and is included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet as of September 30, 2021. The balances were included in accrued liabilities and other and other long-term liabilities in our consolidated balance sheet as of December 31, 2020. Imputed interest expense recognized for the three and nine-month period ended September 30, 2021 was $0.6 million and $1.7 million, respectively .

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

Financial Instruments

Derivative Contracts

    We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2021, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$5,934	20.14	October 4, 2021

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

The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine-month periods ended September 30, 2021, we recognized $(0.04) million and $0.1 million, respectively, of net (gains) losses associated with our foreign currency derivatives program. During the three and nine-month periods ended September 30, 2020, we recognized $0.3 million and $(0.8) million, respectively, of net (gains) losses associated with our foreign currency derivatives programs. These amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Fair Value of Debt

    The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.25% Senior Notes	$80,722	$79,915	$80,722	$67,274
7.50% First Lien Notes	400,000	396,000	400,000	369,680
10.00%/10.75% Second Lien Notes	159,919	146,726	157,162	114,728
	$640,641	$622,641	$637,884	$551,682

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

    Our effective tax rate for the nine-month period ended September 30, 2021, was negative 8.2% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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
NOTE 11 — SUBSEQUENT EVENTS

On October 15, 2021, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2021 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution will be paid on November 12, 2021 to each of the holders of common units of record as of the close of business on October 25, 2021.

On November 10, 2021, CSI Compressco, along with its General Partner, closed a series of transactions that enable the Partnership to redeem the outstanding 7.25% Senior Notes due 2022 (the “Redemption”). The redemption is anticipated to occur in December 2021. The transactions included the following:

Acquisition of Spartan entities (“Contribution”)

Pursuant to a Contribution Agreement, Spartan Energy Partners LP (“SEP”) contributed two of its subsidiaries, Spartan Energy Services LLC (“SES”) and Spartan International LLC, into a holding company, Treating Holdco LLC, which was then contributed to an unrestricted subsidiary of the Partnership. In addition, SEP contributed Spartan Operating Company LLC and Spartan Terminals Operating, Inc. to another subsidiary of the Partnership. These Spartan entities collectively were contributed in exchange for 48.4 million common units and the assumption of approximately $32.5 million in debt as consideration (the “Contribution”).

Concurrent with the Contribution, SES executed the First Amendment to its ABL Agreement which included the following modifications: (i) removal of SEP as a borrower (ii) addition of Treating Holdco LLC as a guarantor, and (iii) increase in loan commitments from $55 million to $70 million in anticipation of a sale and leaseback of compression assets from the Partnership into SES. See further discussion of the sale and leaseback transaction below.

Private placements of common units

The Partnership entered into a Common Unit Purchase Agreement pursuant to which the Partnership issued 39 million common units at $1.35 per unit, raising approximately $53 million. Of the amount raised, $7.0 million was contributed by management and other related parties. The Partnership also issued approximately 3 million common units at $1.35 per unit to Spartan, raising an additional $4 million. All funds were collected as of November 10, 2021.

2026 Secured Note tack-on offering (“Debt Issuance”)

The Partnership and a wholly owned subsidiary entered into a Securities Purchase Agreement pursuant to which the Partnership and the wholly owned subsidiary agreed to issue $10 million aggregate principal amount of our 10.000%/10.750% Senior Secured Second Lien Notes due 2026 and 259,260 common units. The Debt Issuance is expected to close on November 16, 2021.

Purchase of Compressor units from the Partnership by SES (“2021 Sale-Leaseback”)

The Partnership sold 25 compressor units to SES and concurrently signed a lease agreement with SES for those units. This will generate approximately $24 million in cash proceeds that will be used to redeem the Senior Notes. As SES will be an unrestricted subsidiary of the Partnership, the 2021 Sale-Leaseback will be eliminated in the consolidated income statements.

Redemption of Senior Notes

Using the cash proceeds generated from the private placement of common units, Debt Issuance, and 2021 Sale-Leaseback, on November 10, 2021, the Partnership issued a notice of redemption calling for the redemption on December 13, 2021 of all of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any. The Redemption is conditioned upon the consummation of the Debt Issuance.

Fourth Amendment to Credit Agreement

On November 10, 2021, the Partnership entered into the Fourth Amendment to Loan and Security Agreement (the “Amendment”) amending the Credit Agreement.

The Amendment provided for changes and modifications to the Credit Agreement as set forth therein, which include, among other things, changes to certain terms of the Credit Agreement as follows to permit: (i) the Contribution, and after giving effect to the Contribution, Spartan Terminals Operating, Inc. and Spartan Operating Company LLC became Immaterial Subsidiaries (as defined in the Credit Agreement) and Treating Holdco LLC and its subsidiaries were designated Unrestricted Subsidiaries (as defined in the Credit Agreement), in each case under the Credit Agreement and related loan documents; (ii) the 2021 Sale-Leaseback; and (iii) the Redemption.

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

During 2020, macroeconomic uncertainty in the oil and natural gas industry drove steep declines in spending by oil and gas operators which led to a number of our units being released with some of our customers temporarily shutting in wells and requesting that compression units be placed on standby. Oil prices began to stabilize during the third and fourth quarters of 2020 and gained strength throughout 2021, reaching an average of $71 per barrel in the third quarter of 2021. This improvement in commodity prices, as well as the beginning of a recovery in the general economy and the energy sector, have resulted in an increase in activity levels from our compression services and aftermarket services customers. Revenues from compression and related services has increased each quarter in 2021. In addition, we have secured orders from key customers for new high-horsepower compressors that will start generating revenues in the fourth quarter of 2021 and the first half of 2022. Our customers continue to be focused on capital discipline, however; we continue to see improvement in the levels of quote activity and awards. As the market environment continues to evolve, competition for field employees has increased and inflationary pressures has driven certain costs higher. In addition, supply chain disruptions may impact the availability of parts and supplies. We will continue to monitor these risks and take the necessary actions to mitigate them.

    We have and will continue to evaluate the sale of assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet or any other assets.

In 2020, we took an aggressive approach towards cost management to improve our financial performance and liquidity. We implemented temporary and permanent cost reductions, including reductions in capital expenditures, workforce and salaries. We also implemented furloughs, a reduction in the cash retainers for the directors of our general partner, the suspension of 401(k) matching contributions for our employees, targeted reduction in selling, general and administrative expenses, rationalization of our real estate facilities, and negotiated reductions in expenditures with many of our suppliers. In the current year, with the improvement in market conditions, we have reversed most of the cost-reduction actions taken in 2020 and have increased capital allocated to growth. With a rapidly changing market environment, we will continue to proactively manage our capital allocation strategies and monitor our expenses and financial performance.

While we are not able to predict how long the COVID-19 pandemic will continue to impact the demand for oil and gas and the effect it will ultimately have on our business, we continued to see activity levels increase in the third quarter of 2021. We are encouraged by improvements in oil and gas commodity prices throughout the quarter and projections for demand recovery, driven by COVID-19 vaccinations as they are administered on a wider scale. However, the risk of additional strains of COVID-19, increases in the number of cases, that developed vaccines may not be successful in preventing COVID-19 or its spread or the potential outbreak of a new or mutated virus, and the possibility of future lockdowns makes any forecast for improvement uncertain. In addition, continued capital discipline throughout the energy sector may limit production growth when the economy recovers from the pandemic. Despite challenging market conditions, we will continue to maintain our commitment to safety and service quality for our customers.

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

Three months ended September 30, 2021 compared to three months ended September 30, 2020

	Three Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(In Thousands)
Revenues:
Compression and related services	$56,388	$53,367	$3,021	79.1%	73.9%	5.7%
Aftermarket services	13,952	13,862	90	19.6%	19.2%	0.6%
Equipment sales	954	5,029	(4,075)	1.3%	7.0%	(81.0)%
Total revenues	71,294	72,258	(964)	100.0%	100.0%	(1.3)%
Cost of revenues:
Cost of compression and related services	29,040	25,133	3,907	40.7%	34.8%	15.5%
Cost of aftermarket services	11,864	11,815	49	16.6%	16.4%	0.4%
Cost of equipment sales	1,492	4,820	(3,328)	2.1%	6.7%	(69.0)%
Total cost of revenues	42,396	41,768	628	59.5%	57.8%	1.5%
Depreciation and amortization	18,695	19,896	(1,201)	26.2%	27.5%	(6.0)%
Selling, general, and administrative expense	9,433	7,973	1,460	13.2%	11.0%	18.3%
Interest expense, net	13,951	13,886	65	19.6%	19.2%	0.5%
Other income (expense), net	395	(516)	911	0.6%	(0.7)%	(176.6)%
Loss before taxes and discontinued operations	(13,576)	(10,749)	(2,827)	(19.0)%	(14.9)%	26.3%
Provision for income taxes	516	715	(199)	0.7%	1.0%	(27.8)%
Loss from continuing operations	(14,092)	(11,464)	(2,628)	(19.8)%	(15.9)%	22.9%
Loss from discontinued operations, net of taxes	(270)	(1,143)	873	(0.4)%	(1.6)%	(76.4)%
Net loss	$(14,362)	$(12,607)	$(1,755)	(20.1)%	(17.4)%	13.9%

Revenues

    Compression and related services revenues increased $3.0 million or 5.7%, in the current year quarter compared to the prior year quarter. The increase is revenues is due to the recovery of some of the price concessions given in 2020, as well as a significant decrease in the number of compressors on standby rates compared to the prior year period. In addition, activity levels have started to improve with stronger oil and gas commodity prices and as the energy sector recovers from the effects of the COVID-19 pandemic.

    Aftermarket services revenues increased $0.1 million during the current year quarter compared to the prior year quarter as the demand for aftermarket services continues to be impacted by the COVID-19 pandemic and its effect on the global economy including the energy sector.

    Equipment sales revenues decreased $4.1 million during the current year quarter compared to the prior year quarter due to a decrease in used unit sales.

Cost of revenues

    Cost of compression and related services revenue increased 15.5% compared to the prior year quarter, partially due to compressors that came off of standby rates since the prior year period. Compressors on standby rates have revenues but very low associated costs. In 2021, a significant number of compressors that were on standby rates have returned to service and associated costs of service have returned to normal levels. Additionally, as activity levels increase, make-ready expenses and start-up costs associated with the redeployment of compressors have also increased. We expect these expenses to contribute to increased revenues in the fourth quarter of 2021 and in 2022. In addition, inflation also impacted certain cost categories in the third quarter of 2021.

Cost of aftermarket services revenues slightly increased compared to the prior year quarter.

Cost of equipment sales decreased during the current year quarter consistent with the decrease in the corresponding revenues.

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

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during the current year quarter compared to the prior year quarter due to $1.8 million of increased salaries and employee expenses offset by $0.4 million of decreased bad debt expense.

Interest expense, net

Interest expense, net, was consistent during the current year quarter compared to the prior year quarter.

Other (income) expense, net

Other (income) expense, net, was $0.4 million of expense, net, during the current year quarter compared to $0.5 million of income, net, during the prior year quarter. The change in other (income) expense, net is primarily due to decreased income associated with asset sales and an increase in foreign currency losses.

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

Our effective tax rate for the current year quarter was negative 3.8% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes, combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax changed from a $1.1 million loss for the prior year quarter to a $0.3 million loss for current year quarter. The Partnership exited the new unit sales business during 2020, with the final unit completed in October. The prior year loss includes $6.9 million of new unit sales revenues and $0.8 million of other income, offset by $7.6 million of costs of sales and $1.2 million of selling, general, and administrative expenses.

Results of Operations

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020.

	Nine Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(In Thousands)
Revenues:
Compression and related services	$165,956	$175,416	$(9,460)	80.3%	76.1%	(5.4)%
Aftermarket services	39,242	47,569	(8,327)	19.0%	20.6%	(17.5)%
Equipment sales	1,564	7,478	(5,914)	0.8%	3.2%	(79.1)%
Total revenues	206,762	230,463	(23,701)	100.0%	100.0%	(10.3)%
Cost of revenues:
Cost of compression and related services	82,063	82,136	(73)	39.7%	35.6%	(0.1)%
Cost of aftermarket services	33,340	41,493	(8,153)	16.1%	18.0%	(19.6)%
Cost of equipment sales	1,838	7,407	(5,569)	0.9%	3.2%	(75.2)%
Total cost of revenues	117,241	131,036	(13,795)	56.7%	56.9%	(10.5)%
Depreciation and amortization	56,222	59,446	(3,224)	27.2%	25.8%	(5.4)%
Impairments and other charges	—	8,874	(8,874)	—%	3.9%	(100.0)%
Insurance recoveries	—	(517)	517	—%	(0.2)%	(100.0)%
Selling, general, and administrative expense	28,143	26,304	1,839	13.6%	11.4%	7.0%
Interest expense, net	41,781	40,635	1,146	20.2%	17.6%	2.8%
Other income expense, net	622	4,327	(3,705)	0.3%	1.9%	(85.6)%
Loss before taxes and discontinued operations	(37,247)	(39,642)	2,395	(18.0)%	(17.2)%	(6.0)%
Provision for income taxes	3,042	1,872	1,170	1.5%	0.8%	62.5%
Loss from continuing operations	$(40,289)	$(41,514)	$1,225	(19.5)%	(18.0)%	(3.0)%
Loss from discontinued operations, net of taxes	$(623)	$(9,301)	$8,678	(0.3)%	(4.0)%	(93.3)%
Net loss	$(40,912)	$(50,815)	$9,903	(19.8)%	(22.0)%	(19.5)%

Revenues

    Compression and related services revenues decreased by $9.5 million, or 5.4%, in the current year period compared to the prior year period due to the COVID-19 pandemic’s impact on demand for oil and natural gas which continued to affect demand for compression services. In the second quarter of 2020, we experienced returned compressors, compressors placed on standby rates, and made some pricing concessions, all contributing to a decrease in revenues. With the recent improvement in oil and gas commodity prices, a significant number of compressors previously placed on standby have now been returned to service, however, fleet utilization and pricing are still lower in the current year compared to 2020.

    Aftermarket services revenues decreased $8.3 million, or 17.5%, during the current year period compared to the prior year period resulting from decreased demand for parts and services as a result of the impact of the COVID-19 pandemic on the global economy including the energy sector.

    Equipment sales revenues decreased $5.9 million, or 79.1%, during the current year period compared to the prior year period due to a decrease in used unit sales. In 2020, the Partnership increased efforts to sell non-core used compressors to strengthen liquidity during the market downturn.

Cost of revenues

    Cost of compression and related services decreased compared to the prior year period consistent with decreased revenues. Cost of compression and related services as a percentage of compression and related services revenues increased from 46.8% during the prior year period to 49.4% during the current year period. The increase was due to higher make-ready expenses and start-up costs in the current year which we expect will contribute to higher revenues in the fourth quarter of 2021 and in 2022, an increase in operating expenses resulting from a lower percentage of our fleet on standby rates compared to the prior year period, and due to certain cost categories impacted by inflation in the current year.

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

Impairments and other charges

    During the nine-month period ended September 30, 2020, we recorded impairments and other charges of $9.0 million primarily on non-core used compressor equipment, the low-horsepower class of our compression fleet, and field inventory for compression and related services. There were no impairments recorded in the current year.

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during the current year period compared to the prior year period due to $3.6 million of increased salaries and employee expenses offset by $1.2 million of decreased professional expenses and $1.0 million of decreased bad debt expense.

Interest expense, net

Interest expense, net, increased $1.1 million compared to the prior year period due to higher interest rates associated with our Second Lien Notes following the June 2020 debt exchange transaction.

Other (income) expense, net

Other (income) expense, net, was $0.6 million of expense during the current year period, compared to $4.3 million of expense during the prior year period. The decrease in other expense is primarily due to $4.8 million of fees associated primarily with the debt exchange transaction in the prior year period.

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

    Our effective tax rate for the nine-month period ended September 30, 2021, was negative 8.2% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax changed from a $9.3 million loss for the prior year period to a $0.6 million loss for the current year period. The Partnership exited the new unit sales business during 2020, with final deliveries made in October. The prior year loss includes $35.4 million of new unit sales revenues and $0.8 million of other income, offset by $36.2 million of costs of sales, $5.5 million of impairments and $3.3 million of selling, general, and administrative expenses.
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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and nine-month periods ended September 30, 2021, is provided within the Results of Operations sections above.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain charges, including impairments, bad debt expense attributable to bankruptcy of customers, equity compensation, non-cash costs of compressors sold, gain on extinguishment of debt, write-off of unamortized financing costs, and excluding severance and other non-recurring or unusual expenses or charges. Adjusted EBITDA is used as a supplemental financial measure by our management to:
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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Net loss	$(14,362)	$(12,607)	$(40,912)	$(50,815)
Provision for income taxes	516	715	3,042	1,872
Depreciation and amortization	18,695	19,896	56,222	59,446
Impairments and other charges	—	—	—	8,874
Interest expense, net	13,951	13,886	41,781	40,635
Equity compensation	497	232	1,807	1,044
Debt exchange expenses	—	22	—	4,777
Prior year sales tax accrual adjustment	—	—	367	—
Manufacturing engine order cancellation charge	—	—	300	—
Severance	—	484	114	1,840
Non-cash cost of compressors sold	1,423	4,804	1,861	7,244
Provision for income taxes, depreciation, amortization and impairments attributed to discontinued operations	—	31	—	6,051
Other	336	306	644	1,610
Adjusted EBITDA	$21,056	$27,769	$65,226	$82,578

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Net cash (used in) provided by operating activities	$22,884	$(4,451)	$22,812	$13,729
Capital expenditures, net of sales proceeds	(6,966)	1,550	(16,815)	(6,058)
Midland proceeds	—	17,000	—	17,000
Free cash flow	$15,918	$14,099	$5,997	$24,671

Net cash provided by operating activities for the three months ended September 30, 2021 includes $5.1 million of revenues in excess of cash expenses and increases of $17.8 million in working capital changes. Net cash provided operating activities for the nine months ended September 30, 2021 includes $18.5 million of revenues in excess of cash expenses and increases of $4.3 million in working capital changes.

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

	September 30,
	2021	2020
Horsepower
Total horsepower in fleet	1,175,989	1,172,307
Total horsepower in service	928,303	941,747

Horsepower utilization
Low-horsepower (0-100)	56.0%	61.7%
Medium-horsepower (101-1,000)	78.3%	76.5%
High-horsepower (1,001 and over)	84.6%	87.3%
Total horsepower utilization rate	78.9%	80.3%

The total horsepower utilization rate decreased as of September 30, 2021 compared to the prior year period due to a decline in customer activity levels. This was driven by a low commodity price environment for oil and gas and the impact of the COVID-19 pandemic on the global economy and the energy sector. The market environment has improved in the current year resulting in an increase in total utilization of 2% compared to the utilization rate as of June 30, 2021 with meaningful gains in utilization in the medium and high-horsepower categories.
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
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, potential asset sales, and long-term and short-term borrowings, which we believe will be sufficient to meet our working capital and growth capital requirements during the remainder of 2021. We have secured orders from key customers for new high-horsepower compressors which will increase our investment in growth capital and consume liquidity in the fourth quarter of 2021 and in the first half of 2022.

Although oil and natural gas prices have recovered in the last half of 2020 and throughout 2021 from their lows in the first half of 2020, the outlook for the remainder of 2021 remains uncertain. If oil and natural gas prices decrease from current levels, our businesses could be negatively impacted. Despite these challenges, we remain committed to a long-term growth strategy. Our near-term focus is to maintain our compression fleet, while continuing to preserve and enhance liquidity through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting assets where our evaluation suggests such transactions are in the best interests of our business. We are subject to business and operational risks that could materially adversely affect our cash flows and together with risks associated with current debt and equity market conditions, our ability or desire to issue such securities. Please read Part I, Item 1A “Risk Factors” included in our 2020 Annual Report.

Capital expenditures in 2021 are expected to range from $50.0 million to $60.0 million. These capital expenditures include approximately $18.0 million to $20.0 million of maintenance capital expenditures and approximately $28.0 million to $35.0 million of capital expenditures primarily associated with the expansion of our large horsepower compression services fleet and $4.0 million to $5.0 million of capital expenditures related to investments in technology, primarily software and systems. The foregoing estimates are based on assumptions regarding our assessment of the oil and gas market.

    On October 15, 2021, the board of directors of our General Partner declared a cash distribution attributable to the quarter ended September 30, 2021 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution will be paid on November 12, 2021 to each of the holders of common units of record as of the close of business on October 25, 2021.
Cash Flows

A summary of our sources (uses) of cash during the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,
	(In Thousands)
	2021	2020
Operating activities	$22,812	$13,729
Investing activities	(16,507)	11,459
Financing activities	600	(10,867)

Operating Activities

Net cash provided by operating activities increased by $9.1 million compared to the prior year period. Our cash provided from operating activities is primarily generated from the provision of compression and related services and, for the prior year, the sale of new compressor packages. The increase in cash provided by operating activities was primarily due to changes in working capital.

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

Investing Activities

Capital expenditures during the nine months ended September 30, 2021, increased by $6.5 million compared to the same period in 2020, primarily to grow and maintain the capacity of our compression fleet. Maintenance capital expenditures decreased during the nine months ended September 30, 2021 compared to the prior year period. The cost of fleet compression units sold was $1.9 million. Total capital expenditures for the current period include $9.9 million of maintenance capital expenditures.

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

Financing Activities

Distributions

During the nine months ended September 30, 2021, we distributed $1.5 million of cash distributions to our common unitholders and General Partner.

Long-Term Debt

Our Credit Agreement provides for maximum credit commitments of $35.0 million and includes a $5.0 million reserve which results in reduced borrowing availability. As of September 30, 2021, we had no balance outstanding under the Credit Agreement and $2.1 million in letters of credit against our Credit Agreement resulting in $11.2 million available to borrow. As of November 10, 2021, we had no balance outstanding under our Credit Agreement and $2.1 million in letters of credit, resulting in $14.7 million of availability.

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

Off Balance Sheet Arrangements

As of September 30, 2021, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.
Item 4. Controls and Procedures.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the quarter ended September 30, 2021. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this Quarterly Report.

There were no changes in the internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 30, 2021	—	$—	N/A	N/A
August 1 – August 31, 2021	—	—	N/A	N/A
September 1 – September 30, 2021	—	—	N/A	N/A
Total	—		N/A	N/A
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
*    Filed with this report.
**    Furnished with this report.
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2021 and 2020; (iii) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (iv) Consolidated Statement of Partners’ Capital for the nine-month periods ended September 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2021 and 2020; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP LLC,
its General Partner

Date:	November 12, 2021	By:	/s/John E. Jackson
John E. Jackson
Chief Executive Officer
Principal Executive Officer

Date:	November 12, 2021	By:	/s/Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer
Principal Financial Officer

Date:	November 12, 2021	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer