Form 10-K
period 2021-12-31
CSI Compressco LP
filed 2022-03-14
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
 OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             .

COMMISSION FILE NUMBER 001-35195

CSI Compressco LP
(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware			94-3450907
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

1735 Hughes Landing Boulevard, Suite 200	The Woodlands,	Texas	77380
(Address of Principal Executive Offices)			(ZIP CODE)
 (832) 365-2257
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS	CCLP	NASDAQ
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

The aggregate market value of common stock held by non-affiliates of the Registrant was $31,254,321 as of June 30, 2021. As of March 10, 2022, there were 141,213,944 Common Units outstanding.

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
•the availability of adequate sources of capital to us, including changes to interest rates;
•our existing debt levels and our ability to obtain additional financing;
•our ability to continue to make cash distributions, or increase cash distributions from current levels, after the establishment of reserves, payment of debt service, and other contractual obligations;
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
•acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the Russian military invasion of Ukraine;
•operating hazards, natural disasters, weather-related impacts, casualty losses and other matters beyond our control;
•the effects of existing and future laws and governmental regulations;
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
•the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies; and
•other risks and uncertainties under “Item 1A. Risk Factors” in this Annual Report and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

(ii)

•Our results of operations, cash flows and financial condition could continue to be adversely impacted by the COVID-19 pandemic.

•Our substantial leverage.

•We may be unable to repurchase or refinance our senior secured notes in the event of a change of control as required by their respective indentures.

•The loss of any of our most significant customers would result in a decline in our revenue and cash available to pay distributions to our common unitholders.

•Our ability to manage and grow our business effectively and provide quality services to our customers may be adversely affected if our general partner loses its management or we are unable to retain trained personnel.

•Pressure from competitors may result in price reductions and periods of reduced demand for our products.

•Our operations in non-U.S. markets expose us to legal, political and economic risks that could have a material impact on our business.

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

•Our tax treatment depends on our status as a partnership for federal income tax purposes. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service (“IRS”) treating us as a corporation or legislative, judicial or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the Partnership.

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

Certain Defined Terms

Unless the context requires otherwise, when we refer to “we,” “us,” “our,” and “the Partnership,” we are describing CSI Compressco LP and its wholly owned subsidiaries on a consolidated basis. References to “CSI Compressco GP” or “our general partner” refer to our general partner, CSI Compressco GP LLC (f/k/a CSI Compressco GP Inc.). References to “TETRA” refer to TETRA Technologies, Inc., the former owner of our general partner, and TETRA’s controlled subsidiaries. References to “Spartan” refer to Spartan Energy Partners LP. References to the “Initial Public Offering” refer to the Partnership’s initial public offering of common units representing limited partner interests in the Partnership (“common units”) completed on June 20, 2011 pursuant to a Registration Statement on Form S-1, as amended (File No. 333-155260), initially filed on November 10, 2008 by the Partnership with the SEC pursuant to the Securities Act of 1933, as amended (the “Securities Act”), including a prospectus regarding the Initial Public Offering filed with the SEC on June 16, 2011 pursuant to Rule 424(b).
(iii)

PART I

Item 1. Business.

 The financial statements presented in this Annual Report are the consolidated financial statements of CSI Compressco LP, a Delaware limited partnership and its subsidiaries.

We were formed in October 2008. Our headquarters are located at 1735 Hughes Landing Boulevard, Suite 200, The Woodlands, Texas, 77380. Our phone number is (832) 365-2257 and our website is www.csicompressco.com. Our common units are traded on the NASDAQ Exchange (“NASDAQ”) under the symbol “CCLP.”

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

About CSI Compressco LP

We are a provider of contract services including natural gas compression services and treating services. Natural gas compression is used for oil and natural gas production, gathering, artificial lift, transmission, processing, and storage. Treating services include removal of contaminants from a natural gas stream and cooling to reduce the temperature of produced gas and liquids. We also sell used standard compressor packages and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide contract compression and treating services and compressor parts and component sales to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States, as well as in a number of international locations, including the countries of Mexico, Canada, Argentina, Egypt and Chile. Previously, our equipment sales (new unit sales) business included the fabrication and sale of new standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas. In the fourth quarter of 2020, we fully exited the new unit sales business.

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

Our operations are organized into a single business segment. See Note 16 - “Segments” in the Notes to Consolidated Financial Statements in this Annual Report for further information. For financial information regarding our revenues and total assets, see Note 17 - “Geographic Information” contained in the Notes to Consolidated Financial Statements in this Annual Report.

Contribution of Spartan entities

On November 10, 2021, the Partnership entered into a Contribution Agreement (the “Contribution Agreement”) by and among the Partnership, CSI Compressco GP, Spartan, and CSI Compressco Sub Inc., a Delaware corporation (“Compressco Sub”). Pursuant to the terms of the Contribution Agreement, Spartan contributed to the Partnership 100% of the limited liability company interest in Treating Holdco, LLC, a Delaware limited liability company (“Treating Holdco”), 100% of the common stock in Spartan Terminals Operating, Inc., a Delaware corporation (“Spartan Terminals”), and 99% of the limited liability company interests in Spartan Operating Company LLC, a Delaware limited liability company (“Spartan Operating” and together with Treating Holdco and Spartan Terminals, “Spartan Treating”) (such interests in Spartan Treating, the “Contributed Interests”) and the Partnership, CSI Compressco GP and Spartan agreed to cancel the incentive distribution rights (the “IDRs”) in the Partnership in exchange for the issuance of 48.4 million common units. We refer to the acquisition of the Contributed Interests as the “Spartan Acquisition.” As the Partnership and Spartan Treating were under common control at the time of the Spartan Acquisition, the results of operations have been combined for the Partnership and Spartan Treating from the date of common control which was January 29, 2021.

Certain of our U.S. services are performed by our wholly owned subsidiary CSI Compressco Operating LLC, a Delaware limited liability company (our “Operating LLC”), pursuant to contracts that our outside legal counsel has concluded generate qualifying income under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), or “qualifying income.” We do not pay U.S. federal income taxes on the portion of our business conducted by Operating LLC. Compressco Sub, which is also a wholly owned subsidiary of ours, conducts substantially all of our operations that our outside legal counsel has not concluded generate qualifying income, and we pay U.S. federal income tax with respect to such operations. We strive to ensure that all new U.S. compression contracts are entered into by our Operating LLC and generate qualifying income. We also pay state and local income taxes in certain states, and we incur income taxes related to our foreign operations.

As a limited partnership, we are managed and controlled by our general partner. For the year ended December 31, 2020, our general partner was a wholly owned subsidiary of TETRA. On January 29, 2021, Spartan acquired from TETRA our general partner, our IDRs and 10.95 million of our common units in the Partnership (the “GP Sale”). As of March 10, 2022, common units held by the public represented approximately a 50.9% ownership interest, which is exclusive of Spartan’s 45.0% limited partner interest and 0.5% general partner interest, and TETRA’s 3.7% limited partner interest. In connection with the GP Sale, on January 29, 2021, TETRA entered into a Transition Services Agreement (the “Transition Services Agreement”) with the Partnership, pursuant to which TETRA provided certain accounting, information technology and back office support services to the Partnership for a period of one year following closing. The Transition Services Agreement with TETRA expired on January 31, 2022.

    Through Spartan’s wholly owned subsidiary and our general partner, CSI Compressco GP LLC, Spartan manages and controls us. We rely on our general partner’s board of directors and executive officers to manage our operations and make decisions on our behalf. Our general partner is an indirect, wholly owned subsidiary of Spartan. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner or its directors. Following the GP Sale, all of our general partner’s directors are elected by Spartan. Our general partner does not receive any management fee in connection with its management of our business. However, our general partner is reimbursed for certain expenses, including compensation expenses, incurred on our behalf. In addition, our general partner receives distributions based on its limited and general partner interests.

Products and Services

    We are a provider of contract services including natural gas compression services and treating services. Natural gas compression is a mechanical process in which the pressure of a given volume of natural gas is increased to a higher pressure. It is essential to the production and movement of natural gas. Compression is typically required numerous times in the natural gas production and sales cycle, including (i) at the wellheads, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities, and (iv) in natural gas pipelines. Compression is also utilized for gas lift, an artificial lift technique for producing oil that has insufficient reservoir pressure. Natural gas treating encompasses several processes used to remove contaminants and improve the marketability of gas. We also provide aftermarket compression services and compressor package parts and components manufactured by third-party suppliers.

Contract Services

    We use our fleet of compressor packages to provide a variety of compression services to our customers to meet their specific requirements. Our fleet includes approximately 4,800 compressor packages that provide approximately 1.2 million in aggregate horsepower, employing a wide spectrum of low-, medium-, and high-horsepower engines. The horsepower of our natural gas compressor package fleet as of December 31, 2021 is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Aggregate Horsepower

Low-horsepower (0-100)	2,936	138,982	12%
Medium-horsepower (101-1,000)	1,438	409,290	34%
High-horsepower (1,001 and over)	459	648,570	54%
Total	4,833	1,196,842	100%

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

Gas Treating. We provide a variety of natural gas treating services for natural gas producers and midstream companies, such as providing equipment for lease or sale, equipment installation services and the operation of equipment which Spartan Treating refers to as contract services. Spartan Treating’s two primary gas treating services provided for customers are the removal of contaminants from the customer’s gas stream and natural gas cooling to reduce the gas temperature. Spartan Treating maintains a fleet of amine plants ranging in size used to treat varying customer gas flow volumes by removing hydrogen sulfide and carbon dioxide to meet required pipeline specifications. Additionally, Spartan Treating’s equipment fleet includes natural gas cooling units used to reduce the temperature of natural gas so that it can be further treated, processed or compressed.

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

    Contract Services Contract Terms. Our contract services are primarily performed under service contracts using our low-, medium-, and high-horsepower compressor packages and our treating assets. A significant portion of these compression services are provided under services contracts that our outside legal counsel has concluded generate qualifying income. Under these services contracts, we are responsible for providing our services in accordance with the particular specifications of a job. As owner and operator, we are responsible for operating and maintaining the equipment we utilize to provide our services. Our low horsepower compression service contracts typically have an initial term of one month and, unless terminated by us or our customers with 30-days’ notice, continue on a month-to-month basis thereafter. Our medium- and high- horsepower compression service and treating contracts typically have an initial term of twelve months, but range from six months to thirty-six months. After the initial terms on our medium- and high-horsepower compression service and treating contracts, customers typically continue on a month-to-month basis or renew for additional extensions. We charge our customers a fixed monthly fee for the services provided under the services contracts. Aside from factors beyond our control, if the level of services we provide falls below certain contractually specified percentages, our customers are generally entitled to request limited credits against our service fees. To date, these credits have been insignificant as a percentage of revenue.

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

Aftermarket Services

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
Market Overview and Competition

    Our operations are significantly dependent upon the demand for, and production of, oil and the associated natural gas from unconventional oil production along with natural gas production in the U.S. and international markets in which we operate. The COVID-19 pandemic, along with oil supply disruptions from certain oil-producing nations, drove a significant drop in oil demand and oil prices in 2020, resulting in unprecedented production curtailments, negatively impacting demand for compression and related services. Amidst the challenging and uncertain market conditions, our customers drastically reduced capital budgets and took actions to reduce operating expenses. During the second quarter of 2020, customers released compression that was in excess of previously anticipated needs and on wells deemed uneconomic to produce at the lower commodity price levels. Commodity prices stabilized in the third and fourth quarters of 2020 and gained strength throughout 2021. This improvement in commodity prices, as well as the beginning of a recovery in the general economy and the energy sector, have resulted in an increase in activity levels from our contract services and aftermarket services customers. Revenue from contract services has increased each quarter in 2021. In addition, we secured orders from key customers for new high-horsepower compressors that started generating revenues in the fourth quarter of 2021 and will continue to be deployed in the first half of 2022. Our customers continue to be focused on capital discipline; however, we continue to see improvement in the levels of quote activity and awards. As the market environment continues to evolve, competition for field employees has increased and inflationary pressures have driven certain costs higher. In addition, supply chain disruptions have impacted the availability of parts and supplies. We will continue to monitor these risks and take the necessary actions to mitigate them.

Customers

    We provide services to a broad base of natural gas and oil exploration and production, midstream, pipeline transmission, and storage companies operating throughout many of the onshore producing regions of the United States. We also have operations in Canada, Mexico, Argentina, Egypt and Chile. While most of our services in the U.S. are performed throughout Texas (with a concentration in the Permian Basin), the Haynesville shale, the San Juan Basin, the Rocky Mountain region, and the Mid-Continent region, we also have a presence in the Marcellus / Utica and other producing regions. We continue to evaluate opportunities to further expand our operations into other regions in the U.S. and elsewhere in the world.

 Following the expiration of the primary term, our service contracts generally continue month to month until terminated upon thirty days’ notice. Our low-horsepower compression fleet is generally deployed on short-term contracts while our medium- and high-horsepower fleet is generally deployed with an initial term of 12 months or greater. Although we enter into short-term contracts, the average duration a typical unit stays deployed with the same customer is greater than 30 months. Our significant customers for the year ended December 31, 2021 include various major integrated oil companies, public and private independent exploration and production companies and midstream companies, one of which individually accounted for more than 10% of our consolidated revenues for the year ended December 31, 2021. The loss of any of our major customers could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

Competition

    The natural gas compression services business is highly competitive. We experience competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and technologies, and adopt more aggressive pricing policies. Primary competition for our low-horsepower compression services business comes from smaller local and regional companies that utilize packages consisting of a screw or reciprocating compressor with a separate engine driver. These local and regional competitors tend to compete on the basis of price and availability, as opposed to our focus of adding value to the customer. Competition for our medium- and high-horsepower compression services business comes primarily from large companies that may have greater financial resources than we do. Such competitors include Archrock Compression Services, Kodiak Gas Services, USA Compression Partners and Natural Gas Compression Systems, Inc. Competitors for natural gas treating contract services include USA Compression Partners and Kinder Morgan.
    Many of our competitors compete on the basis of price. We believe our pricing has proven to be competitive because of the significant increase in value that results from use of our services, our customer service, trained field personnel, and the quality of the compressor packages we use to provide our services.

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

Human Capital Management

We collaborate as a team to execute for each other, our customers, and our shareholders. On December 31, 2021, we employed approximately 817 people worldwide. Our U.S. employees and our employees in Canada and Egypt are not subject to collective bargaining agreements. Our employees in Argentina and Mexico are subject to collective bargaining agreements. We believe that the various employers of these employees have good relations with these employees and we have not experienced work stoppages in the past.

Diversity and Inclusion

The diversity of our global workforce stimulates creativity and innovation as we use our collective talents to develop unique solutions to address the world's energy challenges. We seek to attract, retain, develop, and reward a high-performing and diverse workforce. To that end, we sponsor training activities to share best practices concerning diversity and inclusion education.

Career Development

Our executive team evaluates executive development and succession planning to prepare us for future success. The succession planning process covers all senior management positions and certain other key positions. This review of executive talent determines readiness to take on additional leadership roles and identifies developmental opportunities needed to prepare our executives for greater responsibilities. Our short and long-term business strategy is considered when evaluating candidates and their skills.

Compensation and Benefits

Our compensation programs are designed to incentivize performance, maximize returns, and build unitholder value. We work with consultants to benchmark our compensation and benefits programs to help us offer competitive compensation packages to attract and retain high-performing talent. We also offer competitive benefits to attract and retain exceptional talent.

Safety

Recognizing that safety, service quality, and environmental protection are conditions of employment, all employees and contractors are responsible for their safety, the safety of those around them, the quality of their work, and protection of the environment. As part of our safety-focused culture, it is customary that each meeting starts with an employee-led safety moment.

To ensure our work remains safe and of the highest quality, we have a comprehensive HSEQ Management System and program designed to improve the capacity of the organization by controlling worksite risks, developing proper work practices and procedures, and empowering employees with stop-work authority if they observe unsafe conditions, omissions, errors, or actions that could result in safety or environmental incidents, or product and service quality issues. If an incident takes place, we investigate all serious occurrences to root causes and implement corrective actions to ensure we expand our capacity to operate safely.

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

    The CAA and implementing regulations, and comparable state laws and regulations, regulate emissions of air pollutants from various industrial sources and impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines, including our compressor packages. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our compressor packages and require us to meet stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008. In addition, regulations under the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) provisions of the CAA require control of hazardous air pollutants from new and existing stationary reciprocal internal combustion engines. Our equipment is also subject to prescribed maintenance practices and catalyst installation may also be required. Furthermore, in June 2016, the Environmental Protection Agency (“EPA”) finalized rules that establish new air emission controls under the EPA’s New Source Performance Standards (“NSPS”) and NESHAP for natural gas and natural gas liquids production, processing and transportation activities. These rules establish specific requirements associated with volatile organic compounds and methane emissions from compressor packages and controllers at natural gas gathering and boosting stations. While the EPA under the Trump Administration finalized rules to rescind or modify certain of these requirements in September 2020, including removing sources in the transmission and storage segment from the source category and rescinding the methane-specific requirements applicable to sources in the production and processing segments of the oil and gas industry, various states and industry and environmental groups are separately challenging the EPA’s June 2016 standards and its September 2020 final rule. However, the U.S. Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking effectively reinstating the 2016 standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb new source and OOOOc first-time existing source standards of performance for GHG and volatile organic compound (“VOC”) emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain proposed rule text, which was not included in the November 2021 proposed rule, and anticipates issuing a final rule by the end of 2022. While we are not currently aware of any material impacts to our operations associated with the current regulatory requirements, additional or more stringent regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs.

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

Related Party Agreements

In connection with the Contribution Agreement, the Partnership entered into a Management Services Agreement, dated November 10, 2021, by and among the Partnership, our general partner, Spartan, Spartan Energy Partners GP LLC, the general partner of Spartan (“Spartan GP”), and Spartan Operating (the “Management Services Agreement”). Under the terms of the Management Services Agreement, our general partner, Spartan Operating and Spartan GP will provide certain services reasonably necessary for the operation of the businesses of the Partnership and its subsidiaries, Spartan, Spartan GP and Spartan Treating, including certain corporate and general and administrative services. Pursuant to the Management Services Agreement, our general partner and Spartan GP will allocate any costs and expenses incurred on a reasonable basis, and the parties will reimburse such other parties for costs and expenses allocated to them.

Prior to the acquisition of our general partner by Spartan on January 29, 2021, TETRA provided all services reasonably necessary to manage our operations and conduct our business other than in Mexico and Argentina, and certain of TETRA’s Latin American subsidiaries provided personnel and services necessary for the conduct of certain of our Latin American business pursuant to the Omnibus Agreement. The Omnibus Agreement terminated upon the closing of the GP Sale. In connection with the acquisition of our general partner by Spartan, the Partnership entered into a Transition Services Agreement with TETRA through which TETRA provided certain corporate and general and administrative services requested by our general partner including certain legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax services for up to one year. The Transition Services Agreement with TETRA expired on January 31, 2022.

    For a more comprehensive discussion of the Omnibus Agreement and other agreements we have entered into with related parties, please see “Item 13 - Certain Relationships and Related Transactions, and Director Independence.”
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

    Oil prices steadily rose during late 2020 and 2021 with a slight decrease in late 2021. West Texas Intermediate oil prices reached a high of $85.64 per barrel in October 2021 and a low of $47.47 per barrel in January 2021. The West Texas Intermediate price averaged $68.14 per barrel during 2021. Over this same period, U.S. natural gas prices have been volatile, with the Henry Hub price ranging from a high of $23.86 per million British thermal units ("MMBtu") in February 2021, due to a supply shortage as a result of colder-than-normal weather leading to higher demand and temporary interruptions in production, to a low of $2.43 per MMBtu in April 2021. The Henry Hub price averaged $3.89 per MMBtu during 2021. As of March 7, 2022, the price of West Texas Intermediate oil was $119.26 per barrel. As of March 8, 2022, the Henry Hub price for natural gas was $4.61 per MMBtu. The prolonged volatility of oil and natural gas prices and persisting supply and demand imbalances have impacted the levels of exploration, development, and production activity. If oil and natural gas prices decline significantly like we experienced in 2020, and the supply and demand imbalance persists, there would be a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Should current market conditions worsen for an extended period of time, we may be required to record additional asset impairments. Such potential impairment charges could have a material adverse impact on our operating results.

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

In 2020, the COVID-19 pandemic and the resulting economic impact had a significant negative impact on the oil and gas industry. The deterioration in demand for oil caused by the pandemic, coupled with oil oversupply had an adverse impact on the demand for our services. Although global demand for oil and natural gas began to rebound in 2021, a worsening of the pandemic, and the resulting actions that may be taken in the future by governments, various regulatory agencies, our customers and our suppliers may in the future have certain negative impacts on our financial condition, results of operations, and liquidity, including, without limitation, the following:
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

Any change of control also would constitute a default under our Credit Agreement. Therefore, upon the occurrence of a change of control, the lenders under our Credit Agreement would have the right to accelerate the payment obligations with respect to our Credit Agreement, and if so accelerated, we would be required to pay all of our outstanding obligations under our Credit Agreement. We may not be able to repay or repurchase our First Lien Notes and Second Lien Notes at that time because we may not have available funds to repay the debt or pay the repurchase price as applicable. Any requirement to repay or to offer to purchase any outstanding First Lien Notes and Second Lien Notes may result in us having to refinance our outstanding indebtedness, which we may not be able to do. In addition, even if we were able to refinance our outstanding indebtedness, such financing may be on terms unfavorable to us. A change of control under the indentures governing our First Lien Notes and Second Lien Notes could have a material adverse effect on our business, results of operations, and financial condition.

Our current capital structure, along with current debt and equity market conditions, may continue to limit our ability to obtain financing to pursue business growth opportunities.

Conditions in the markets for debt and equity securities in the energy sector have increased the difficulty of obtaining debt and equity financing to grow our business. We expect that the stock market volatility, which started in March 2020 and continued throughout 2021 and into 2022, may make it more difficult to obtain debt and equity financing in the near future. As of December 31, 2021, the market price for our common units was $1.19 per common unit, down from the 2020 high of $2.70 per common unit. The closing price of our common units was $1.46 as of March 10, 2022. The issuance of new common units or debt convertible into common units in the future, could be significantly dilutive to current common unitholders. In addition, as of December 31, 2021, we had approximately $632.6 million aggregate principal amount of debt outstanding, including the our credit agreements, First Lien Notes and Second Lien Notes. Obtaining equity or debt financing in the current market environment is particularly difficult for us, given our current levels of long-term debt.

    During the year ended December 31, 2021, our aggregate capital expenditures totaled $43.4 million, which were primarily growth capital expenditures to increase our compression services equipment fleet. The majority of these capital expenditures were funded from our operating cash. As of December 31, 2021, our total cash balance was $6.6 million. We expect capital expenditures in 2022 to range from $50.0 million to $60.0 million. These capital expenditures include approximately $18.0 million to $22.0 million of maintenance capital expenditures, approximately $24.0 million to $28.0 million of capital expenditures primarily associated with the expansion of our contract services fleet, and $8.0 million to $10.0 million of capital expenditures related to investments in technology, primarily software and systems. We will continue to monitor such estimates going forward. We expect that the combination of $6.6 million of cash on hand at the beginning of 2022 and operating cash flows expected to be generated during the year will be sufficient to fund these capital expenditures without having to incur additional long-term debt and without having to access the equity markets. However, our ability to grow our business through capital expenditures or acquisitions beyond these sources of financing may be significantly limited or curtailed. Without the ability to increase our compression equipment fleet or otherwise grow our operations, our ability to continue to retain customers whose compression services needs are expanding and to increase distributions to our common unitholders in the future may be limited.

Our long-term debt levels result in a significant amount of our operating cash flows being used to fund debt service requirements.

    The aggregate carrying value of our First Lien Notes and Second Lien Notes as of December 31, 2021 are $399.8 million and $173.0 million, respectively. In addition, we have an aggregate carrying value of $58.0 million and $0.3 million outstanding on our Spartan Credit Agreement and our Credit Agreement, respectively, as of December 31, 2021. The interest expense related to our long-term indebtedness reduces our cash available to fund capital expenditures or for distribution. Our ability to service our indebtedness in the future will depend upon, among other things, our future financial and operating performance, which will be impacted by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we may be forced to consider taking actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, delaying any desired increase of distributions, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to take any of these courses of action.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to increase cash distributions to our common unitholders.

    Beginning with the first quarter of 2019, our common unit distributions decreased from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution is reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements, and future cash distributions to our common unitholders. In order to make cash distributions at this current distribution rate of $0.01 per common unit per quarter, or $0.04 per common unit per year, we will require available cash of approximately $1.4 million per quarter, or $5.6 million per year, based on the number of common units outstanding as of March 10, 2022. We may not have sufficient available cash each quarter to enable us to increase cash distributions or make any distribution at all. To the extent we issue additional partnership units in connection with our growth, the payment of distributions on those additional partnership units may further increase the risk that we will be unable to increase our per-unit distribution. There are no limitations in our partnership agreement or our Loan and Security Agreement (the "Credit Agreement") on our ability to issue additional common units. The amount of cash we can distribute to our common unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things, the market conditions described in these Risk Factors.

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

Our five most significant customers collectively accounted for approximately 30% of our 2021 revenues. Our services and products are provided to these customers pursuant to short-term contract compression services agreements, many of which are cancellable with 30 days’ notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

The credit and risk profile of Spartan could adversely affect our business and our ability to make distributions to our common unitholders.

    The credit and business risk profile of Spartan could adversely affect our ability to incur indebtedness in the future or obtain a credit rating, as credit rating agencies may consider the leverage and credit profile of Spartan and its affiliates in assigning a rating because of Spartan’s control of us, their performance of certain administrative functions for us, and our contractual relationships with them. Furthermore, the trading price of our common units may be adversely affected by financial or operational difficulties or excessive debt levels at Spartan. If the pledge of Spartan ownership of our general partner becomes effective in the future, control over our general partner could be transferred to Spartan’s lenders in the event of a default by Spartan.

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

Beginning in 2020, decreased commodity prices had a negative impact on oil and gas drilling and capital expenditure activity, which affected the demand for a portion of our products and services. In 2021, the prices of and demand for oil and natural gas began to recover to prior levels. If prices or demand levels begin to decline, demand for our products and services may significantly decrease, which could impact the expected utilization rates of our compressor package fleet. Under U.S. GAAP, we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in impairments, resulting in decreased earnings.

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

    We have operations in Mexico, Canada, Argentina, Chile and Egypt as well as a number of other non-U.S. markets. A portion of our expected future growth could include expansion in these and other non-U.S. markets. Non-U.S. operations carry special risks. Our operations in the countries in which we currently operate and those countries in which we may operate in the future, could be adversely affected by:
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

Our operations in Argentina, Chile and Egypt expose us to the changing economic, legal, and political environment in those countries, including changing regulations governing the repatriation of cash generated from our operations in Argentina.

    The current economic, legal, and political environment in Argentina and the recent devaluations of the Argentinian peso have created increased instability for foreign investment in Argentina. The Argentinian government is currently attempting to address the current high rate of inflation and the continuing currency devaluation pressure. Fiscal and monetary expansion in Argentina has led to devaluations of the Argentinian peso. Additional devaluation may be necessary to help boost the current Argentina economy, and they may be accompanied by fiscal and monetary tightening, including additional restrictions on the transfer of U.S. dollars out of Argentina. On June 30, 2018, we determined the economy in Argentina to be highly inflationary. As a result of this determination and in accordance with U.S. generally accepted accounting principles ("GAAP"), on July 1, 2018, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. The remeasurement did not have a material impact on our consolidated financial position or results of operations.
    As a result of our operations in Argentina, consolidated revenues and operating cash flow generated in Argentina have experienced growth over the past five years. The process of repatriating this cash to the U.S. is subject to increasingly complex regulations. There can be no assurances that our growing Argentinian operations will not expose us to the loss of liquidity, foreign exchange losses, and other potential financial impacts.

The Chilean government is currently attempting to address the current high rate of inflation and the continuing currency devaluation pressure. The government has raised borrowing costs, higher commodity prices are keeping consumer prices under pressure and the central bank has begun to withdraw monetary stimulus by raising the benchmark interest rate.

Operations in Egypt can be a challenge due to the country’s complex regulatory and operating environment. In addition, tight government control of political discourse, increasing poverty and rising costs of living, could increase the risk of social unrest and political instability. The military’s role in the economy has continued to expand in recent years, which has dampened private sector business confidence.

The employees conducting our operations in Mexico and Argentina are party to collective labor agreements, and a prolonged work stoppage of our operations in Mexico or Argentina could adversely impact our revenues, cash flows and net income.

    The personnel conducting our operations in Mexico are currently subject to collective labor agreements. These collective labor agreements consist of “evergreen” contracts that have no expiration date and whose terms remain in full force and effect from year-to-year, unless the parties agree to negotiate new terms. The employees subject to these “evergreen” agreements may, however, request a renegotiation of their employee compensation terms on an annual basis or a renegotiation of the entire agreement on a biannual basis, although we are not required to honor any such request. The personnel conducting operations in Argentina are also subject to collective labor agreements. We have not experienced work stoppages in Mexico or Argentina in the past, but cannot guarantee that we will not experience work stoppages in the future. A prolonged work stoppage could adversely impact our revenues, cash flows, and net income. Mexico’s Federal Labor Law was reformed effective August 1, 2021 in relation to labor subcontracting which resulted in an increase in Statutory Profit Sharing (PTU).

A terrorist attack, armed conflict or political or civil unrest could harm our business.

Terrorist activities, anti‑terrorist efforts, war and other armed conflicts and political or civil unrest could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, refineries or transportation facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our services. War and other armed conflicts, including conflict related to Russia’s invasion of Ukraine, and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies. In addition, sanctions imposed on foreign countries by the U.S. or other foreign governments could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.

    Because we have operations in Mexico, Canada, Argentina, Chile and Egypt, and in certain other non-U.S. jurisdictions, a portion of our business is conducted in foreign currencies. As a result, we are exposed to currency exchange rate fluctuations that could have an adverse effect on our results of operations. If a foreign currency weakened significantly, we would be required to convert more of that foreign currency to U.S. dollars to satisfy our obligations, which would cause us to have less cash available for distribution. A significant strengthening of the U.S. dollar could result in an increase in our financing expenses and could materially affect our financial results under U.S. GAAP. Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. Most of our billings under the contracts with PEMEX and other clients in Mexico are in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos. In addition, future contract awards with PEMEX may require us to bill a larger portion of our revenues in Mexican pesos, which would expose us to additional foreign currency exchange rate risks.

    As a result of the above, we are exposed to fluctuations in the values of the Mexican peso, Argentinian peso, Chilean peso, and the Egyptian pound against the U.S. dollar. A material increase in the values of these foreign currencies relative to the U.S. dollar would adversely affect our cash flows and net income. On June 30, 2018, we determined the economy in Argentina to be highly inflationary. As a result of this determination and in accordance with U.S. GAAP, on July 1, 2018, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. In addition, for our operations in Canada, where the Canadian dollar is the functional currency under U.S. GAAP, all U.S. dollar-denominated monetary assets and liabilities, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, long-term debt and capital lease obligations, are revalued and reported based on the prevailing exchange rate at the end of the reporting period. This revaluation may cause us to report significant foreign currency exchange gains and losses in certain periods.

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

    The EPA has adopted regulations to restrict emissions of GHGs under existing provisions of the CAA. Such EPA rules regulate GHG emissions under the CAA and require a reduction in emissions of GHGs from motor vehicles and from certain large stationary sources. For example, the EPA published final rules in June 2016 that require the reduction of volatile organic compounds and methane emissions from certain hydraulically fractured natural gas wells and further require that most wells use so-called “green” completions at certain hydraulically fractured natural gas wells. These regulations also established new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Certain of our compressor packages are subject to these requirements and additional control equipment and maintenance operations are required. While the EPA under the Trump Administration finalized rules to rescind or modify certain of these requirements in September 2020, including rescission of the methane-specific requirements applicable to sources in the production and processing segments of the oil and gas industry, various states and industry and environmental groups are separately challenging the EPA’s 2016 standards and its September 2020 final rule. However, the U.S. Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking effectively reinstating the 2016 standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb new source and OOOOc first-time existing source standards of performance for GHG and volatile organic compound (“VOC”) emissions for the crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain proposed rule text, which was not included in the November 2021 proposed rule, and anticipates issuing a final rule by the end of 2022. While we do not believe that compliance with current regulatory requirements will have a material adverse effect on our business, additional or more stringent regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs. In addition, the EPA requires the annual reporting of GHG emissions from specified large GHG emission sources in the U.S., including petroleum refineries, as well as from certain oil and gas production facilities.

    In addition, in December 2015, over 190 countries, including the U.S., reached an agreement to reduce global GHG emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 170 nations, including the U.S., ratified or otherwise indicated their intent to be bound by the Paris Agreement. Although the U.S. withdrew from the Paris Agreement in November 2020, President Biden recommitted the United States in February 2021, and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered in Glasgow in November 2021 at the 26th Conference to the Parties (“COP26”) during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies, amongst other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector.

There are also increasing financial risks for fossil fuel producers as stockholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Although we cannot predict the effect of these actions, such limitation of investments in and financing for fossil fuel energy companies could adversely impact our customers and, therefore, our operations. Additionally, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.

    President Biden has also issued executive orders that commit to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risk across government agencies and economic sectors. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our facilities and operations could require us to incur costs. Further, Congress has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our products and services. Litigation risks are also increasing as a number of parties have sought to bring suit against certain oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time, but defrauded their investors or customers by failing to adequately disclose those impacts.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our operations. Such physical risks may result in damage to our customers’ facilities and otherwise adversely impact their operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for energy for heating purposes. If any such effects were to occur, they could have an adverse effect on our operations and cause us to incur costs in preparing for or responding to those effects.

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

    Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA asserted regulatory authority pursuant to the federal Safe Drinking Water Act, Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; published final rules under the CAA in 2012 and published additional final regulations in June 2016 governing methane and volatile organic compound performance standards, including standards for the capture of air emissions released by the oil and natural gas hydraulic fracturing industry; published in June 2016 an effluent limitations guidelines final rule prohibiting the discharge of waste water from shale natural-gas extraction operations to a treatment plant; and in 2014 published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the U.S. Bureau of Land Management ("BLM") published a final rule in 2016 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. BLM under the Trump Administration issued a final rule in late 2018 rescinding the 2016 action; however, a California federal court vacated the 2018 final rule in July 2020, and a Wyoming federal court subsequently vacated the 2016 final rule in October 2020. Accordingly, the 2016 final rule is no longer in effect, but the Wyoming decision is expected to be appealed. Moreover, the Biden Administration is expected to pursue regulatory initiatives that regulate hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges. On January 20, 2021, the Acting Secretary of the U.S. Department of the Interior issued an order, effective immediately, that suspends new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days. In addition, President Biden issued an executive order on January 27, 2021, that suspends new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration resulting in the issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. Relatedly, the Department of the Interior released its report on federal gas leasing and permitting practices in November 2021, referencing a number of recommendations and an overarching intent to modernize the federal oil and gas leasing program, including by adjusting royalty and bonding rates, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. Implementation of many of the recommendations in the report will require Congressional action and provisions of the reforms have been subject to litigation. On February 19, 2022, the Department of the Interior announced that decisions on permits to drill for oil and gas on federal lands will be delayed in response to a court ruling preventing agencies from using the social cost of carbon in their decision making. We cannot predict the extent to which the recommendations may be implemented now or in the future, but restrictions on federal oil and gas activities have the potential to result in increased costs on our customers, decreased demand for our services on federal lands, and an adverse impact on our business. However, these orders do not apply to operations under existing leases and permits.

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

Increased attention to Environmental, Social, and Governance (“ESG”) matters and conservation measures may adversely impact our business.

Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for fossil fuels and, consequently, demand for our services, reduced profits, increased risk of investigation and litigation, and negative impacts on the value of our services and access to capital. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against our customers or us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation or contribution to the asserted damage, or to other mitigating factors. While we may in the future participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and services, we cannot guarantee that such participation or certification will have the intended results on our ESG profile.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures will be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith.] Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Additionally, while we may also announce various voluntary ESG targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent that we do meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. Also, despite these aspirational goals, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact our customers, which may adversely impact our business, financial condition, or results of operations.

Our operations and reputation may be impaired if certain information technology systems fail to perform adequately or if we are the subject of a data breach or cyberattack.

    Our information technology systems (including the information technology systems of TETRA, provided through January 31, 2022 under the Transition Services Agreement), are critically important to operating our business efficiently. We rely on these information technology systems to manage business data, communications, supply chain, customer invoicing, employee information, and other business processes. We outsource certain business process functions to third-party providers and we rely on these third-parties to maintain and store confidential information on their systems. The failure of these information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.
    Although we allocate significant resources to protect these information technology systems, we have experienced within the past year varying degrees of cyber-incidents in the normal conduct of our business, including viruses, worms, other destructive software, process breakdowns, phishing and other malicious activities. On January 6, 2020, the Department of Homeland Security issued a public warning that indicated companies in the energy industry might be specific targets of cybersecurity threats. Such breaches have in the past and could again in the future result in unauthorized access to information including customer, supplier, employee, or other company confidential data. We are investing in security technology and designing business processes to attempt to mitigate the risk of such breaches. While we believe these measures are generally effective, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced and expect to continue to experience, cybersecurity threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

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

During 2021, the market price for our common units ranged from a high of $2.21 per common unit to a low of $1.00 per common unit. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to operating performance and are attributable, in part, to outside factors such as the COVID-19 pandemic and its impact on the world economy. The volatility of our common units may make it difficult for investors to resell our common units at attractive prices.

If we cannot meet the continued listing requirements of the NASDAQ Exchange (the “NASDAQ”), the NASDAQ may delist our common units.

The Partnership has been notified by the NASDAQ in the past from time to time that the closing price of the Partnership’s common units over the prior 30 consecutive trading day period was below $1.00 per unit, which is the minimum closing price per unit required to maintain listing on the NASDAQ under Rule 5450 (“Rule 5450”). While the Partnership is currently in compliance with Rule 5450, there can be no assurance that the Partnership will maintain compliance with such rule or the NASDAQ’s other listing rules in the future. On March 10, 2022, the trading price of our common units closed at $1.46 per unit.

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

    Our partnership agreement requires us to distribute all of the available cash we generate each quarter. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our common unitholders. As a result, our general partner relies primarily upon external financing sources, including existing debt arrangements and the issuance of additional debt and equity securities, as well as cash flows from operations to a certain extent, to fund our expansion capital expenditures. To the extent that we are unable to finance growth externally, this requirement significantly impairs our ability to grow. In addition, also as a result of this requirement, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent that we issue additional units in connection with any expansion of capital expenditures, the payment of distributions on those additional units may decrease the amount we distribute on each outstanding unit. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering.

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
•our general partner determines the amount and timing of any capital expenditures which can affect the amount of cash that is distributed to our common unitholders;
•our general partner may cause us to borrow funds in order to permit the payment of cash distributions;
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
•our general partner decides whether to retain separate counsel, accountants, or others to perform services for us; and
•our general partner determines the amount and timing of distributions to our unitholders.

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

    Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors. The board of directors of our general partner will be chosen indirectly by Spartan through its subsidiary that is the sole shareholder of our general partner. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66.7% of all outstanding common units is required to remove our general partner. As of March 10, 2022, our general partner and its affiliates own 45.0% of our aggregate outstanding common units. Due to these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

We can issue an unlimited number of partnership units in the future, including units that are senior in right of distributions, liquidation and voting to the common units, without the approval of our common unitholders and without the approval of the conflicts committee of our general partner, which would dilute our common unitholders’ existing ownership interests.

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

    If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of March 10, 2022, our general partner and its affiliates own an aggregate of 45.0% of our common units.

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

    While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of Spartan). As of March 10, 2022, our general partner and its affiliates own an aggregate of 45.0% of our common units.

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

    The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations and current Treasury Regulations, we believe that we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

    The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances, and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment.

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

Approximately 13.9% of our consolidated revenues for the year ended December 31, 2021, were generated in non-U.S. jurisdictions, primarily Mexico, Canada, Argentina, Chile and Egypt. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional taxes being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated taxes being imposed in jurisdictions in which we are organized or from which we receive income and further reduce the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

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

Our unitholders are required to pay taxes on their share of our income, even if they do not receive any cash distributions from us.

    Our unitholders are required to pay any U.S. federal income taxes, and, in some cases, state and local income taxes on their share of our taxable income, even if they do not receive cash distributions from us. Unitholders with a greater than 10% interest in us may also be required to include their pro rata share of any global intangible low-taxed income attributable to our foreign corporate subsidiaries in the year in which such income is earned, even if the unitholder receives no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

    Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations and other guidance from the IRS provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023. Thereafter, the obligation to withhold on a transfer of interests in a publicly traded partnership that is effected through a broker is imposed on the transferor’s broker. Current and prospective Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

    Unitholders may be subject to tax in one or more non-U.S. jurisdictions, including Canada, Mexico, Argentina, Egypt and Chile as a result of owning our common units if, under the laws of any such jurisdiction, we are considered to be carrying on business there. If unitholders are subject to tax in any such jurisdiction, they may be required to file a tax return with, and pay taxes to, that jurisdiction based on their allocable share of our income. We may be required to reduce distributions to unitholders on account of any withholding obligations imposed upon us by that jurisdiction in respect of such allocation to the unitholders. In addition, the U.S. may not allow a tax credit for any foreign income taxes that unitholders directly or indirectly incur.
Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties.

As of December 31, 2021, we owned two facilities in Oklahoma City, Oklahoma, and additional service facilities in North Dakota, Texas, and Utah. We lease 18 additional service facilities in Alabama, Arkansas, California, Colorado, New Mexico, Oklahoma, Texas and West Virginia. We also lease service facilities and administrative offices in Argentina, Canada, Egypt and Mexico. We lease a number of storage facilities located across the geographic markets we serve. During 2021 we utilized a portion of TETRA’s headquarters in The Woodlands, Texas as our headquarters office. As of January 2022, we are leasing our own office space in The Woodlands, Texas for our headquarters. Our primary assets include our fleet of compression and other equipment. See “Item 1 Business - Products and Services - Contract Services,” for a discussion and description of our compression fleet. All obligations under our First Lien Notes and our Second Lien Notes are secured by security interests in substantially all of our assets, but excluding other real property assets. As of January 2022, we sold our facilities in Oklahoma City, and we currently own no real property in Oklahoma.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Market Information

    Our common units are traded on NASDAQ under the symbol “CCLP.” As of March 10, 2022, there were 84 holders of record of the common units. The actual number of common unitholders is greater than this number of record holders and includes common unitholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Distribution Policy

Our partnership agreement requires us to distribute, no later than 45 days after the end of each quarter, all of our available cash, as defined below, at the end of each quarter. There is no guarantee that we will pay any specific distribution in any quarter.

Definition of Available Cash. We define Available Cash in the partnership agreement, and it means, for any quarter, all cash on hand at the end of that quarter:

•less the amount of cash reserves established by our general partner to:
◦provide for the proper conduct of our business after the end of the quarter;
◦comply with applicable law, any of our future debt instruments or other agreements; or
◦provide funds for future distributions;
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

Common Units. We pay quarterly distributions to the holders of common units to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses. Beginning with the distribution for the fourth quarter of 2018, we have paid a distribution of $0.01 per common unit, or $0.04 on an annualized basis. There is no guarantee that we will continue to pay the reduced current quarterly distribution on the common units or be able to increase it in the future. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2021 totaled $0.04 per common unit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Cash Flows - Financing Activities” for a discussion of restrictions on our ability to make distributions.

General Partner Interest. Initially, our general partner was entitled to approximately 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its initial 2.0% general partner interest. Our general partner’s initial 2.0% interest in our distributions has been decreased to approximately 0.5% and may be reduced further if we issue additional limited partner units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
October 1 – October 31, 2021	—	$—	N/A	N/A
November 1 – November 30, 2021	—	—	N/A	N/A
December 1 – December 31, 2021	—	—	N/A	N/A
Total	—		N/A	N/A

Securities Authorized for Issuance under Equity Compensation Plans.

    See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for information regarding our equity compensation plans as of December 31, 2021.
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

Previously, our operations included our new unit sales business that consisted of the fabrication and sale of new standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas. In the fourth quarter of 2020, we fully exited the new unit sales business. These operations were previously included in equipment sales revenues and are now reflected as discontinued operations for all periods presented.

On January 29, 2021, Spartan acquired from TETRA the Partnership’s general partner, IDRs and 10.95 million common units in the Partnership in the GP Sale. In connection with the GP Sale, on January 29, 2021, TETRA entered into the Transition Services Agreement with the Partnership, pursuant to which TETRA provided certain accounting, information technology and back office support services to the Partnership for a period of up to one year following closing. The Transition Services Agreement with TETRA expired on January 31, 2022.

On November 10, 2021, the Partnership entered into the Contribution Agreement with CSI Compressco GP, Spartan and Compressco Sub. Pursuant to the terms of the Contribution Agreement, Spartan contributed Spartan Treating to the Partnership. As the Partnership and Spartan Treating were under common control at the time of the Spartan Acquisition, the results of operations have been combined for the Partnership and Spartan Treating from the date common control began, January 29, 2021. See Note 4 - “Common Control Acquisition” in the Notes to Consolidated Financial Statements in this Annual Report for further information.
Business Overview

    We provide services including natural gas compression and treating services. Natural gas compression equipment is used for natural gas and oil production, gathering, artificial lift, production enhancement, transmission, processing, and storage. We also provide a variety of natural gas treating services. Our compression business includes a fleet of approximately 4,800 compressor packages providing approximately 1.2 million in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Our treating fleet includes amine units, gas coolers, and related equipment. Our aftermarket business provides compressor package overhaul, repair, engineering and design, reconfiguration and maintenance services, as well as the sale of compressor package parts and components manufactured by third-party suppliers. Our customers operate throughout many of the onshore producing regions of the United States, as well as in a number of international locations, including Mexico, Canada, Argentina, Egypt and Chile.

    Demand for our services is directly driven by the production of crude oil and associated natural gas from unconventional shale plays, production of natural gas from conventional plays and the transmission of natural gas to and within sales pipelines. Our fleet of compressors, ranging from 20 to 2,500 horsepower per unit, allows us to service our customers compression needs at the wellhead through high-horsepower compression needs at centralized gathering and gas lift facilities.

During 2020, macroeconomic uncertainty in the oil and natural gas industry drove steep declines in spending by oil and gas operators which led to a decline in our compression fleet utilization and impacted revenues and pricing. Oil prices began to stabilize during the third and fourth quarters of 2020 and gained strength throughout 2021, reaching an average of $77 per barrel in the fourth quarter of 2021. This improvement in commodity prices, as well as the beginning of a recovery in the general economy and the energy sector, has resulted in an increase in activity levels from our contract services and aftermarket services customers. Revenue from contract services increased each quarter in 2021. In addition, we secured orders from key customers for high-horsepower and electric compressors that started generating revenues in the fourth quarter of 2021 and will continue to be deployed in the first half of 2022. Our customers continue to be focused on capital discipline; however, we continue to see improvement in the levels of quote activity and awards. As the market environment continues to evolve, competition for field employees has increased and inflationary pressures have driven certain costs higher. In addition, supply chain disruptions have impacted the availability of parts and supplies. In addition, war and other armed conflicts, including conflict related to Russia’s invasion of Ukraine, and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies. We will continue to monitor these risks and take the necessary actions to mitigate them.

We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet.

In 2020, we took an aggressive approach towards cost management to improve our financial performance and liquidity. We implemented temporary and permanent cost reductions, including reductions in capital expenditures, workforce, and salaries. We also implemented furloughs, a reduction in the cash retainers for the directors of our general partner, the suspension of 401(k) matching contributions for our employees, targeted reduction in selling, general and administrative expenses, rationalization of our real estate facilities, and negotiated reductions in expenditures with many of our suppliers. In 2021, with the improvement in market conditions, we have reversed most of the cost-reduction actions taken in 2020 and have increased capital allocated to growth. With the rapidly changing market environment, we will continue to proactively manage our capital allocation strategies and monitor our expenses and financial performance.

While we are not able to predict how long the COVID-19 pandemic will continue to impact overall market conditions, the demand for oil and gas and the effect it will ultimately have on our business, we continued to see activity levels increase in the fourth quarter of 2021. We are encouraged by the strong oil and gas commodity prices and projections for demand recovery; however, the risk of additional strains of COVID-19, risk that developed vaccines may not be successful in preventing COVID-19 or its spread or the potential outbreak of a new or mutated virus, and the possibility of future lockdowns makes any forecast for improvement uncertain. In addition, continued capital discipline throughout the energy sector may limit production growth even when the economy recovers from the pandemic. Despite challenging and changing market conditions, we will continue to maintain our commitment to safety and service quality for our customers.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document. On November 10, 2021, Spartan contributed Spartan Treating to the Partnership. As the Partnership and Spartan Treating were under common control at the time of the Spartan Acquisition, the results of operations have been combined for the Partnership and Spartan Treating from the date common control began which was January 29, 2021. See Note 4 - “Common Control Acquisition” in the Notes to Consolidated Financial Statements in this Annual Report for further information. Previously, our equipment sales business included our new unit sales business that consisted of the fabrication and sale of new standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas. We sold the Midland facility in July 2020. In the fourth quarter of 2020, we fully exited the new unit sales business and we have reflected these operations as discontinued operations for all periods presented. See Note 10 - “Discontinued Operations” in the Notes to Consolidated Financial Statements in this Annual Report for further information. Used equipment sales revenue continues to be included in equipment sales revenue.

2021 Compared to 2020

	Year Ended December 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(In Thousands)
Revenues:
Contract services	$234,998	$228,088	$6,910	77.3%	75.6%	3.0%
Aftermarket services	53,534	60,290	(6,756)	17.6%	20.0%	(11.2)%
Equipment rentals	12,903	—	12,903	4.2%	—%	100.0%
Equipment sales	2,736	13,209	(10,473)	0.9%	4.4%	(79.3)%
Total revenues	304,171	301,587	2,584	100.0%	100.0%	0.9%
Cost of revenues:
Cost of contract services	118,702	108,843	9,859	39.0%	36.1%	9.1%
Cost of aftermarket services	45,578	52,444	(6,866)	15.0%	17.4%	(13.1)%
Cost of equipment rentals	1,065	—	1,065	0.4%	—%	100.0%
Cost of equipment sales	3,342	12,946	(9,604)	1.1%	4.3%	(74.2)%
Total cost of revenues	168,687	174,233	(5,546)	55.5%	57.8%	(3.2)%
Depreciation and amortization	78,234	80,007	(1,773)	25.7%	26.5%	(2.2)%
Impairments and other charges	—	15,367	(15,367)	—%	5.1%	(100.0)%
Insurance recoveries	—	(517)	517	—%	(0.2)%	(100.0)%
Selling, general, and administrative expense	43,299	34,295	9,004	14.2%	11.4%	26.3%
Interest expense, net	54,791	54,468	323	18.0%	18.1%	0.6%
Other (income) expense, net	3,868	3,544	324	1.3%	1.2%	9.1%
Loss before taxes and discontinued operations	(44,708)	(59,810)	15,102	(14.7)%	(19.8)%	(25.2)%
Provision for income taxes	4,952	3,144	1,808	1.6%	1.0%	57.5%
Loss from continuing operations	(49,660)	(62,954)	$13,294	(16.3)%	(20.9)%	(21.1)%
Loss from discontinued operations, net of taxes	(612)	(10,886)	$10,274	(0.2)%	(3.6)%	(94.4)%
Net loss	$(50,272)	$(73,840)	$23,568	(16.5)%	(24.5)%	(31.9)%

Revenues

    Contract services revenues increased by $6.9 million, or 3.0%, during 2021 compared to the prior year primarily due to the Spartan Acquisition which generated $11.1 million of contract services revenue in 2021 from the date of common control. This increase in revenues was partially offset by a decrease in revenues resulting from the impact of the COVID-19 pandemic on revenue in 2020 and 2021. The overall compression fleet horsepower utilization rate as of December 31, 2021 increased to 80.8% compared to 76.4% as of December 31, 2020. In addition, in 2021 we discontinued some of the pricing concessions given in 2020.

    Aftermarket services revenues decreased $6.8 million, or 11.2%, during 2021 compared to the prior year partially due to decreased demand for parts and services as customers delayed re-starting maintenance programs on their owned equipment. Additionally, due to the increase in demand for our compression services, our facilities and workforce were consumed with make-ready and redeployment work limiting the availability for aftermarket services jobs. The contribution of Spartan Treating generated $0.7 million in aftermarket services revenue in 2021 from the date of common control.

Equipment rentals revenues increased $12.9 million, or 100.0%, during 2021 due to the Spartan Acquisition.

    Equipment sales revenues decreased $10.5 million, or 79.3%, during 2021 compared to the prior year due to a decrease in used unit sales. In 2020, the Partnership increased efforts to sell non-core used compressors to strengthen liquidity during the market downturn.

Cost of revenues

Cost of contract services increased compared to the prior year consistent with increased revenues and includes the addition of Spartan Treating which had $6.3 million of cost in 2021 from the date of common control. Cost of contract services as a percentage of contract services revenues increased from 47.7% in 2020 to 50.5% in 2021. This increase was partially due to higher make-ready expenses and start-up costs in 2021 which contributed to higher revenues in the fourth quarter of 2021 and will continue to do so in 2022. In addition, inflationary pressures have resulted in increased costs in certain operating cost categories in 2021 including field labor costs and fuel costs.

    Cost of aftermarket services decreased in 2021 compared to 2020 consistent with the decrease in revenues. The addition of Spartan Treating added $0.4 million of costs in 2021 from the date of common control. The cost of aftermarket services was also impacted by inflation in 2021.

Cost of equipment rentals increased $1.1 million, or 100%, during 2021 due to the Spartan Acquisition.

    Cost of equipment sales decreased in 2021 compared to 2020 consistent with the decrease in associated revenues.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. The contribution of Spartan Treating resulted in $4.3 million of depreciation and amortization in 2021. Depreciation and amortization expense decreased compared to the prior year primarily due to impairments recorded in 2020, reducing the cost basis of our compression fleet.

Impairments and other charges

    During the year ended December 31, 2020, we recorded impairments and other charges of $15.4 million primarily on non-core used compressor equipment—the low-horsepower class of our compression fleet and field inventory for compression and related services. There were no impairments recorded in the current year.

Insurance recoveries

    Insurance recoveries relate to insurance claim proceeds received in 2020 associated with fleet compressor packages that were damaged during the prior year.

Selling, general, and administrative expense

    Selling, general, and administrative expenses increased during 2021 compared to 2020 largely due to increased employment expenses, including wages, incentives, benefits, and other employee-related expenses of $6.2 million, the addition of Spartan Treating, which added $3.7 million in expenses in 2021 from the date of common control, increased professional services fees of $0.2 million and increased general expenses such as office, tax, and insurance expenses of $0.3 million. These increases were offset by decreased bad debt expenses of $1.2 million.

Interest expense, net

Interest expense, net increased to $54.8 million during 2021 compared to $54.5 million in 2020 due to higher interest rates associated with our Second Lien Notes following the June 2020 debt exchange.

Other (income) expense, net

Other (income) expense, net, was $3.9 million of expense during 2021 compared to $3.5 million of expense in 2020. This increase in expense is primarily due to $5.2 million of increased losses on disposal of assets and increased foreign currency losses of $1.2 million, partially offset by $4.8 million of decreased fees associated primarily with the unsecured debt exchange transaction in 2020.

Provision for income taxes

    As a partnership, we are generally not subject to income taxes at the entity level, and our partners are separately taxed on their share of our taxable income. However, a portion of our business is conducted through taxable U.S. corporate subsidiaries. Accordingly, a U.S. federal and state income tax provision has been reflected in the accompanying statements of operations. Certain of our operations are located outside of the United States and the Partnership, through its foreign subsidiaries, is responsible for income taxes in these countries.

    Our effective tax rate for the year ended December 31, 2021, was negative 11.1% primarily due to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Income (loss) from discontinued operations, net of tax

Income (loss) from discontinued operations, net of tax decreased from a $10.9 million loss for the year ended December 31, 2020 to a $0.6 million loss for the year ended December 31, 2021. The Partnership exited the new unit sales business during 2020, with final deliveries made in October. The prior year loss includes $36.8 million of new unit sales revenues and $0.8 million of other income, offset by $38.5 million of cost of sales, $5.5 million of impairments, and $3.9 million of selling, general, and administrative expenses.

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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year ended December 31, 2021 is provided within the Results of Operations sections above.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and before certain charges, including impairments, bad debt expense attributable to bankruptcy of customers, equity compensation, non-cash costs of compressors sold, gain on extinguishment of debt, write-off of unamortized financing costs, severance and other non-recurring or unusual expenses or charges. Adjusted EBITDA is used as a supplemental financial measure by our management to:

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2021	2020
	(In Thousands)
Net income (loss)	$(50,272)	$(73,840)
Provision for income taxes	4,952	3,211
Depreciation and amortization	78,234	80,533
Impairments and other charges	—	20,841
Interest expense, net	54,791	54,468
Equity compensation	1,954	1,389
Transaction costs	2,146	—
ERP Write Off	4,635	—
Reorganization costs	754	—
Debt exchange expenses	—	4,892
Severance	114	2,034
Non-cash cost of compressors sold	3,368	12,812
Prior year sales tax accrual adjustment	367	—
Manufacturing engine order cancellation charge	300	—
Provision for income taxes, depreciation, amortization and impairments attributed to discontinued operations	256	—
Other	(137)	2,438
Adjusted EBITDA	$101,462	$108,778

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

	Year Ended December 31,
	2021	2020
	(In Thousands)
Net cash provided by operating activities	$27,156	$20,762
Capital expenditures, net of sales proceeds	(42,098)	(12,334)
Midland facility sale proceeds	—	17,000
Free cash flow	$(14,942)	$25,428

Net cash provided by operating activities for the year ended December 31, 2021 includes $40.0 million of revenues in excess of cash expenses partially offset by $12.9 million in working capital changes.

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

The following table sets forth the total horsepower in our compression fleet, our total horsepower in service and our horsepower utilization rate by each horsepower class of our compression fleet as of the dates shown.

	December 31,
	2021	2020
Horsepower
Total horsepower in fleet	1,196,842	1,175,075
Total horsepower in service	967,085	897,446
Total horsepower utilization rate	80.8%	76.4%

The following table sets forth our horsepower utilization rates by each horsepower class of our compression fleet as of the dates shown.

	December 31,
	2021	2020
Horsepower utilization rate by class
Low-horsepower (0-100)	57.3%	59.4%
Medium-horsepower (101-1,000)	80.4%	74.5%
High-horsepower (1,001 and over)	86.1%	81.5%
Total Horsepower utilization rate	80.8%	76.4%

The total horsepower utilization rate and the utilization rate for the medium and high-horsepower class each increased in 2021 compared to 2020 due to an increase in customer activity levels. The market environment improved in 2021 resulting in an increase in total utilization of 4% compared to the utilization rate as of December 31, 2020, with meaningful gains in utilization in the medium and high-horsepower categories.

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
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, asset sales, and long-term and short-term borrowings, which we believe will be sufficient to meet our working capital and growth capital requirements during 2022. We have secured orders from key customers for high-horsepower and electric compressors which will drive our investment in growth capital and consume liquidity in 2022.

Oil and natural gas commodity prices recovered in the second half of 2020 and throughout 2021 from their lows in the first half of 2020. During the beginning of 2022, commodity prices have continued to increase with the West Texas Intermediate price of oil rising to $119.26 per barrel as of March 7, 2022 and the Henry Hub price for natural gas rising to $4.61 per MMBtu as of March 8, 2022. Although uncertainty remains, the outlook for the energy sector has improved significantly. If oil and natural gas prices decrease from current levels, our businesses could be negatively impacted. Despite these uncertainties, we remain committed to a long-term growth strategy. Our near-term focus is to balance our investment in growth against our investment in maintaining our revenue-generating assets, while continuing to preserve and enhance liquidity through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting assets where our evaluation suggests such transactions are in the best interests of our business. We are subject to business and operational risks that could materially and adversely affect our cash flows and, when coupled with risks associated with current debt and equity market conditions, our ability or desire to issue securities. Please read “Item 1A. Risk Factors.”

In November of 2021, in connection with the Spartan Acquisition, we closed a private placement of common units to certain investors for gross proceeds of $52.7 million (the “Private Placement”) and issued $10 million in aggregate principal amount of our 10.000%/10.750% Senior Secured Second Lien Notes due 2026 (the “New Second Lient Notes”) pursuant to a securities purchase agreement (the “Second Lien Notes Sale”). The proceeds of the Private Placement and Second Lien Notes Sale were used for general Partnership purposes, including the redemption of all $80.7 million of our senior unsecured notes in December 2021. These and other transactions completed in the fourth quarter of 2021 improved our overall financial condition and liquidity position.

    Following the redeployment of our idle assets, meeting increased demand for our contract services will require ongoing capital expenditure investment, which could be significant. We expect to fund any future capital expenditures, along with potential acquisitions, if any, with existing cash balances and cash flow generated from our operations. We may also seek to expand our compression fleet through finance leases with third parties.

The level of future growth capital expenditures depends on demand for our contract services, the level of cash available to fund these expenditures and our decisions whether to utilize available cash to fund increases in our quarterly common unit distribution, retire debt, or make capital expenditures. We expect capital expenditures in 2022 will range from $50.0 million to $60.0 million. These capital expenditures include approximately $18.0 million to $22.0 million of maintenance capital expenditures, approximately $24.0 million to $28.0 million of capital expenditures primarily associated with the expansion of our contract services fleet and $8.0 million to $10.0 million of capital expenditures related to investments in technology and other initiatives, which include the development and implementation of our new ERP system. The foregoing estimates were based on assumptions regarding current market conditions and the ongoing impact of the COVID-19 pandemic. We expect cash on hand and cash generated from operations will be sufficient to meet cash needs throughout 2022 without the need to incur additional debt or issue additional equity.

    On January 20, 2022, our general partner declared a cash distribution attributable to the quarter ended December 31, 2021 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution was paid on February 14, 2022 to each of the holders of common units of record as of the close of business on January 31, 2022.
Cash Flows

A summary of our sources and uses of cash during the year ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
Operating activities	$27,156	$20,762
Investing activities	(40,509)	5,183
Financing activities	3,377	(11,685)

Operating Activities

Net cash provided by operating activities increased by $6.4 million during the year ended December 31, 2021 to $27.2 million compared to $20.8 million provided by operating activities in 2020. Our cash provided from operating activities was primarily generated from the provision of contract compression and treating services and, for the prior year, the sale of new compressor packages. The increase in cash provided by operating activities was primarily due to the contribution of Spartan Treating.

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
Investing Activities

Capital expenditures during the year ended December 31, 2021 increased by $28.7 million compared to 2020 due to increased activity levels and increasing demand for our compression services from our customers. In 2020, capital expenditures were largely offset by proceeds of $17.0 million from the sale of our Midland manufacturing facility. Total capital expenditures during 2021 were $47.0 million, offset by $3.4 million from compression units sold. Total capital expenditures for 2021 include $12.8 million of maintenance capital expenditures.

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

Financing Activities

Distributions

Beginning with the distribution to common unitholders during February 2019, we reduced our common unit distributions from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). Accordingly, during the year ended December 31, 2021, we distributed $1.9 million of cash distributions to our common unitholders and general partner.

Credit Agreement

    As of December 31, 2021, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $15.2 million. On January 29, 2021, the Partnership amended the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for maximum revolving credit commitments of $35.0 million and includes a $5.0 million reserve, which results in reduced borrowing availability. The Credit Agreement was amended on January 29, 2021 to temporarily increase the size of the reserve to $10.0 million and also required that Spartan backstop all of our outstanding letters of credit. These temporary restrictions expired on April 30, 2021. The Credit Agreement includes a $25.0 million sublimit for letters of credit.

The maturity date of the Credit Agreement is June 29, 2023. As of December 31, 2021, we had an outstanding balance of $0.8 million and had $2.1 million in letters of credit against our Credit Agreement. As of March 10, 2022, we had no balance outstanding under our Credit Agreement and $2.1 million in letters of credit, leaving availability under the Credit Agreement of $14.9 million. The amounts the Partnership may borrow under the Credit Agreement are based on the amounts of the Partnership’s accounts receivable and the value of certain inventory. Decreases in the amount of the Partnership’s accounts receivable and the value of its inventory would result in reduced borrowing availability under the Credit Agreement.

Spartan Credit Agreement

On November 10, 2021, certain unrestricted subsidiaries of the Partnership, Spartan Energy Services LLC, as borrower, and Treating Holdco, as new guarantor, entered into the First Amendment to Loan, Security and Guaranty Agreement (the “Spartan Amendment”) amending the Loan, Security and Guaranty Agreement dated January 29, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Spartan Credit Agreement”) with Bank of America, N.A., in its capacity as agent, and the other lenders and loan parties party thereto. As of December 31, 2021, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Spartan Credit Agreement, we had availability of $10.9 million.

The maturity date of the Spartan Credit Agreement is January 29, 2024. As of December 31, 2021, we had a $59.0 million outstanding balance. As of March 10, 2022, we have $60.0 million balance outstanding under our Credit Agreement and no letters of credit, leaving availability under the Spartan Credit Agreement of $4.0 million. The amounts that may be borrowed under the agreement are based on the amounts of accounts receivable, the value of certain inventory, and fixed asset net book value. Decreases in the amount of accounts receivable and the value of its inventory and fixed assets would result in reduced borrowing availability under the Spartan Credit Agreement.

Notes

We may from time to time seek to retire or purchase certain amounts of our outstanding senior notes through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

7.25% Senior Notes due 2022

On November 10, 2021, the Partnership delivered a notice of redemption with respect to the 7.25% Senior Notes due 2022 (the “2022 Notes”) calling for redemption on December 13, 2021 of all of the outstanding 2022 Notes at a redemption price equal to 100.0% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2022 Notes (the “Redemption”). The Redemption was financed with the net proceeds from the Private Placement and the issuance of the New Second Lien Notes, among other sources of cash.

7.50% First Lien Notes due 2025

As of December 31, 2021, our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) had $399.8 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of December 31, 2021, our 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes”) had $173.0 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

In addition, the indentures governing our First Lien Notes and Second Lien Notes contain customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase, or redeem our common units, make certain investments and other restricted payments, or purchase or redeem any subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the collateral securing our First Lien Notes and Second Lien Notes; (v) consolidate, merge, or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. The indentures also contain customary events of default and acceleration provisions relating to events of default, which provide that upon an event of default under the indentures, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding First Lien Notes and Second Lien Notes may declare all of the First Lien Notes and Second Lien Notes to be due and payable immediately. We are in compliance with all covenants of the First Lien Notes and Second Lien Notes indentures as of December 31, 2021.

Leases

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. See Note 6 - “Leases” in the Notes to Consolidated Financial Statements in this Annual Report for further information.

Other Financing

In December 2020, TETRA sold 15 high horsepower compressors to Spartan Energy Services LLC, a subsidiary of Spartan, which were subject to an existing lease with the Partnership. In connection with the GP sale, TETRA also assigned the leases for that compression services equipment with the Partnership to Spartan. As of December 31, 2020, all compression units pursuant to this arrangement were completed. See Note 8 - “Related Party Transactions” in the Notes to Consolidated Financial Statements in this Annual Report for further information.

Off Balance Sheet Arrangements

As of December 31, 2021, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Supplemental Guarantor Financial Information

The $400.0 million and $172.7 million in aggregate principal amounts outstanding of the First Lien Notes and the Second Lien Notes, respectively, as of December 31, 2021 are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior secured basis, by the following U.S. restricted subsidiaries which are each a 100% owned subsidiary (each a “Guarantor Subsidiary” and collectively the “Guarantor Subsidiaries”):

        CSI Compressco Field Services International LLC
        CSI Compressco Holdings LLC
        CSI Compressco International LLC
        CSI Compressco Leasing LLC
        CSI Compressco Operating LLC
        CSI Compressco Sub, Inc.
        CSI Compression Holdings, LLC
        Rotary Compressor Systems, Inc.

    As a result of these guarantees, we are presenting the following summarized financial information of the obligor group pursuant to Rule 1-02(bb) of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the First Lien Notes or the Second Lien Notes. In addition to the financial information of the Partnership, financial information of the Issuers includes CSI Compressco Finance Inc., which had no assets or operations for any of the periods presented.

December 31, 2021
(In Thousands)
	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$424,599	$64,157	$(184,585)	$304,171
Cost of revenues (excluding depreciation and amortization expense)	—	321,454	31,818	(184,585)	168,687
Depreciation and amortization	—	69,954	8,280	—	78,234
Selling, general, and administrative expense	2,286	35,807	5,304	(98)	43,299
Interest expense, net	58,229	(2,472)	(966)	—	54,791
Other expense, net	38	5,442	(1,508)	(104)	3,868
Equity in net (income) loss of subsidiaries	(10,281)	(17,433)	—	27,714	—
Income (loss) before taxes and discontinued operations	(50,272)	11,847	21,229	(27,512)	(44,708)
Provision for income taxes	—	954	3,796	202	4,952
Income (loss) from continuing operations	(50,272)	10,893	17,433	(27,714)	(49,660)
Loss from discontinued operations, net of taxes	—	(612)	—	—	(612)
Net income (loss)	(50,272)	10,281	17,433	(27,714)	(50,272)
Other comprehensive income	(11)	(11)	(11)	22	(11)
Comprehensive income (loss)	$(50,283)	$10,270	$17,422	$(27,692)	$(50,283)

December 31, 2021
(In Thousands)
		Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets		$—	$56,781	$43,998	$—	$100,779
Total non-current assets	170,960,000	586,150	551,621	119,130	(635,319)	621,582
Total assets		$586,150	$608,402	$163,128	$(635,319)	$722,361

LIABILITIES AND PARTNERS’ CAPITAL
Other current liabilities		$12,351	$41,802	$16,880	$—	$71,033
Current liabilities associated with discontinued operations		—	262	—	—	262
Long-term debt		572,640	456	58,045	—	631,141
Operating lease liabilities		—	17,586	62	—	17,648
Long-term affiliate payable and other liabilities		—	377,435	37,755	(415,190)	—
Other long-term liabilities		—	(99)	1,217	—	1,118
Total liabilities		584,991	437,442	113,959	(415,190)	721,202
Total partners’ capital		1,159	170,960	49,169	(220,129)	1,159
Total liabilities and partners’ capital		$586,150	$608,402	$163,128	$(635,319)	$722,361

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

Business Combinations

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party both before and after the transaction, it is treated similar to the pooling of interests method of accounting, where the assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair market value of assets and liabilities.

Impairment of Long-Lived Assets

We conduct a determination of impairment of long-lived assets whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The estimation of future operating cash flows is inherently imprecise, and, if our estimates are materially incorrect, it could result in an overstatement or understatement of our financial position and results of operations. In particular, the oil and gas industry is cyclical, and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have an additional significant impact on the carrying value of these assets and, particularly in periods of prolonged down cycles, may result in impairment charges. Historically, our business has not experienced significant impairments of its long-lived compression assets, as utilized compressor packages generate cash flows sufficient to support their carrying values. Unutilized assets are maintained and evaluated on a regular basis. Serviceable compressor packages that are currently unutilized are anticipated to be placed in service in future years as demand increases or as fully depreciated packages in service are replaced. Sales of compressor packages have historically been at selling prices in excess of asset cost. Intangible assets recognized as part of the CSI acquisition include trademark/tradename, customer relationships, and other intangible assets that are supported primarily by the estimated future cash flows of our operations. There were no impairments recorded in 2021. During the year ended December 31, 2020, we recorded impairments of $15.4 million on certain long-lived assets where the carrying values exceeded their respective fair values, including non-core used compressor equipment, the low-horsepower class of our compression fleet, certain classes of our compression fleet that are under-utilized due to market preferences, and field inventory for compression and related services. Impairments of our long-lived assets could occur in the future, particularly in the event of a significant and sustained deterioration of natural gas production or pricing.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management of our general partner has determined that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

    None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.

Corporate Governance and Director Independence

Our general partner is an indirect, wholly owned subsidiary of Spartan and has sole responsibility for conducting our business and managing our operations. The members of our board of directors (our “Board”) oversee our operations. Unitholders are not entitled to elect the members of our Board or directly or indirectly participate in our management or operation. All of the members of our Board are appointed by Spartan Energy Holdco LLC, a direct, wholly owned subsidiary of Spartan. We do not hold annual unitholder meetings. References in this Part III to the “Board,” “directors,” “executive officers,” or “officers” refer to the Board, directors, executive officers, and officers of our general partner, unless otherwise indicated.

Our Board has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the functioning of the Board and its committees. The Corporate Governance Guidelines and the charter of the Audit Committee are available in the Corporate Governance section of the Investor Relations area of our website at www.csicompressco.com. In addition, our Board and our general partner have adopted a Code of Business Conduct and a Financial Code of Ethics, copies of which are also available in the Corporate Governance section of the Investor Relations area of our website at www.csicompressco.com. We will post on our website all waivers to or amendments of our Code of Business Conduct and Financial Code of Ethics that are required to be disclosed by applicable law or the listing requirements of the NASDAQ. We will provide to our unitholders, without charge, printed copies of the foregoing materials upon written request to Investor Relations, CSI Compressco LP, 1735 Hughes Landing Boulevard, Suite 200, The Woodlands, Texas, 77380.

The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board currently consists of seven directors, three of whom, Denise G. Essenberg, Stephen R. Gill and James R. Larson, are independent as defined under the listing standards of the NASDAQ.

Name	Age	Position with CSI Compressco GP
Derek J. Anchondo	48	Assistant General Counsel
Jonathan W. Byers	43	Chief Financial Officer, Director
Denise G. Essenberg	63	Independent Director
Ted A. Gardner	64	Director, Chairman of the Board of Directors
Stephen R. Gill	64	Independent Director
John E. Jackson	63	Chief Executive Officer, Director
James R. Larson	72	Independent Director
Michael E. Moscoso	56	Vice President of Finance
Matthew B. Pitcock	39	Vice President North America Sales, Compression Services
Robert W. Price	54	Chief Operating Officer, Director
Rodney P. Pruski	49	Vice President of Operations

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

Derek J. Anchondo has served as Assistant General Counsel of our general partner since August 2021. Prior to his current role, he was a Partner with large domestic and international law firms from 2011 to 2021. Prior to that, Mr. Anchondo held the role of Chief Counsel and Division Counsel with Pride International from 2006 to 2011 and held the role of Counsel – U.S. Operations with Hanover Compressor Company from 2003 to 2006. He began his career as an attorney in 1999 with large domestic and international law firms. Mr. Anchondo received his B.A from Trinity University and his J.D. from the University of Houston Law Center. He is admitted to practice in the State of Texas and the State of New York.

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

Denise G. Essenberg has served as an independent director of our general partner’s Board since February 2021. Ms. Essenberg is a retired Partner with PwC, retiring in June 2019 after 40 years serving numerous insurance clients across the property/casualty, life and health payor sectors of the insurance industry and advising on acquisitions, pre- and post-transaction integration issues, business divestitures and the adoption of new technologies. Ms. Essenberg served as the managing partner of the PwC Grand Rapids and Hartford offices from 2003 to 2008 and 2008 to 2011, respectively, with oversight and responsibility for client service, office operations and resource management and was the audit transformation leader of PwC’s insurance practice from 2014 to 2019. Ms. Essenberg has served on the board of directors and as a member of its audit and compliance committee and finance committee of Health Alliance Plan of Michigan since January 2021 and as a member of the board of directors and audit committee chairperson of Atain Insurance Company and Atain Specialty Insurance Company since June 2020. In December 2021, Ms. Essenberg was elected to the board of directors and was appointed audit committee chairperson of Frankenmuth Mutual Insurance Company. Ms. Essenberg received her BA from Michigan State University and attended the Kellogg School of Management Women’s Director Development Program at Northwestern University in 2015.

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

Gill served in various senior positions at Exterran and Hanover, including Vice President – International and at Ingersoll Rand & Dresser Rand. Mr. Gill holds a BS degree in Mechanical Engineering from Texas A&M University.

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

    Michael E. Moscoso, has served as our Vice President of Finance since January 2018. He served as Director of Internal Audit of TETRA from July 2014 until January 2018. From July 2005 until April 2014, Mr. Moscoso served in various internal audit roles with increasing responsibility, most recently as the senior director - internal audit, at AEI Services, LLC, a private company which owned and operated interests in multiple power generation assets, as well as natural gas transportation and distribution businesses in Central and South America, the Caribbean, and other international locations. From April 2014 until July 2014, Mr. Moscoso was self-employed. Mr. Moscoso’s prior experience includes serving as the director of settlements and, prior to that, as manager of risk reporting and controls of Enron Corporation, the assistant treasurer of Zilkha Energy Company, and as controller - Latin America division of Weatherford International. Mr. Moscoso began his career in 1989 with KPMG, where his responsibilities primarily included managing and executing audits of exploration and production companies and pipeline companies. Mr. Moscoso received his B.B.A. degree in accounting from the University of Houston, is a certified public accountant in the State of Texas, and a certified internal auditor.

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

Rodney P. Pruski has served as Vice President of Operations of our general partner since January 2022, responsible for North American Compression Services, Aftermarket Operations and Supply Chain. Rodney joined Compressor Systems, Inc. in November 1998, which was acquired by the partnership in 2014. He served in numerous roles as Controller (1999-2006), Operational Support (2006-2012), Regional Manager for South Texas (2012-2020), and as Director of Operations (2020-2022). Mr. Pruski earned a Bachelor of Business Administration degree in Accounting and Computer Information Systems from Texas State University.

Board Meetings and Committees

During 2021, the Board held seven meetings. The standing committees of the Board during 2021 consisted of an Audit Committee and a Conflicts Committee. During 2021, the Audit Committee held four meetings, and the Conflicts Committee held fourteen meetings.

Audit Committee. During 2021, the Audit Committee was composed of Mr. Larson, as Chairman, Mr. Gill and Ms. Essenberg. The purposes of the Audit Committee are to (i) oversee the financial and reporting processes of the Partnership and the general partner, and the audit of the Partnership’s financial statements, (ii) assist the Board in fulfilling its oversight responsibilities with regard to the integrity of the Partnership’s financial statements, the Partnership’s and the general partners’ compliance with legal and regulatory requirements, the qualifications, independence and performance of the Partnership’s independent registered public accounting firm, and the effectiveness and performance of the Partnership’s and the general partner’s internal audit function, and (iii) perform such other functions as the Board may assign from time to time. The Audit Committee has sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms, and approve any non-audit service to be performed by our independent registered public accounting firm. To promote the independence of its audit, the Audit Committee consults separately and jointly with the independent registered public accounting firm, our internal auditor, and management.

As required by NASDAQ and SEC rules regarding audit committees, the Board has reviewed the qualifications of the Audit Committee and has determined that no current committee member has a relationship with us that might interfere with the exercise of his independence from us or our affiliates. Included within such determination, the Board has determined that Messrs. Larson and Gill and Ms. Essenberg are independent as defined in Section 10A of the Exchange Act and the listing standards of the NASDAQ. In addition, the Board has determined that Mr. Larson, the Chairman of the Audit Committee, is an audit committee financial expert within the definition established by the SEC.

Conflicts Committee. Membership of the Conflicts Committee, which was formed in April 2012, was composed of Messrs. Larson and Gill and Ms. Essenberg during 2021. It is anticipated that committee membership will be established on an ad hoc basis going forward. The purposes of the Conflicts Committee are to (i) as requested by the Board, review and evaluate any potential conflicts of interest between us and the owner of our general partner or its affiliates or us and Spartan or its subsidiaries or affiliates, and (ii) carry out any other duties assigned by the Board that relate to potential conflicts of interest between us and the owner of our general partner or its affiliates or us and Spartan or its subsidiaries or affiliates. The Conflicts Committee has the sole authority to retain and terminate any consultants, attorneys, independent accountants or other service providers to assist it in the evaluation of conflicts matters, including the sole authority to approve their fees and other terms of retention.

As required by the Third Amended and Restated Agreement of Limited Partnership of the Partnership, the Board reviewed the independence of Messrs. Larson and Gill and Ms. Essenberg and determined that each of them meets the independence standards established thereunder as required for service on the Conflicts Committee. Included within such determination, the Board also determined that each of Messrs. Larson and Gill and Ms. Essenberg was independent as defined in Section 10A of the Exchange Act and the listing standards of the NASDAQ.
Item 11. Executive Compensation.

Compensation of Named Executive Officers

Introductory Note

Our Named Executive Officers (defined below) divide their business time between us and Spartan. TETRA and our general partner entered into a Co-Employer Agreement in connection with the GP Sale in order to ensure that certain employees received continued coverage through existing TETRA plans for certain employee benefits and administrative services for a transition period, although our general partner continued to maintain the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (the “LTIP”) following the GP Sale.

Beginning in February 2021, we reimbursed our general partner under the terms of our partnership agreement for any expenses and expenditures incurred or payments made on our behalf, including operating expenses related to our operations and for the provision of various general and administrative services for our benefit.

Pursuant to the Management Services Agreement dated November 10, 2021, the general partner, Spartan Operating and Spartan GP will provide certain services reasonably necessary for the operation of the businesses of the Partnership and its subsidiaries, Spartan, Spartan GP and Spartan Treating, including certain corporate and general and administrative services. The general partner and Spartan GP will allocate any costs and expenses incurred on a reasonable basis, and the parties will reimburse such other parties for costs and expenses allocated to them.

Summary Compensation

The following table sets forth the aggregate compensation earned by (i) each individual serving as our President or Chief Executive Officer (our “Principal Executive Officer”), and (ii) each of our two other most highly compensated executive officers (each a “Named Executive Officer” or “NEO”) for the fiscal year ended December 31, 2021 (and solely with respect to Mr. Murphy, the fiscal year ended December 31, 2020).

 Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus	Unit Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation(3)	Total(5)
		($)	($)	($)	($)	($)	($)
Brady Murphy(4)	2021	$—	$—	$—	$—	$—	$—
Former President, Chief Executive Officer, Director	2020	$—	$—	$523,837	$—	$—	$523,837

John E. Jackson	2021	$439,167	$—	$900,000	$489,167	$10,700	$1,839,034
Chief Executive Officer, Director

Jonathan W. Byers	2021	$355,833	$—	$900,000	$234,167	$10,700	$1,500,700
Chief Financial Officer, Director

Robert W. Price	2021	$355,833	$—	$900,000	$234,167	$10,700	$1,500,700
Chief Operations Officer

(1)    Compensation shown for Mr. Murphy is discussed in footnote 4 below. Compensation for Messrs. Jackson, Byers and Price reflects compensation from the date of the GP Sale to fiscal year end (January 29, 2021 to December 31, 2021).
(2)    The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted during the fiscal year ended December 31, 2021 or December 31, 2020, as applicable, in accordance with FASB ASC Topic 718. Phantom unit awards granted under the LTIP on February 19, 2021 relate to our common units and were valued at $1.96 per common unit in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements for the year ended December 31, 2021 for a discussion of other assumptions used in determining the grant date value of these awards.
(3)    The amounts reflected represent matching contributions under the Spartan 401(k) Retirement Plan.
(4)    Other than the 2020 award of phantom units included in the “Unit Awards” column, the compensation of Mr. Murphy, the President and CEO of TETRA and former CEO of CSI Compressco, was determined by TETRA. No compensation has been reported for Mr. Murphy because none of his compensation was specifically allocated to us or payable by us under our previous Omnibus Agreement during 2020 or 2021, and he did not receive a phantom unit award during the 2021 year. Mr. Murphy resigned as both an officer and director of CSI Compressco effective January 29, 2021.
(5)    As noted above, the formula that determines the compensation costs allocated to us pursuant to the Management Services Agreement does not divide the costs between specific compensation elements, therefore out of an abundance of caution we have chosen to report the total compensation provided to each of the applicable Named Executive Officers for the 2021 year within this column. However, pursuant to the Management Services Agreement, we only reimbursed Spartan for the following amounts in 2021: Mr. Jackson, $0.4 million; Mr. Byers, $0.4 million; and Mr. Price, $0.3 million.

Salary and Bonus Compensation

The base salary for Messrs. Jackson, Byers and Price was determined at the time of the GP Sale by our Board. During the 2021 year, none of Messrs. Jackson, Byers and Price was a party to an employment agreement or other individual service agreement. None of our NEOs participated in a cash bonus or incentive compensation program with respect to the 2021 year.

2021 Payment of Cash Retention Awards

On July 27, 2020 we entered into Cash Retention Award Agreements (the “2020 Retention Agreements”) with Mr. Roy McNiven, our former Senior Vice President of Operations and Mr. Moscoso. Under the 2020 Retention Agreements, each NEO was given an opportunity to earn a cash award equal to 100% of their annual base salary; 25% of the total award was contingent upon their continued employment with us through April 2, 2021, and 75% of the award could be earned based on our attainment of fourth quarter 2020 adjusted EBITDA and year-end liquidity targets, and targeted increase in the market price of our units through the determination date. Determination of amounts earned under the 2020 Retention Agreements was accelerated as of the date of the GP Sale, and on February 8, 2021, the earned amounts of the awards were paid to Messrs. McNiven and Moscoso ($188,370 and $128,575, respectively).

Retirement, Health and Welfare Benefits

Our employees are eligible to participate in a variety of health and welfare and retirement programs sponsored by the Partnership. Members of our senior management are generally eligible for the same benefit programs on the same basis as the remainder of our employees. Our health and welfare programs are intended to protect employees against catastrophic loss and to encourage a healthy lifestyle. These health and welfare programs include medical, wellness, pharmacy, dental, life insurance, short-term and long-term disability insurance, and insurance against accidental death and disability.

401(k) Plan

Our employees, excluding the Named Executive Officers, were eligible to participate in TETRA’s 401(k) Retirement Plan (the “TETRA 401(k) Plan”) prior to the GP Sale. Following the GP Sale, the employees continued to participate in the TETRA 401(k) Plan pursuant to the Co-Employer Agreement until August 1, 2021 when the employees were no longer eligible to participate in the TETRA 401(k) plan and began to participate in the CSI Compressco 401(k) Retirement plan (the “CSI Compressco 401(k) Plan”). The TETRA 401(k) Plan and the CSI Compressco 401(k) Plan are intended to supplement a participant’s personal savings and social security. Under these plans, eligible employees may contribute on a pretax basis up to 70% of their compensation, subject to an annual maximum established under the Code. The Partnership generally makes a matching contribution under these plans equal to 50% of the first 8% of a participant’s annual compensation that is contributed to the plan. Such matching contribution was suspended in April 2020 and reinstated in December 2021. All employees (other than nonresident aliens) who have reached the age of eighteen are eligible to participate in the CSI Compressco 401(k) Plan beginning on the first day of the month following their completion of thirty (30) days of service with us.

The Named Executive Officers were eligible to participate in Spartan’s 401(k) retirement plan through December 31, 2021. Effective January 1, 2022 the Spartan plan was eliminated and the Named Executive Officers transitioned to the CSI Compressco 401(k) Retirement Plan. Under the Spartan 401(k) plan, eligible employees may contribute on a pretax basis subject to an annual maximum established under the Code. Spartan made a matching contribution of 100% on the first 3% of a participants annual compensation that was contributed to the 401(k) plan. All employees (other than non resident aliens) who have reached the age of twenty-one (21) were eligible to participate.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. During 2021, no NEO received an allowance from us for any of the above or a reimbursement for any expense incurred for non-business purposes.

Outstanding Equity Awards at Fiscal Year End

The Partnership continued to maintain our LTIP following the GP Sale, and each of Messrs. Jackson, Byers and Price was eligible to receive a grant of phantom unit awards during the 2021 year. Each phantom unit award granted on February 19, 2021 was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award. The awards are intended to cover equity-based incentive awards for these NEOs for a period of three years and no new equity-based awards are currently planned for Messrs. Jackson, Byers and Price until 2024. Due to his resignation in January 2021, Mr. Murphy did not receive equity awards pursuant to the LTIP during the 2021 year, and all equity awards that he received pursuant to the LTIP in previous years received accelerated vesting and settlement in connection with the GP Sale.

The following table discloses the number and value of unvested phantom unit awards granted under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year End Table

	Unit Awards
	Number of Units that Have Not Vested(1)	Market Value of Units that Have Not Vested(2)
Name
	(#)	($)
John E. Jackson	459,184	$546,429
Jonathan W. Byers	459,184	$546,429
Robert W. Price	459,184	$546,429

(1)One third of the unvested phantom unit awards granted on February 19, 2021 will vest on February 19, 2022, February 19, 2023, and February 19, 2024.
(2)All outstanding unit awards relate to our common units. Market value is determined by multiplying the number of units that have not vested by $1.19, the closing price of our common units on December 31, 2021.

Potential Payments upon a Change of Control or Termination

We do not have a severance plan for, or any agreement with, any Named Executive Officer that would require us to make any termination payments.

TETRA has a Change of Control Agreement with Mr. Murphy, which was in effect during the brief period of time in which he provided services to us in 2021. Payments and benefits under the TETRA Change of Control Agreement are triggered only on a change of control of TETRA, therefore Mr. Murphy did not receive severance or change in control benefits in connection with his resignation on January 29, 2021. The terms of the TETRA Change of Control Agreement and a quantification of potential benefits to Mr. Murphy under the TETRA Change of Control Agreement will be disclosed in TETRA’s 2022 Proxy Statement.

Under the LTIP, our general partner’s Board of Directors, in its sole discretion, may accelerate the vesting of restricted units, phantom units, and performance phantom units held by our Named Executive Officers upon termination of their employment. Solely for purposes of these disclosures, we have assumed that all outstanding unit awards would be accelerated if the Named Executive Officer’s employment was terminated without cause in connection with a change of control, or upon the death, disability, or retirement of such officer, although such an acceleration is not a guaranteed benefit. The amounts that each NEO that was providing services to us as of December 31, 2021 could receive in connection with the potential acceleration of their outstanding equity awards would have been $546,429.

Director Compensation

Each director who is not an employee of our general partner or any of its subsidiaries, receives non-cash compensation of $60,000 per year for attending regularly scheduled board meetings. The non-cash compensation is paid for the upcoming service year in the form of phantom unit awards that have an intended grant date value of $60,000, prorated for any newly-elected director to such director’s date of election and that vest over the service year as set forth below. Directors who are appointed as the chairmen of the Audit Committee receive additional non-cash compensation of $10,000 per year, prorated from their respective dates of appointment in their initial year of service, which is also paid in the form of phantom unit awards. All such awards of phantom units are granted under our LTIP. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director is paid an annual cash retainer of $60,000 per year, paid in quarterly installments.

Directors who are also our officers or employees, or officers or employees of our general partner or any of its subsidiaries, did not receive any compensation for duties performed as our directors. Consequently, none of Mr. Murphy (our former President and Chief Executive Officer,) Mr. Serrano (our former Chief Financial Officer), Mr. Jackson (our current Chief Executive Officer), Mr. Byers (our current Chief Financial Officer) or Mr. Price (our current Chief Operating Officer) was compensated for his service to us as a director during 2021. Had any of the current NEOs received compensation as a director, that compensation would have been reported within the Summary Compensation Table above.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2021.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)(2)	Unit Awards(3)	Total

Denise Essenberg	$70,467	$60,000	$130,467
Ted Gardner	$53,267	$60,000	$113,267
Stephen Gill	$73,267	$60,000	$133,267
James R. Larson(4)	$84,500	$70,000	$154,500
Paul D. Coombs(5)	$3,887	$—	$3,887
D. Frank Harrison(5)	$3,887	$—	$3,887
William D. Sullivan(5)	$3,887	$—	$3,887
Elijio V. Serrano(5)	$—	$—	$—

(1) The amounts in this column reflect payments earned for service as a non-employee director during 2021.
(2) Fees earned includes cash retainer of $20,000 for service on the Conflicts Committee for the following Board of Directors: James Larson (Chairman), Denise Essenberg, and Stephen Gill.
(3) Unit awards granted on February 19, 2021 with vest date on February 19, 2022. The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted on February 19, 2021 (which will vest on February 19, 2022), in accordance with FASB ASC Topic 718. Phantom unit awards granted under the LTIP on February 19, 2021 relate to our common units and were valued at $1.96 per common unit in accordance with FASB ASC Topic 718. See Note [12] to our consolidated financial statements for the year ended December 31, 2021 for a discussion of other assumptions used in determining the grant date value of these awards. As of December 31, 2021, each of Messrs. Essenberg, Gardner and Gill held [30,612] outstanding phantom units, and Mr. Larson held [36,902] outstanding phantom units.
(4) Mr. Larson received an additional unit award on May 5, 2021 for his service as the Board of Directors Audit Committee Chairman, which will also vest on February 19, 2022.
(5) Paul D. Coombs, D. Frank Harrison, William D. Sullivan and Elijio V. Serrano all resigned from the Board on 1/29/2021 at the closing of the GP Sale.

Indemnification Agreements

We anticipate entering into indemnification agreements with each of our current directors and officers, which will provide that we will indemnify them to the fullest extent permitted by our Third Amended and Restated Agreement of Limited Partnership, Bylaws, and applicable law. The indemnification agreement is also expected to provide that our directors and officers will be entitled to the advancement of fees as permitted by applicable law and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall be indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his or her services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as an officer or director, subject to the terms and conditions of that insurance.

Management and Compensation Committee Interlocks and Insider Participation

As previously discussed, our Board is not required to maintain, and does not maintain, a compensation committee. During 2021, Messrs. Murphy and Serrano, who were directors of our general partner prior to the GP Sale, were also executive officers of TETRA. All compensation decisions with respect to Messrs. Murphy and Serrano were made by TETRA and they did not receive any other compensation directly from us or from our former general partner. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” below, for information about relationships among us, our former general partner, and TETRA.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth certain information with respect to the beneficial ownership of our common units as of December 31, 2021 with respect to each person that beneficially owns five percent (5%) or more of our outstanding common units, and as of March 2, 2021 with respect to Spartan Energy Holdco LLC and (i) our directors; (ii) our Named Executive Officers (“NEOs”); and (iii) our directors and executive officers as a group during 2021.

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned		Percentage of Class(1)

Spartan Energy Partners LP 1735 Hughes Landing Blvd., Suite 200 The Woodlands, Texas 77380	63,824,877	(2)	45.4%
Hill City Capital Mast Fund LP 89 Nexus Way Camara Bay, Grand Cayman KY1-9009	7,407,407		5.3%
Brady M. Murphy (3)	195,121		*
John E. Jackson	594,476		*
Jonathan W. Byers	443,450		*
Denise Essenberg	31,475		*
Ted Gardner	1,207,586		*
James R. Larson	154,069		*
Stephen R. Gill	370,370
Robert W. Price	326,209		*
Director and executive officers as a group (11 persons)	3,234,250		2.3%
*    Less than 1%.
(1)    Reflects common units beneficially owned as a percentage of common units outstanding.
(2)    The common units beneficially owned by Spartan Energy Partners LP. are directly held of record by our general partner, CSI Compressco GP LLC, and CSI Compressco Investment LLC, each a wholly owned subsidiary of Spartan Energy Holdco LLC. Each of our general partner and CSI Compressco Investment, L.L.C. has sole voting and investment power over the common units held by them. As a result, Spartan Energy Holdco LLC has indirect, sole voting and investment power over the common units held by our general partner and CSI Compressco Investment LLC.
(3)    Mr. Murphy resigned as both an officer and director of CSI Compressco effective January 29, 2021. He did not receive a phantom unit award during the 2021 year.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, or Rights		Number of Securities Remaining Available for Future Issuance under Equity Comp. Plans (Excluding Securities Shown in the First Column)
Equity compensation plans approved by security holders(1)	2,275,622	$—	(2)	1,000,492
Equity compensation plans not approved by security holders	—	$—		—
Total:	2,275,622	$—		1,000,492
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons

The related person transactions in which we engaged in 2021 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement and our Partnership Agreement. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

Transactions with our General Partner and its Affiliates

As of March 10, 2022, Spartan and certain of its subsidiaries, including our general partner, owned 63,824,877 common units, which constitutes a 45.0% limited partner interest in us, and an approximate 0.5% general partner interest in us. Spartan is, therefore, a “related person” to us as such term is defined by the SEC. In connection with the GP Sale, on January 29, 2021, TETRA entered into the Transition Services Agreement with the Partnership, pursuant to which TETRA provided certain accounting, information technology and back office support services to the Partnership for a period of one year following closing. The Transition Services Agreement with TETRA expired on January 31, 2022.

Distributions and Payments to the General Partner and its Affiliates

We will generally make cash distributions 99.5% to unitholders on a pro rata basis, including our general partner, as the holders of 63,824,877 common units and approximately 0.5% to our general partner.

For the year ended December 31, 2021, we paid aggregate cash distributions of approximately $1.9 million on our common units, and approximately $27,000 on our general partner interest. On February 14, 2022, we paid quarterly distributions with respect to the period from October 1, 2021 through December 31, 2021, including approximately $0.8 million aggregate cash distribution on our common units and $6,746 on our general partner interest, including approximately $0.6 million of such cash distribution paid to Spartan and its affiliates.

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

Sales, Leases, or Like-Kind Exchanges of Equipment

Under the Omnibus Agreement which expired on January 29, 2021, we or TETRA and our general partner could, but neither was under any obligation to, sell, lease, or like-kind exchange to the other such production enhancement or other oilfield services equipment as was needed or desired by the acquiring entity to meet its production enhancement or other oilfield services obligations, in such amounts, in such conditions, and for such periods of time as may be mutually agreed upon by us and our general partner. Any such sales, leases, or like-kind exchanges were required to be on terms that were either (i) approved by the conflicts committee of our general partner’s board of directors, (ii) no less favorable to us than those generally being provided to or available from non-affiliated third parties, as determined by our general partner, or (iii) fair and reasonable to us, taking into account the totality of the relationships between us and TETRA, as determined by our general partner. In addition, unless otherwise approved by the conflicts committee of our general partner’s board of directors, TETRA could purchase newly fabricated equipment from us, but only for a price not less than the sum of the total costs (other than any allocations of general and administrative expenses) incurred by us in manufacturing such equipment plus a fixed margin percentage thereof, and TETRA could purchase from us previously fabricated equipment for a price that was not less than the sum of the net book value of such equipment plus a fixed margin percentage thereof. For the years ended December 31, 2021 and December 31, 2020, the approximate dollar value of the amounts involved in transactions between us and TETRA that were related to the sale, lease or like-kind exchange of equipment was as follows:

•Pursuant to an equipment sharing agreement between our subsidiaries and a subsidiary of TETRA in connection with operations in Mexico, TETRA’s subsidiary charged our subsidiaries approximately $46,000 in equipment rental fees during 2021 and approximately $191,000 during 2020, for parts and insurance coverage purchased for use by our subsidiaries in Mexico and for reimbursement to a TETRA subsidiary for certain capital expenditures.
•In addition to the foregoing, we also provided early production services to a customer in Argentina in 2020. Two subsidiaries of TETRA charged a subsidiary of ours in Argentina approximately $1.3 million during 2020 for equipment that is leased, and other equipment that is subleased, along with associated technical service charges from TETRA’s subsidiary to our subsidiary in Argentina related to those operations.
•In February 2019, we entered into a transaction with TETRA under which a subsidiary of TETRA agreed to fund the construction of and purchase from one of our subsidiaries up to $15.0 million of new compressor packages and to subsequently lease the packages back to us in exchange for a monthly rental fee. Pursuant to this arrangement, $14.8 million was funded by TETRA for the construction of new compressor packages and all compressor packages were completed and leased to us under this agreement. During December 2020, TETRA sold the compressor packages subject to the existing lease to Spartan. As of December 31, 2020, the financing obligation was $14.7 million and is included in accrued liabilities and other, and other long-term liabilities in our consolidated balance sheet. Imputed interest expense recognized for the year ended December 31, 2020 was $3.4 million. On November 10, 2021, The Partnership completed the Spartan Acquisition. This resulted in the reassessment of the lease as an operating lease, thus the Partnership derecognized the assets and the related liabilities as of November 10, 2021.

Management Services Agreement

In connection with the Contribution Agreement, the Partnership entered into the Management Services Agreement with the general partner, Contributor, Spartan Energy Partners GP LLC, Spartan GP, and Spartan Operating. Under the terms of the Management Services Agreement, the general partner, Spartan Operating and Spartan GP will provide certain services reasonably necessary for the operation of the businesses of the Partnership and its subsidiaries, Spartan, Spartan GP and Spartan Treating, including certain corporate and general and administrative services. Pursuant to the Management Services Agreement, the general partner and Spartan GP will allocate any costs and expenses incurred on a reasonable basis, and the parties will reimburse such other parties for costs and expenses allocated to them.

     Provision of Personnel and Services

Our business operations during 2020 were conducted by our general partner’s employees, our Canadian employees, and certain employees of TETRA’s Mexico-based subsidiaries. In addition, TETRA and our general partner provided certain corporate general and administrative services to us that were reasonably necessary for the conduct of our business. Such corporate general and administrative services include legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Under the Omnibus Agreement, the services TETRA and our general partner provided to us were required to be substantially similar in nature and quantity to the services TETRA and our general partner previously provided to our successor entity and they could be no lower in quantity than is reasonably necessary to assist us in the management and operation of our business. For the year ending December 31, 2021 and December 31, 2020, TETRA and our general partner charged us approximately $0.8 million and $32.6 million, respectively, in reimbursement for such services. In 2020, interest related to these charges was $0.3 million on balances that were past due.

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

Director Independence

Please see “Item 10. Directors, Executive Officers, and Corporate Governance” of this Annual Report for a discussion of director independence matters, which discussion is incorporated by reference into this Item 13.
Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by Grant Thornton and its member firms and respective affiliates during the fiscal years ended December 31, 2021, and 2020, respectively (in thousands):

	2021	2020
Audit fees	$715	$500
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$715	$500

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Partnership
Page
	Report of Independent Registered Public Accounting Firms (PCAOB ID Number 248); 700 Milam St, Ste. 300, Houston, TX 77002	F-1
	Consolidated Balance Sheets at December 31, 2021 and 2020	F-4
	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020	F-5
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020	F-6
	Consolidated Statements of Partners’ Capital for the years ended December 31, 2021 and 2020	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial statement schedules have been omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.
3.	List of Exhibits

2.1
Contribution Agreement, dated November 10, 2021, by and among CSI Compressco lP, CSI Compressco GP LLC, Spartan Energy Partners LP,, and CSI Compressco Sub Inc. (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on November 16, 2021 (SEC File No. 001-35195)).

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

3.7
Third Amended and Restated Agreement of Limited Partnership of CSI Compressco LP, dated as of January 6, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January11, 2022 (SEC File No. 001-35195)).

3.8
Certificate of Conversion of CSI Compressco GP LLC, dated January 27, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 29, 2021 (SEC File No. 001-35195)).

3.9
Certificate of Formation of CSI Compressco GP LLC, dated January 27, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 29, 2021 (SEC File No. 001-35195)).

3.10
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
4.9
Second Lien Supplemental Indenture, dated as of November 16, 2021, by and among CSI Compressco LP, CSI Compressco Finance, Inc., the Guarantors named therein, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed November 16, 2021 (SEC File No. 001-35195)).

4.10
Registration Rights Agreement, dated November 10, 2021, by and among CSI Compressco LP and each of the holders party thereto (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed November 16, 2021 (SEC File No. 001-35195)).

4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.7***
First Amendment to Change of Control Agreement, dated as of March 11, 2021, by and between Roy E. McNiven and CSI Compressco GP LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on March 12, 2021 (SEC File No. 001-35195)).

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

10.20
Fourth Amendment to Loan and Security Agreement, dated November 10, 2021, by and among CSI Compressco LP, certain of its subsidiaries, Bank of America, N.A., as administrative agent, issuing bank and swing line lender, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on November 16, 2021 (SEC File No. 001-35195)).

10.21+
Loan, Security and Guaranty Agreement, dated January 29, 2021, by and among Spartan Energy Partners LP, Spartan Energy Services LLC, Spartan Terminals Operating, Inc., Spartan Operating Company LLC, Treating Holdco LLC, Bank of America, N.A., as agent for the lenders, and the lenders party thereto.

10.22
First Amendment to Loan, Security and Guaranty Agreement, dated November 10, 2021, by and among Spartan Energy Services LLC, Treating Holdco LLC, Spartan Energy Partners LP, Spartan Terminals Operating, Inc., Spartan Operating Company LLC, Bank of America, N.A., as agent for the lenders, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K filed on November 16, 2021 (SEC File No. 001-35195)).

10.23
Purchase Agreement, dated as of March 8, 2018, by and among CSI Compressco LP, CSI Compressco Finance Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on March 13, 2018 (SEC File No. 001-35195)).

10.24
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

10.25
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

10.26
Transition Services Agreement, dated January 29, 2021, by and among TETRA Technologies, Inc. and CSI Compressco LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on January 29, 2021 (SEC File No. 001-35195)).

10.27
Management Services Agreement, dated November 10, 2021, by and among CSI Compressco LP, CSI Compressco GP LLC, Spartan Energy Partners LP, Spartan Energy Partners GP LLC and Spartan Operating Company LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on November 16, 2021 (SEC File No. 001-35195)).

10.28
Common Unit Purchase Agreement, dated November 10, 2021, by among CSI Compressco LP and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on November 16, 2021 (SEC File No. 001-35195)).

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
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020; (ii) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2021.

Item 16. Form 10-K Summary.

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CSI Compressco LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP LLC,
its general partner
Date:	March 14, 2022	By:	/s/John E. Jackson
John E. Jackson, Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with CSI Compressco GP LLC, its general partner, and on the dates indicated:

Signature	Title	Date
/s/Ted A. Gardner	Chairman of the Board of Directors	March 14, 2022
Ted A. Gardner

/s/John E. Jackson	Chief Executive Officer and Director	March 14, 2022
John E. Jackson	(Principal Executive Officer)

/s/Jonathan W. Byers	Chief Financial Officer and Director	March 14, 2022
Jonathan W. Byers	(Principal Financial Officer)

/s/Michael E. Moscoso	Vice President of Finance	March 14, 2022
Michael E. Moscoso	(Principal Accounting Officer)

/s/Denise G. Essenberg	Director	March 14, 2022
Denise G. Essenberg

/s/Stephen R. Gill	Director	March 14, 2022
Stephen R. Gill

/s/James R. Larson	Director	March 14, 2022
James R. Larson

/s/Robert W. Price	Director	March 14, 2022
Robert W. Price

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc. and the Unitholders of CSI Compressco LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CSI Compressco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Spartan Treating

As described further in Note 4 and Note 8, to the financial statements, the Partnership entered into a Contribution Agreement with its General Partner, Spartan, and CSI Compressco Sub Inc. Pursuant to the terms of the Contribution Agreement, Spartan contributed Spartan Treating to the Partnership in exchange for the issuance of 48.4 million Common Units in the Partnership to Spartan (referred to as the “Contribution”). Management has concluded that the Partnership and Spartan Treating were under common control at the time of the Contribution, and as such, the companies have been presented on a combined basis from the date of common control, which was January 29, 2021. The determination of common control requires management to evaluate the direct and indirect ownership of each entity and the elements of control, as well as for the period for which common control existed. We identified the Contribution as a critical audit matter.

The principal consideration for our determination that the Contribution is a critical audit matter is the significant auditor judgment necessary to obtain and evaluate the audit evidence related to management’s accounting for the Contribution due to the timing and pervasive impact of the Contribution on the Partnership’s consolidated financial statements and disclosures.

Management’s exercised judgment as to the evaluation of the period for which common control existed and the combining of legacy Spartan Treating into the Partnership’s financial results.

Our audit procedures related to the impairment of long-lived assets included the following procedures, among others.
•We obtained an understanding of the Partnership’s processes and controls for accounting for significant unusual transactions, including management’s controls over the identification and application of relevant GAAP, and over the combination of historical carrying amounts of the consolidated financial statements.
•We read the Contribution agreement and evaluated the reasonableness of management’s assessment of the accounting associated with the transaction between entities under common control.
•We evaluated the completeness and accuracy of the combined financial statements, including management’s retrospective consolidation of the Contribution entities within the Partnership’s consolidated financial statements.
•We performed audit procedures on the underlying accounting information and assumptions utilized in management's combination of the historical results of Spartan Treating from the date that common control existed.
•We evaluated the sufficiency of the disclosures in the consolidated financial statements of the Partnership with respect to this matter.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2020.

Houston, Texas
March 14, 2022

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,598	$16,577
Trade accounts receivable, net of allowance for doubtful accounts of $1,223 in 2021 and $1,333 in 2020	53,520	43,837
Inventories	33,271	31,188
Prepaid expenses and other current assets	7,390	5,184
Current assets associated with discontinued operations	—	39
Total current assets	100,779	96,825
Property, plant, and equipment:
Land and building	13,409	13,259
Compressors and equipment	1,072,927	975,375
Vehicles	8,469	7,692
Construction in progress	31,968	12,763
Total property, plant, and equipment	1,126,773	1,009,089
Less accumulated depreciation	(556,311)	(457,688)
Net property, plant, and equipment	570,462	551,401
Other assets:
Deferred tax assets	5	10
Intangible assets, net of accumulated amortization of $33,672 in 2021 and $30,711 in 2020	22,095	25,057
Operating lease right-of-use assets	25,898	32,637
Other assets	3,122	4,036
Total other assets	51,120	61,740
Total assets	$722,361	$709,966
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$28,958	$19,766
Unearned income	2,187	269
Accrued liabilities and other	39,888	35,801
Amounts payable to affiliates	—	3,234
Current liabilities associated with discontinued operations	262	345
Total current liabilities	71,295	59,415
Other liabilities:
Long-term debt, net	631,141	638,631
Deferred tax liabilities	819	1,478
Operating lease liabilities	17,648	24,059
Other long-term liabilities	299	11,716
Total other liabilities	649,907	675,884
Commitments and contingencies
Partners’ capital:
General partner interest	(1,486)	(885)
Common units (140,386,811 units issued and outstanding at December 31, 2021 and 47,352,291 units issued and outstanding at December 31, 2020)	17,049	(10,055)
Accumulated other comprehensive income (loss)	(14,404)	(14,393)
Total partners’ capital (deficit)	1,159	(25,333)
Total liabilities and partners’ capital	$722,361	$709,966
See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2021	2020
Revenues:
Contract services	$234,998	$228,088
Aftermarket services	53,534	60,290
Equipment rentals	12,903	—
Equipment sales	2,736	13,209
Total revenues	304,171	301,587
Cost of revenues (excluding depreciation and amortization expense):
Cost of contract services	118,702	108,843
Cost of aftermarket services	45,578	52,444
Cost of equipment rentals	1,065	—
Cost of equipment sales	3,342	12,946
Total cost of revenues	168,687	174,233
Depreciation and amortization	78,234	80,007
Impairments and other charges	—	15,367
Insurance recoveries	—	(517)
Selling, general, and administrative expense	43,299	34,295
Interest expense, net of capitalized interest of $366 in 2021 and $160 in 2020	54,791	54,468
Other (income) expense, net	3,868	3,544
Loss before taxes and discontinued operations	(44,708)	(59,810)
Provision for income taxes	4,952	3,144
Loss from continuing operations	(49,660)	(62,954)
Income (loss) from discontinued operations, net of taxes	(612)	(10,886)
Net loss	$(50,272)	$(73,840)

General partner interest in net loss	$(573)	$(1,037)
Common units interest in net loss	$(49,699)	$(72,803)

Basic and diluted net loss per common unit:
Loss from continuing operations per common unit	$(0.80)	$(1.31)
Income (loss) from discontinued operations per common unit	(0.01)	(0.23)
Net loss per common unit	$(0.81)	$(1.54)

Weighted average common units outstanding:
Basic and diluted	61,054,134	47,301,804

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(50,272)	$(73,840)
Foreign currency translation adjustment	(11)	180
Comprehensive loss	$(50,283)	$(73,660)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital (Deficit)
		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount
Balance as of December 31, 2019	$180	47,079	$63,384	$(14,573)	$48,991
Net loss for 2020	(1,037)	—	(72,803)	—	(73,840)
Distributions ($0.04 per unit)	(28)	—	(1,890)	—	(1,918)
Equity compensation	—	—	1,254	—	1,254
Vesting of Phantom Units	—	273	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	180	180
Balance as of December 31, 2020	$(885)	47,352	$(10,055)	$(14,393)	$(25,333)
Net loss for 2021	(573)	—	(49,699)	—	(50,272)
Distributions ($0.04 per unit)	(28)	—	(1,917)	—	(1,945)
Equity compensation	—	—	1,954	—	1,954
Vesting of Phantom Units	—	626	—	—	—
Consideration for the Spartan acquisition	—	48,400	19,111	—	19,111
Proceeds from issuance of common units, net of issuance costs	—	44,008	57,796	—	57,796
Translation adjustment, net of taxes of $0	—	—	—	(11)	(11)
Other	$—	—	$(141)	$—	$(141)
Balance as of December 31, 2021	$(1,486)	140,386	$17,049	$(14,404)	$1,159

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(50,272)	$(73,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,234	80,533
Impairments and other charges	—	20,841
Provision (benefit) for deferred income taxes	(583)	226
Gain on insurance recoveries associated with damaged equipment	—	(517)
Gain on extinguishment of debt	(835)	—
Paid-in-kind interest	5,549	—
Equity-based compensation expense	1,954	1,389
Provision for doubtful accounts	412	1,185
Amortization of deferred financing costs	1,380	2,564
Equipment received in lieu of cash	—	1,042
Debt exchange expenses	—	4,892
Other non-cash charges and credits	200	(729)
Gain (loss) on sale of property, plant, and equipment	3,967	(1,693)
Changes in operating assets and liabilities:
Accounts receivable	(6,379)	18,934
Inventories	(7,799)	13,199
Prepaid expenses and other current assets	(1,650)	(1,170)
Accounts payable and accrued expenses	3,834	(45,743)
Other	(856)	(351)
Net cash provided by operating activities	27,156	20,762
Investing activities:
Purchases of property, plant, and equipment, net	(43,398)	(14,698)
Proceeds from sale of property, plant, and equipment	1,300	19,364
Proceeds from insurance recoveries associated with damaged equipment	—	517
Acquisition of business	1,169	—
Acquisition of affiliate from TETRA, net of cash acquired	420	—
Net cash provided by (used in) investing activities	(40,509)	5,183
Financing activities:
Proceeds from long-term debt	51,515	411,134
Payments of long-term debt	(95,125)	(413,110)
Spartan Treating distribution before acquisition	(8,229)	—
Proceeds from issuance of partnership common units	57,796	—
Distributions	(1,945)	(1,918)
Debt issuance costs and other financing activities	(635)	(5,027)
Payments to affiliates	—	(2,764)
Net cash provided by (used in) financing activities	3,377	(11,685)
Effect of exchange rate changes on cash	(3)	(53)
Increase (decrease) in cash and cash equivalents and restricted cash	(9,979)	14,207
Cash and cash equivalents at beginning of period	16,577	2,370
Cash and cash equivalents at end of period	$6,598	$16,577

Supplemental cash flow information:
Interest paid	$49,211	$49,765
Income taxes paid	4,323	2,718
Decrease (increase) in accrued capital expenditures	756	1,379
Non-cash items:
Spartan Acquisition	$27,164	—

See Notes to Consolidated Financial Statements

CSI COMPRESSCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
NOTE 1 — ORGANIZATION AND OPERATIONS

    CSI Compressco LP, a Delaware limited partnership, is a provider of compression and treating services. Natural gas compression is used for oil production, gathering, artificial lift, transmission, processing, and storage. Treating services include the removal of contaminants from a natural gas stream and cooling to reduce the temperature of produced gas and liquids. We also sell used standard compressor packages and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide contract and treating services and compressor parts and component sales to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of international locations, including the countries of Mexico, Canada, Argentina, Egypt and Chile. Previously, our equipment sales (new unit sales) business included the fabrication and sale of new standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas. In the fourth quarter of 2020, we fully exited the new unit sales business and we have reflected these operations as discontinued operations for all periods presented. See Note 10 - “Discontinued Operations.” Used equipment sales revenue continues to be included in equipment sales revenue. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing CSI Compressco LP and its wholly owned subsidiaries.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

On November 10, 2021, the Partnership entered into a Contribution Agreement by and among the Partnership, CSI Compressco GP LLC, a Delaware limited liability company (our “general partner”), Spartan Energy Partners, LP, a Delaware limited partnership (“Spartan”) and CSI Compressco Sub Inc., a Delaware corporation (“Compressco Sub”). Pursuant to the terms of the Contribution Agreement, Spartan contributed to the Partnership 100% of the limited liability company interest in Treating Holdco, LLC, a Delaware limited liability company (“Treating Holdco”), 100% of the common stock in Spartan Terminals Operating, Inc., a Delaware corporation (“Spartan Terminals”), and 99% of the limited liability company interests in Spartan Operating Company LLC, a Delaware limited liability company (“Spartan Operating” and together with Treating Holdco and Spartan Terminals, “Spartan Treating”) (such interests in Spartan Treating, the “Contributed Interests”) in exchange for 48.4 million common units in the partnership. We refer to the acquisition of the contributed interests as the “Spartan Acquisition.” The Spartan Acquisition was accounted for as a change in reporting entity between entities under common control in accordance with ASC 250-10-45-21. A change in reporting entity requires retrospective application for all periods as if the Spartan Acquisition had been in effect since inception of common control. As a result, the consolidated financial statements and notes thereto for the Partnership in this combined report have been prepared as if the change in reporting entity occurred on January 29, 2021. See Note 4 - “Common Control Acquisition,” for a description of the transaction.

Segments

Our general partner has concluded that we operate in one reportable segment.

Business Combinations

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interests method of accounting. The assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair value of assets and liabilities.

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

Cash Equivalents

We consider all highly liquid cash investments with maturities of three months or less when purchased to be cash equivalents. We have concentrated credit risk for cash by maintaining deposits in a major bank, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the bank and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. At times such cash balances may be in excess of the Federal Deposit Insurance Corporation coverage limit. Management believes the financial institutions are financially sound and risk of loss is minimal. We have not experienced any such losses.

Financial Instruments

Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable, which are primarily due from companies of varying size engaged in oil and gas activities in the United States, Canada, Mexico, Argentina, Chile and Egypt. Our policy is to review the financial condition of customers before extending credit and periodically updating customer credit information. Payment terms are on a short-term basis. The risk of loss from the inability to collect trade receivables is heightened during prolonged periods of low oil and natural gas commodity prices.

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

We have $59.8 million balance outstanding under our variable rate revolving credit facilities as of December 31, 2021 and face market risk exposure related to changes in applicable interest rates.

Significant Customers

During the years ended December 31, 2021 and 2020, one individual customer accounted for 10% or more of our revenues. As of December 31, 2021, one individual customer represented 10% or more of our consolidated trade accounts receivable net of allowance for doubtful accounts. As of December 31, 2020, no individual customer represented 10% or more of our consolidated trade accounts receivable net of allowance for doubtful accounts.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, the Argentine peso, the Egyptian pound, and the Chilean peso as a result of our international operations. Foreign currency exchange (gains) losses are included in other (income) expense, net, and totaled $0.2 million and $(0.5) million during the years ended December 31, 2021 and 2020, respectively.

Leases

Lessee

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

    All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of December 31, 2021 and 2020. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term in determining the right-of-use asset and lease liability, if it is reasonably certain that we would exercise the option.

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

    As allowed by U.S. GAAP, we do not separate nonlease components from the associated lease component for our contract services contracts and instead account for those components as a single component based on the accounting treatment of the predominant component. In our evaluation of whether Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842 “Leases” or ASC 606 “Revenue from Contracts with Customers” is applicable to the combined component based on the predominant component, we determined the services nonlease component is predominant, resulting in the ongoing recognition of our compression services contracts following ASC 606.

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

Lessor

Our agreements for rental equipment contain an operating lease component under ASC 842 because we, as the lessor, retain substantial exposure to changes in the underlying asset’s value, unlike a sale or secured lending arrangement. Therefore, we do not unrecognize the underlying asset, and recognize income associated with providing the lessee the right to control the use of the asset ratably over the lease term.

As a lessor, we recognize operating lease revenue on our statements of operations as equipment rentals. This revenue is recognized on a straight-line basis over the term of the lease based on the monthly rate in the agreement. The leased asset remains on the balance sheets consistent with other property, plant and equipment. Cash receipts associated with all leases are classified as cash flows from operating activities in the statements of cash flows.

The leased equipment primarily consists of the Spartan Treating amine plants, cooling units and production equipment. All of this equipment is modular and skid mounted. It can be moved between locations. Lease terms for this equipment vary in length but the amine plants range from one to five years while the cooling units range from six months to two years.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. Changes in the allowance are as follows:

	Year Ended December 31,
	2021	2020
	(In Thousands)
At beginning of period	$1,333	$990
Activity in the period:
Provision for doubtful accounts	412	1,185
Account (chargeoffs) recoveries, net	(522)	(842)
At end of period	$1,223	$1,333

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance is charged to cost of revenues as incurred. Compressors include compressor packages currently placed in service and available for service. Depreciation is computed using the straight-line method based on the following estimated useful lives:

Buildings	15 – 30 years
Compressors, Amine plants, and Production equipment	12 – 25 years
Other equipment	2 – 8 years
Vehicles	3 – 5 years
Information systems	7 years

Depreciation expense for the years ended December 31, 2021 and 2020 was $74.9 million and $76.6 million, respectively.

Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives.

Construction in progress as of December 31, 2021 and 2020 is primarily associated with the expansion of our contract services fleet and capital expenditures that sustain the capacity of our existing fleet.

Intangible Assets

Trademarks/trade names, customer relationships, and other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. Amortization expense related to intangible assets was $2.9 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively, and is included in depreciation and amortization. The estimated future annual amortization expense of trademarks/trade names, customer relationships, and other intangible assets is $2.9 million each year for 2022 to 2026.

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

Impairments and Other Charges

Impairments of long-lived assets, including identified intangible assets, are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from the relevant assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs.

During 2021, we did not record any impairments of long-lived assets.

    During 2020, the COVID-19 pandemic and decline in oil and gas prices had a significant impact on our customers and industry, resulting in a decrease in demand for certain of our service lines. Our customers decreased their capital budgets and adjusted their operations accordingly, which led to a decline in orders for compression equipment. We concluded that these events were indicators of impairment for all our asset groups. We recorded impairments and other charges of approximately $15.4 million associated with non-core used compressor equipment, certain classes of our compression fleet that were under utilized due to market preferences, and field inventory for compression and related services. Fair value used to determine impairments was estimated based on a market approach.

Accrued Liabilities

Accrued liabilities are detailed as follows:

	December 31,
	2021	2020
	(In Thousands)
Accrued interest	$12,132	$13,644
Operating lease liabilities, current portion	7,716	8,099
Compensation and employee benefits	6,529	2,822
Accrued taxes	7,808	5,282
Accrued capital expenditures	2,135	1,379
Other accrued liabilities	3,568	4,575
Total accrued liabilities and other	$39,888	$35,801

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

    Contract services. For compression services revenues recognized over time, our customer contracts typically provide agreed upon monthly service rates and we recognize service revenue based upon the number of days that services have been performed. The majority of our compression services are provided pursuant to contract terms ranging from one month to twenty-four months. Monthly agreements are generally cancellable with 30 days written notice by the customer.

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

Equity-Based Compensation

    We have an equity incentive compensation plan which provides for the granting of phantom units and performance phantom units to the executive officers, key employees, non-executive officers, and directors of our general partner. Total equity-based compensation expense for the years ended December 31, 2021 and 2020, was $2.0 million and $1.4 million, respectively. For further discussion of equity-based compensation, see Note 12 - “Equity-Based Compensation.”

Income Taxes

Our operations are not subject to U.S. federal income tax other than the operations that are conducted through taxable subsidiaries. We incur state and local income taxes in certain areas of the U.S. in which we conduct business. We incur income taxes and are subject to withholding requirements related to certain of our operations in Latin America, Canada, and other foreign countries in which we operate. Furthermore, we also incur Texas Margin Tax, which, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, is classified as an income tax for reporting purposes. A portion of the carrying value of certain deferred tax assets is subject to a valuation allowance. See Note 14 - “Income Taxes” for further discussion.

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

Earnings Per Common Unit

Our computations of earnings per common unit are based on the weighted average number of common units outstanding during the applicable period. Basic earnings per common unit are determined by dividing net income (loss) allocated to the common units after deducting the amount allocated to our general partner by the weighted average number of outstanding common units during the period.

When computing earnings per common unit under the two class method in periods when distributions are greater than earnings, the amount of the distribution is deducted from net income (loss) and the excess of distributions over earnings is allocated between the general partner and common units based on how our Partnership Agreement allocates net losses.

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the years ended December 31, 2021 and December 31, 2020, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

Fair Value Measurements

    We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. We utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value (a Level 2 fair value measurement). Refer to Note 13 - “Fair Value Measurements” for further discussion.
Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets (a Level 3 fair value measurement) and for the impairment of long-lived assets (a Level 3 fair value measurement).

Distributions

    On January 19, 2021, April 19, 2021, July 19, 2021 and October 15, 2021, our general partner declared a cash distribution attributable to the respective quarter end of $0.01 per common unit. These distributions each equate to a distribution of $0.04 per outstanding common unit on an annualized basis. These distributions were paid on February 12, 2021, May 14, 2021, August 13, 2021 and November 12, 2021, respectively, to the holders of common units of record as of the close of business on January 29, 2021, April 30, 2021, July 30, 2021 and October 25, 2021, respectively.

New Accounting Pronouncements

Standards adopted

In March 2020, the SEC amended Regulation S-X to create Rules 13-01 and 13-02. These new rules reduce and simplify financial disclosure requirements for issuers and guarantors of registered debt offerings. Previously, with limited exceptions, a parent entity was required to provide detailed disclosures with regard to guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the new regulations, disclosure exceptions have been expanded and required disclosures may be provided within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” rather than in the notes to the financial statements. Further, summarized financial information covering guarantor balance sheets and income statements are permitted, replacing the previously required condensed consolidated financial statements. Summarized financial information only needs to be disclosed for the current fiscal year rather than all years presented in the financial statements as was previously required. The amendments were subsequently included in the FASB codification through the issuance of ASU No. 2020-09, Debt, (Topic 470) in October 2020. The amended rules became effective for filings on or after January 4, 2021. Our summarized guarantor financial information is now presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments were effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. As of November 10, 2021 we modified our credit agreements to remove references to LIBOR. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Standards not yet adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairments will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. ASU 2016-13 is effective for us the first quarter of the 2023 fiscal year. We continue to assess the potential effects of these changes to our consolidated financial statements.
NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of December 31, 2021, we had $90.0 million of remaining contractual performance obligations for contract services. As a practical expedient, this amount does not include revenue for contract services contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of December 31, 2021 for completion of performance obligations of compression service contracts are as follows:

	2022	2023	2024	2025	2026	Total
	(In Thousands)
Contract services contracts remaining performance obligations	$76,218	$11,908	$1,806	$28	$—	$89,960

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheets, primarily associated with revenue accruals prior to invoicing, were $4.1 million and $6.8 million as of December 31, 2021 and December 31, 2020, respectively.

    Collections associated with progressive billings to customers for sales and services transactions are included in unearned income in the consolidated balance sheets. The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	December 31, 2021	December 31, 2020
	(In Thousands)
Unearned income, beginning of period	$269	$283
Additional unearned income	5,044	13,166
Revenue recognized	(3,126)	(13,180)
Unearned income, end of period	$2,187	$269

    During the years ended December 31, 2021 and 2020, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Year Ended December 31,
	2021	2020
	(In Thousands)
Contract services
U.S.	$200,136	$197,757
International	34,862	30,331
	234,998	228,088
Aftermarket services
U.S.	51,680	58,641
International	1,854	1,649
	53,534	60,290
Equipment Rentals
U.S.	7,663	—
International	5,240	—
	12,903	—
Equipment sales
U.S.	2,272	12,207
International	464	1,002
	2,736	13,209
Total Revenue
U.S.	261,751	268,605
International	42,420	32,982
	$304,171	$301,587

NOTE 4 — COMMON CONTROL ACQUISITION

On November 10, 2021, the Partnership entered into the Contribution Agreement with the general partner, Spartan, and Compressco Sub. Pursuant to the terms of the Contribution Agreement, Spartan contributed Spartan Treating to the Partnership in exchange for the issuance of 48.4 million common units in the Partnership to Spartan. As the Partnership and Spartan Treating were under common control at the time of the Spartan Acquisition, the acquisition was deemed to be a transaction under common control under ASC 805, “Business Combinations.” Therefore, we accounted for this transaction at the carrying amount of the net assets acquired and the results of operations have been combined for the Partnership and Spartan Treating from the date of common control, which was January 29, 2021.

Assets acquired and liabilities assumed are reported at their historical carrying amounts. The balance sheet of Spartan Treating on November 10, 2021, the date of acquisition, consisted of (in thousands):

Current assets	$6,616
Property, plant, and equipment	112,972
Less accumulated depreciation	(53,039)
Net property, plant, and equipment	59,933
Other assets	1,245
Total assets	67,794

Current liabilities	7,597
Long-term debt, net	32,590
Other liabilities	239
Total liabilities	40,426

Net assets	$27,368

The Partnership’s consolidated financial statements as of December 31, 2021 include the assets and liabilities of Spartan Treating, including intercompany eliminations. As the results of operations for Spartan Treating were consolidated as of January 29, 2021, the date common control began, the Partnership’s balances for Partners’ capital as of January 29, 2021 were adjusted to include Spartan Treating’s equity balances as of that date. On November 10, 2021, Partners capital associated with Spartan Treating was $27.4 million. In consolidation, Partners capital associated with Spartan Treating is eliminated.

The consideration for the Spartan Treating acquisition was the issuance to Spartan of 48.4 million common units. The value of the common units was approximately $65.3 million. As the acquisition is accounted for as a transaction under common control and the transfer of assets and liabilities occurs at historical cost, the value of the common units has no impact on Partners’ capital. The difference between the consideration and the net assets acquired of $37.9 million is recognized as a deemed distribution as the book value of net assets as of November 10, 2021 was less than the consideration. As the Spartan Treating acquisition was accounted for retrospectively to the date of common control, the Partnership’s Consolidated Statement of Operations includes Spartan Treating’s net income of $8.2 million corresponding to the period from January 29, 2021 to November 10. 2021.

The following tables include unaudited pro-forma financial information and the effect of the Spartan Acquisition after elimination of intercompany transactions.

	Year Ended December 31, 2021
	CSI Compressco LP	Spartan Treating	Total
	(In Thousands, Unaudited)
Revenue	$281,146	$25,181	$306,327
Income (loss) from continuing operations	$(60,537)	$11,666	$(48,871)
Net income (loss)	$(61,149)	$11,666	$(49,483)

	Year Ended December 31, 2020
	CSI Compressco LP	Spartan Treating	Total
	(In Thousands, Unaudited)
Revenue	$301,587	$32,315	$333,902
Income (loss) from continuing operations	$(62,954)	$8,075	$(54,879)
Net income (loss)	$(73,840)	$8,075	$(65,765)

NOTE 5 — INVENTORIES

Components of inventories, net of reserve as of December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
	(In Thousands)
Parts and supplies	$31,441	$28,483
Work in progress	1,830	2,705
Total inventories	$33,271	$31,188

    Inventories consist primarily of compressor package parts and supplies. Work in progress inventories consisted primarily of work in progress for our aftermarket business that has not been invoiced.
NOTE 6 — LEASES

Lessee Accounting

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms up to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. Our leases generally require us to pay all maintenance and insurance costs. On February 12, 2021, we entered into a build-to-suit arrangement for a facility to serve as support for our aftermarket services. The lease on the facility has a 10-year term with initial base rent of $0.5 million per year, and is expected to commence during the first quarter of 2022.

During the fourth quarter of 2019, we entered into a lease agreement commitment for 14 compressor packages. During 2020, we took delivery of all 14 of the compressor packages. We have no other leases that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Total lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), was $13.7 million for the year ended December 31, 2021, of which $3.1 million related to short-term leases. Total lease expense was $13.5 million for the year ended December 31, 2020, of which $3.2 million related to short-term leases. Variable rent expense was not material.

Operating lease supplemental cash flow information:

	Year Ended December 31,
	2021	2020
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$10,675	$10,100

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,382	$19,114

 Supplemental balance sheet information:

	December 31, 2021	December 31, 2020
	(In Thousands)
Operating leases:
Operating right-of-use asset	$25,898	$32,637

Accrued liabilities and other	$7,716	$8,099
Operating lease liabilities	17,648	24,059
Total operating lease liabilities	$25,364	$32,158

Additional operating lease information:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	4.10 years	4.73 years

Weighted average discount rate:
Operating leases	10.09%	9.02%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2021:

Operating Leases
(In Thousands)
2022	$9,594
2023	7,391
2024	4,898
2025	4,240
2026	3,460
Thereafter	1,122
Total lease payments	30,705
Less imputed interest	(5,341)
Total lease liabilities	$25,364

Lessor Accounting

Our leased equipment primarily consists of amine plants, cooling units and other production equipment. Certain of our agreements with our customers for rental equipment contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer has the right to obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use. We have elected to apply the practical expedient provided to lessors to combine the lease and non-lease component of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component.

Our lease agreements generally have contract terms based on monthly rates. Lease revenue is recognized straight-line based on these monthly rates. We do not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets.

We recognized operating lease revenue, which is included in “Equipment rentals” on the consolidated statements of operations as follows:

	December 31, 2021	December 31, 2020
	(In Thousands)
Equipment rentals	$12,903	$—

The following table presents the maturity of lease payments for operating lease agreements in effect as of December 31, 2021. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from 1 month to 7 years. The following table presents the undiscounted cash flows expected to be received related to these agreements:

	2022	2023	2024	2025	2026	Thereafter
	(In Thousands)
Future minimum lease revenue	$11,540	5,467	1,697	$1,599	$1,576	$3,421
NOTE 7 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		December 31, 2021	December 31, 2020
	Scheduled Maturity	(In Thousands)
Credit Agreement (1)	June 29, 2023	330	$—
Spartan Credit Agreement (2)	January 29, 2024	58,045	—
7.25% Senior Notes due 2022 (3)	August 15, 2022	—	80,001
7.5% First Lien Notes due 2025 (4)	April 1, 2025	399,767	399,654
10.000%/10.750% Second Lien Notes due 2026 (5)	April 1, 2026	172,999	158,976
Total long-term debt		$631,141	$638,631

(1) Net of unamortized deferred financing costs of $0.5 million as of December 31, 2021. Because there was no outstanding balance on the Credit Agreement, associated deferred financing costs of $0.6 million as of December 31, 2020 were classified as other long-term assets on the accompanying consolidated balance sheet.
(2) Net of unamortized deferred financing costs of $1.0 million as of December 31, 2021.
(3) Net of unamortized deferred financing costs of $0.4 million and unamortized discount of $0.3 million as of December 31, 2020 .
(4) Net of unamortized deferred financing costs of $3.9 million and $5.2 million as of December 31, 2021 and 2020, respectively, unamortized discount of $0.2 million and $0.2 million as of December 31, 2021 and 2020, respectively, and deferred restructuring gain of $3.9 million and $5.0 million as of December 31, 2021 and 2020, respectively.
(5) Net of unamortized deferred financing costs of $2.0 million and $1.2 million, unamortized discount of $0.9 million and $0.7 million,and deferred restructuring gain of $3.1 million and $3.7 million as of December 31, 2021 and 2020, respectively.

    Scheduled maturities for the next five years and thereafter are as follows:

December 31, 2021
(In Thousands)
2022	$—
2023	822
2024	59,014
2025	400,000
2026	172,717
Thereafter	—
Total maturities	$632,553

Our Credit Agreement and indentures contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit agreement and indentures as of December 31, 2021.

    Refer to Note 8 - “Related Party Transactions,” for a discussion of our amounts payable to affiliates.

Credit Agreement

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

On November 10, 2021, the Partnership and CSI Compressco Sub Inc., as borrowers, entered into the Fourth Amendment to Loan and Security Agreement (the “Amendment”) amending the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., in its capacity as administrative agent, issuing bank and swing line issuer (“Administrative Agent”), and the other lenders and loan parties party thereto. The Amendment provided for changes and modifications to the Credit Agreement as set forth therein, which include, among other things, changes to certain terms of the Credit Agreement to permit: (i) the consummation of the Spartan Acquisition pursuant to the Contribution Agreement, and after giving effect to such Spartan Acquisition, for Spartan Terminals and Spartan Operating to become Immaterial Subsidiaries (as defined in the Credit Agreement) and Treating Holdco and its subsidiaries to become Unrestricted Subsidiaries (as defined in the Credit Agreement), in each case under the Credit Agreement and related loan documents; (ii) the sale by CSI Compressco Leasing LLC, a Delaware limited liability company and a subsidiary of the Partnership, and subsequent leaseback by CSI Compressco Operating LLC, a Delaware limited liability company and subsidiary of the Partnership, of certain compressor units with Treating Holdco and/or its subsidiaries occurring on or about the date of the Amendment (the “Spartan Sale/Leaseback”); and (iii) the consummation of the Redemption (as defined below) within 45 days following the date of the Amendment utilizing proceeds from the Spartan Sale/Leaseback, the Private Placement ( as defined in Note 12 - “Equity Compensation”) and the issuance of the New Second Lien Notes (as defined below). Refer to Note 8 - “Related Party Transactions,” for a discussion of the Spartan Acquisition and the Spartan Sale/Leaseback.

As of December 31, 2021, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $15.2 million.

The maturity date of the Credit Agreement is June 29, 2023. As of December 31, 2021, we had $0.8 million outstanding balance and had $2.1 million in letters of credit against our Credit Agreement.

Spartan Credit Agreement

On November 10, 2021, certain unrestricted subsidiaries of the Partnership, Spartan Energy Services LLC, as borrower, and Treating Holdco, as new guarantor, entered into the First Amendment to Loan, Security and Guaranty Agreement (the “Spartan Amendment”) amending the Loan, Security and Guaranty Agreement dated January 29, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Spartan Credit Agreement”) with Bank of America, N.A., in its capacity as agent, and the other lenders and loan parties party thereto. The Spartan Amendment provided for changes and modifications to the Spartan Credit Agreement as set forth therein, which include, among other things, changes to certain terms of the Spartan Credit Agreement as follows: (i) increase in Commitments (as defined in the Spartan Credit Agreement) from $55,000,000 to $70,000,000; (ii) permit the consummation of the Spartan Acquisition pursuant to the Contribution Agreement, and after giving effect to such Spartan Acquisition, the release of each of Spartan, Spartan Terminals and Spartan Operating as Obligors (as defined in the Spartan Credit Agreement) and the joinder of Spartan Treating as a Guarantor (as defined in the Spartan Credit Agreement), in each case under the Spartan Credit Agreement and related loan documents; (iii) revise Change of Control (as defined in the Spartan Credit Agreement) to allow for Control (as defined in the Spartan Credit Agreement) by the Partnership and the general partner; and (iv) permit the Spartan Sale/Leaseback. Refer to Note 8 - “Related Party Transactions,” for a discussion of the Spartan Acquisition and the Spartan Sale/Leaseback.

As of December 31, 2021, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Spartan Credit Agreement, we had availability of $10.9 million.

The maturity date of the Spartan Credit Agreement is January 29, 2024. As of December 31, 2021, we had $59.0 million outstanding and no letters of credit against the Spartan Credit Agreement.

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

On November 10, 2021, the Issuers delivered a notice of redemption with respect to their 7.25% Senior Notes due 2022 (the “2022 Notes”) calling for redemption of all of the outstanding 2022 Notes at a redemption price equal to 100.0% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2022 Notes (the “Redemption”). On December 13, 2021 the 7.25% Senior Notes were redeemed and as result of the redemption, we incurred $0.3 million in costs related to the make-whole provision premium and the write off of unamortized discount and issuance costs. The 2022 Notes were redeemed in full in December 2021 using proceeds from the Private Placement and the issuance of the New Second Lien Notes (as defined below), among other sources of cash.

7.50% First Lien Notes due 2025

As of December 31, 2021, our First Lien Notes had $399.8 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

On June 12, 2018, the Issuers issued $155,529,000 in aggregate principal amount of 10.000%/10.750% Senior Secured Second Lien Notes due 2026 (the “Existing Second Lien Notes” and, together with the New Second Lien Notes, the “Second Lien Notes”) pursuant to the Second Lien Base Indenture. On November 10, 2021, the Partnership and the Partnership’s wholly owned subsidiary, CSI Compressco Finance Inc. (“Finance Corp” and, together with the Partnership, the “Issuers”) entered into a Securities Purchase Agreement, pursuant to which the Issuers, on November 16, 2021, issued $10 million in aggregate principal amount of the Issuers’ 10.000%/10.750% Senior Secured Second Lien Notes due 2026 (the “New Second Lien Notes”) to the purchasers party thereto. In connection therewith, the Issuers entered into a First Supplemental Indenture (the “Second Lien Supplemental Indenture”), by and among the Issuers, the subsidiary guarantors named therein, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral trustee, to the Indenture, dated June 12, 2020, by and among the Issuers, the subsidiary guarantors named therein, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral trustee (the “Second Lien Base Indenture” and, together with the Second Lien Supplemental Indenture, the “Second Lien Indenture”). The New Second Lien Notes were issued as “additional notes” under the Second Lien Indenture and are treated as a single class with the Existing Second Lien Notes.

As of December 31, 2021, our Second Lien Notes had $173.0 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

During the fourth quarter of 2021, the second quarter of 2021 and the second quarter of 2020, the Partnership elected to increase the principal amount outstanding through the issuance of PIK notes. As of December 31, 2021, our principal amount outstanding included $7.2 million of PIK notes.
NOTE 8 — RELATED PARTY TRANSACTIONS

GP Sale

On January 29, 2021, Spartan acquired from TETRA Technologies, Inc. (“TETRA”) the Partnership’s general partner, its IDRs and 10.95 million common units in the Partnership (the “GP Sale”). The Partnership did not issue any common units or incur any debt as a result of the transaction. TETRA retained 5.2 million common units of the Partnership.

Acquisition of Spartan entities

On November 10, 2021, the Partnership entered into the Contribution Agreement by and among the Partnership, the general partner, Spartan, and Compressco Sub. Pursuant to the terms of the Contribution Agreement, Spartan contributed to the Partnership 100% of the limited liability company interest in Treating Holdco, 100% of the common stock in Spartan Terminals, and 99% of the limited liability company interests in Spartan Operating and the general partner agreed to cancel its IDRs in the Partnership in exchange for 48.4 million common units representing the limited partner interests in the Partnership. We refer to the acquisition of the Contributed Interests as the Spartan Acquisition. The general partner agreed to cancel its IDRs in the Partnership within 60 days of the Spartan Acquisition, and amended and restated its limited partnership agreement on January 6, 2022 to effect such cancellation.

Omnibus Agreement

On June 20, 2014, the Partnership, CSI Compressco GP and TETRA entered into a First Amendment to Omnibus Agreement (the “First Amendment”). The First Amendment amended the Omnibus Agreement previously entered into on June 20, 2011 (as amended, the “Omnibus Agreement”) to extend the term thereof. The Omnibus Agreement terminated upon the closing of the GP Sale (as defined below).

Under the terms of the Omnibus Agreement, our general partner provided all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provided certain corporate and general and administrative services as requested by our general partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimbursed our general partner and TETRA for services they provided to us. For the years ended December 31, 2021 and 2020, we were charged by TETRA $0.8 million and $32.6 million, respectively, for expenses incurred on our behalf as described below. Amounts charged under the Omnibus Agreement and outstanding as of December 31, 2021 and 2020 are included in amounts payable in the accompanying consolidated balance sheets.

Upon the closing of the GP Sale, the Omnibus Agreement terminated in accordance with its terms. Beginning in February 2021, we reimburse our general partner under the terms of our partnership agreement for any expenses and expenditures incurred or payments made on our behalf, including operating expenses related to our operations and for the provision of various general and administrative services for our benefit. From February 2021 through November 10, 2021 we were charged $2.3 million.

Transition Services Agreement

TETRA provided back-office support to the Partnership under a Transition Services Agreement for a period of time until the Partnership completed a full separation from TETRA’s back-office support functions. The Transition Services Agreement with TETRA expired on January 31, 2022. For the year ended December 31, 2021, we were charged $6.1 million for support functions.

Management Services Agreement

In connection with the Contribution Agreement, the Partnership entered into a Management Services Agreement, dated November 10, 2021, by and among the Partnership, the general partner, Spartan, Spartan Energy Partners GP LLC, the general partner of Spartan (“Spartan GP”), and Spartan Operating (the “Management Services Agreement”). Under the terms of the Management Services Agreement, the general partner, Spartan Operating and Spartan GP will provide certain services reasonably necessary for the operation of the businesses of the Partnership and its subsidiaries, Spartan, Spartan GP and Spartan Treating, including certain corporate and general and administrative services. Pursuant to the Management Services Agreement, the general partner and Spartan GP will allocate any costs and expenses incurred on a reasonable basis, and the parties will reimburse such other parties for costs and expenses allocated to them. From November 10, 2021 through December 31, 2021, we were charged $0.5 million.

Spartan and General Partner Ownership

As of December 31, 2021, Spartan’s ownership interest in us was approximately 43.6%, with the common units held by the public representing an approximate 56% interest in us. As of December 31, 2021, Spartan’s ownership was through various wholly owned subsidiaries and consisted of approximately 43.1% of the limited partner interests plus the approximate 0.5% general partner interest. As a result of its ownership of common units and its general partner interest in us, Spartan received distributions of $0.3 million during the year ended December 31, 2021. Prior to the GP sale, as a result of its ownership of common units and its general partner interest in us, TETRA received distributions of $0.1 million and $0.7 million, during the years ended December 31, 2021 and 2020, respectively.

Indemnification Agreement

We anticipate entering into indemnification agreements with each of our current directors and officers with regard to their services as a director or officer, in order to enhance the indemnification rights provided under Delaware law and our Partnership Agreement. The individual indemnification agreements provide each such director or officer with the right to receive his or her costs of defense if he or she is made a party or witness to any proceeding other than a proceeding brought by or in the right of us, provided that such director or officer has not acted in bad faith or engaged in fraud with respect to the action that gave rise to his or her participation in the proceeding.

Other Sources of Financing

In February 2019, we entered into a transaction with TETRA whereby TETRA agreed to fund the construction of and purchase from us up to $15.0 million of new compression services equipment and to subsequently lease the equipment back to us in exchange for a monthly rental fee. Pursuant to this arrangement, $14.8 million was funded by TETRA for the construction of new compressor services equipment and all compression units were completed and deployed under this agreement. For accounting purposes, the inclusion of a repurchase option that allowed us to repurchase the equipment at a fixed price during certain periods of the agreement caused the transaction to be accounted for as a financing transaction, as opposed to a sale-leaseback, resulting in the funded amount being recorded as a financing obligation. Accordingly, the compressor services equipment was included in property, plant, and equipment and corresponding financing obligations were included in amounts payable to affiliates and long-term affiliate payable in our consolidated balance sheet as of December 31, 2020. In December 2020, TETRA sold these compressors and assigned the corresponding leases to Spartan Energy Partners LP (“Spartan”). In January 2021, TETRA sold the general partner, IDRs and a majority of its common units in the Partnership to Spartan who assumed the financing obligation. On November 10, 2021, the Partnership completed the Spartan Acquisition. See ‘Acquisition of Spartan entities’ for further description above. This resulted in the reassessment of the lease as an operating lease, thus the Partnership derecognized the assets and the related liabilities as of November 10, 2021. Additionally, all revenue and expenses were eliminated in consolidation.

Common Unit Purchase Agreement

On November 10, 2021, the Partnership closed a private placement of 39,050,210 common units to certain investors for gross proceeds of $52.7 million, pursuant to a Common Unit Purchase Agreement (the “Unit Purchase Agreement”) (the “Private Placement”). Of the amount raised, $7.0 million was contributed by management and other related parties. The Partnership also issued and sold approximately 3.0 million common units at $1.35 per unit to Spartan, raising an additional $4.0 million.

Purchase of Compressor units from the Partnership by SES (“Spartan Sale-Leaseback”)
On November 10, 2021, the Partnership sold 25 compressor units to Spartan Energy Service LLC (“SES”) and concurrently signed a lease agreement with SES for those units. This generated approximately $24 million in cash proceeds. As SES is an unrestricted subsidiary of the Partnership, the Spartan Sale-Leaseback has been eliminated in the consolidated income statements.

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

NOTE 9 — SALE OF ASSETS

In April 2020, we entered into a purchase and sale agreement for the sale of our Midland manufacturing facility. The Midland facility was used to design, fabricate and assemble new standard and customized compressor packages for our new unit sales business. On July 2, 2020, we completed the sale of our Midland manufacturing facility for a total sale price of $17.0 million. The sale of the Midland facility resulted in a gain of $0.3 million during the year ended December 31, 2020. Additionally, during the year ended December 31, 2020, we sold the remaining inventory and equipment related to the fabrication of new compressors for a gain of $0.5 million. These gains are reflected in income (loss) from discontinued operations, net of taxes in our statement of operations.

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

On November 10, 2021, the Partnership sold 25 compressor units to SES and concurrently signed a lease agreement with SES for those units. This generated approximately $24 million in cash proceeds. As SES is an unrestricted subsidiary of the Partnership, the 2021 Sale-Leaseback is eliminated in the consolidated income statements.

NOTE 10 — DISCONTINUED OPERATIONS

As discussed in Note 9 - “Sale of Assets”, we completed the sale of our Midland manufacturing facility on July 2, 2020. The Midland facility was used to design, fabricate and assemble new standard and customized compressor packages for our new unit sales business. In connection with the Midland manufacturing facility sale, we entered into an agreement with the buyer to continue to operate a portion of the facility, which allowed us to close out the remaining backlog for the new unit sales business and to continue to operate our aftermarket services business at that location for an interim period. Following completion of the last unit in October 2020, we ceased fabricating new compressor packages for sales to third parties or for our own service fleet. The operations associated with the new unit sales business were previously reported in equipment sales revenues and are now reflected as discontinued operations in our financial statements for all periods presented. Used equipment sales revenue continues to be included in equipment sales revenue. A summary of financial information related to our discontinued operations for the new unit sales business is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Income (Loss) from Discontinued Operations
(in thousands)

	Year Ended December 31,
	2021	2020
Revenue	$204	$36,815
Cost of revenues	461	38,503
Depreciation, amortization, and accretion	—	526
Impairments of long-lived assets	—	5,474
General and administrative expense	355	3,904
Other (income) expense, net	—	(773)
Total pretax income (loss) from discontinued operations	(612)	(10,819)
Income tax provision	—	67
Total income (loss) from discontinued operations	$(612)	$(10,886)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	December 31, 2021	December 31, 2020
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	—	—
Inventories	—	32
Other Current Assets	—	7
Current assets of discontinued operations	$—	$39
Property, plant, and equipment	—	—
Other assets	—	—
Long-term assets of discontinued operations	—	—
Total assets of discontinued operations	$—	$39

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$—	$—
Accrued liabilities	262	345
Current liabilities of discontinued operations	$262	$345
Long-term liabilities of discontinued operations	—	—
Total liabilities of discontinued operations	$262	$345

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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
NOTE 12 — EQUITY-BASED COMPENSATION

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

During the year ended December 31, 2021, we granted to certain officers and employees an aggregate of 1,786,978 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $1.95 per unit, or an aggregate market value of $3.5 million. During the year ended December 31, 2020, we granted to certain officers and employees 1,329,830 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $2.08 per unit, or an aggregate market value of $2.8 million. The fair value of awards vesting during 2021 and 2020 was approximately $1.9 million and $1.1 million, respectively. The fair value of awards is amortized straight-line over the vesting period. Adjustments to the amortized expense related to performance phantom units may be recognized prior to vesting depending on the expected achievement of the performance target.

The following is a summary of unit activity for the year ended December 31, 2021:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2020	1,554	$2.31
Units granted (1)	1,787	1.95
Cancelled/forfeited	(237)	2.42
Exercised/released	(822)	2.35
Nonvested units outstanding at December 31, 2021 (2)	2,282	$2.01

(1)    This number excludes 164,854 performance-based phantom units, which represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved.
(2)    This number excludes an additional 0 performance-based phantom units, which, when combined with the 164,854 granted, (net of 2021 forfeitures), represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 329,708.

Total estimated unrecognized equity-based compensation expense from unvested units as of December 31, 2021, was approximately $2.8 million and is expected to be recognized over a weighted average period of approximately 1.92 years. The amount recognized in 2021 and 2020 was approximately $2.0 million and $1.4 million, respectively, and is included in selling, general, and administrative expense in our consolidated statements of operations.

Common Unit Purchase Agreement

On November 10, 2021, the Partnership closed the Private Placement of 39,050,210 common units to certain investors for gross proceeds of $52.7 million, pursuant to the Unit Purchase Agreement. The proceeds of the Private Placement were used for general partnership purposes, including the repayment or redemption of indebtedness. Of the amount raised, $7.0 million was contributed by management and other related parties. The Partnership also issued and sold approximately 3.0 million common units at $1.35 per unit to Spartan, raising an additional $4.0 million. All funds were collected as of November 10, 2021.
NOTE 13 — FAIR VALUE MEASUREMENTS

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

Financial Instruments

Derivative Contracts

We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2021 and 2020, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

	December 31, 2021
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$5,572	$21.45	1/3/2022

	December 31, 2020
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$6,002	$19.11	1/4/2021

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

    The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the years ended December 31, 2021 and 2020, we recognized approximately $0.3 million and $(0.2) million of net (gains) losses, respectively, associated with our foreign currency derivatives programs. These amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Fair Value of Debt

The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.25% Senior Notes	$—	$—	$80,722	$67,274
7.50% First Lien Notes	400,000	405,000	400,000	369,680
10.000%/10.750% Second Lien Notes	172,717	168,399	157,162	114,728
	$572,717	$573,399	$637,884	$551,682
Impairments

During the year ended December 31, 2021, there were no impairments of long-lived assets. During the year ended December 31, 2020, we recorded impairments of $15.4 million on certain long-lived assets where the carrying values exceeded their respective fair values.
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

Other

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and variable-rate long-term debt pursuant to our revolving credit facility approximate their carrying amounts due to the short-term nature of these items.
NOTE 14 — INCOME TAXES

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. Our operations are treated as a partnership for federal tax purposes with each partner being separately taxed on its share of our taxable income. However, a portion of our business is conducted through taxable U.S. corporate subsidiaries. Accordingly, a U.S. federal and state income tax provision has been reflected in the accompanying statements of operations. State tax expense relating to the Texas franchise tax liability is included in the provision for income taxes. Certain of our operations are located outside of the U.S., and the Partnership, through its foreign subsidiaries, is responsible for income taxes in these countries.

The income tax provision (benefit) attributable to our operations for the years ended December 31, 2021 and 2020, consists of the following:

	Year Ended December 31,
	2021	2020
	(In Thousands)
Current
Federal	$—	$—
State	530	663
Foreign	5,005	2,186
	5,535	2,849
Deferred
Federal	4	—
State	4	15
Foreign	(591)	280
	(583)	295
Total tax provision	$4,952	$3,144

A reconciliation of the provision for income taxes computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes is as follows:

	Year Ended December 31,
	2021	2020
	(In Thousands)
Income (loss) tax provision computed at statutory federal income tax rates	$(9,389)	$(12,560)
Partnership (earnings) losses	9,389	12,560
Corporate subsidiary earnings (loss) subject to federal tax	(485)	(1,800)
Valuation allowances	1,865	2,133
Income tax expense attributable to foreign earnings	3,362	1,934
State income taxes (net of federal benefit)	57	764
Other	153	113
Total tax provision	$4,952	$3,144

Income (loss) before income tax provision includes the following components:

	Year Ended December 31,
	2021	2020
	(In Thousands)
United States	$(57,987)	$(67,992)
International	13,279	8,182
Total	$(44,708)	$(59,810)

We file U.S. federal, state, and foreign income tax returns on behalf of all of our consolidated subsidiaries. With few exceptions, we are not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2014. We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2015
United States – State and Local	2015
Non-U.S. jurisdictions	2014

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

	December 31, 2021	December 31, 2020
Deferred Tax Assets	(In Thousands)
Amortization for book in excess of tax expense	36,385	19,939
Accruals	5,065	3,542
Net operating losses	25,228	22,816
Other	4,504	3,302
Total deferred tax assets	71,182	49,599
Valuation allowance	(27,784)	(41,830)
Net deferred tax assets	$43,398	$7,769

	December 31, 2021	December 31, 2020
Deferred Tax Liabilities	(In Thousands)
Accruals	$1,251	$1,938
Depreciation for tax in excess of book expense	38,015	3,734
Right-of-use Asset	4,493	3,330
All other	453	235
Total deferred tax liability	44,212	9,237
Net deferred tax liability	$814	$1,468

At December 31, 2021, we have federal, state, and foreign net operating loss carryforwards/carrybacks equal to approximately $21.4 million, $2.1 million, and $1.7 million, respectively. In those foreign jurisdictions and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire from 2022 to 2040. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended.

    The valuation allowance decreased $14.0 million during the year ended December 31, 2021 primarily due to the acquisition of Spartan Treating and the associated deferred tax attributes. The valuation allowance increased $4.2 million during the year ended December 31, 2020 primarily due to the increase in deferred tax assets as a result of losses generated by our U.S. corporate subsidiaries. We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

    ASC 740, “Income Taxes” provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2021 and 2020, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.
NOTE 15 — EARNINGS PER COMMON UNIT

The computations of earnings per common unit are based on the weighted average number of common units outstanding during the applicable full-year period. Basic earnings per common unit is determined by dividing net income (loss) allocated to the common units after deducting the amount allocated to our general partner by the weighted average number of outstanding common units during the period.

When computing earnings per common unit under the two-class method in periods when distributions are greater than earnings, the amount of the distributions is deducted from net income (loss) and the excess of distributions over earnings is allocated between the general partner and common units based on how our partnership agreement allocates net losses.

When earnings are greater than distributions, we determine cash distributions based on available cash. The amount of net income is allocated between the general partner and common units based on how our partnership agreement allocates net earnings.

The following is the number of the weighted average basic and diluted common units outstanding:

	Year Ended December 31,
	2021	2020
Weighted average basic and diluted common units outstanding	61,054,134	47,301,804

    Diluted earnings per unit are computed using the treasury stock method which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. As of December 31, 2021 and 2020 there were no units excluded from the dilution calculation.
NOTE 16 — SEGMENTS

    ASC 280, “Segment Reporting”, defines the characteristics of an operating segment as (i) being engaged in business activity from which it may earn revenues and incur expenses, (ii) being reviewed by the company’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated and to assess its performance, and (iii) having discrete financial information. Due to the contribution of entities by our general partner, we have identified our operating segments as legacy Partnership (excluding Spartan Treating) and Spartan Treating. See Note 4 - “Common Control Acquisition,” for a description of the contribution of Spartan Treating to the Partnership. In 2021, these two operating segments had discrete financial information and were managed separately. The Partnership (excluding Spartan Treating) and Spartan Treating operating segments are both individually material, however, because they have similar economic characteristics and are similar in the nature of products and services, the type or class of customers, methods used to distribute their products or provides services, and production process and regulatory environment, management has determined that they should be aggregated. Based on this, our general partner has concluded that we operate in one reportable segment.

NOTE 17 — GEOGRAPHIC INFORMATION

Our headquarters are in the United States of America and we also have operations in Latin America, Canada, and to a lesser extent, in other countries located in Europe, North Africa, and the Asia-Pacific region. We attribute revenue to the countries based on the location of customers. Long-lived assets consist primarily of compressor packages and are attributed to the countries based on the physical location of the compressor packages at a given year-end. Information by geographic area is as follows:

	Year Ended December 31,
	2021	2020
	(In Thousands)
Revenues from external customers:
U.S.	$261,751	$268,605
Latin America	33,089	26,872
Canada	4,027	3,442
Egypt	3,430	—
Other	1,874	2,668
Total	$304,171	$301,587
Identifiable assets:
U.S.	$651,452	$654,055
Latin America	59,396	51,424
Egypt	7,432	—
Canada	4,081	4,487
Total identifiable assets	$722,361	$709,966

NOTE 18 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2021 and 2020 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2021	(In Thousands, Except Per Share Amounts)
Total revenues	$69,766	$76,530	$77,686	$80,189
Net loss	$(12,848)	$(9,551)	$(10,636)	$(17,237)
Common units interest in net loss	$(12,670)	$(9,419)	$(10,489)	$(17,121)
Net loss per common unit - basic and diluted	$(0.26)	$(0.20)	$(0.22)	$(0.17)

2020
Total revenues	$85,435	$72,770	$72,258	$71,124
Net loss	$(13,630)	$(24,578)	$(12,607)	$(23,025)
Common units interest in net loss	$(13,438)	$(24,233)	$(12,430)	$(22,702)
Net loss per common unit - basic and diluted	$(0.28)	$(0.51)	$(0.25)	$(0.49)
The operating results noted above include the operating results of Spartan Treating, as a result of the common control acquisition on January 29, 2021.
NOTE 19 — SUBSEQUENT EVENTS

The Partnership has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.

On January 6, 2022, the general partner amended and restated the Second Amended and Restated Agreement of Limited Partnership of the Partnership in its entirety by executing the Third Amended and Restated

Agreement of Limited Partnership of the Partnership to reflect, among other things, the cancellation and elimination of the IDRs.

On January 20, 2022, the board of directors of our general partner declared a cash distribution attributable to the quarter ended December 31, 2021 of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution was paid on February 14, 2022, to the holders of common units of record as of the close of business January 31, 2022.