Form 10-Q
period 2022-03-31
CSI Compressco LP
filed 2022-05-16
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to______

Commission File Number 001-35195
CSI Compressco LP
(Exact name of registrant as specified in its charter)

Delaware	94-3450907
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1735 Hughes Landing Boulevard, Suite 200
The Woodlands,
TX	77380
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 13, 2022, there were 141,213,944 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Contract services	$62,807	$56,237
Aftermarket services	12,868	11,034
Equipment rentals	3,500	2,025
Equipment sales	837	470
Total revenues	80,012	69,766
Cost of revenues (excluding depreciation and amortization expense):
Cost of contract services	31,040	27,397
Cost of aftermarket services	10,633	9,545
Cost of equipment rentals	516	154
Cost of equipment sales	452	360
Total cost of revenues	42,641	37,456
Depreciation and amortization	19,359	19,134
Selling, general, and administrative expense	10,841	10,301
Interest expense, net of capitalized interest of $78 in 2022 and $34 in 2021	12,381	13,708
Other expense, net	544	294
Loss before taxes and discontinued operations	(5,754)	(11,127)
Provision for income taxes	816	1,706
Loss from continuing operations	(6,570)	(12,833)
Loss from discontinued operations, net of taxes	—	(62)
Net loss	$(6,570)	$(12,895)

General partner interest in net loss	$(31)	$(179)
Common units interest in net loss	$(6,539)	$(12,716)

Basic and diluted net loss per common unit:
Loss from continuing operations per common unit	$(0.05)	$(0.27)
Loss from discontinued operations per common unit	—	—
Net loss per common unit	$(0.05)	$(0.27)
Weighted average common units outstanding:
Basic	140,770,406	47,723,874
Diluted	140,770,406	47,723,874

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(6,570)	$(12,895)
Foreign currency translation adjustment, net of tax of $0 in 2022 and 2021	12	57
Comprehensive loss	$(6,558)	$(12,838)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,294	$6,598
Trade accounts receivable, net of allowance for doubtful accounts of $1,231 as of March 31, 2022 and $1,223 as of December 31, 2021	65,256	53,520
Inventories	38,360	33,271
Prepaid expenses and other current assets	5,985	7,390
Total current assets	126,895	100,779
Property, plant, and equipment:
Land and building	9,087	13,409
Compressors and equipment	1,094,369	1,072,927
Vehicles	8,464	8,469
Construction in progress	14,925	31,968
Total property, plant, and equipment	1,126,845	1,126,773
Less accumulated depreciation	(568,593)	(556,311)
Net property, plant, and equipment	558,252	570,462
Other assets:
Intangible assets, net of accumulated amortization of $34,411 as of March 31, 2022 and $33,672 as of December 31, 2021	21,356	22,095
Operating lease right-of-use assets	29,755	25,898
Deferred tax asset	5	5
Other assets	3,400	3,122
Total other assets	54,516	51,120
Total assets	$739,663	$722,361
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$33,945	$28,958
Accrued liabilities and other	53,235	42,075
Amounts payable to affiliates	682	—
Current liabilities associated with discontinued operations	262	262
Total current liabilities	88,124	71,295
Other liabilities:
Long-term debt, net	630,182	631,141
Deferred tax liabilities	876	819
Operating lease liabilities	21,469	17,648
Other long-term liabilities	5,770	299
Total other liabilities	658,297	649,907
Commitments and contingencies
Partners’ capital:
General partner interest	(1,524)	(1,486)
Common units (141,213,944 units issued and outstanding at March 31, 2022 and 140,386,811 units issued and outstanding at December 31, 2021)	9,158	17,049
Accumulated other comprehensive loss	(14,392)	(14,404)
Total partners’ capital	(6,758)	1,159
Total liabilities and partners’ capital	$739,663	$722,361

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2021	$(1,486)	140,386	$17,049	$(14,404)	$1,159
Net loss	(31)	—	(6,539)	—	(6,570)
Distributions ($0.01 per unit)	(7)	—	(1,404)	—	(1,411)
Equity compensation, net	—	—	52	—	52
Vesting of Phantom Units	—	828	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	12	12
Balance at March 31, 2022	$(1,524)	141,214	$9,158	$(14,392)	$(6,758)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2020	$(885)	47,352	$(10,055)	$(14,393)	$(25,333)
Net loss	(179)	—	(12,716)	—	(12,895)
Distributions ($0.01 per unit)	(7)	—	(477)	—	(484)
Equity compensation, net	—	—	474	—	474
Vesting of Phantom Units	—	619	—	—	—
Consideration for the Spartan acquisition	—	—	26,444	—	26,444
Translation adjustment, net of taxes of $0	—	—	—	57	57
Other	—	—	(141)	—	(141)
Balance at March 31, 2021	$(1,071)	47,971	$3,529	$(14,336)	$(11,878)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(6,570)	$(12,895)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization	19,359	19,134
Provision for deferred income taxes	39	392
Equity compensation expense	52	474
Provision for doubtful accounts	22	149
Amortization of deferred financing costs	125	191
Other non-cash charges and credits	953	42
Gain on sale of property, plant, and equipment	231	(53)
Changes in operating assets and liabilities:
Accounts receivable	(11,805)	(4,678)
Inventories	(7,720)	(3,455)
Prepaid expenses and other current assets	1,105	(3,336)
Accounts payable and accrued expenses	15,194	15,045
Other	785	534
Net cash provided by (used in) operating activities	11,770	11,544
Investing activities:
Purchases of property, plant, and equipment, net	(9,202)	(4,565)
Proceeds from sale of property, plant, and equipment	3,267	157
Acquisition of affiliate from TETRA, net of cash acquired	—	5
Acquisition of business	—	1,169
Net cash used in investing activities	(5,935)	(3,234)
Financing activities:
Proceeds from long-term debt	4,227	11
Payments of long-term debt	(5,568)	(2,521)
Distributions	(1,411)	(484)
Other financing activities	7,612	(156)
Net cash used in financing activities	4,860	(3,150)
Effect of exchange rate changes on cash	1	(12)
Increase (decrease) in cash and cash equivalents and restricted cash	10,696	5,148
Cash and cash equivalents at beginning of period	6,598	16,577
Cash and cash equivalents and restricted cash at end of period	$17,294	$21,725
Supplemental cash flow information:
Interest paid	$6	$2,926
Income taxes paid	$2,151	$327
Decrease (increase) in accrued capital expenditures	$(756)	$218

See Notes to Consolidated Financial Statements

CSI Compressco LP
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

    CSI Compressco LP, a Delaware limited partnership, is a provider of compression and treating services. Natural gas compression is used for oil production, gathering, artificial lift, transmission, processing, and storage. Treating services include the removal of contaminants from a natural gas stream and cooling to reduce the temperature of produced gas and liquids. We also sell used standard compressor packages and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide contract and treating services and compressor parts and component sales to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of international locations, including the countries of Mexico, Canada, Argentina, Egypt and Chile. Previously, our equipment sales (new unit sales) business included the fabrication and sale of new standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas. In the fourth quarter of 2020, we fully exited the new unit sales business and we have reflected these operations as discontinued operations for all periods presented. See Note 2 - “Discontinued Operations.” Used equipment sales revenue continues to be included in equipment sales revenue. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing CSI Compressco LP and its wholly owned subsidiaries.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of March 31, 2022, and for the three-month periods ended March 31, 2022 and March 31, 2021 include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2022.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2021 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 14, 2022.

On November 10, 2021, the Partnership entered into a Contribution Agreement (the “Contribution Agreement”) by and among the Partnership, CSI Compressco GP LLC, a Delaware limited liability company (our “general partner”), Spartan Energy Partners, LP, a Delaware limited partnership (“Spartan”) and CSI Compressco Sub Inc., a Delaware corporation (“Compressco Sub”). Pursuant to the terms of the Contribution Agreement, Spartan contributed to the Partnership 100% of the limited liability company interest in Treating Holdco, LLC, a Delaware limited liability company (“Treating Holdco”), 100% of the common stock in Spartan Terminals Operating, Inc., a Delaware corporation (“Spartan Terminals”), and 99% of the limited liability company interests in Spartan Operating Company LLC, a Delaware limited liability company (“Spartan Operating” and together with Treating Holdco and Spartan Terminals, “Spartan Treating”) (such interests in Spartan Treating, the “Contributed Interests”) in exchange for 48.4 million common units in the partnership. We refer to the acquisition of the contributed interests as the “Spartan Acquisition.” The Spartan Acquisition was accounted for as a change in reporting entity between entities under common control in accordance with ASC 250-10-45-21. A change in reporting entity requires retrospective application for all periods as if the Spartan Acquisition had been in effect since inception of common control. As a result, the consolidated financial statements and notes thereto for the Partnership reflected in this report have been prepared as if the change in reporting entity occurred on January 29, 2021. See Note 4 - “Common Control Acquisition,” for a description of the transaction.

Segments

Our general partner has concluded that we operate in one reportable segment.

Business Combinations

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interests method of accounting. The assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair value of assets and liabilities. Accordingly, the financial statements reflect the combined entities at historical carrying values from the date of common control for the three months ended March 31, 2022 and March 31,2021.

Significant Accounting Policies

    Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the three months ended March 31, 2022.

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

We have $58.5 million outstanding under our variable rate revolving credit facilities as of March 31, 2022 and face market risk exposure related to changes in applicable interest rates.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, the Argentine peso, the Egyptian pound, and the Chilean peso as a result of our international operations. Foreign currency exchange (gains) losses are included in other (income) expense, net and totaled $0.4 million and $0.4 million during the three-month periods ended March 31, 2022 and 2021, respectively.

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

All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of March 31, 2022 and December 31, 2021. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term in determining the right-of-use asset and lease liability, if it is reasonably certain that we would exercise the option.

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

The leased equipment primarily consists of the Spartan Treating amine plants, cooling units and production equipment. All of this equipment is modular and skid mounted. It can be moved between locations. Lease terms for this equipment vary in length. Amine plants range from one to five years while the cooling units range from six months to two years.

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

We did not record any impairments of long-lived assets during the three-month periods ended March 31, 2022 and March 31, 2021.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three-month periods ended March 31, 2022 and March 31, 2021, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

Fair Value Measurements

    We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. We utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value (a Level 2 fair value measurement). Refer to Note 9 – “Fair Value Measurements” for further discussion.
Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets (a Level 3 fair value measurement) and for the impairment of long-lived assets (a Level 3 fair value measurement).

Distributions

On April 19, 2022, the board of directors of our general partner declared a cash distribution attributable to the quarter ended March 31, 2022 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution was paid on May 13, 2022 to each of the holders of common units of record as of the close of business on April 30, 2022.

New Accounting Pronouncements

Standards adopted in 2022

We did not adopt any new standards in 2022.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Income (Loss) from Discontinued Operations
(in thousands)

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$—
Cost of revenues	—	22
Depreciation and amortization	—	—
Impairments of long-lived assets	—	—
General and administrative expense	—	40
Total pretax loss from discontinued operations	—	(62)
Income tax provision	—	—
Total loss from discontinued operations	$—	$(62)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	March 31, 2022	December 31, 2021
Carrying amounts of major classes of assets included as part of discontinued operations
Inventories	$—	$—
Other Current Assets	—	—
Current assets of discontinued operations	$—	$—

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accrued liabilities	$262	$262
Current liabilities of discontinued operations	$262	$262
NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of March 31, 2022, we had $63.3 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not include revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of March 31, 2022 for completion of performance obligations of compression service contracts are as follows:

	2022	2023	2024	2025	Thereafter	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$42,970	$16,623	$3,343	$216	$120	$63,272

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheets, primarily associated with revenue accruals prior to invoicing, were $5.6 million and $4.1 million as of March 31, 2022 and December 31, 2021, respectively.

    The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Unearned income, beginning of period	$2,187	$670
Additional unearned income	2,339	314
Revenue recognized	(1,773)	(320)
Unearned income, end of period	$2,753	$664

    Unearned income is included in accrued liabilities and other on the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Contract services
United States	$52,926	$47,878
International	9,881	8,359
	62,807	56,237
Aftermarket services
United States	12,689	10,843
International	179	191
	12,868	11,034
Equipment rentals
United States	1,966	1,140
International	1,534	885
	3,500	2,025
Equipment sales
United States	715	470
International	122	—
	837	470
Total Revenue
United States	68,296	60,331
International	11,716	9,435
	$80,012	$69,766

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

The Partnership’s consolidated financial statements as of March 31, 2022 and December 31, 2021 include the assets and liabilities of Spartan Treating, including intercompany eliminations. As the results of operations for Spartan Treating were consolidated as of January 29, 2021, the date common control began, the Partnership’s balances for Partners’ capital as of January 29, 2021 were adjusted to include Spartan Treating’s equity balances as of that date. On November 10, 2021, Partners capital associated with Spartan Treating was $27.4 million. In consolidation, Partners capital associated with Spartan Treating is eliminated.

The consideration for the Spartan Treating acquisition was the issuance to Spartan of 48.4 million common units. The value of the common units was approximately $65.3 million. As the acquisition is accounted for as a transaction under common control and the transfer of assets and liabilities occurs at historical cost, the value of the common units has no impact on Partners’ capital. The difference between the consideration and the net assets acquired of $37.9 million is recognized as a deemed distribution as the book value of net assets as of November 10, 2021 was less than the consideration. As the Spartan Treating acquisition was accounted for retrospectively to the date of common control, the Partnership’s Consolidated Statement of Operations includes Spartan Treating’s net income of $1.6 million corresponding to the period from January 29, 2021 to March 31, 2021.

The following tables include unaudited pro-forma financial information and the effect of the Spartan Acquisition after elimination of intercompany transactions.

	Three Months Ended March 31, 2021
	CSI Compressco LP	Spartan Treating	Total
	(In Thousands, Unaudited)
Revenue	$65,710	$4,056	$69,766
Income (loss) from continuing operations	$(12,896)	$1,769	$(11,127)
Net income (loss)	$(14,464)	$1,569	$(12,895)

NOTE 5 — INVENTORIES

Components of inventories as of March 31, 2022 and December 31, 2021, are as follows:

	March 31, 2022	December 31, 2021
	(In Thousands)
Parts and supplies	$35,494	$31,441
Work in progress	2,866	1,830
Total inventories	$38,360	$33,271

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

We recognized operating lease revenue, which is included in “Equipment rentals” on the consolidated statements of operations as follows:

	March 31, 2022	March 31, 2021
	(In Thousands)
Equipment rentals	3,500	$2,025

The following table presents the maturity of lease payments for operating lease agreements in effect as of March 31, 2022. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from 1 month to 7 years. The following table presents the undiscounted cash flows expected to be received related to these agreements:

	2022	2023	2024	2025	2026	Thereafter
	(In Thousands)
Future minimum lease revenue	$8,807	5,518	1,744	1,599	1,576	3,421

NOTE 7 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	Scheduled Maturity	March 31, 2022	December 31, 2021
		(In Thousands)
Credit Agreement (1)	June 29, 2023	$—	$330
Spartan Credit Agreement (2)	January 29, 2024	57,621	58,045
7.50% First Lien Notes due 2025 (3)	April 1, 2025	398,964	399,767
10.00%/10.75% Second Lien Notes due 2026 (4)	April 1, 2026	173,597	172,999
Total long-term debt		$630,182	$631,141

(1) Net of unamortized deferred financing costs of $0.5 million as of December 31, 2021. Because there was no outstanding balance on the Credit Agreement, associated deferred financing costs of $0.1 million as of March 31, 2022 were classified as other long-term assets on the accompanying consolidated balance sheet.
(2) Net of unamortized deferred financing costs of $0.9 million and $1.0 million as of March 31, 2022 and December 31, 2021, respectively.
(3) Net of unamortized deferred financing costs of $4.2 million and $3.9 million as of March 31, 2022 and December 31, 2021, respectively, unamortized discount of $0.5 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively, and deferred restructuring gain of $3.6 million and $3.9 million as of March 31, 2022 and December 31, 2021, respectively.
(4) Net of unamortized deferred financing costs of $1.2 million and $2.0 million as of March 31, 2022 and December 31, 2021, respectively, unamortized discount of $0.8 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively, and deferred restructuring gain of $2.9 million and $3.1 million as of March 31, 2022 and December 31, 2021, respectively.

    Our Credit Agreement and Senior Note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of March 31, 2022.

    See Note 8 – “Related Party Transactions,” for a discussion of our amounts payable to affiliates and long-term affiliate payable to Spartan Energy Partners LP (“Spartan”).

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

On November 10, 2021, the Partnership and CSI Compressco Sub Inc., as borrowers, entered into the Fourth Amendment to Loan and Security Agreement (the “Amendment”) amending the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., in its capacity as administrative agent, issuing bank and swing line issuer (“Administrative Agent”), and the other lenders and loan parties party thereto. The Amendment provided for changes and modifications to the Credit Agreement as set forth therein, which include, among other things, changes to certain terms of the Credit Agreement to permit: (i) the consummation of the Spartan Acquisition pursuant to the Contribution Agreement, and after giving effect to such Spartan Acquisition, for Spartan Terminals and Spartan Operating to become Immaterial Subsidiaries (as defined in the Credit Agreement) and Treating Holdco and its subsidiaries to become Unrestricted Subsidiaries (as defined in the Credit Agreement), in each case under the Credit Agreement and related loan documents; (ii) the sale by CSI Compressco Leasing LLC, a Delaware limited liability company and a subsidiary of the Partnership, and subsequent leaseback by CSI Compressco Operating LLC, a Delaware limited liability company and subsidiary of the Partnership, of certain compressor units with Treating Holdco and/or its subsidiaries occurring on or about the date of the Amendment (the “Spartan Sale/Leaseback”); and (iii) the consummation of the Redemption (as defined below) within 45 days following the date of the Amendment utilizing proceeds from the Spartan Sale/Leaseback, the Private

Placement (as defined in our Annual Report on Form 10-K ) and the issuance of $10 million in aggregate principal amount of our 10.000%/10.750% Senior Secured Second Lien Notes due 2026 (the “New Second Lien Notes”. Refer to Note 8 - “Related Party Transactions,” for a discussion of the Spartan Acquisition and the Spartan Sale/Leaseback.

As of March 31, 2022, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $21.1 million.

The maturity date of the Credit Agreement is June 29, 2023. As of March 31, 2022 we had no outstanding balance and had $2.1 million in letters of credit against our Credit Agreement.

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

As of March 31, 2022, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Spartan Credit Agreement, we had availability of $5.1 million.

The maturity date of the Spartan Credit Agreement is January 29, 2024. As of March 31, 2022, we had $58.5 million outstanding and no letters of credit against the Spartan Credit Agreement.

7.50% First Lien Notes due 2025

As of March 31, 2022, our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) had $399.0 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of March 31, 2022, our 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes”) had $173.6 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien

Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

During the fourth quarter of 2021, the second quarter of 2021 and the second quarter of 2020, the Partnership elected to increase the principal amount outstanding through the issuance of PIK notes. As of March 31, 2022, our principal amount outstanding included $7.2 million of PIK notes.

Finance Agreement

During the first quarter of March 31, 2022, CSI Compressco Leasing LLC and CSI Compressco Operating LLC (individually and collectively as Debtor), with CSI Compressco LP (as Guarantor), entered into a Master Equipment Finance Agreement (the “Finance Agreement”) with a third party in the amount of $7.8 million to finance certain compression equipment. The note is payable in monthly installments of $0.2 million for 36 months. The current portion of this amount is classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.

NOTE 8 — RELATED PARTY TRANSACTIONS

GP Sale

On January 29, 2021, Spartan acquired from TETRA Technologies, Inc. (“TETRA”) the Partnership’s general partner, its incentive distribution rights (the “IDRs”) and 10.95 million common units in the Partnership (the “GP Sale”). The Partnership did not issue any common units or incur any debt as a result of the transaction. TETRA retained 5.2 million common units of the Partnership.

Acquisition of Spartan entities

On November 10, 2021, the Partnership entered into the Contribution Agreement by and among the Partnership, the general partner, Spartan, and Compressco Sub. Pursuant to the terms of the Contribution Agreement, Spartan contributed to the Partnership 100% of the limited liability company interest in Treating Holdco, 100% of the common stock in Spartan Terminals, and 99% of the limited liability company interests in Spartan Operating and the general partner agreed to cancel its IDRs in the Partnership in exchange for 48.4 million common units representing the limited partner interests in the Partnership. We refer to the acquisition of the Contributed Interests as the Spartan Acquisition. The general partner agreed to cancel its IDRs in the Partnership within 60 days of the Spartan Acquisition, and amended and restated its limited partnership agreement on January 6, 2022 to effect such cancellation. In connection with the Spartan Acquisition, we closed a private placement of common units to certain investors for gross proceeds of $52.7 million (the “Private Placement”).

Spartan and General Partner Ownership

As of March 31, 2022, Spartan’s ownership interest in us was approximately 45.5%, with the common units held by the public representing an approximate 55% interest in us. As of March 31, 2022, Spartan’s ownership was through various wholly owned subsidiaries and consisted of approximately 45.0% of the limited partner interests plus the approximate 0.5% general partner interest. As a result of its ownership of common units and its general partner interest in us, Spartan received distributions of $0.6 million during the three months ended March 31, 2022. Prior to the GP sale, as a result of its ownership of common units and its general partner interest in us, TETRA received distributions of $0.1 million during the three months ended March 31, 2021.

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
NOTE 9 — FAIR VALUE MEASUREMENTS

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

Financial Instruments

Derivative Contracts

    We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2022, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$18,566	21.01	4/4/2022

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

The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three-month periods ended March 31, 2022 and March 31, 2021, we recognized $1.1 million and $(0.1) million, respectively, of net (gains) losses associated with our foreign currency derivatives program. These amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Fair Value of Debt

    The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.50% First Lien Notes	$400,000	$392,000	$400,000	$405,000
10.00%/10.75% Second Lien Notes	172,717	167,751	172,717	168,399
	$572,717	$559,751	$572,717	$573,399

Other

The fair values of cash, accounts receivable, accounts payable, accrued liabilities and variable-rate long-term debt pursuant to our revolving credit facility approximate their carrying amounts due to the short-term nature of these items.
NOTE 10 — INCOME TAXES

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

    Our effective tax rate for the three-month period ended March 31, 2022, was negative 14.2% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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
NOTE 12 — SUBSEQUENT EVENTS

On April 19, 2022, the board of directors of our general partner declared a cash distribution attributable to the quarter ended March 31, 2022 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution was paid on May 13, 2022 to each of the holders of common units of record as of the close of business on April 30, 2022.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Partnership’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in “Item 1. Financial Statements” contained herein. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 14, 2022 (“2021 Annual Report”). This discussion includes forward-looking statements that involve certain risks and uncertainties.

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

During 2020, macroeconomic uncertainty in the global economy and the energy industry drove steep declines in spending by oil and gas operators. This led to a decline in our compression fleet utilization which impacted revenues and pricing. Oil commodity prices began to stabilize during the third and fourth quarters of 2020 and gained strength throughout 2021 and in the first quarter of 2022. West Texas Intermediate oil prices reached an average of $95 per barrel in the first quarter of 2022. This increase in commodity prices, as well as a recovering economy, has resulted in an increase in activity levels from our contract services and aftermarket services customers. Revenue from contract services increased each quarter in 2021 and through the first quarter of 2022. In addition, we secured orders from key customers for high-horsepower and electric compressors that started generating revenues in the fourth quarter of 2021 and will continue to be deployed throughout 2022. Our customers continue to be focused on capital discipline; however, we continue to see improvement in the levels of quote activity and awards. As the market environment continues to evolve, competition for field employees continues to increase and inflationary pressures have driven certain costs higher. In addition, supply chain disruptions have impacted the availability of parts and supplies. In addition, war and other armed conflicts, including conflict related to Russia’s invasion of Ukraine, and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies. We will continue to monitor these risks and take the necessary actions to mitigate them. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet.

In 2020, we took an aggressive approach towards cost management to improve our financial performance and liquidity. In 2021, with the improvement in market conditions, we reversed most of the cost-reduction actions taken in 2020 and increased capital allocated to growth. With the rapidly changing market environment, we will continue to proactively manage our capital allocation strategies and monitor our expenses and financial performance.

While we are not able to predict how long the COVID-19 pandemic and the conflict between Russia and Ukraine will continue to impact overall market conditions, the demand for oil and gas, and the effect they will ultimately have on our business, we continued to see activity levels increase in the first quarter of 2022. We are encouraged by the strong oil and gas commodity prices and projections for demand recovery; however, the risk of additional strains of COVID-19, risk that developed vaccines may not be successful in preventing COVID-19 or its spread or the potential outbreak of a new or mutated virus, the possibility of future lockdowns, and the impact of continued political conflicts, makes any forecast for improvement uncertain. In addition, continued capital discipline throughout the energy sector may limit production growth even when the economy recovers from these external factors. Despite challenging and changing market conditions, we will continue to maintain our commitment to safety and service quality for our customers.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document. On November 10, 2021, Spartan contributed Spartan Treating to the Partnership. As the Partnership and Spartan Treating were under common control at the time of the Spartan Acquisition, the results of operations have been combined for the Partnership and Spartan Treating from the date common control began which was January 29, 2021. See Note 4 - “Common Control Acquisition” in the Notes to Consolidated Financial Statements for further information. Previously, our equipment sales business included our new unit sales business that consisted of the fabrication and sale of new standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas. We sold the Midland facility in July 2020. In the fourth quarter of 2020, we fully exited the new unit sales business and we have reflected these operations as discontinued operations for all periods presented. See Note 2 - “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information. Used equipment sales revenue continues to be included in equipment sales revenue.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

	Three Months Ended March 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Thousands)
Revenues:
Contract services	$62,807	$56,237	$6,570	78.5%	80.6%	11.7%
Aftermarket services	12,868	11,034	1,834	16.1%	15.8%	16.6%
Equipment rentals	3,500	2,025	1,475	4.4%	2.9%	72.8%
Equipment sales	837	470	367	1.0%	0.7%	78.1%
Total revenues	80,012	69,766	10,246	100.0%	100.0%	14.7%
Cost of revenues:
Cost of contract services	31,040	27,397	3,643	38.8%	39.3%	13.3%
Cost of aftermarket services	10,633	9,545	1,088	13.3%	13.7%	11.4%
Cost of equipment rentals	516	154	362	0.6%	0.2%	235.1%
Cost of equipment sales	452	360	92	0.6%	0.5%	25.6%
Total cost of revenues	42,641	37,456	5,185	53.3%	53.7%	13.8%
Depreciation and amortization	19,359	19,134	225	24.2%	27.4%	1.2%
Selling, general, and administrative expense	10,841	10,301	540	13.5%	14.8%	5.2%
Interest expense, net	12,381	13,708	(1,327)	15.5%	19.6%	(9.7)%
Other (income) expense, net	544	294	250	0.7%	0.4%	85.0%
Loss before taxes and discontinued operations	(5,754)	(11,127)	5,373	(7.2)%	(15.9)%	(48.3)%
Provision for income taxes	816	1,706	(890)	1.0%	2.4%	(52.2)%
Loss from continuing operations	(6,570)	(12,833)	6,263	(8.2)%	(18.4)%	(48.8)%
Loss from discontinued operations, net of taxes	—	(62)	62	—%	(0.1)%	(100.0)%
Net loss	$(6,570)	$(12,895)	$6,325	(8.2)%	(18.5)%	(49.1)%

Revenues

    Contract services revenues increased $6.6 million or 11.7%, in the current year quarter compared to the prior year quarter. The increase in revenues is due to an increase in activity levels driven by the increase in oil and gas commodity prices and the improving market conditions as a whole. Fleet utilization and operating horsepower both increased in the first quarter of 2022 compared to the prior year quarter. In addition, due to the improved market conditions, we recovered some of the price concessions given in 2020 and 2021 with price increases that became effective in the first quarter of 2022. Operating horsepower increased compared to the prior year quarter due to the redeployment of idle compressor units in late 2021 and in the first quarter of 2022 and due to new High-horsepower compressor units placed in service during the fourth quarter of 2021 from our growth capital investments.

    Aftermarket services revenues increased $1.8 million or 16.6% during the current year quarter compared to the prior year quarter due to increased demand for parts and services resulting from an increase in activity levels by our customers. With the improvement in market conditions and the strong oil and gas commodity prices, customers have increased production of oil and gas which, in turn, increased the demand for parts and services needed to maintain their compression fleet.

Equipment rentals revenues increased $1.5 million or 72.8% during the current year quarter compared to the prior year quarter due to the addition of Spartan Treating revenues in the consolidated financial statements of the Partnership effective January 29, 2021.The prior year period only includes approximately 2 months of revenues compared to 3 months in the current year period.

Equipment sales revenues increased $0.4 million during the current year quarter compared to the prior year quarter due to an increase in used unit sales.

Cost of revenues

    Cost of contract services revenue increased compared to the prior year quarter consistent with increased revenues. Cost of contract services as a percentage of contract services revenues increased from 48.7% in 2021 to 49.4% in 2022. This increase is primarily due to inflationary pressures which have resulted in increased costs in certain operating cost categories in the first quarter of 2022 including field labor, parts and fuel costs.

Cost of aftermarket services revenues increased compared to the prior year quarter consistent with the increase in associated revenues.

Cost of equipment rentals increased during the current quarter consistent with the increase in the corresponding revenues.

Cost of equipment sales increased during the current year quarter consistent with the increase in the corresponding revenues.

Depreciation and amortization

Depreciation and amortization expense consists primarily of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense remained relatively consistent compared to the prior year quarter.

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during the current year quarter compared to the prior year quarter due in part to costs associated with the transition from the Transition Services Agreement with TETRA to our new fully independent model. The Transition Services Agreement expired on January 31, 2022 and our transition is complete. Additionally, the increase in expenses is due to non-recurring transaction costs incurred in the first quarter of 2022.

Interest expense, net

Interest expense, net, decreased during the current year quarter compared to the prior year quarter due to the decrease in outstanding debt.

Other (income) expense, net

Other (income) expense, net, was $0.5 million of expense, net, during the current year quarter compared to $0.3 million of expense, net, during the prior year quarter. The change in other (income) expense, net is primarily due to higher foreign currency losses in the first quarter of 2022, primarily from our operations in Mexico.

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

Our effective tax rate for the current year quarter was negative 14.2% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes, combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three-month periods ended March 31, 2022 and March 31, 2021 is provided within the Results of Operations sections above.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Net loss	$(6,570)	$(12,895)
Provision for income taxes	816	1,706
Depreciation and amortization	19,359	19,134
Interest expense, net	12,381	13,708
Equity compensation	342	833
Transaction costs	105	—
Severance	—	114
Non-cash cost of compressors sold	452	360
Other	—	308
Adjusted EBITDA	$26,885	$23,268

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

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Net cash provided by operating activities	$11,770	$11,544
Capital expenditures, net of sales proceeds	(5,935)	(4,408)
Free cash flow	$5,835	$7,136

Net cash provided by operating activities for the three months ended March 31, 2022 includes $14.2 million of revenues in excess of cash expenses and a decrease of $2.4 million from working capital changes.

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

	March 31,
	2022	2021
Horsepower
Total horsepower in fleet	1,195,755	1,182,090
Total horsepower in service	973,428	900,328

Horsepower utilization
Low-horsepower (0-100)	57.5%	58.6%
Medium-horsepower (101-1,000)	81.2%	75.3%
High-horsepower (1,001 and over)	86.7%	80.7%
Total horsepower utilization rate	81.4%	76.2%

The total horsepower utilization rate increased as of March 31, 2022 compared to the prior year period due to an increase in customer activity levels. This was driven by a high commodity price environment for oil and gas and the continued recovery from the impact of the COVID-19 pandemic on the global economy and the energy sector. The market environment has improved in the current year resulting in an increase in total utilization of 5.2% compared to the utilization rate as of March 31, 2021 with meaningful gains in utilization in the Medium and High-horsepower categories. Operating horsepower increased by more than 73,000 horsepower which includes the redeployment of previously idle horsepower and new High-horsepower compressors placed in service resulting from our growth capital investments.
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

    During the first quarter of 2022, oil and gas commodity prices continued to increase resulting in an increase in activity levels by our customers. Although uncertainty remains, the outlook for the energy sector continues to improve. If oil and natural gas prices decrease from current levels, our businesses could be negatively impacted. Despite these uncertainties, we remain committed to a long-term growth strategy. Our near-term focus is to balance our investment in growth against our investment in maintaining our revenue-generating assets, while continuing to preserve and enhance liquidity through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting assets where our evaluation suggests such transactions are in the best interests of our business. We are subject to business and operational risks that could materially and adversely affect our cash flows and, when coupled with risks associated with current debt and equity market conditions, our ability or desire to issue securities. Please refer to Part I, Item 1A “Risk Factors” included in our 2021 Annual Report.

Capital expenditures in 2022 are expected to range from $50.0 million to $60.0 million. These capital expenditures include approximately $18.0 million to $22.0 million of maintenance capital expenditures and approximately $24.0 million to $28.0 million of capital expenditures primarily associated with the expansion of our large horsepower compression services fleet and $8.0 million to $10.0 million of capital expenditures related to investments in technology, primarily software and systems. The foregoing estimates are based on assumptions regarding our assessment of the oil and gas market.

    On April 19, 2022, the board of directors of our general partner declared a cash distribution attributable to the quarter ended March 31, 2022 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution was paid on May 13, 2022 to each of the holders of common units of record as of the close of business on April 30, 2022.
Cash Flows

A summary of our sources (uses) of cash during the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	(In Thousands)
	2022	2021
Operating activities	$11,770	$11,544
Investing activities	(5,935)	(3,234)
Financing activities	4,860	(3,150)

Operating Activities

Net cash provided by operating activities increased by $0.2 million compared to the prior year period. Our cash provided from operating activities is primarily generated from the provision of contract services.

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

Investing Activities

Capital expenditures during the three months ended March 31, 2022, increased by $4.6 million compared to the same period in 2021, primarily to grow and maintain the capacity of our compression fleet. Maintenance capital expenditures decreased during the three months ended March 31, 2022 compared to the prior year period. The cost of fleet compression units sold was $0.5 million. Total capital expenditures for the current period include $3.8 million of maintenance capital expenditures.

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

Financing Activities

Distributions

During the three months ended March 31, 2022, we distributed $1.4 million of cash distributions to our common unitholders and general partner.

Long-Term Debt

Credit Agreement

Our Credit Agreement provides for maximum credit commitments of $35.0 million and includes a $5.0 million reserve which results in reduced borrowing availability. As of March 31, 2022, we had no balance outstanding under the Credit Agreement and $2.1 million in letters of credit against our Credit Agreement resulting in

$21.1 million available to borrow. As of May 12, 2022, we had $8.3 million outstanding under our Credit Agreement and $1.9 million in letters of credit, resulting in $19.9 million of availability.

Spartan Credit Agreement

The Spartan Credit Agreement provides for maximum credit commitments of $70.0 million. As of March 31, 2022, we had $58.5 million outstanding, no letters of credit and $5.1 million of availability. As of May 12, 2022, we had $60.0 million outstanding, no letters of credit, and $5.2 million of availability.

See Note 7 – “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements in this Quarterly Report for further information regarding our 7.50% First Lien Notes due 2025 and 10.000%/10.750% Second Lien Notes due 2026.

Leases

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months.

Other Financing

Off Balance Sheet Arrangements

As of March 31, 2022, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
Critical Accounting Policies and Estimates

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2021 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

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

    Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our 2021 Annual Report, and those described from time to time in our future reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.
Item 4. Controls and Procedures.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the quarter ended March 31, 2022. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this Quarterly Report.
During the quarter ended March 31, 2022, we deployed a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP system implementation, the Partnership updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. We do not believe that this ERP system implementation will have an adverse effect on the Partnership’s internal control over financial reporting.

There were no other changes in the internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2022	—	$—	N/A	N/A
February 1 – February 28, 2022	—	—	N/A	N/A
March 1 – March 31, 2022	—	—	N/A	N/A
Total	—		N/A	N/A
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
*    Filed with this report.
**    Furnished with this report.
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2022 and 2021; (iii) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (iv) Consolidated Statement of Partners’ Capital for the three-month periods ended March 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2022 and 2021; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP LLC,
its General Partner

Date:	May 16, 2022	By:	/s/John E. Jackson
John E. Jackson
Chief Executive Officer
Principal Executive Officer

Date:	May 16, 2022	By:	/s/Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer
Principal Financial Officer

Date:	May 16, 2022	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer