Form 10-Q
period 2022-06-30
CSI Compressco LP
filed 2022-08-09
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 5, 2022, there were 141,213,944 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Contract services	$64,348	$58,394	$127,155	$114,631
Aftermarket services	16,213	14,918	29,081	25,952
Equipment rentals	3,618	3,079	7,118	5,104
Equipment sales	343	140	1,180	610
Total revenues	84,522	76,531	164,534	146,297
Cost of revenues (excluding depreciation and amortization expense):
Cost of contract services	33,585	28,244	64,625	55,684
Cost of aftermarket services	13,362	12,221	23,995	21,766
Cost of equipment rentals	451	209	967	362
Cost of equipment sales	165	29	617	346
Total cost of revenues	47,563	40,703	90,204	78,158
Depreciation and amortization	19,346	19,901	38,705	39,035
Selling, general, and administrative expense	10,911	10,502	21,752	20,803
Interest expense, net of capitalized interest of $103 and $181 in 2022 and $0 and $34 in 2021	12,556	13,632	24,937	27,340
Other (income) expense, net	325	(226)	869	69
Loss before taxes and discontinued operations	(6,179)	(7,981)	(11,933)	(19,108)
Provision for income taxes	741	1,348	1,557	3,053
Loss from continuing operations	(6,920)	(9,329)	$(13,490)	$(22,161)
Loss from discontinued operations, net of taxes	92	(291)	$92	$(353)
Net loss	$(6,828)	$(9,620)	$(13,398)	$(22,514)

General partner interest in net loss	$(32)	$(132)	$(63)	$(312)
Common units interest in net loss	$(6,796)	$(9,488)	$(13,335)	$(22,202)

Basic and diluted net loss per common unit:
Loss from continuing operations per common unit	$(0.05)	$(0.19)	$(0.09)	$(0.46)
Loss from discontinued operations per common unit	—	(0.01)	$—	$(0.01)
Net loss per common unit	$(0.05)	$(0.20)	$(0.09)	$(0.47)
Weighted average common units outstanding:
Basic	141,213,944	47,971,240	140,993,400	47,848,240
Diluted	141,213,944	47,971,240	140,993,400	47,848,240

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(6,828)	$(9,620)	$(13,398)	$(22,514)
Foreign currency translation adjustment, net of tax of $0 in 2022 and 2021	(97)	81	(85)	138
Comprehensive loss	$(6,925)	$(9,539)	$(13,483)	$(22,376)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,364	$6,598
Trade accounts receivable, net of allowance for doubtful accounts of $1,274 as of June 30, 2022 and $1,223 as of December 31, 2021	67,206	53,520
Trade receivable - affiliate	3,283	—
Inventories	43,358	33,271
Prepaid expenses and other current assets	12,382	7,390
Total current assets	134,593	100,779
Property, plant, and equipment:
Land and building	9,103	13,409
Compressors and equipment	1,098,878	1,072,927
Vehicles	8,597	8,469
Construction in progress	17,587	31,968
Total property, plant, and equipment	1,134,165	1,126,773
Less accumulated depreciation	(584,887)	(556,311)
Net property, plant, and equipment	549,278	570,462
Other assets:
Intangible assets, net of accumulated amortization of $35,150 as of June 30, 2022 and $33,672 as of December 31, 2021	20,617	22,095
Operating lease right-of-use assets	28,933	25,898
Deferred tax asset	5	5
Other assets	2,892	3,122
Total other assets	52,447	51,120
Total assets	$736,318	$722,361
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$38,250	$28,958
Accrued liabilities and other	41,998	42,075
Current liabilities associated with discontinued operations	81	262
Total current liabilities	80,329	71,295
Other liabilities:
Long-term debt, net	644,942	631,141
Deferred tax liabilities	893	819
Operating lease liabilities	19,657	17,648
Other long-term liabilities	5,168	299
Total other liabilities	670,660	649,907
Commitments and contingencies
Partners’ capital:
General partner interest	(1,563)	(1,486)
Common units (141,213,944 units issued and outstanding at June 30, 2022 and 140,386,811 units issued and outstanding at December 31, 2021)	1,381	17,049
Accumulated other comprehensive loss	(14,489)	(14,404)
Total partners’ capital	(14,671)	1,159
Total liabilities and partners’ capital	$736,318	$722,361

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2021	$(1,486)	140,386	$17,049	$(14,404)	$1,159
Net loss	(31)	—	(6,539)	—	(6,570)
Distributions ($0.01 per unit)	(7)	—	(1,404)	—	(1,411)
Equity compensation, net	—	—	52	—	52
Vesting of Phantom Units	—	828	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	12	12
Balance at March 31, 2022	$(1,524)	141,214	$9,158	$(14,392)	$(6,758)
Net loss	(32)	—	(6,796)	—	(6,828)
Distributions ($0.01 per unit)	(7)	—	(1,412)	—	(1,419)
Contribution of capital	—		—	—	—
Equity compensation, net	—	—	431	—	431
Translation adjustment, net of taxes of $0	—	—	—	(97)	(97)
Balance at June 30, 2022	$(1,563)	141,214	$1,381	$(14,489)	$(14,671)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2020	$(885)	47,352	$(10,055)	$(14,393)	$(25,333)
Net loss	(179)	—	(12,716)	—	(12,895)
Distributions ($0.01 per unit)	(7)	—	(477)	—	(484)
Equity compensation, net	—	—	474	—	474
Vesting of Phantom Units	—	619	—	—	—
Consideration for the Spartan acquisition	—	—	26,444	—	26,444
Translation adjustment, net of taxes of $0	—	—	—	57	57
Other	—	—	(141)	—	(141)
Balance at March 31, 2021	$(1,071)	47,971	$3,529	$(14,336)	$(11,878)
Net loss	(133)	—	(9,487)	—	(9,620)
Distributions ($0.01 per unit)	(7)	—	(480)	—	(487)
Equity compensation, net	—	—	475	—	475
Translation adjustment, net of taxes of $0	—	—	—	81	81
Consideration for the Spartan acquisition	—	—	41	—	41
Balance at June 30, 2021	$(1,211)	47,971	$(5,922)	$(14,255)	$(21,388)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(13,398)	$(22,514)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization	38,705	39,035
Provision for deferred income taxes	55	1,016
Equity compensation expense	483	1,310
Provision for doubtful accounts	65	514
Amortization of deferred financing costs	262	395
Other non-cash charges and credits	(264)	(40)
Loss (gain) on sale of property, plant, and equipment	216	(299)
Changes in operating assets and liabilities:
Accounts receivable	(17,220)	(8,373)
Inventories	(13,897)	(4,145)
Prepaid expenses and other current assets	(435)	(2,894)
Accounts payable and accrued expenses	6,403	2,231
Other	594	(502)
Net cash provided by (used in) operating activities	1,569	5,734
Investing activities:
Purchases of property, plant, and equipment, net	(21,032)	(10,531)
Proceeds from sale of property, plant, and equipment	3,267	543
Acquisition of affiliate from TETRA, net of cash acquired	—	420
Acquisition of business	—	1,057
Net cash used in investing activities	(17,765)	(8,511)
Financing activities:
Proceeds from long-term debt	20,595	4,916
Payments of long-term debt	(6,803)	(8,154)
Distributions	(2,829)	(971)
Other financing activities	6,981	(149)
Net cash provided by (used in) financing activities	17,944	(4,358)
Effect of exchange rate changes on cash	18	(33)
Increase (decrease) in cash and cash equivalents and restricted cash	1,766	(7,168)
Cash and cash equivalents and restricted cash at beginning of period	6,598	16,577
Cash and cash equivalents and restricted cash at end of period	$8,364	$9,409
Supplemental cash flow information:
Interest paid	$23,636	$23,624
Income taxes paid	$4,170	$2,478
Decrease (increase) in accrued capital expenditures	$(947)	$208
Paid-in-kind interest	$—	$2,750

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of June 30, 2022, and for the three and six-month periods ended June 30, 2022 and 2021 include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and six-month period ended June 30, 2022 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2022.

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

Business Combinations

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interests method of accounting. The assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair value of assets and liabilities. Accordingly, the financial statements reflect the combined entities at historical carrying values from the date of common control for the periods ended June 30, 2022 and December 31, 2021.

Significant Accounting Policies

    Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the three and six-months ended June 30, 2022.

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

We have $73.6 million outstanding under our variable rate revolving credit facilities as of June 30, 2022 and face market risk exposure related to changes in applicable interest rates.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, the Argentine peso, the Egyptian pound, and the Chilean peso as a result of our international operations. Foreign currency exchange (gains) losses are included in other (income) expense, net and totaled $0.7 million and $1.2 million during the three and six-month periods ended June 30, 2022, respectively, and $(0.5) million and $(0.1) million during the three and six-month periods ended June 30, 2021, respectively.

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

All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of June 30, 2022 and December 31, 2021. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term in determining the right-of-use asset and lease liability, if it is reasonably certain that we would exercise the option.

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

Lessor

Our agreements for rental equipment contain an operating lease component under ASC 842 because we, as the lessor, retain substantial exposure to changes in the underlying asset’s value, unlike a sale or secured lending arrangement. Therefore, we do not derecognize the underlying asset, and recognize income associated with providing the lessee the right to control the use of the asset ratably over the lease term.

As a lessor, we recognize operating lease revenue on our statement of operations as equipment rentals. This revenue is recognized on a straight-line basis over the term of the lease based on the monthly rate in the agreement. The leased asset remains on the balance sheet consistent with other property, plant and equipment. Cash receipts associated with all leases are classified as cash flows from operating activities in the statement of cash flows.

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

We did not record any impairments of long-lived assets during the three and six-month periods ended June 30, 2022 and 2021.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and six-month periods ended June 30, 2022 and June 30, 2021, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

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

Distributions

On January 20, 2022 and April 19, 2022, the board of directors of our general partner declared a cash distribution attributable to the respective quarter end of $0.01 per outstanding common unit. These distributions equate to a distribution of $0.04 per outstanding common unit on an annualized basis. These quarterly distributions were paid on February 14, 2022 and May 13, 2022 to each of the holders of common units of record as of the close of business on January 31, 2022 and April 30, 2022, respectively.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Income (Loss) from Discontinued Operations
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Cost of revenues	—	(13)	—	9
Depreciation and amortization	—	—	—	—
Impairments of long-lived assets	—	—	—	—
General and administrative expense	—	304	—	344
Other (income) expense, net	(92)	—	(92)	—
Total pretax loss from discontinued operations	92	(291)	92	(353)
Income tax provision	—	—	—	—
Total loss from discontinued operations	$92	$(291)	$92	$(353)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	June 30, 2022	December 31, 2021
Carrying amounts of major classes of assets included as part of discontinued operations
Inventories	$—	$—
Other Current Assets	—	—
Current assets of discontinued operations	$—	$—

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accrued liabilities	$81	$262
Current liabilities of discontinued operations	$81	$262
NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of June 30, 2022, we had $80.8 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not include revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of June 30, 2022 for completion of performance obligations of compression service contracts are as follows:

	2022	2023	2024	2025	Thereafter	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$43,956	$26,341	$7,052	$941	$2,472	$80,762

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheet, primarily associated with revenue accruals prior to invoicing, were $6.9 million and $4.1 million as of June 30, 2022 and December 31, 2021, respectively.

    The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In Thousands)
Unearned income, beginning of period	$2,187	$269
Additional unearned income	3,279	1,395
Revenue recognized	(3,246)	(476)
Unearned income, end of period	$2,220	$1,188

    Unearned income is included in accrued liabilities and other on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Contract services
United States	$53,935	$49,539	$106,861	$97,417
International	10,413	8,855	20,294	17,214
	64,348	58,394	127,155	114,631
Aftermarket services
United States	15,860	14,072	28,550	24,915
International	353	846	531	1,037
	16,213	14,918	29,081	25,952
Equipment rentals
United States	2,105	1,730	4,071	2,869
International	1,513	1,349	3,047	2,235
	3,618	3,079	7,118	5,104
Equipment sales
United States	302	115	1,017	586
International	41	25	163	24
	343	140	1,180	610
Total Revenue
United States	72,202	65,456	140,499	125,787
International	12,320	11,075	24,035	20,510
	$84,522	$76,531	$164,534	$146,297

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

The Partnership’s consolidated financial statements as of June 30, 2022 and December 31, 2021 include the assets and liabilities of Spartan Treating, including intercompany eliminations. As the results of operations for Spartan Treating were consolidated as of January 29, 2021, the date common control began, the Partnership’s balances for Partners’ capital as of January 29, 2021 were adjusted to include Spartan Treating’s equity balances as of that date. On November 10, 2021, Partners’ capital associated with Spartan Treating was $27.4 million. In consolidation, Partners’ capital associated with Spartan Treating is eliminated.

The consideration for the Spartan Treating acquisition was the issuance to Spartan of 48.4 million common units. The value of the common units was approximately $65.3 million. As the acquisition is accounted for as a transaction under common control and the transfer of assets and liabilities occurs at historical cost, the value of the common units has no impact on Partners’ capital. The difference between the consideration and the net assets acquired of $37.9 million is recognized as a deemed distribution as the book value of net assets as of November 10, 2021 was less than the consideration. As the Spartan Treating acquisition was accounted for retrospectively to the date of common control, the Partnership’s Consolidated Statement of Operations includes Spartan Treating’s net income of $4.0 million corresponding to the period from January 29, 2021 to June 30, 2021.

The following tables include unaudited pro-forma financial information and the effect of the Spartan Acquisition after elimination of intercompany transactions.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	CSI Compressco LP	Spartan Treating	Total	CSI Compressco LP	Spartan Treating	Total
	(In Thousands, Unaudited)
Revenue	$69,758	$6,773	$76,531	$135,468	$10,829	$146,297
Income (loss) from continuing operations	$(11,794)	$2,465	$(9,329)	$(26,197)	$4,036	$(22,161)
Net income (loss)	$(12,085)	$2,465	$(9,620)	$(26,550)	$4,036	$(22,514)

NOTE 5 — INVENTORIES

Components of inventories as of June 30, 2022 and December 31, 2021, are as follows:

	June 30, 2022	December 31, 2021
	(In Thousands)
Parts and supplies	$39,254	$31,441
Work in progress	4,104	1,830
Total inventories	$43,358	$33,271

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

We recognized operating lease revenue, which is included in “Equipment rentals” on the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Equipment rentals	3,618	$3,079	7,118	5,104

The following table presents the maturity of lease payments for operating lease agreements in effect as of June 30, 2022. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from 7 months to 7 years. The following table presents the undiscounted cash flows expected to be received related to these agreements:

	2022	2023	2024	2025	2026	Thereafter
	(In Thousands)
Future minimum lease revenue	$5,754	5,344	1,644	1,599	1,576	3,421
NOTE 7 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	Scheduled Maturity	June 30, 2022	December 31, 2021
		(In Thousands)
Credit Agreement (1)	June 29, 2025	$13,230	$330
Spartan Credit Agreement (2)	January 29, 2024	59,210	58,045
7.50% First Lien Notes due 2025 (3)	April 1, 2025	399,992	399,767
10.00%/10.75% Second Lien Notes due 2026 (4)	April 1, 2026	172,510	172,999
Total long-term debt		$644,942	$631,141

(1) Net of unamortized deferred financing costs of $0.3 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively.
(2) Net of unamortized deferred financing costs of $0.8 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively.
(3) Net of unamortized deferred financing costs of $3.2 million and $3.9 million as of June 30, 2022 and December 31, 2021, respectively, unamortized discount of $0.1 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively, and deferred restructuring gain of $3.3 million and $3.9 million as of June 30, 2022 and December 31, 2021, respectively.
(4) Net of unamortized deferred financing costs of $0.8 million and $2.0 million as of June 30, 2022 and December 31, 2021, respectively, unamortized discount of $2.2 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively, and deferred restructuring gain of $2.8 million and $3.1 million as of June 30, 2022 and December 31, 2021, respectively.

    Our Credit Agreement and Senior Note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of June 30, 2022.

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

On June 30, 2022, the Partnership, CSI Compressco Sub Inc. and CSI Compressco Operating LLC (collectively with the Partnership and CSI Compressco Sub Inc., the “Borrowers”), and certain subsidiaries of the Partnership named therein as guarantors (the “Guarantors”), entered into that certain Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with the Lenders (as defined below) party thereto, and Bank of America, N.A., in its capacity as administrative agent (in such capacity, “Administrative Agent”), collateral agent, letter of credit issuer and swing line lender.

The Fifth Amendment amends and modifies that certain Loan and Security Agreement among the Borrowers, the Guarantors, the financial institutions from time to time party thereto as lenders (the “Lenders”) and the Administrative Agent dated as of June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Fifth Amendment provided for changes and modifications to the Credit Agreement as set forth therein, which include, among other things, the reduction of the reserve to $3.5 million and the extension of the Termination Date (as defined in the Credit Agreement) from June 29, 2023 to June 29, 2025.

As of June 30, 2022, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $10.6 million.

The maturity date of the Credit Agreement is June 29, 2025. As of June 30, 2022 we had an $13.6 million outstanding balance and had $1.9 million in letters of credit against our Credit Agreement.

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

As of June 30, 2022, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Spartan Credit Agreement, we had availability of $7.3 million.

The maturity date of the Spartan Credit Agreement is January 29, 2024. As of June 30, 2022, we had $60.0 million outstanding and no letters of credit against the Spartan Credit Agreement.

7.50% First Lien Notes due 2025

As of June 30, 2022, our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) had $400.0 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of June 30, 2022, our 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes”) had $172.5 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

During the fourth quarter of 2021, the second quarter of 2021 and the second quarter of 2020, the Partnership elected to increase the principal amount outstanding through the issuance of PIK notes. As of June 30, 2022, our principal amount outstanding included $7.2 million of PIK notes.

Finance Agreement

During the first quarter of 2022, CSI Compressco Leasing LLC and CSI Compressco Operating LLC (individually and collectively as Debtor), with CSI Compressco LP (as Guarantor), entered into a Master Equipment Finance Agreement (the “Finance Agreement”) with a third party in the amount of $7.8 million to finance certain compression equipment. The note is payable in monthly installments of $0.2 million for 36 months. The current portion of this amount is classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.

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

Spartan and General Partner Ownership

As of June 30, 2022, Spartan’s ownership interest in us was approximately 45.5%, with the common units held by the public representing an approximate 55% interest in us. As of June 30, 2022, Spartan’s ownership was through various wholly owned subsidiaries and consisted of approximately 45.0% of the limited partner interests plus the approximate 0.5% general partner interest. As a result of its ownership of common units and its general partner interest in us, Spartan received distributions of $1.3 million during the six months ended June 30, 2022. Prior to the GP sale, as a result of its ownership of common units and its general partner interest in us, TETRA received distributions of $0.1 million during the six months ended June 30, 2021.

Indemnification Agreement

We have entered into indemnification agreements with each of our current directors and officers with regard to their services as a director or officer, in order to enhance the indemnification rights provided under Delaware law and our Partnership Agreement. The individual indemnification agreements provide each such director or officer with the right to receive his or her costs of defense if he or she is made a party or witness to any proceeding other than a proceeding brought by or in the right of us, provided that such director or officer has not acted in bad faith or engaged in fraud with respect to the action that gave rise to his or her participation in the proceeding.

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

Financial Instruments

Derivative Contracts

    We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of June 30, 2022, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$15,894	19.76	7/1/2022

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

The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six-month periods ended June 30, 2022, we recognized $0.3 million and $1.4 million, respectively, of net (gains) losses associated with our foreign currency derivatives program. During the three and six-month periods ended June 30, 2021, we recognized $0.2 million and $0.1 million, respectively, of (gains) losses associated with our foreign currency derivatives program. These amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Fair Value of Debt

    The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.50% First Lien Notes	$400,000	$369,000	$400,000	$405,000
10.00%/10.75% Second Lien Notes	172,717	151,991	172,717	168,399
	$572,717	$520,991	$572,717	$573,399

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

    Our effective tax rates for the six-month periods ended June 30, 2022 and June 30, 2021 were negative 13.0% and negative 16.0%, respectively, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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

NOTE 12 — SUBSEQUENT EVENTS

On July 19, 2022, the board of directors of our general partner declared a cash distribution attributable to the quarter ended June 30, 2022 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution will be paid on August 12, 2022 to each of the holders of common units of record as of the close of business on July 29, 2022.
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

During 2021, our financial results were affected by the economic impact of the COVID-19 pandemic. Reduced spending by oil and gas operators led to a decline in our compression fleet utilization which impacted revenues and pricing. Oil and natural gas commodity prices gained strength throughout 2021 and remained strong in the first half of 2022. West Texas Intermediate oil prices reached an average of $109 per barrel in the second quarter of 2022, a $13 per barrel increase from the first quarter. This increase in commodity prices, coupled with the waning impact of the COVID-19 pandemic on the economy, resulted in an increase in the demand for our contract services, aftermarket services and equipment rentals. Our compression fleet utilization increased to 82.8% as of June 30, 2022 compared to 76.9% as of June 30, 2021. In addition, as a result of the increased customer demand, we implemented price increases on many of our compression contracts in the first and second quarters of 2022. Revenue from contract services increased each quarter in 2021 and this trend has continued through the first half of 2022. We secured orders from key customers for high-horsepower and electric compressors that started generating revenues in the fourth quarter of 2021 and continue to be deployed throughout 2022. Our customers remain focused on capital discipline; however, the levels of quote activity and awards remain strong. As the market environment continues to evolve, competition for field employees continues to increase and inflationary pressures continue to drive certain costs higher. In addition, supply chain disruptions have impacted the availability of parts and supplies. External factors such as war and other armed conflicts, including Russia’s invasion of Ukraine, and any resulting economic downturn, could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies. We continue to monitor these risks and take the necessary actions to mitigate them. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet.

With the rapidly changing market environment, we will continue to proactively manage our capital allocation strategies, our liquidity requirements and monitor our expenses and financial performance.

While we are not able to predict how long the COVID-19 pandemic, the conflict between Russia and Ukraine, inflation and other factors will continue to impact overall market conditions, the demand for oil and gas, and the effect they will ultimately have on our business, we continued to see activity levels increase in the first half of 2022. Strong oil and gas commodity prices and the increase in demand for our services have positively impacted our results of operations in 2022. Although we have seen favorable trends in the first half of 2022, the risk of additional strains of COVID-19 or the potential outbreak of a new or mutated virus, the possibility of future lockdowns, the impact of continued inflationary pressures, and the impact of continued political conflicts, makes any forecast uncertain. In addition, continued capital discipline throughout the energy sector may limit production growth even as the economy recovers from these external factors. Despite challenging and changing market conditions, we will continue to maintain our commitment to safety and service quality for our customers.

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

Three months ended June 30, 2022 compared to three months ended June 30, 2021

	Three Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Thousands)
Revenues:
Contract services	$64,348	$58,394	$5,954	76.1%	76.3%	10.2%
Aftermarket services	16,213	14,918	1,295	19.2%	19.5%	8.7%
Equipment rentals	3,618	3,079	539	4.3%	4.0%	17.5%
Equipment sales	343	140	203	0.4%	0.2%	145.0%
Total revenues	84,522	76,531	7,991	100.0%	100.0%	10.4%
Cost of revenues:
Cost of contract services	33,585	28,244	5,341	39.7%	36.9%	18.9%
Cost of aftermarket services	13,362	12,221	1,141	15.8%	16.0%	9.3%
Cost of equipment rentals	451	209	242	0.5%	0.3%	115.8%
Cost of equipment sales	165	29	136	0.2%	—%	469.0%
Total cost of revenues	47,563	40,703	6,860	56.3%	53.2%	16.9%
Depreciation and amortization	19,346	19,901	(555)	22.9%	26.0%	(2.8)%
Selling, general, and administrative expense	10,911	10,502	409	12.9%	13.7%	3.9%
Interest expense, net	12,556	13,632	(1,076)	14.9%	17.8%	(7.9)%
Other (income) expense, net	325	(226)	551	0.4%	(0.3)%	—%
Loss before taxes and discontinued operations	(6,179)	(7,981)	1,802	(7.3)%	(10.4)%	(22.6)%
Provision for income taxes	741	1,348	(607)	0.9%	1.8%	(45.0)%
Loss from continuing operations	(6,920)	(9,329)	2,409	(8.2)%	(12.2)%	(25.8)%
Loss from discontinued operations, net of taxes	92	(291)	383	0.1%	(0.4)%	—%
Net loss	$(6,828)	$(9,620)	$2,792	(8.1)%	(12.6)%	(29.0)%

Revenues

    Contract services revenues increased $6.0 million or 10.2%, in the current year quarter compared to the prior year quarter. The increase in revenues is due to an increase in activity levels driven by the increase in oil and gas commodity prices and the improved market conditions. Compression fleet utilization and operating horsepower both increased in the second quarter of 2022 compared to the prior year quarter. In addition, due to the improved market conditions, we implemented price increases starting in the second half of 2021 and in the first half of 2022 resulting in increased revenues. Operating horsepower increased compared to the prior year quarter due to the deployment of new compressor units in the first half of 2022 and the redeployment of idle compressor units in late 2021 and throughout the first half of 2022.

    Aftermarket services revenues increased $1.3 million or 8.7% during the current year quarter compared to the prior year quarter due to increased demand for parts and services resulting from an increase in activity levels by our customers. With the improvement in market conditions and the strong oil and gas commodity prices, customers have increased production of oil and gas which, in turn, increased the demand for parts and services needed to maintain their compression fleet.

Equipment rentals revenues increased $0.5 million or 17.5% during the current year quarter compared to the prior year quarter due to an increase in the demand for our gas coolers as customer activity levels increase.

Equipment sales revenues increased $0.2 million during the current year quarter compared to the prior year quarter due to an increase in used unit sales.

Cost of revenues

    Cost of contract services revenue increased compared to the prior year quarter consistent with increased revenues. Cost of contract services as a percentage of contract services revenues increased from 48.4% in 2021 to 52.2% in 2022. This increase is primarily due to inflationary pressures which have resulted in increased costs in certain operating cost categories in the second quarter of 2022 including parts, field labor, and fluids costs.

Cost of aftermarket services revenues increased compared to the prior year quarter consistent with the increase in associated revenues.

Cost of equipment rentals increased during the current quarter due to the increase in the corresponding revenues. Additionally, to support the growth in the gas cooler rental business, equipment rental expense increased compared to the prior year period.

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

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during the current year quarter compared to the prior year quarter due to an increase in salaries and wages and consulting services expenses.

Interest expense, net

Interest expense, net, decreased during the current year quarter compared to the prior year quarter due primarily to the redemption of our 7.25% Senior Notes in the fourth quarter 2021.

Other (income) expense, net

Other (income) expense, net, was $0.3 million of expense, net, during the current year quarter compared to $0.2 million of income, net, during the prior year quarter. The change in other (income) expense, net was driven by higher foreign currency losses, primarily from our operations in Mexico.

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

Our effective tax rate for the current year quarter was negative 12.0% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes, combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax changed from a $0.3 million loss for the prior year period to a $0.1 million gain for the current year period. The Partnership exited the new unit sales business during 2020, with final deliveries made in October 2020. The prior year loss includes $0.3 million of selling, general, and administrative expenses.

Results of Operations

Six months ended June 30, 2022 compared to six months ended June 30, 2021.

	Six Months Ended June 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2022	2021	2022 vs. 2020	2022	2021	2022 vs. 2020
	(In Thousands)
Revenues:
Contract services	$127,155	$114,631	$12,524	77.3%	78.4%	10.9%
Aftermarket services	29,081	25,952	3,129	17.7%	17.7%	12.1%
Equipment rentals	7,118	5,104	2,014	4.3%	3.5%	39.5%
Equipment sales	1,180	610	570	0.7%	0.4%	93.4%
Total revenues	164,534	146,297	18,237	100.0%	100.0%	12.5%
Cost of revenues:
Cost of contract services	64,625	55,684	8,941	39.3%	38.1%	16.1%
Cost of aftermarket services	23,995	21,766	2,229	14.6%	14.9%	10.2%
Cost of equipment rentals	967	362	605	0.6%	0.2%	167.1%
Cost of equipment sales	617	346	271	0.4%	0.2%	78.3%
Total cost of revenues	90,204	78,158	12,046	54.8%	53.4%	15.4%
Depreciation and amortization	38,705	39,035	(330)	23.5%	26.7%	(0.8)%
Selling, general, and administrative expense	21,752	20,803	949	13.2%	14.2%	4.6%
Interest expense, net	24,937	27,340	(2,403)	15.2%	18.7%	(8.8)%
Other income expense, net	869	69	800	0.5%	—%	1,159.4%
Loss before taxes and discontinued operations	(11,933)	(19,108)	7,175	(7.3)%	(13.1)%	(37.5)%
Provision for income taxes	1,557	3,053	(1,496)	0.9%	2.1%	(49.0)%
Loss from continuing operations	$(13,490)	$(22,161)	$8,671	(8.2)%	(15.1)%	(39.1)%
Loss from discontinued operations, net of taxes	$92	$(353)	$445	0.1%	(0.2)%	—%
Net loss	$(13,398)	$(22,514)	$9,116	(8.1)%	(15.4)%	(40.5)%

Revenues

    Contract services revenues increased by $12.5 million, or 10.9%, in the current year period compared to the prior year period. The increase in revenues is due to an increase in activity levels resulting from strong oil and natural gas commodity prices and the economic recovery as the impact of the COVID-19 pandemic diminishes. Compression fleet utilization and operating horsepower both increased in 2022 compared to the prior year. In addition, due to the improved market conditions, we implemented price increases in the second half of 2021 and in the first half of of 2022. Operating horsepower increased compared to the prior year period due to the deployment of new compressor units in the first half of 2022 and the redeployment of idle compressor units in late 2021 and throughout the first half of 2022.

    Aftermarket services revenues increased $3.1 million, or 12.1%, during the current year period compared to the prior year period due to increased demand for compression parts and services resulting from an increase in activity levels by our customers. With the improvement in market conditions and the strong oil and gas commodity prices, customers have increased production of oil and gas which, in turn, increased the demand for parts and services needed to maintain their compression fleet.

Equipment rentals revenues increased $2.0 million or 39.5% during the current year period compared to the prior year quarter due to the addition of Spartan Treating revenues in the consolidated financial statements of the Partnership effective January 29, 2021. The prior year period only includes approximately 5 months of revenues compared to 6 months in the current year period. Additionally, the number of revenue-generating gas coolers increased in 2022 due to an increase in customer demand and higher activity levels.

    Equipment sales revenues increased $0.6 million, or 93.4%, during the current year period compared to the prior year period due to an increase in used unit sales.

Cost of revenues

    Cost of compression and related services increased compared to the prior year period primarily due to an increase in revenues from higher activity levels. Cost of contract services as a percentage of contract services revenues increased from 48.6% during the prior year period to 50.8% during the current year period. The increase is primarily due to the effect of inflation resulting in increased costs in certain operating cost categories in 2022 including parts, field labor, and fluids costs.

Cost of equipment rentals increased during the current period due to the increase in the corresponding revenues. Additionally, to support the growth in the gas cooler rental business, equipment rental expense increased compared to the prior year period.

Cost of aftermarket services and cost of equipment sales increased during the current year consistent with increased revenues.

Depreciation and amortization

Depreciation and amortization expense consists primarily of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense remained relatively consistent compared to the prior year period.

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during the current year period compared to the prior year period due to an increase in salaries and wages and consulting services expenses, Additionally, the increase in expenses is due to non-recurring transaction costs incurred in 2022.

Interest expense, net

Interest expense, net, decreased $2.4 million compared to the prior year period due primarily to the redemption of our 7.25% Senior Notes in the fourth quarter 2021.

Other (income) expense, net

Other (income) expense, net, was $0.9 million of expense during the current year period, compared to $0.1 million of expense during the prior year period due to higher foreign currency losses, primarily from our operations in Mexico.

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

    Our effective tax rate for the six-month period ended June 30, 2022, was negative 13.0% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax changed from a $0.4 million loss for the prior year period to a $0.1 million gain for the current year period. The Partnership exited the new unit sales business during 2020, with final deliveries made in October 2020. The prior year loss includes $0.3 million of selling, general, and administrative expenses.
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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and six-month periods ended June 30, 2022 and June 30, 2021 is provided within the Results of Operations sections above.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Net loss	$(6,828)	$(9,620)	$(13,398)	$(22,514)
Provision for income taxes	741	1,348	1,557	3,053
Depreciation and amortization	19,346	19,901	38,705	39,035
Interest expense, net	12,556	13,632	24,937	27,340
Equity compensation	432	477	774	1,310
Prior year sales tax accrual adjustment	—	367	—	367
Manufacturing engine order cancellation charge	—	300	—	300
Severance	—	—	—	114
Non-cash cost of compressors sold	165	78	617	438
Provision for income taxes, depreciation, amortization and impairments attributed to discontinued operations	(92)	—	(92)	—
Transaction costs	105	—	210	308
Adjusted EBITDA	$26,425	$26,483	$53,310	$49,751

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Net cash provided by (used in) operating activities	$(10,201)	$(5,810)	$1,569	$5,734
Capital expenditures, net of sales proceeds	(11,830)	(5,580)	(17,765)	(9,988)
Free cash flow	$(22,031)	$(11,390)	$(16,196)	$(4,254)

Net cash provided by operating activities for the six months ended June 30, 2022 includes $26.1 million of revenues in excess of cash expenses offset by $24.6 million from working capital changes. Net cash provided by operating activities for the six months ended June 30, 2021 includes $19.4 million of revenue in excess of cash expenses offset by $13.7 million from working capital changes.

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

	June 30,
	2022	2021
Horsepower
Total horsepower in fleet	1,198,356	1,181,485
Total horsepower in service	992,597	908,614

Horsepower utilization
Low-horsepower (0-100)	58.9%	56.4%
Medium-horsepower (101-1,000)	82.4%	77.2%
High-horsepower (1,001 and over)	88.2%	81.3%
Total horsepower utilization rate	82.8%	76.9%

The total horsepower utilization rate increased as of June 30, 2022 compared to the prior year period due to an increase in customer activity levels. This was driven by a high commodity price environment for oil and gas and the continued recovery from the impact of the COVID-19 pandemic on the global economy and the energy sector. Market conditions improved in the current year resulting in an increase in total utilization of 5.9% compared to the utilization rate as of June 30, 2021, with meaningful gains in utilization in all horsepower categories. Operating horsepower increased by approximately 84,000 horsepower which includes the redeployment of previously idle horsepower and new high-horsepower compressors placed in service resulting from our growth capital investments.
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

    During the first half of 2022, oil and gas commodity prices remained strong resulting in an increase in activity levels by our customers and higher demand for our products and services. Although uncertainty remains, the outlook for the energy sector continues to be favorable. If oil and natural gas prices decrease from current levels, our businesses could be negatively impacted. Despite these uncertainties, we remain committed to a long-term growth strategy. Our near-term focus is to balance our investment in growth against our investment in maintaining our revenue-generating assets, while continuing to preserve and enhance liquidity through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting assets where our evaluation suggests such transactions are in the best interests of our business. We are subject to business and operational risks that could materially and adversely affect our cash flows and, when coupled with risks associated with current debt and equity market conditions, our ability or desire to issue securities. Please refer to Part I, Item 1A “Risk Factors” included in our 2021 Annual Report.

Capital expenditures in 2022 are expected to range from $55.0 million to $65.0 million. These capital expenditures include approximately $18.0 million to $22.0 million of maintenance capital expenditures and approximately $29.0 million to $33.0 million of capital expenditures primarily associated with the expansion of our large horsepower compression services fleet and $8.0 million to $10.0 million of capital expenditures related to investments in technology, primarily software and systems. The foregoing estimates are based on assumptions regarding our assessment of the oil and gas market.

    On July 19, 2022, the board of directors of our general partner declared a cash distribution attributable to the quarter ended June 30, 2022 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution will be paid on August 12, 2022 to each of the holders of common units of record as of the close of business on July 29, 2022.
Cash Flows

A summary of our sources (uses) of cash during the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	(In Thousands)
	2022	2021
Operating activities	$1,569	$5,734
Investing activities	(17,765)	(8,511)
Financing activities	17,944	(4,358)

Operating Activities

Net cash provided by operating activities decreased by $4.2 million compared to the prior year period. Our cash provided by operating activities is primarily generated from the provision of contract services.

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

Investing Activities

Capital expenditures during the six months ended June 30, 2022 increased by $10.5 million compared to the same period in 2021, driven by an increase in investments in growth capital. Maintenance capital expenditures decreased during the six months ended June 30, 2022 compared to the prior year period. The cost of fleet compression units sold was $0.6 million. Total capital expenditures for the current period include $8.6 million of maintenance capital expenditures.

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

Financing Activities

Distributions

During the six months ended June 30, 2022, we distributed $2.8 million of cash distributions to our common unitholders and general partner.

Long-Term Debt

Credit Agreement

Our Credit Agreement provides for maximum credit commitments of $35.0 million and includes a $3.5 million reserve which results in reduced borrowing availability. As of June 30, 2022, we had $13.6 million balance outstanding under the Credit Agreement and $1.9 million in letters of credit against our Credit Agreement resulting in $10.6 million available to borrow. As of August 5, 2022, we had $2.8 million outstanding under our Credit Agreement and $1.7 million in letters of credit, resulting in $22.2 million of availability.

Spartan Credit Agreement

The Spartan Credit Agreement provides for maximum credit commitments of $70.0 million. As of June 30, 2022, we had $60.0 million outstanding, no letters of credit and $7.3 million of availability. As of August 5, 2022, we had $59.0 million outstanding, no letters of credit, and $4.6 million of availability.

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

Other Financing

Off Balance Sheet Arrangements

As of June 30, 2022, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

For a discussion of new accounting pronouncements that may affect our consolidated financial statements, see Note 1 – “Organization, Basis of Presentation, and Significant Accounting Policies, New Accounting Pronouncements,” in the Notes to Consolidated Financial Statements in this Quarterly Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.
Item 4. Controls and Procedures.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the quarter ended June 30, 2022. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this Quarterly Report.
During the quarter ended June 30, 2022, we deployed a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP system implementation, the Partnership updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. We do not believe that this ERP system implementation will have an adverse effect on the Partnership’s internal control over financial reporting.

There were no other changes in the internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
April 1 – April 30, 2022	—	$—	N/A	N/A
May 1 – May 31, 2022	—	—	N/A	N/A
June 1 – June 30, 2022	—	—	N/A	N/A
Total	—		N/A	N/A
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

    None.

Item 6. Exhibits.

Exhibits:

10.1
Fifth Amendment to Loan and Security Agreement dated as of June 30, 2022, by and among the Partnership, Compressco Sub and Operating LLC, as borrowers, certain subsidiaries of the Borrowers named as guarantors therein, the lenders party thereto, and Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on July 1, 2022 (SEC File No. 001-35195).

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
*    Filed with this report.
**    Furnished with this report.
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six-month periods ended June 30, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2022 and 2021; (iii) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (iv) Consolidated Statement of Partners’ Capital for the six-month periods ended June 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2022 and 2021; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP LLC,
its General Partner

Date:	August 9, 2022	By:	/s/John E. Jackson
John E. Jackson
Chief Executive Officer
Principal Executive Officer

Date:	August 9, 2022	By:	/s/Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer
Principal Financial Officer

Date:	August 9, 2022	By:	/s/Michael E. Moscoso
Michael E. Moscoso
Vice President - Finance
Principal Accounting Officer