Form 10-Q
period 2022-09-30
CSI Compressco LP
filed 2022-11-03
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 1, 2022, there were 141,237,462 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Contract services	$67,492	$59,413	$194,647	$174,044
Aftermarket services	23,192	13,991	52,273	39,943
Equipment rentals	3,869	3,326	10,987	8,430
Equipment sales	342	954	1,522	1,564
Total revenues	94,895	77,684	259,429	223,981
Cost of revenues (excluding depreciation and amortization expense):
Cost of contract services	34,793	30,628	99,418	86,312
Cost of aftermarket services	18,056	11,898	42,051	33,664
Cost of equipment rentals	563	292	1,530	654
Cost of equipment sales	66	1,492	683	1,838
Total cost of revenues	53,478	44,310	143,682	122,468
Depreciation and amortization	19,867	19,627	58,572	58,662
Impairments and other charges	135	—	135	—
Selling, general, and administrative expense	10,731	10,265	32,483	31,068
Interest expense, net of capitalized interest of $119 and $300 in 2022 and $0 and $34 in 2021	12,615	13,635	37,552	40,975
Other (income) expense, net	1,661	(608)	2,530	(540)
Loss before taxes and discontinued operations	(3,592)	(9,545)	(15,525)	(28,652)
Provision for income taxes	940	677	2,497	3,730
Loss from continuing operations	(4,532)	(10,222)	$(18,022)	$(32,382)
Income (loss) from discontinued operations, net of taxes	81	(270)	$173	$(623)
Net loss	$(4,451)	$(10,492)	$(17,849)	$(33,005)

General partner interest in net loss	$(21)	$(146)	$(84)	$(458)
Common units interest in net loss	$(4,430)	$(10,346)	$(17,765)	$(32,547)

Basic and diluted net loss per common unit:
Loss from continuing operations per common unit	$(0.03)	$(0.21)	$(0.13)	$(0.67)
Loss from discontinued operations per common unit	—	(0.01)	$—	$(0.01)
Net loss per common unit	$(0.03)	$(0.22)	$(0.13)	$(0.68)
Weighted average common units outstanding:
Basic	141,213,944	47,971,240	141,067,185	47,889,691
Diluted	141,213,944	47,971,240	141,067,185	47,889,691

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(4,451)	$(10,492)	$(17,849)	$(33,005)
Foreign currency translation adjustment, net of tax of $0 in 2022 and 2021	(228)	(152)	(313)	(14)
Comprehensive loss	$(4,679)	$(10,644)	$(18,162)	$(33,019)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,665	$6,598
Trade accounts receivable, net of allowance for doubtful accounts of $736 as of September 30, 2022 and $1,223 as of December 31, 2021	60,081	53,520
Trade receivable - affiliate	2,498	—
Inventories	43,598	33,271
Prepaid expenses and other current assets	6,689	7,390
Total current assets	128,531	100,779
Property, plant, and equipment:
Land and building	7,227	13,409
Compressors and equipment	1,104,805	1,072,927
Vehicles	8,654	8,469
Construction in progress	32,483	31,968
Total property, plant, and equipment	1,153,169	1,126,773
Less accumulated depreciation	(602,319)	(556,311)
Net property, plant, and equipment	550,850	570,462
Other assets:
Intangible assets, net of accumulated amortization of $35,888 as of September 30, 2022 and $33,672 as of December 31, 2021	19,879	22,095
Operating lease right-of-use assets	28,047	25,898
Deferred tax asset	5	5
Other assets	3,022	3,122
Total other assets	50,953	51,120
Total assets	$730,334	$722,361
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$40,803	$28,958
Accrued liabilities and other	57,222	42,075
Current liabilities associated with discontinued operations	—	262
Total current liabilities	98,025	71,295
Other liabilities:
Long-term debt, net	623,916	631,141
Deferred tax liabilities	1,028	819
Operating lease liabilities	18,897	17,648
Other long-term liabilities	8,778	299
Total other liabilities	652,619	649,907
Commitments and contingencies
Partners’ capital:
General partner interest	(1,591)	(1,486)
Common units (141,213,944 units issued and outstanding at September 30, 2022 and 140,386,811 units issued and outstanding at December 31, 2021)	(4,002)	17,049
Accumulated other comprehensive loss	(14,717)	(14,404)
Total partners’ capital	(20,310)	1,159
Total liabilities and partners’ capital	$730,334	$722,361

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2021	$(1,486)	140,386	$17,049	$(14,404)	$1,159
Net loss	(31)	—	(6,539)	—	(6,570)
Distributions ($0.01 per unit)	(7)	—	(1,404)	—	(1,411)
Equity compensation, net	—	—	52	—	52
Vesting of Phantom Units	—	828	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	12	12
Balance at March 31, 2022	$(1,524)	141,214	$9,158	$(14,392)	$(6,758)
Net loss	(32)	—	(6,796)	—	(6,828)
Distributions ($0.01 per unit)	(7)	—	(1,412)	—	(1,419)
Equity compensation, net	—	—	431	—	431
Translation adjustment, net of taxes of $0	—	—	—	(97)	(97)
Balance at June 30, 2022	$(1,563)	141,214	$1,381	$(14,489)	$(14,671)
Net loss	(21)	—	(4,430)	—	(4,451)
Distributions ($0.01 per unit)	(7)	—	(1,412)	—	(1,419)
Equity compensation	—	—	459	—	459
Translation adjustment, net of taxes of $0	—	—	—	(228)	(228)
Balance at September 30, 2022	$(1,591)	141,214	$(4,002)	$(14,717)	$(20,310)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2020	$(885)	47,352	$(10,055)	$(14,393)	$(25,333)
Net loss	(179)	—	(12,716)	—	(12,895)
Distributions ($0.01 per unit)	(7)	—	(477)	—	(484)
Equity compensation, net	—	—	474	—	474
Vesting of Phantom Units	—	619	—	—	—
Consideration for the Spartan acquisition	—	—	26,444	—	26,444
Translation adjustment, net of taxes of $0	—	—	—	57	57
Other	—	—	(141)	—	(141)
Balance at March 31, 2021	$(1,071)	47,971	$3,529	$(14,336)	$(11,878)
Net loss	(133)	—	(9,487)	—	(9,620)
Distributions ($0.01 per unit)	(7)	—	(480)	—	(487)
Equity compensation, net	—	—	475	—	475
Translation adjustment, net of taxes of $0	—	—	—	81	81
Consideration for the Spartan acquisition	—	—	41	—	41
Balance at June 30, 2021	$(1,211)	47,971	$(5,922)	$(14,255)	$(21,388)
Net loss	(146)	—	(10,346)	—	(10,492)
Distributions ($0.01 per unit)	(7)	—	(480)	—	(487)
Equity compensation, net	—	—	500	—	500
Translation adjustment, net of taxes of $0	—	—	—	(152)	(152)
Consideration for the Spartan acquisition	—	—	(1,957)	—	(1,957)
Other	—	—	8	—	8
Balance at September 30, 2021	$(1,364)	47,971	$(18,197)	$(14,407)	$(33,968)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(17,849)	$(33,005)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization	58,572	58,662
Impairments and other charges	135	—
Provision for deferred income taxes	211	1,182
Second Lien Notes PIK interest	—	(835)
Equity compensation expense	941	1,807
Provision for doubtful accounts	(427)	527
Amortization of deferred financing costs	307	624
Other non-cash charges and credits	125	(199)
Loss (gain) on sale of property, plant, and equipment	425	(320)
Changes in operating assets and liabilities:
Accounts receivable	(8,943)	(5,288)
Inventories	(16,707)	(5,754)
Prepaid expenses and other current assets	4,985	(1,041)
Accounts payable and accrued expenses	20,813	15,851
Other	1,376	(735)
Net cash provided by operating activities	43,964	31,476
Investing activities:
Purchases of property, plant, and equipment, net	(39,561)	(17,721)
Proceeds from sale of property, plant, and equipment	4,384	846
Acquisition of affiliate from TETRA, net of cash acquired	—	420
Advances and other investing activities	—	(112)
Acquisition of business	—	1,169
Net cash used in investing activities	(35,177)	(15,398)
Financing activities:
Proceeds from long-term debt	22,599	5,915
Payments of long-term debt	(30,141)	(11,654)
Spartan Treating distribution before acquisition	—	(1,644)
Distributions	(4,248)	(1,457)
Equipment financing lease, net	12,844	—
Other financing activities	(766)	(159)
Net cash provided by (used in) financing activities	288	(8,999)
Effect of exchange rate changes on cash	(8)	2
Increase (decrease) in cash and cash equivalents and restricted cash	9,067	7,081
Cash and cash equivalents and restricted cash at beginning of period	6,598	16,577
Cash and cash equivalents and restricted cash at end of period	$15,665	$23,658
Supplemental cash flow information:
Interest paid	$23,626	$26,550
Income taxes paid	$5,028	$3,282
Decrease (increase) in accrued capital expenditures	$310	$1,626
Paid-in-kind interest	$—	$2,750

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of September 30, 2022, and for the three and nine-month periods ended September 30, 2022 and 2021 include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and nine-month period ended September 30, 2022 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2022.

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

Business Combinations

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interests method of accounting. The assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair value of assets and liabilities. Accordingly, the financial statements reflect the combined entities at historical carrying values from the date of common control for the periods ended September 30, 2021.

Significant Accounting Policies

    Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the three and nine-months ended September 30, 2022.

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

Financial Instruments

Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable, which are primarily due from companies of varying size engaged in oil and gas activities in the United States, Canada, Mexico, Argentina, Chile, and Egypt. Our policy is to review the financial condition of customers before extending credit and periodically updating customer credit information. Payment terms are on a short-term basis. The risk of loss from the inability to collect trade receivables is heightened during prolonged periods of low oil and natural gas commodity prices.

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

We have $52.5 million outstanding under our variable rate revolving credit facilities as of September 30, 2022 and face market risk exposure related to changes in applicable interest rates.

Foreign Currencies

We have designated the Canadian dollar, Mexican peso, Egyptian pound, Chilean peso and the Euro as the functional currency for Canada, Mexico, Egypt, Chile, and the Netherlands, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, the Argentine peso, the Egyptian pound, the Chilean peso, and Euro as a result of our international operations. Foreign currency exchange and hedge (gains) losses are included in other (income) expense, net and totaled $1.9 million and $3.0 million during the three and nine-month periods ended September 30, 2022, respectively, and $0.3 million and $0.2 million during the three and nine-month periods ended September 30, 2021, respectively.

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

All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of September 30, 2022 and December 31, 2021. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term in determining the right-of-use asset and lease liability, if it is reasonably certain that we would exercise the option.

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

Inventories

Inventories consist primarily of compressor package spare parts and supplies and work in process, and cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method.

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

During the three and nine-month periods ended September 30, 2022 a certain engine in inventory was written off due to an engine being sold at a loss, resulting in a charge of $0.1 million. We did not record any impairments of long-lived assets during the three and nine-month periods ended 2021.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and nine-month periods ended September 30, 2022 and September 30, 2021, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

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

Distributions

On January 20, 2022, April 19, 2022, and July 19, 2022, the board of directors of our general partner declared a cash distribution attributable to the respective quarter end of $0.01 per outstanding common unit. These distributions equate to a distribution of $0.04 per outstanding common unit on an annualized basis. These quarterly distributions were paid on February 14, 2022, May 13, 2022, and August 12, 2022 to each of the holders of common units of record as of the close of business on January 31, 2022, April 30, 2022, and July 29, 2022, respectively.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Income (Loss) from Discontinued Operations
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Cost of revenues	—	268	—	277
Depreciation and amortization	—	—	—	—
Impairments of long-lived assets	—	—	—	—
General and administrative expense	—	2	—	346
Other (income) expense, net	(81)	—	(173)	—
Total pretax income (loss) from discontinued operations	81	(270)	173	(623)
Income tax provision	—	—	—	—
Total income (loss) from discontinued operations	$81	$(270)	$173	$(623)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	September 30, 2022	December 31, 2021
Carrying amounts of major classes of assets included as part of discontinued operations
Inventories	$—	$—
Other Current Assets	—	—
Current assets of discontinued operations	$—	$—

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accrued liabilities	$—	$262
Current liabilities of discontinued operations	$—	$262
NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of September 30, 2022, we had $89.2 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not include revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of September 30, 2022 for completion of performance obligations of compression service contracts are as follows:

	2022	2023	2024	2025	Thereafter	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$43,036	$31,483	$10,589	$2,423	$1,679	$89,210

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheet, primarily associated with revenue accruals prior to invoicing, were $6.4 million and $4.1 million as of September 30, 2022 and December 31, 2021, respectively.

    The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In Thousands)
Unearned income, beginning of period	$2,187	$269
Additional unearned income	5,375	3,319
Revenue recognized	(4,446)	(2,002)
Unearned income, end of period	$3,116	$1,586

    Unearned income is included in accrued liabilities and other on the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Contract services
United States	$58,371	$50,182	$166,399	$147,599
International	9,121	9,231	28,248	26,445
	67,492	59,413	194,647	174,044
Aftermarket services
United States	22,625	13,648	51,174	38,564
International	567	343	1,099	1,379
	23,192	13,991	52,273	39,943
Equipment rentals
United States	2,458	1,686	6,890	4,555
International	1,411	1,640	4,097	3,875
	3,869	3,326	10,987	8,430
Equipment sales
United States	210	897	1,227	1,482
International	132	57	295	82
	342	954	1,522	1,564
Total Revenue
United States	83,664	66,413	225,690	192,200
International	11,231	11,271	33,739	31,781
	$94,895	$77,684	$259,429	$223,981

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

The Partnership’s consolidated financial statements as of September 30, 2022 and December 31, 2021 include the assets and liabilities of Spartan Treating, including intercompany eliminations. As the results of operations for Spartan Treating were consolidated as of January 29, 2021, the date common control began, the Partnership’s balances for Partners’ capital as of January 29, 2021 were adjusted to include Spartan Treating’s equity balances as of that date. On November 10, 2021, Partners’ capital associated with Spartan Treating was $27.4 million. In consolidation, Partners’ capital associated with Spartan Treating is eliminated.

The consideration for the Spartan Treating acquisition was the issuance to Spartan of 48.4 million common units. The value of the common units was approximately $65.3 million. As the acquisition is accounted for as a transaction under common control and the transfer of assets and liabilities occurs at historical cost, the value of the common units has no impact on Partners’ capital. The difference between the consideration and the net assets acquired of $37.9 million is recognized as a deemed distribution as the book value of net assets as of November 10, 2021 was less than the consideration. As the Spartan Treating acquisition was accounted for retrospectively to the date of common control, the Partnership’s Consolidated Statement of Operations includes Spartan Treating’s net income of $7.9 million corresponding to the period from January 29, 2021 to September 30, 2021.

The following tables include unaudited pro-forma financial information and the effect of the Spartan Acquisition after elimination of intercompany transactions.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	CSI Compressco LP	Spartan Treating	Total	CSI Compressco LP	Spartan Treating	Total
	(In Thousands, Unaudited)
Revenue	$71,294	$6,390	$77,684	$206,762	$17,219	$223,981
Income (loss) from continuing operations	$(14,092)	$3,870	$(10,222)	$(40,289)	$7,907	$(32,382)
Net income (loss)	$(14,362)	$3,870	$(10,492)	$(40,912)	$7,907	$(33,005)

NOTE 5 — INVENTORIES

Components of inventories as of September 30, 2022 and December 31, 2021, are as follows:

	September 30, 2022	December 31, 2021
	(In Thousands)
Parts and supplies	$40,751	$31,441
Work in progress	2,847	1,830
Total inventories	$43,598	$33,271

Inventories consist primarily of compressor package spare parts and supplies. Work in progress inventories consist of work in progress for our aftermarket business that has not been invoiced.

NOTE 6 — LEASES

Lessor Accounting

Our leased equipment primarily consists of amine plants, cooling units, and other production equipment. Certain of our agreements with our customers for rental equipment contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer has the right to obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use, and (iii) the customer directs the use of the identified assets throughout the period of use. We have elected to apply the practical expedient provided to lessors to combine the lease and non-lease component of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component.

Our lease agreements generally have contract terms based on monthly rates. Lease revenue is recognized straight-line based on these monthly rates. We do not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets.

We recognized operating lease revenue, which is included in “Equipment rentals” on the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Equipment rentals	3,869	$3,326	10,987	8,430

The following table presents the maturity of lease payments for operating lease agreements in effect as of September 30, 2022. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from 1 month to 6 years. The following table presents the undiscounted cash flows expected to be received related to these agreements:

	2022	2023	2024	2025	2026	Thereafter
	(In Thousands)
Future minimum lease revenue	$3,946	6,674	1,744	1,599	1,576	3,421

NOTE 7 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	Scheduled Maturity	September 30, 2022	December 31, 2021
		(In Thousands)	(In Thousands)
Credit Agreement (1)	June 29, 2025	$—	$330
Spartan Credit Agreement (2)	January 29, 2024	51,751	58,045
7.50% First Lien Notes due 2025 (3)	April 1, 2025	399,752	399,767
10.00%/10.75% Second Lien Notes due 2026 (4)	April 1, 2026	172,413	172,999
Total long-term debt		$623,916	$631,141

(1) Net of unamortized deferred financing costs of $0.5 million as of December 31, 2021. Because there was no outstanding balance on the Credit Agreement, associated deferred financing costs of $0.3 million as of September 30, 2022 were classified as other long-term assets on the accompanying consolidated balance sheet.
(2) Net of unamortized deferred financing costs of $0.7 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively.
(3) Net of unamortized deferred financing costs of $3.1 million and $3.9 million as of September 30, 2022 and December 31, 2021, respectively, unamortized discount of $0.1 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively, and deferred restructuring gain of $3.0 million and $3.9 million as of September 30, 2022 and December 31, 2021, respectively.
(4) Net of unamortized deferred financing costs of $0.8 million and $2.0 million as of September 30, 2022 and December 31, 2021, respectively, unamortized discount of $2.1 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively, and deferred restructuring gain of $2.6 million and $3.1 million as of September 30, 2022 and December 31, 2021, respectively.

    Our Credit Agreement and Senior Note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of September 30, 2022.

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

On November 10, 2021, the Partnership and CSI Compressco Sub Inc., as borrowers, entered into the Fourth Amendment to Loan and Security Agreement (the “Amendment”) amending the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., in its capacity as administrative agent, issuing bank and swing line issuer (“Administrative Agent”), and the other lenders and loan parties party thereto. The Amendment provided for changes and modifications to the Credit Agreement as set forth therein, which include, among other things, changes to certain terms of the Credit Agreement to permit: (i) the consummation of the Spartan Acquisition pursuant to the Contribution Agreement, and after giving effect to such Spartan Acquisition, for Spartan Terminals and Spartan Operating to become Immaterial Subsidiaries (as defined in the Credit Agreement) and Treating Holdco and its subsidiaries to become Unrestricted Subsidiaries (as defined in the Credit Agreement), in each case under the Credit Agreement and related loan documents; (ii) the sale by CSI Compressco Leasing LLC, a Delaware limited liability company and a subsidiary of the Partnership, and subsequent leaseback by CSI Compressco Operating LLC, a Delaware limited liability company and subsidiary of the Partnership, of certain compressor units with Treating Holdco and/or its subsidiaries occurring on or about the date of the Amendment (the “Spartan Sale/Leaseback”); and (iii) the consummation of the Redemption within 45 days following the date of the Amendment utilizing proceeds from the Spartan Sale/Leaseback, the Private Placement (as defined in our Annual Report on Form 10-K ) and the issuance of $10 million in aggregate principal amount of our 10.000%/10.750% Senior Secured Second Lien Notes due 2026 (the “New Second Lien Notes”). Refer to Note 8 - “Related Party Transactions,” for a discussion of the Spartan Acquisition and the Spartan Sale/Leaseback.

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

As of September 30, 2022, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $22.6 million.

The maturity date of the Credit Agreement is June 29, 2025. As of September 30, 2022 we had an no outstanding balance and had $1.7 million in letters of credit against our Credit Agreement.

Spartan Credit Agreement

On November 10, 2021, certain unrestricted subsidiaries of the Partnership, Spartan Energy Services LLC, as borrower, and Treating Holdco, as new guarantor, entered into the First Amendment to Loan, Security and Guaranty Agreement (the “First Amendment”) amending the Loan, Security and Guaranty Agreement dated January 29, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Spartan Credit Agreement”) with Bank of America, N.A., in its capacity as agent, and the other lenders and loan parties party thereto. The First Amendment provided for changes and modifications to the Spartan Credit Agreement as set forth therein, which include, among other things, changes to certain terms of the Spartan Credit Agreement as follows: (i) increase in Commitments (as defined in the Spartan Credit Agreement) from $55,000,000 to $70,000,000; (ii) permit the consummation of the Spartan Acquisition pursuant to the Contribution Agreement, and after giving effect to such Spartan Acquisition, the release of each of Spartan, Spartan Terminals and Spartan Operating as Obligors (as defined in the Spartan Credit Agreement) and the joinder of Spartan Treating as a Guarantor (as defined in the Spartan Credit Agreement), in each case under the Spartan Credit Agreement and related loan documents; (iii) revise Change of Control (as defined in the Spartan Credit Agreement) to allow for Control (as defined in the Spartan Credit Agreement) by the Partnership and the general partner; and (iv) permit the Spartan Sale/Leaseback. Refer to Note 8 - “Related Party Transactions,” for a discussion of the Spartan Acquisition and the Spartan Sale/Leaseback.

As of September 30, 2022, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Spartan Credit Agreement, we had availability of $13.0 million.

As of September 30, 2022, we had $52.5 million outstanding and no letters of credit against the Spartan Credit Agreement and the maturity date of the Spartan Credit Agreement is January 29, 2024.

On October 19, 2022, Spartan Energy Services LLC entered into the Second Amendment to Loan, Security and Guaranty Agreement (the “Second Amendment”). The Second Amendment provided for changes and modification to the Loan Agreement as set forth therein, which include, among other things, the extension of the Termination Date from January 29, 2024 to October 17, 2025. See Note 12 - “Subsequent Events” for further information.

7.50% First Lien Notes due 2025

As of September 30, 2022, our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) had $399.8 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of September 30, 2022, our 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes”) had $172.4 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

During the fourth quarter of 2020, the second quarter of 2021, and the fourth quarter of 2021, the Partnership elected to increase the principal amount outstanding through the issuance of PIK notes. As of September 30, 2022, our principal amount outstanding included $7.2 million of PIK notes.

Finance Agreements

During the first quarter of 2022, CSI Compressco Leasing LLC and CSI Compressco Operating LLC (individually and collectively as Debtor), with CSI Compressco LP (as Guarantor), entered into a Master Equipment Finance Agreement with a third party in the amount of $7.8 million to finance certain compression equipment. The note is payable in monthly installments of $0.2 million for 36 months. The current portion of this amount is classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.

During the third quarter of 2022, CSI Compressco Leasing LLC and CSI Compressco Operating LLC (individually and collectively as Debtor), with CSI Compressco LP (as Guarantor), entered into a Master Equipment Finance Agreements with a third party totaling $6.3 million to finance certain compression equipment. The notes are payable in monthly installments totaling $0.2 million for 36 months. The current portion of these amounts are classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.
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

Spartan and General Partner Ownership

As of September 30, 2022, Spartan’s ownership interest in us was approximately 45.5%, with the common units held by the public representing an approximate 55% interest in us. As of September 30, 2022, Spartan’s ownership was through various wholly owned subsidiaries and consisted of approximately 45.2% of the limited partner interests plus the approximate 0.5% general partner interest. As a result of its ownership of common units and its general partner interest in us, Spartan received distributions of $1.9 million during the nine months ended September 30, 2022. Prior to the GP sale, as a result of its ownership of common units and its general partner interest in us, TETRA received distributions of $0.1 million during the nine months ended September 30, 2021.

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

Financial Instruments

Derivative Contracts

    We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2022, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$3,917	20.43	10/3/2022

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

The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine-month periods ended September 30, 2022, we recognized $0.04 million and $1.5 million, respectively, of net (gains) losses associated with our foreign currency derivatives program. During the three and nine-month periods ended September 30, 2021, we recognized $(0.04) million and $0.1 million, respectively, of (gains) losses associated with our foreign currency derivatives program. These amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Fair Value of Debt

    The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.50% First Lien Notes	$400,000	$357,000	$400,000	$405,000
10.00%/10.75% Second Lien Notes	172,717	149,400	172,717	168,399
	$572,717	$506,400	$572,717	$573,399

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

    Our effective tax rates for the nine-month periods ended September 30, 2022 and September 30, 2021 were negative 16.1% and negative 13.0%, respectively, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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
NOTE 12 — SUBSEQUENT EVENTS

On October 19, 2022, Spartan Energy Services LLC (“Spartan” or the “Borrower”), a Delaware limited liability company and direct, wholly-owned subsidiary of Treating Holdco LLC (“Treating Holdco”), and Treating Holdco, a Delaware limited liability company and indirect, wholly-owned subsidiary of CSI Compressco LP (the “Partnership”), entered into that certain Second Amendment to Loan, Security and Guaranty Agreement (the “Second Amendment”) with the Lenders (as defined below) party thereto, and Bank of America, N.A., in its capacity as agent for the Lenders (in such capacity, “Administrative Agent”).

The Second Amendment amends and modifies that certain Loan, Security and Guaranty Agreement dated as of January 29, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Loan Agreement”) among the Borrower, the other loan parties party thereto from time to time, the financial institutions from time to time party thereto as lenders (the “Lenders”) and the Administrative Agent. The Second Amendment provided for changes and modification to the Loan Agreement as set forth therein, which include, among other things, the extension of the Termination Date (as defined in the Loan Agreement) from January 29, 2024 to October 17, 2025.

On October 21, 2022, the board of directors of our general partner declared a cash distribution attributable to the quarter ended September 30, 2022 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution will be paid on

November 14, 2022 to each of the holders of common units of record as of the close of business on October 31, 2022.
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

Business Overview

    We provide services including natural gas compression and treating services. Natural gas compression equipment is used for natural gas and oil production, gathering, artificial lift, production enhancement, transmission, processing, and storage. We also provide a variety of natural gas treating services. Our compression business includes a fleet of approximately 4,800 compressor packages providing approximately 1.2 million in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Our treating fleet includes amine units, gas coolers, and related equipment. Our aftermarket business provides compressor package overhaul, repair, engineering and design, reconfiguration and maintenance services, as well as the sale of compressor package parts and components manufactured by third-party suppliers. Our customers operate throughout many of the onshore producing regions of the United States, as well as in a number of international locations, including Mexico, Canada, Argentina, Egypt, and Chile.

Demand for our services is directly driven by the production of crude oil and associated natural gas from unconventional shale plays, production of natural gas from conventional plays, and the transmission of natural gas to and within sales pipelines. Our fleet of compressors, ranging from 20 to 2,500 horsepower per unit, allows us to service our customers compression needs at the wellhead through high-horsepower compression needs at centralized gathering and gas lift facilities.

During 2021, our financial results were affected by the economic impact of the COVID-19 pandemic. Reduced spending by oil and gas operators led to a decline in our compression fleet utilization which impacted revenues and pricing. Oil and natural gas commodity prices gained strength throughout 2021 and increased significantly during 2022. West Texas Intermediate oil prices reached an average of $93 per barrel in the third quarter of 2022, a $22 per barrel increase from the third quarter 2021. This increase in commodity prices, coupled with the waning impact of the COVID-19 pandemic on the economy, resulted in an increase in the demand for our contract services, aftermarket services and equipment rentals. Our compression fleet utilization increased to 85.1% as of September 30, 2022 compared to 78.9% as of September 30, 2021. In addition, as a result of the increased customer demand, we were able to implement price increases on many of our compression contracts in the second half of 2021 and throughout 2022. Revenue from contract services increased each quarter in 2021 and this trend has continued during 2022. We secured orders from key customers for high-horsepower and electric compressors that started generating revenues in the fourth quarter of 2021 and continue to be deployed throughout 2022. Our customers remain focused on capital discipline; however, the levels of quote activity and awards remain strong. The strengthening market environment has increased competition for field employees. Supply chain issues, increased commodity prices, and inflationary pressures have increased costs and impacted availability of our parts and supplies. External factors including Russia’s invasion of Ukraine, and on Federal Reserve interest rate increases, could adversely affect our results of operations, impair our ability to raise capital, or otherwise adversely impact our ability to realize certain business strategies. We continue to monitor these risks and take the necessary actions to mitigate them. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet.

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

Three months ended September 30, 2022 compared to three months ended September 30, 2021

	Three Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Thousands)
Revenues:
Contract services	$67,492	$59,413	$8,079	71.1%	76.5%	13.6%
Aftermarket services	23,192	13,991	9,201	24.4%	18.0%	65.8%
Equipment rentals	3,869	3,326	543	4.1%	4.3%	16.3%
Equipment sales	342	954	(612)	0.4%	1.2%	(64.2)%
Total revenues	94,895	77,684	17,211	100.0%	100.0%	22.2%
Cost of revenues:
Cost of contract services	34,793	30,628	4,165	36.7%	39.4%	13.6%
Cost of aftermarket services	18,056	11,898	6,158	19.0%	15.3%	51.8%
Cost of equipment rentals	563	292	271	0.6%	0.4%	92.8%
Cost of equipment sales	66	1,492	(1,426)	0.1%	1.9%	(95.6)%
Total cost of revenues	53,478	44,310	9,168	56.4%	57.0%	20.7%
Depreciation and amortization	19,867	19,627	240	20.9%	25.3%	1.2%
Impairments and other charges	135	—	135	0.1%	—%	100.0%
Selling, general, and administrative expense	10,731	10,265	466	11.3%	13.2%	4.5%
Interest expense, net	12,615	13,635	(1,020)	13.3%	17.6%	(7.5)%
Other (income) expense, net	1,661	(608)	2,269	1.8%	(0.8)%	(373.2)%
Loss before taxes and discontinued operations	(3,592)	(9,545)	5,953	(3.8)%	(12.3)%	(62.4)%
Provision for income taxes	940	677	263	1.0%	0.9%	38.8%
Loss from continuing operations	(4,532)	(10,222)	5,690	(4.8)%	(13.2)%	(55.7)%
Income (loss) from discontinued operations, net of taxes	81	(270)	351	0.1%	(0.3)%	(130.0)%
Net loss	$(4,451)	$(10,492)	$6,041	(4.7)%	(13.5)%	(57.6)%

Revenues

    Contract services revenues increased $8.1 million or 13.6%, in the current year quarter compared to the prior year quarter. The increase in revenues is due to an increase in activity levels driven by the increase in oil and gas commodity prices and the improved market conditions. Compression fleet utilization and operating horsepower both increased in the third quarter of 2022 compared to the prior year quarter. In addition, due to the improved market conditions, we implemented price increases starting in the second half of 2021 and through the third quarter of 2022 resulting in increased revenues. Operating horsepower increased compared to the prior year quarter due to the deployment of new compressor units in the first half of 2022 and the redeployment of idle compressor units in late 2021 and through the third quarter of 2022.

    Aftermarket services revenues increased $9.2 million or 65.8% during the current year quarter compared to the prior year quarter due to increased demand for parts and services resulting from an increase in activity levels by our customers. With improved market conditions and the strong oil and gas commodity prices, customers have increased production of oil and gas which, in turn, increased the demand for parts and services needed to maintain their compression fleet.

Equipment rentals revenues increased $0.5 million or 16.3% during the current year quarter compared to the prior year quarter due to an increase in the demand for our gas coolers as customer activity levels increase.

Equipment sales revenues decreased $0.6 million during the current year quarter compared to the prior year quarter due to a decrease in used unit sales.

Cost of revenues

    Cost of contract services revenue increased compared to the prior year quarter consistent with increased revenues. This increase is primarily due to inflationary pressures which have resulted in increased costs in certain operating cost categories in the third quarter of 2022 including parts, field labor, and fluids costs.

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

Other (income) expense, net

Other (income) expense, net, was $1.7 million of expense, net, during the current year quarter compared to $0.6 million of income, net, during the prior year quarter. The change in other (income) expense, net was driven by higher foreign currency losses, hedge losses, and investment income primarily from our operations in Mexico and Argentina. Additionally, increased losses on the disposal of assets, and decreased other income associated with a gain on extinguishment of debt in the prior year quarter.

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

Our effective tax rate for the current year quarter was negative 26.2% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes, combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Income (Loss) from discontinued operations, net of tax

Loss from discontinued operations, net of tax changed from a $0.3 million loss for the prior year period to a $0.1 million gain for the current year period related to the warranty reserve not being utilized. The Partnership exited the new unit sales business during 2020, with final deliveries made in October 2020. The prior year loss includes $0.3 million of cost of sales.
Results of Operations

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021.

	Nine Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2022	2021	2022 vs. 2020	2022	2021	2022 vs. 2020
	(In Thousands)
Revenues:
Contract services	$194,647	$174,044	$20,603	75.0%	77.7%	11.8%
Aftermarket services	52,273	39,943	12,330	20.1%	17.8%	30.9%
Equipment rentals	10,987	8,430	2,557	4.2%	3.8%	30.3%
Equipment sales	1,522	1,564	(42)	0.6%	0.7%	(2.7)%
Total revenues	259,429	223,981	35,448	100.0%	100.0%	15.8%
Cost of revenues:
Cost of contract services	99,418	86,312	13,106	38.3%	38.5%	15.2%
Cost of aftermarket services	42,051	33,664	8,387	16.2%	15.0%	24.9%
Cost of equipment rentals	1,530	654	876	0.6%	0.3%	133.9%
Cost of equipment sales	683	1,838	(1,155)	0.3%	0.8%	(62.8)%
Total cost of revenues	143,682	122,468	21,214	55.4%	54.7%	17.3%
Depreciation and amortization	58,572	58,662	(90)	22.6%	26.2%	(0.2)%
Impairments and other charges	135	—	135	0.1%	—%	100.0%
Selling, general, and administrative expense	32,483	31,068	1,415	12.5%	13.9%	4.6%
Interest expense, net	37,552	40,975	(3,423)	14.5%	18.3%	(8.4)%
Other (income) expense, net	2,530	(540)	3,070	1.0%	(0.2)%	(568.5)%
Loss before taxes and discontinued operations	(15,525)	(28,652)	13,127	(6.0)%	(12.8)%	(45.8)%
Provision for income taxes	2,497	3,730	(1,233)	1.0%	1.7%	(33.1)%
Loss from continuing operations	$(18,022)	$(32,382)	$14,360	(6.9)%	(14.5)%	(44.3)%
Income (loss) from discontinued operations, net of taxes	$173	$(623)	$796	0.1%	(0.3)%	(127.8)%
Net loss	$(17,849)	$(33,005)	$15,156	(6.9)%	(14.7)%	(45.9)%

Revenues

    Contract services revenues increased by $20.6 million, or 11.8%, in the current year period compared to the prior year period. The increase in revenues is due to an increase in activity levels resulting from strong oil and natural gas commodity prices and the economic recovery as the impact of the COVID-19 pandemic diminishes.

Compression fleet utilization and operating horsepower both increased in 2022 compared to the prior year. In addition, due to the improved market conditions, we implemented price increases in the second half of 2021 and during 2022. Operating horsepower increased compared to the prior year period due to the deployment of new compressor units in 2022 and the redeployment of idle compressor units in late 2021 and throughout 2022.

    Aftermarket services revenues increased $12.3 million, or 30.9%, during the current year period compared to the prior year period due to increased demand for compression parts and services resulting from an increase in activity levels by our customers. With the improvement in market conditions and the strong oil and gas commodity prices, customers have increased production of oil and gas which, in turn, increased the demand for parts and services needed to maintain their compression fleet.

Equipment rentals revenues increased $2.6 million or 30.3% during the current year period compared to the prior year quarter due to the addition of Spartan Treating revenues in the consolidated financial statements of the Partnership effective January 29, 2021. The prior year period only includes approximately 8 months of revenues compared to 9 months in the current year period. Additionally, the number of revenue-generating gas coolers increased in 2022 due to an increase in customer demand and higher activity levels.

    Equipment sales revenues remained consistent during the current year period compared to the prior year period due to consistent used unit sales.

Cost of revenues

    Cost of compression and related services increased compared to the prior year period primarily due to an increase in revenues from higher activity levels. Cost of contract services as a percentage of contract services revenues increased from 49.6% during the prior year period to 51.1% during the current year period. The increase is primarily due to the effect of inflation resulting in increased costs in certain operating cost categories in 2022 including parts, field labor, and fluids costs.

Cost of equipment rentals increased during the current period due to the increase in the corresponding revenues. Additionally, to support the growth in the gas cooler rental business, equipment rental expense increased compared to the prior year period.

Cost of aftermarket services increased during the current year consistent with increased revenues.

Cost of equipment sales decreased during the current year as a result of selling aged units with decreased book values.

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

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during the current year period compared to the prior year period due to increased salaries and wages and consulting services expenses, Additionally, the increase in expense is due to non-recurring transaction costs, severance accruals, and increased consulting fees related to the new ERP incurred in 2022

Interest expense, net

Interest expense, net, decreased $3.4 million compared to the prior year period due primarily to the redemption of our 7.25% Senior Notes in the fourth quarter 2021.

Other (income) expense, net

Other (income) expense, net, was $2.5 million of expense during the current year period, compared to $0.5 million of income during the prior year period due to higher foreign currency losses, primarily from our operations in Mexico and Argentina.

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

    Our effective tax rate for the nine-month period ended September 30, 2022, was negative 16.1% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Income (Loss) from discontinued operations, net of tax

Loss from discontinued operations, net of tax changed from a $0.6 million loss for the prior year period to a $0.2 million gain for the current year period related to the warranty reserve not being utilized . The Partnership exited the new unit sales business during 2020, with final deliveries made in October 2020. The prior year loss includes $0.3 million of selling, general, and administrative expenses and $0.3 million of cost of sales.
How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, quarter-to-quarter, year-to-date, and year-to-year comparisons and as compared to budget. This analysis is useful in identifying adverse cost trends and allows management to investigate the cause of these trends and put corrective measures in place where possible. The most significant portions of our operating expenses are for our field labor, repair and maintenance of our equipment, and fluids cost. The costs of other materials consumed while performing our services, other labor costs, vehicle leases and maintenance cost, rent on facilities and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with our level of activity.

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and nine-month periods ended September 30, 2022 and September 30, 2021 is provided within the Results of Operations sections above.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Net loss	$(4,451)	$(10,492)	$(17,849)	$(33,005)
Provision for income taxes	940	677	2,497	3,730
Depreciation and amortization	19,867	19,627	58,572	58,662
Impairments and other charges	135	—	135	—
Interest expense, net	12,615	13,635	37,552	40,975
Equity compensation	458	498	1,232	1,807
Prior year sales tax accrual adjustment	—	—	—	367
Manufacturing engine order cancellation charge	—	—	—	300
Severance	233	—	233	114
Non-cash cost of compressors sold	66	1,423	683	1,861
Provision for income taxes, depreciation, amortization and impairments attributed to discontinued operations	(81)	—	(173)	—
Transaction costs	—	—	210	308
Other	—	336	—	336
Adjusted EBITDA	29,782	25,704	83,092	75,455

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Net cash provided by (used in) operating activities	$42,395	$25,742	$43,964	$31,476
Capital expenditures, net of sales proceeds	(17,412)	(6,887)	(35,177)	(16,875)
Free cash flow	$24,983	$18,855	$8,787	$14,601

Net cash provided by operating activities for the nine months ended September 30, 2022 includes $42.4 million of revenues in excess of cash expenses offset by $1.5 million from working capital changes. Net cash provided by operating activities for the nine months ended September 30, 2021 includes $28.4 million of revenue in excess of cash expenses offset by $3.0 million from working capital changes.

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

	September 30,
	2022	2021
Horsepower
Total horsepower in fleet	1,200,817	1,175,989
Total horsepower in service	1,022,106	928,303

Horsepower utilization
Low-horsepower (0-100)	58.1%	56.0%
Medium-horsepower (101-1,000)	83.5%	78.3%
High-horsepower (1,001 and over)	91.8%	84.6%
Total horsepower utilization rate	85.1%	78.9%

The total horsepower utilization rate increased as of September 30, 2022 compared to the prior year period due to an increase in customer activity levels. This was driven by a high commodity price environment for oil and gas and the continued recovery from the impact of the COVID-19 pandemic on the global economy and the energy sector. Market conditions improved in the current year resulting in an increase in total utilization of 6.2% compared to the utilization rate as of September 30, 2021, with meaningful gains in utilization in all horsepower categories. Operating horsepower increased by approximately 93,800 horsepower which includes the redeployment of previously idle horsepower and new high-horsepower compressors placed in service resulting from our growth capital investments.
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

    During 2022, oil and gas commodity prices remained strong resulting in an increase in activity levels by our customers and higher demand for our products and services. Although uncertainty remains, the outlook for the energy sector continues to be favorable. If oil and natural gas prices decrease from current levels, our businesses could be negatively impacted. Despite these uncertainties, we remain committed to a long-term growth strategy. Our near-term focus is to balance our investment in growth against our investment in maintaining our revenue-generating assets, while continuing to preserve and enhance liquidity through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting assets where our evaluation suggests such transactions are in the best interests of our business. We are subject to business and operational risks that could materially and adversely affect our cash flows and, when coupled with risks associated with current debt and equity market conditions, our ability or desire to issue securities. Please refer to Part I, Item 1A “Risk Factors” included in our 2021 Annual Report.

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

    On October 21, 2022, the board of directors of our general partner declared a cash distribution attributable to the quarter ended September 30, 2022 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution will be paid on November 14, 2022 to each of the holders of common units of record as of the close of business on October 31, 2022.
Cash Flows

A summary of our sources (uses) of cash during the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	(In Thousands)
	2022	2021
Operating activities	$43,964	$31,476
Investing activities	(35,177)	(15,398)
Financing activities	288	(8,999)

Operating Activities

Net cash provided by operating activities increased by $12.5 million compared to the prior year period. Our cash provided by operating activities is primarily generated from the provision of contract services.

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

Investing Activities

Capital expenditures during the nine months ended September 30, 2022 increased by $21.8 million compared to the same period in 2021, driven by an increase in investments in growth capital. Maintenance capital expenditures decreased during the nine months ended September 30, 2022 compared to the prior year period. The cost of fleet compression units sold was $0.7 million. Total capital expenditures for the current period include $13.7 million of maintenance capital expenditures.

The level of growth capital expenditures depends on our ability to redeploy existing fleet equipment and demand for compression services. Increased market conditions has provided opportunities with our customer base to provide new compression horsepower, resulting in increased growth capital. If the demand for compression services increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Distributions

During the nine months ended September 30, 2022, we distributed $4.2 million of cash distributions to our common unitholders and general partner.

Long-Term Debt

Credit Agreement

Our Credit Agreement provides for maximum credit commitments of $35.0 million and includes a $3.5 million reserve which results in reduced borrowing availability. As of September 30, 2022, we had no balance outstanding under the Credit Agreement and $1.7 million in letters of credit against our Credit Agreement resulting in $22.6 million available to borrow. As of November 1, 2022, we had $8.1 million outstanding under our Credit Agreement and $1.7 million in letters of credit, resulting in $20.4 million of availability.

Spartan Credit Agreement

The Spartan Credit Agreement provides for maximum credit commitments of $70.0 million. As of September 30, 2022, we had $52.5 million outstanding, no letters of credit and $13.0 million of availability. On October 17th, 2022, CSI amended the Spartan Credit Agreement extending the maturity from January 29, 2024 to October 17, 2025. See Note 12 - “Subsequent Events” for further information. As of November 1, 2022, we had $52.5 million outstanding, no letters of credit, and $14.4 million of availability.

See Note 7 – “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements in this Quarterly Report for further information regarding our 7.50% First Lien Notes due 2025 and 10.000%/10.750% Second Lien Notes due 2026.

Finance Agreements

During the nine months ended September 30, 2022, we entered into Master Finance Agreements with a third party in the amount of $14.3 million to finance certain compression equipment. The notes are payable in monthly installments totaling $0.4 million for 36 months. The current portion of this amount is classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.

Leases

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months.

Other Financing

Off Balance Sheet Arrangements

As of September 30, 2022, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.
Item 4. Controls and Procedures.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the quarter ended September 30, 2022. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this Quarterly Report.
During the nine months ended September 30, 2022, we deployed a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP system implementation, the Partnership updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. We do not believe that this ERP system implementation will have an adverse effect on the Partnership’s internal control over financial reporting.

There were no other changes in the internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 31, 2022	—	$—	N/A	N/A
August 1 – August 31, 2022	—	—	N/A	N/A
September 1 – September 30, 2022	—	—	N/A	N/A
Total	—		N/A	N/A
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

    None.

Item 6. Exhibits.

Exhibits:

10.1
Second Amendment to Loan, Security and Guaranty Agreement, dated October 19, 2022, by and among Spartan Energy Services LLC, Treating Holdco LLC, Bank of America, N.A., as agent for the lenders, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on October 21, 2022 (SEC File No. 001-35195).

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
*    Filed with this report.
**    Furnished with this report.
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2022 and 2021; (iii) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (iv) Consolidated Statement of Partners’ Capital for the nine-month periods ended September 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2022 and 2021; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP LLC,
its General Partner

Date:	November 3, 2022	By:	/s/John E. Jackson
John E. Jackson
Chief Executive Officer
Principal Executive Officer

Date:	November 3, 2022	By:	/s/Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer
Principal Financial Officer

Date:	November 3, 2022	By:	/s/Riplee L. Parkening
Riplee L. Parkening
Controller
Principal Accounting Officer