Form 10-K
period 2022-12-31
CSI Compressco LP
filed 2023-03-13
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.S. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐   No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant was $97,097,507 as of June 30, 2022. As of March 9, 2023, there were 141,586,966 Common Units outstanding.

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
•global or national health concerns, including the outbreak of pandemics or epidemics such as the COVID-19 pandemic, including operational challenges, workforce challenges, and supply chain disruptions;
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

(ii)

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

About CSI Compressco LP

We are a provider of contract services related to the exploration and production of oil and natural gas, including natural gas compression services and treating services. Natural gas compression is used for oil and natural gas production, gathering, artificial lift, transmission, processing, and storage. Treating services include removal of contaminants from a natural gas stream and cooling to reduce the temperature of produced gas and liquids. We also sell used standard compressor packages and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide contract compression and treating services and compressor parts and component sales to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States, as well as in a number of international locations, including the countries of Mexico, Canada, Argentina, Egypt and Chile.

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

As a limited partnership, we are managed and controlled by our general partner. On January 29, 2021, Spartan acquired from TETRA our general partner, our IDRs and 10.95 million of our common units in the Partnership (the “GP Sale”). As of March 9, 2023, common units held by the public represented approximately a 54.7% ownership interest, which is exclusive of Spartan’s 44.9% limited partner interest and 0.5% general partner interest. In connection with the GP Sale, on January 29, 2021, TETRA entered into a Transition Services Agreement (the “Transition Services Agreement”) with the Partnership, pursuant to which TETRA provided certain accounting, information technology and back-office support services to the Partnership for a period of one year following closing. The Transition Services Agreement with TETRA expired on January 31, 2022.

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

Contract Services

    We use our fleet of compressor packages to provide a variety of compression services to our customers to meet their specific requirements. Our fleet includes approximately 4,600 compressor packages that provide approximately 1.2 million in aggregate horsepower, employing a wide spectrum of low-, medium-, and high-horsepower engines. The horsepower of our natural gas compressor package fleet as of December 31, 2022 is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Aggregate Horsepower

Low-horsepower (0-100)	2,693	127,289	11%
Medium-horsepower (101-1,000)	1,426	407,428	34%
High-horsepower (1,001 and over)	459	652,640	55%
Total	4,578	1,187,357	100%

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

    As owner of the equipment, we are obligated to pay ad valorem taxes levied on the equipment and related insurance expenses, and we typically do not seek reimbursement for such taxes and expenses from our service agreement customers.

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
Market Overview and Competition

    During the first half of 2021, our financial results were affected by the economic impact of the COVID-19 pandemic. Reduced spending by oil and gas operators led to a decline in our compression fleet utilization which impacted revenues and pricing. Oil and natural gas commodity prices gained strength throughout 2021 and increased significantly during 2022. This increase in commodity prices, coupled with the waning impact of the COVID-19 pandemic on the economy, resulted in an increase in the demand for our contract services, aftermarket services and equipment rentals. In addition, as a result of the increased customer demand, we were able to implement price increases on many of our compression contracts in the second half of 2021 and throughout 2022. Along with price increases we were able to increase our fleet utilization. Revenue from contract services increased each quarter in 2021 and this trend continued during 2022. We secured orders from key customers for high-horsepower and electric compressors that started generating revenues in the fourth quarter of 2021 and continued to be deployed throughout 2022. Our customers remain focused on capital discipline; however, the levels of quote activity and awards remain strong. The strengthening market environment has increased competition for field and corporate employees. Supply chain issues, increased commodity prices, and inflationary pressures have increased costs and impacted availability of our parts and supplies. External factors including Russia’s invasion of Ukraine, and Federal Reserve interest rate increases, could adversely affect our results of operations, impair our ability to raise capital, or otherwise adversely impact our ability to realize certain business strategies. We continue to monitor these risks and take the necessary actions to mitigate them. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet.

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

 Following the expiration of the primary term, the parties may elect to renew or extend the term, or our service contracts will continue month to month until terminated upon thirty days’ notice. Our low-horsepower compression fleet is generally deployed on short-term contracts while our medium-horsepower is generally deployed on 12 month terms or greater and high-horsepower fleet is generally deployed with an initial term of 24 months or greater. Although we enter into short-term contracts on our lower horsepower units, the average duration a typical unit stays deployed with the same customer is greater than 30 months. Our significant customers for the year ended December 31, 2022 include various major integrated oil companies, public and private independent exploration and production companies and midstream companies, one of which individually accounted for more than 10% of our consolidated revenues for the year ended December 31, 2022. The loss of any of our major customers could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

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

Human Capital Management

We collaborate as a team to execute for each other, our customers, and our unitholders. On December 31, 2022, we employed approximately 792 people worldwide. Our U.S. employees and our employees in Canada and Egypt are not subject to collective bargaining agreements. Our employees in Argentina and Mexico are subject to collective bargaining agreements. We believe that the various employers of these employees have good relations with these employees and we have not experienced work stoppages in the past.

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

    The CAA and implementing regulations, and comparable state laws and regulations, regulate emissions of air pollutants from various industrial sources and impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines, including our compressor packages. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our compressor packages and require us to meet stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008. In addition, regulations under the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) provisions of the CAA require control of hazardous air pollutants from new and existing stationary reciprocal internal combustion engines. Our equipment is also subject to prescribed maintenance practices and catalyst installation may also be required. Furthermore, in June 2016, the Environmental Protection Agency (“EPA”) finalized rules that establish new air emission controls under the EPA’s New Source Performance Standards (“NSPS”) and NESHAP for natural gas and natural gas liquids production, processing and transportation activities. These rules establish specific requirements associated with volatile organic compounds and methane emissions from compressor packages and controllers at natural gas gathering and boosting stations. While the EPA under the Trump Administration finalized rules to rescind or modify certain of these requirements in September 2020, including removing sources in the transmission and storage segment from the source category and rescinding the methane-specific requirements applicable to sources in the production and processing segments of the oil and gas industry, various states and industry and environmental groups are separately challenging the EPA’s June 2016 standards and its September 2020 final rule. However, the U.S. Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking effectively reinstating the 2016 standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb new source and OOOOc first-time existing source standards of performance for GHG and volatile organic compound (“VOC”) emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. The EPA issued a supplemental proposal enhancing this proposed rulemaking in 2022 and anticipates issuing a final rule in 2023. While we are not currently aware of any material impacts to our operations associated with the current regulatory requirements, additional or more stringent regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs. Additionally, in 2022 the Inflation Reduction Act (“IRA 2022”) was signed into law, which imposes the first ever federal methane fee on excess methane emissions from sources required to report their GHG emissions to the EPA.

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

    For a more comprehensive discussion on agreements we have entered into with related parties, please see “Item 13 - Certain Relationships and Related Transactions, and Director Independence.”
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

    Oil prices steadily rose during the first half of 2022 because of lower inventory related to Russia’s full-scale invasion of Ukraine in late February and higher demand resulting from rising economic activity after pandemic-related restrictions eased. From early June through the remainder of 2022, oil prices decreased as concerns about a possible economic recession and severe COVID-19 containment measures in China reduced global demand. West Texas Intermediate oil prices reached a high of $123.64 per barrel in March 2022 and a low of $71.05 per barrel in December 2022. The West Texas Intermediate price averaged $94.84 per barrel during 2022. Over this same period, U.S. natural gas prices have been volatile, with the Henry Hub price ranging from a high of $9.85 per million British thermal units ("MMBtu") in August 2022 due to a record-high summer power burn, to a low of $3.46 per MMBtu in November 2022 as a result of above-normal temperatures. The natural gas price began to increase again in December because of dropping winter temperatures that increased demand for natural gas for heating. The Henry Hub price averaged $6.45 per MMBtu during 2022, the highest annual average since 2008. As of March 6, 2023, the price of West Texas Intermediate oil was $80.39 per barrel and the Henry Hub price for natural gas was $2.46 per MMBtu. The prolonged volatility of oil and natural gas prices and persisting supply and demand imbalances have impacted the levels of exploration, development, and production activity. If oil and natural gas prices decline significantly, and the supply and demand imbalance persists, there would be a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Should current market conditions worsen for an extended period of time, we may be required to record additional asset impairments. Such potential impairment charges could have a material adverse impact on our operating results.

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

During the first half of 2021, the COVID-19 pandemic and the resulting economic impact had a significant negative impact on the oil and gas industry. The deterioration in demand for oil caused by the pandemic, coupled with oil oversupply had an adverse impact on the demand for our services. Although global demand for oil and natural gas began to rebound in 2021, a worsening of the pandemic, and the resulting actions that may be taken in the future by governments, various regulatory agencies, our customers and our suppliers may in the future have certain negative impacts on our financial condition, results of operations, and liquidity. In addition, the impact of COVID-19 in China continues to impact the global demand for oil and gas.
Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a significant adverse effect on our financial condition, results of operations, or liquidity. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risks discussed elsewhere in these “Risk Factors.”

Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases in the cost of our goods, services and labor, which in turn may cause our capital expenditures and operating costs to rise.

The U.S. inflation rate increased in 2021, 2022 and into 2023. These inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and labor, which in turn [has caused and] may cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022. The U.S. Federal Reserve has raised and may continue to raise benchmark interest rates in 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could negatively impact the financial and operating results of our business. To the extent elevated inflation remains, we may experience additional cost increases for our operations, including services, labor costs and equipment if our operating activity increases.

Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to recover higher costs through higher prices and revenues, would negatively impact our business, financial condition and results of operations.

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

Conditions in the markets for debt and equity securities in the energy sector have increased the difficulty of obtaining debt and equity financing to grow our business. We expect that the stock market volatility, which started in March 2020 and continued throughout 2021 and into 2022, may make it more difficult to obtain debt and equity financing in the near future. As of December 31, 2022, the market price for our common units was $1.33 per common unit, down from the 2022 high of $1.57 per common unit. The closing price of our common units was $1.45 as of March 9, 2023. The issuance of new common units or debt convertible into common units in the future, could be significantly dilutive to current common unitholders. In addition, as of December 31, 2022, we had approximately $634.9 million aggregate principal amount of debt outstanding, including borrowings under our credit agreements, the First Lien Notes and the Second Lien Notes. Obtaining equity or debt financing in the current market environment is particularly difficult for us, given our current levels of long-term debt.

    During the year ended December 31, 2022, our aggregate capital expenditures totaled $52.1 million, which were primarily growth capital expenditures to increase our compression services equipment fleet. The majority of these capital expenditures were funded from our operating cash. As of December 31, 2022, our total cash balance was $8.5 million. We expect capital expenditures in 2023 to range from $43.0 million to $48.0 million. These capital expenditures include approximately $17.0 million to $19.0 million of maintenance capital expenditures, approximately $23.0 million to $25.0 million of capital expenditures primarily associated with the expansion of our contract services fleet, and $3.0 million to $4.0 million of capital expenditures related to investments in technology and facilities. We will continue to monitor such estimates going forward. We expect that the combination of $8.5 million of cash on hand at the beginning of 2023 and operating cash flows expected to be generated during the year will be sufficient to fund these capital expenditures without having to incur additional long-term debt and without having to access the equity markets. While we do not expect to have to incur additional long-term debt, we may elect to enter into capital lease transactions and/or raise additional equity. However, our ability to grow our business through capital expenditures or acquisitions beyond these sources of financing may be significantly limited or curtailed. Without the ability to increase our compression equipment fleet or otherwise grow our operations, our ability to continue to retain customers whose compression services needs are expanding and to increase distributions to our common unitholders in the future may be limited.

Our long-term debt levels result in a significant amount of our operating cash flows being used to fund debt service requirements.

    The aggregate carrying value of our First Lien Notes and Second Lien Notes as of December 31, 2022 are $400.3 million and $172.5 million, respectively. In addition, we have an aggregate carrying value of $54.9 million and $6.3 million outstanding on our Spartan Credit Agreement and our CSI Credit Agreement, respectively, as of December 31, 2022. The interest expense related to our long-term indebtedness reduces our cash available to fund capital expenditures or for distribution. Our ability to service our indebtedness in the future will depend upon, among other things, our future financial and operating performance, which will be impacted by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we may be forced to consider taking actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, delaying any desired increase of distributions, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to take any of these courses of action.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to increase cash distributions to our common unitholders.

    Beginning with the first quarter of 2019, our common unit distributions decreased from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution is reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements, and future cash distributions to our common unitholders. In order to make cash distributions at this current distribution rate of $0.01 per common unit per quarter, or $0.04 per common unit per year, we will require available cash of approximately $1.4 million per quarter, or $5.7 million per year, based on the number of common units outstanding as of March 9, 2023. We may not have sufficient available cash each quarter to enable us to increase cash distributions or make any distribution at all. To the extent we issue additional partnership units in connection with our growth, the payment of distributions on those additional partnership units may further increase the risk that we will be unable to increase our per-unit distribution. There are no limitations in our partnership agreement or our Loan and Security Agreement (the "Credit Agreement") on our ability to issue additional common units. The amount of cash we can distribute to our common unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things, the market conditions described in these “Risk Factors.”

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

    Our Credit Agreement includes a maximum credit commitment of $35.0 million, which is available for loans, letters of credit (with a sublimit of $25.0 million), and swingline loans (with a sublimit of $3.5 million), subject to a borrowing base determined by reference to the value of certain of our accounts receivable and inventory. We are required to maintain a $3.5 million reserve with respect to the borrowing base, which results in reduced liquidity. The maximum credit commitment may be increased by $25.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict our ability to take certain actions including, among other things and subject to certain significant exceptions, incurring debt, granting liens, making investments, entering into or amending existing transactions with affiliates, paying dividends, and selling assets.

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

Our five most significant customers collectively accounted for approximately 28% of our 2022 revenues. Our services and products are provided to these customers pursuant to short-term contract compression services agreements, many of which are cancellable with 30 days’ notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

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

Further changes in the economic environment, including any future supply disruptions, could result in further significant impairments of certain of our long-lived assets.

Beginning in 2020 and continuing into 2021, decreased commodity prices had a negative impact on oil and gas drilling and capital expenditure activity, which affected the demand for a portion of our products and services. In the latter half of 2021 and through 2022, the prices of and demand for oil and natural gas began to recover to prior levels. If prices or demand levels begin to decline again, demand for our products and services may significantly decrease, which could impact the expected utilization rates of our compressor package fleet.

Although equipment used in providing services to our customers is normally readily available, market conditions could trigger constraints in the supply chain of certain equipment, and replacement parts for such equipment, used in providing services to our customers. If we experience future supply chain disruptions, it could also impact the expected utilization rate of our compressor package fleet.

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

Our assets and operations are subject to inherent risks such as vehicle accidents, equipment defects, malfunctions and failures, as well as other incidents that result in releases or uncontrolled flows of gas or well fluids, fires, or explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution, and other environmental damages. On occasion, we have experienced fires that have damaged or destroyed certain units in our compression services fleet, and additional accidents or fires could occur in the future. We do not insure all of our assets and the insurance we do obtain may be inadequate to cover our liabilities.

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

    We have policies and procedures to maintain our compliance with the FCPA, OFAC sanctions, export controls, and similar laws and regulations. The implementation of such policies and procedures may be time consuming and expensive and could result in the discovery of issues or violations with respect to the foregoing by us or our employees, independent contractors, subcontractors, or agents of which we were previously unaware. If we violate any of these regulations, significant administrative, civil, and criminal penalties could be assessed on us. In addition, foreign governments and agencies often establish permit and regulatory standards different from those in the U.S. If we cannot obtain foreign regulatory approvals or cannot obtain them in a timely manner, our growth and profitability from international operations could be adversely affected.

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

    The personnel conducting our operations in Mexico are currently subject to collective labor agreements. These collective labor agreements consist of “evergreen” contracts that have no expiration date and whose terms remain in full force and effect from year-to-year, unless the parties agree to negotiate new terms. The employees subject to these “evergreen” agreements may, however, request a renegotiation of their employee compensation terms on an annual basis or a renegotiation of the entire agreement on a biannual basis, although we are not required to honor any such request. The personnel conducting operations in Argentina are also subject to collective labor agreements. We have not experienced work stoppages in Mexico or Argentina in the past but cannot guarantee that we will not experience work stoppages in the future. A prolonged work stoppage could adversely impact our revenues, cash flows, and net income. Mexico’s Federal Labor Law was reformed effective August 1, 2021, in relation to labor subcontracting which resulted in an increase in Statutory Profit Sharing (PTU).

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

    The EPA has adopted regulations to restrict emissions of GHGs under existing provisions of the CAA. Such EPA rules regulate GHG emissions under the CAA and require a reduction in emissions of GHGs from motor vehicles and from certain large stationary sources. For example, the EPA published final rules in June 2016 that require the reduction of volatile organic compounds and methane emissions from certain hydraulically fractured natural gas wells and further require that most wells use so-called “green” completions at certain hydraulically fractured natural gas wells. These regulations also established new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Certain of our compressor packages are subject to these requirements and additional control equipment and maintenance operations are required. While the EPA under the Trump Administration finalized rules to rescind or modify certain of these requirements in September 2020, including rescission of the methane-specific requirements applicable to sources in the production and processing segments of the oil and gas industry, various states and industry and environmental groups are separately challenging the EPA’s 2016 standards and its September 2020 final rule. However, the U.S. Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking effectively reinstating the 2016 standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb new source and OOOOc first-time existing source standards of performance for GHG and volatile organic compound (“VOC”) emissions for the crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. The EPA issued a supplemental proposal enhancing this proposed rulemaking in 2022, which, among other items, sets forth specific revisions strengthening the first nationwide emissions guidelines for states to limit methane emissions from existing oil and natural gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, it is likely that these requirements will be subject to legal challenges. While we do not believe that compliance with current regulatory requirements will have a material adverse effect on our business, additional or more stringent regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs. In addition, the EPA requires the annual reporting of GHG emissions from specified large GHG emission sources in the U.S., including petroleum refineries, as well as from certain oil and gas production facilities.

    In addition, in December 2015, over 190 countries, including the U.S., reached an agreement to reduce global GHG emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 170 nations, including the U.S., ratified or otherwise indicated their intent to be bound by the Paris Agreement. Although the U.S. withdrew from the Paris Agreement in November 2020, President Biden recommitted the United States in February 2021, and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered in Glasgow in November 2021 at the 26th Conference to the Parties (“COP26”) during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies, amongst other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. These goals were reaffirmed at COP27 in November 2022, and countries were called upon to accelerate efforts to phase out inefficient fuel subsidies, though no firm commitments or timelines were made. The full impact of these actions is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects on us and our customers’ operations.

There are also increasing financial risks for fossil fuel producers as stockholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. The Federal Reserve has since announced that six of the largest banks in the United States will take part in a pilot climate scenario analysis, which is expected to conclude at the end of 2023. Although we cannot predict the effect of these actions, such limitation of investments in and financing for fossil fuel energy companies could adversely impact our customers and, therefore, our operations. Additionally, the SEC published a proposed rule that would require climate disclosures from registrants, include data on Scope 1 and Scope 2 GHG emissions and, in some cases, Scope 3. Although the final form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements. Additionally, we cannot predict how financial institutions and investors might consider information disclosed under any final rule, and it is possible that as a result we could face increases with respect to the costs of, or restrictions imposed on, our access to capital.

    President Biden has also issued executive orders that commit to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risk across government agencies and economic sectors. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our facilities and operations could require us to incur costs. Further, Congress has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources, and has passed laws such as the IRA 2022 that advance numerous climate-related activities. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our products and services. Litigation risks are also increasing as a number of parties have sought to bring suit against certain oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time, but defrauded their investors or customers by failing to adequately disclose those impacts.

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

    Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA asserted regulatory authority pursuant to the federal Safe Drinking Water Act, Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; published final rules under the CAA in 2012 and published additional final regulations in June 2016 governing methane and volatile organic compound performance standards, including standards for the capture of air emissions released by the oil and natural gas hydraulic fracturing industry; published in June 2016 an effluent limitations guidelines final rule prohibiting the discharge of waste water from shale natural-gas extraction operations to a treatment plant; and in 2014 published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the U.S. Bureau of Land Management ("BLM") published a final rule in 2016 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. BLM under the Trump Administration issued a final rule in late 2018 rescinding the 2016 action; however, a California federal court vacated the 2018 final rule in July 2020, and a Wyoming federal court subsequently vacated the 2016 final rule in October 2020. Accordingly, the 2016 final rule is no longer in effect, but the Wyoming decision is expected to be appealed. Moreover, the Biden Administration is expected to pursue regulatory initiatives that regulate hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges. In 2021, the Biden Administration took multiple actions to pause new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days. In addition, President Biden issued an executive order on January 27, 2021, that suspends new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration resulting in the issuance of a nationwide permanent injunction by a federal district judge in Louisiana effectively halting implementation of the leasing suspension. Relatedly, the Department of the Interior released its report on federal gas leasing and permitting practices in November 2021, referencing a number of recommendations and an overarching intent to modernize the federal oil and gas leasing program, including by adjusting royalty and bonding rates, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. Additionally, the Bureau of Land Management proposed a rule in November 2022 that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if the Bureau finds that an operator’s methane waste minimization plan is insufficient. Implementation of many of the recommendations in the report will require Congressional action and provisions of the reforms have been subject to litigation. We cannot predict the extent to which the recommendations may be implemented now or in the future, but restrictions on federal oil and gas activities have the potential to result in increased costs on our customers, decreased demand for our services on federal lands, and an adverse impact on our business.

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

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures will be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Additionally, while we may also announce various voluntary ESG targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent that we do meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. Also, despite these aspirational goals, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

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

The Inflation Reduction Act of 2021 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.

In August 2022, President Biden signed the Inflation Reduction Act of 2021 (the “IRA 2022”) into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, among other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouses gases through a methane emissions charge. The IRA 2022 amends the federal CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900.00 per ton of methane, increase to $1,200.00 in 2025, and be set at $1,500.00 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane charge imposed on our oil and gas customers could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. This could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services.

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
•recommendations by research analysts that cover us and other companies in our industry;
•risks related to acquisitions and our growth strategy;
•uncertainty about current global economic conditions; and
•other general economic conditions.

During 2022, the market price for our common units ranged from a high of $1.57 per common unit to a low of $1.12 per common unit. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to operating performance and are attributable, in part, to outside factors such as the COVID-19 pandemic and its impact on the world economy. The volatility of our common units may make it difficult for investors to resell our common units at attractive prices.

If we cannot meet the continued listing requirements of the NASDAQ Exchange (the “NASDAQ”), the NASDAQ may delist our common units.

The Partnership has been notified by the NASDAQ in the past from time to time that the closing price of the Partnership’s common units over the prior 30 consecutive trading day period was below $1.00 per unit, which is the minimum closing price per unit required to maintain listing on the NASDAQ under Rule 5450 (“Rule 5450”). While the Partnership is currently in compliance with Rule 5450, there can be no assurance that the Partnership will maintain compliance with such rule or the NASDAQ’s other listing rules in the future. On March 9, 2023, the trading price of our common units closed at $1.45 per unit.

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

Our partnership agreement requires us to distribute all of the available cash we generate each quarter. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our common unitholders. As a result, our general partner relies primarily upon external financing sources, including existing debt arrangements and the issuance of additional debt and equity securities, as well as cash flows from operations to a certain extent, to fund our expansion capital expenditures. To the extent that we are unable to finance growth externally, this requirement significantly impairs our ability to grow. In addition, also as a result of this requirement, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent that we issue additional units in connection with any expansion of capital expenditures, the payment of distributions on those additional units may decrease the amount we distribute on each outstanding unit. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. See also “—We may not have sufficient cash from operations following the establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to increase cash distributions to our common unitholders.”

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

    Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors. The board of directors of our general partner will be chosen indirectly by Spartan through its subsidiary that is the sole shareholder of our general partner. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66.7% of all outstanding common units is required to remove our general partner. As of March 9, 2023, our general partner and its affiliates own 44.9% of our aggregate outstanding common units. Due to these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

    If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of March 9, 2023, our general partner and its affiliates own an aggregate of 44.9% of our common units.

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

    While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of Spartan). As of March 9, 2023, our general partner and its affiliates own an aggregate of 44.9% of our common units.

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

Approximately 12.2% of our consolidated revenues for the year ended December 31, 2022, were generated in non-U.S. jurisdictions, primarily Mexico, Canada, Argentina, Chile and Egypt. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional taxes being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated taxes being imposed in jurisdictions in which we are organized or from which we receive income and further reduce the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

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
Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties.

As of December 31, 2022, we owned four service facilities in North Dakota and Texas. We lease 22 additional service facilities in Alabama, Arkansas, California, Colorado, New Mexico, Oklahoma, Texas and West Virginia. We also lease service facilities and administrative offices in Argentina, Canada, Egypt and Mexico. We also lease a number of storage facilities located across the geographic markets we serve. As of January 2022, we are leasing our own office space in The Woodlands, Texas for our headquarters. We moved out of the TETRA’s headquarters in The Woodlands, Texas as of January 2022. Our primary assets include our fleet of compression and other equipment. See “Item 1 Business - Products and Services - Contract Services,” for a discussion and description of our compression fleet. All obligations under our First Lien Notes and our Second Lien Notes are secured by security interests in substantially all of our compression assets but excluding other real property assets. In January 2022, we sold our facilities in Oklahoma City, and we currently do not own real property in Oklahoma.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Market Information

    Our common units are traded on NASDAQ under the symbol “CCLP.” As of March 9, 2023, there were 55 holders of record of the common units. The actual number of common unitholders is greater than this number of record holders and includes common unitholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

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

Common Units. We pay quarterly distributions to the holders of common units to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses. Beginning with the distribution for the fourth quarter of 2018, we have paid a distribution of $0.01 per common unit, or $0.04 on an annualized basis. There is no guarantee that we will continue to pay the reduced current quarterly distribution on the common units or be able to increase it in the future. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2022 totaled $0.04 per common unit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Cash Flows - Financing Activities” for a discussion of restrictions on our ability to make distributions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
October 1 – October 31, 2022	—	$—	N/A	N/A
November 1 – November 30, 2022	—	—	N/A	N/A
December 1 – December 31, 2022	—	—	N/A	N/A
Total	—		N/A	N/A

Securities Authorized for Issuance under Equity Compensation Plans.

    See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for information regarding our equity compensation plans as of December 31, 2022.
Item 6. Reserved.

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

On January 29, 2021, Spartan acquired from TETRA the Partnership’s general partner, IDRs and 10.95 million common units in the Partnership in the GP Sale. In connection with the GP Sale, on January 29, 2021, TETRA entered into the Transition Services Agreement with the Partnership, pursuant to which TETRA provided certain accounting, information technology and back-office support services to the Partnership for a period of up to one year following closing. The Transition Services Agreement with TETRA expired on January 31, 2022.

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
Business Overview

    We are a provider of contract services related to the exploration and production of oil and natural gas, including natural gas compression services and treating services. Natural gas compression equipment is used for natural gas and oil production, gathering, artificial lift, production enhancement, transmission, processing, and storage. We also provide a variety of natural gas treating services. Our compression business includes a fleet of approximately 4,600 compressor packages providing approximately 1.2 million in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Our treating fleet includes amine units, gas coolers, and related equipment. Our aftermarket business provides compressor package overhaul, repair, engineering and design, reconfiguration and maintenance services, as well as the sale of compressor package parts and components manufactured by third-party suppliers. Our customers operate throughout many of the onshore producing regions of the United States, as well as in a number of international locations, including Mexico, Canada, Argentina, Egypt and Chile.

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

During 2021, our financial results were affected by the economic impact of the COVID-19 pandemic. Reduced spending by oil and gas operators led to a decline in our compression fleet utilization which impacted revenues and pricing. Oil and natural gas commodity prices gained strength throughout 2021 and increased significantly during 2022. West Texas Intermediate oil prices reached an average of $83 per barrel in the fourth quarter of 2022. This increase in commodity prices, coupled with the waning impact of the COVID-19 pandemic on the economy, resulted in an increase in the demand for our contract services, aftermarket services, and equipment rentals. Our compression fleet utilization increased to 86.8% as of December 31, 2022, compared to 80.8% as of December 31, 2021. In addition, as a result of increased customer demand, we were able to implement price increases on many of our compression contracts in the second half of 2021 and throughout 2022. Revenue from contract services increased each quarter in 2022. We secured orders from key customers for high-horsepower and electric compressors that started generating revenues in the fourth quarter of 2022 and continue to be deployed in 2023. Our customers remain focused on capital discipline; however, the levels of quote activity and awards remain strong. The strengthening market environment has increased, competition for field and corporate employees. Supply chain issues, increased commodity prices, and inflationary pressures have increased costs and impacted the availability of our parts and supplies. In December 2022, an international contract expired through its natural course, as of December 31, 2022 the contract has not renewed. Management is having ongoing conversations over a renewal or extension. External factors including Russia’s invasion of Ukraine, inflationary pressures and related monetary policy, such as Federal Reserve rate increases, could adversely affect our results of operations, impair our ability to raise capital, or otherwise adversely impact our ability to realize certain business strategies. We continue to monitor these risks and take the necessary actions to mitigate them. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet.

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

2022 Compared to 2021

	Year Ended December 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2022	2021	2022 vs. 2021	2022	2021	2021 vs. 2020
	(In Thousands)
Revenues:
Contract services	$263,241	$234,998	$28,243	74.5%	77.3%	12.0%
Aftermarket services	72,928	53,534	19,394	20.6%	17.6%	36.2%
Equipment rentals	14,865	12,903	1,962	4.2%	4.2%	15.2%
Equipment sales	2,364	2,736	(372)	0.7%	0.9%	(13.6)%
Total revenues	353,398	304,171	49,227	100.0%	100.0%	16.2%
Cost of revenues:
Cost of contract services	135,639	118,702	16,937	38.4%	39.0%	14.3%
Cost of aftermarket services	58,199	45,578	12,621	16.5%	15.0%	27.7%
Cost of equipment rentals	2,346	1,065	1,281	0.7%	0.4%	120.3%
Cost of equipment sales	1,382	3,342	(1,960)	0.4%	1.1%	(58.6)%
Total cost of revenues	197,566	168,687	28,879	55.9%	55.5%	17.1%
Depreciation and amortization	78,231	78,234	(3)	22.1%	25.7%	—%
Impairments and other charges	135	—	135	—%	—%	100.0%
Insurance recoveries	—	—	—	—%	—%	100.0%
Selling, general, and administrative expense	42,563	43,299	(736)	12.0%	14.2%	(1.7)%
Interest expense, net	50,503	54,791	(4,288)	14.3%	18.0%	(7.8)%
Other (income) expense, net	1,882	3,868	(1,986)	0.5%	1.3%	(51.3)%
Loss before taxes and discontinued operations	(17,482)	(44,708)	27,226	(4.9)%	(14.7)%	(60.9)%
Provision for income taxes	4,786	4,952	(166)	1.4%	1.6%	(3.4)%
Loss from continuing operations	(22,268)	(49,660)	$27,392	(6.3)%	(16.3)%	(55.2)%
Income (loss) from discontinued operations, net of taxes	173	(612)	$785	—%	(0.2)%	(128.3)%
Net loss	$(22,095)	$(50,272)	$28,177	(6.3)%	(16.5)%	(56.0)%

Revenues

    Contract services revenues increased by $28.2 million, or 12.0%, during 2022 compared to the prior year. The increase in revenues is due to an increase in activity levels resulting from strong oil and gas commodity prices and the economic recovery as the impact of the pandemic diminishes. Compression fleet horsepower utilization and operating horsepower both increased in 2022 compared to the prior year. In addition, due to the improved market conditions, we implemented price increases resulting in an increase in revenues. Operating horsepower increased compared to the prior year period due to the deployment of new compressor units in 2022 and the redeployment of idle compressor units in late 2021 and throughout 2022.

    Aftermarket services revenues increased $19.4 million, or 36.2%, during 2022 compared to the prior year due to increased demand for compression parts and services resulting from an increase in activity levels by our customers. With the improvement in market conditions and the strong oil and gas commodity prices, customers have increased production of oil and gas which, in turn, increased the demand for parts and services needed to maintain their compression fleet.

Equipment rentals revenues increased $2.0 million, or 15.2%, during 2021 due to the addition of Spartan Treating revenues in the consolidated financial statements of the Partnership effective January 29, 2021. The prior year period only includes approximately 11 months of revenues from Spartan Treating compared to 12 months in the current year period. Additionally, the number of revenue-generating gas coolers increased in 2022 due to an increase in customer demand and higher activity levels.

    Equipment sales revenues decreased $0.4 million, or 13.6%, during 2022 compared to the prior year due to a decrease in used unit sales.

Cost of revenues

Cost of contract services increased $16.9 million compared to the prior year due to an increase in revenues and higher activity levels. Cost of contract services as a percentage of contract services revenues increased from 50.5% in 2021 to 51.5% in 2022. This increase was partially due to the effect of inflation resulting in increased costs in certain operating cost categories in 2022 including parts, field labor, and fluids costs.

    Cost of aftermarket services increased $12.6 million in 2022 compared to 2021 consistent with the increase in revenues. The cost of aftermarket services was also impacted by inflation in 2022.

Cost of equipment rentals increased $1.3 million compared to 2021 due to the increase in corresponding revenues. Cost of equipment rentals as a percentage of equipment rental revenue increased from 8.3% in 2021 to 15.8% in 2022. This was driven by increased use of outside service providers required to meet customer demand in a high utilization environment.

    Cost of equipment sales decreased $2.0 million during the current year as a result of selling aged units with decreased market value.

Depreciation and amortization

Depreciation and amortization expense consists primarily of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense remained relatively consistent compared to the prior year.

Impairments and other charges

    During the year ended December 31, 2022, a certain engine in inventory was written off due to an engine being sold at a loss, resulting in a charge of $0.1 million. There were no impairments or other charges recorded in 2022.

Selling, general, and administrative expense

    Selling, general, and administrative expenses decreased $0.7 million during 2022 compared to 2021 largely due to decreased employment expenses, including wages, incentives, benefits, and other employee-related expenses of $6.2 million primarily due to the transition of headcount from TETRA shared services model to in-house functions and decreased bad debt expenses and other expenses of $0.9 million. These decreases were offset by increased general expenses such as office, tax, and insurance expenses of $5.3 million and increased professional services fees of $1.1 million.

Interest expense, net

Interest expense, net decreased to $50.5 million during 2022 compared to $54.8 million in 2021 due to the redemption of our 7.25% Senior Notes in 2021.

Other (income) expense, net

Other (income) expense, net, was $1.9 million of expense during 2022 compared to $3.9 million of expense in 2021. This decrease in expense is primarily due to increased income associated with the disposal of assets offset increased foreign currency losses, primarily from our operations in Mexico and Argentina.

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

    Our effective tax rate for the year ended December 31, 2022, was negative 27.4% primarily due to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Income (loss) from discontinued operations, net of tax

Income (loss) from discontinued operations, net of tax increased from a $0.6 million loss for the year ended December 31, 2021, to a $0.2 million income for the year ended December 31, 2022. The prior year loss includes $0.2 million of new unit sales revenues offset by $0.5 million of cost of sales, and $0.4 million of selling, general, and administrative expenses. The 2022 gain is related to the expiration of the remaining warranty reserve not utilized.
How We Evaluate Our Operations

Operating Expenses. We use operating expenses as a performance measure for our business. We track our operating expenses using month-to-month, quarter-to-quarter, year-to-date, and year-to-year comparisons and as compared to budget. This analysis is useful in identifying adverse cost trends and allows management to investigate the cause of these trends and put corrective measures in place where possible. The most significant portions of our operating expenses are for our field labor, repair and maintenance of our equipment, and fluids cost. The costs of other materials consumed while performing our services, other labor costs, vehicle leases and maintenance cost, rent on facilities, and insurance expenses comprise the significant remainder of our operating expenses. Our operating expenses generally fluctuate with our level of activity.

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year ended December 31, 2022, is provided within the Results of Operations sections above.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2022	2021
	(In Thousands)
Net loss	$(22,095)	$(50,272)
Provision for income taxes	4,786	4,952
Depreciation and amortization	78,231	78,234
Impairments and other charges	135	—
Interest expense, net	50,503	54,791
Equity compensation	1,622	1,954
Transaction costs	210	2,146
ERP Write Off	—	4,635
Reorganization costs	—	754
Severance	432	114
Non-cash cost of compressors sold	1,382	3,368
Prior year sales tax accrual adjustment	—	367
Manufacturing engine order cancellation charge	—	300
(Benefit) provision for income taxes, depreciation, amortization and impairments attributed to discontinued operations	(173)	256
Other	440	(137)
Adjusted EBITDA	$115,473	$101,462

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

	Year Ended December 31,
	2022	2021
	(In Thousands)
Net cash provided by operating activities	$35,544	$27,156
Capital expenditures, net of sales proceeds	(43,939)	(42,098)
Free cash flow	$(8,395)	$(14,942)

Net cash provided by operating activities for the year ended December 31, 2021, includes $57.0 million of revenues in excess of cash expenses partially offset by $21.5 million in working capital changes.

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

	December 31,
	2022	2021
Horsepower
Total horsepower in fleet	1,187,357	1,196,842
Total horsepower in service	1,030,571	967,085
Total horsepower utilization rate	86.8%	80.8%

The following table sets forth our horsepower utilization rates by each horsepower class of our compression fleet as of the dates shown.

	December 31,
	2022	2021
Horsepower utilization rate by class
Low-horsepower (0-100)	62.4%	57.3%
Medium-horsepower (101-1,000)	84.4%	80.4%
High-horsepower (1,001 and over)	93.1%	86.1%
Total Horsepower utilization rate	86.8%	80.8%

The total horsepower utilization rate increased in 2022 compared to 2021 due to an increase in customer activity levels. This was driven by a high commodity price environment for oil and gas and the continued recovery from the impact of the COVID-19 pandemic on the global economy and energy sector. Market conditions improved in the current year resulting in an increase in total utilization of 6% compared to the utilization rate as of December 31, 2021, with meaningful gains in utilization in all horsepower categories. Operating horsepower increased by approximately 63,500 horsepower which includes the redeployment of previously idle horsepower and new high-horsepower compressors placed in service resulting from our growth capital investments.

Net Increases/Decreases in Compression Fleet Horsepower. We measure the net increase (or decrease) in our compression fleet horsepower during a given period by taking the difference between the aggregate horsepower of compressor packages added to the fleet during the period, less the aggregate horsepower of compressor packages removed from the fleet during the period.
Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, asset sales, and long-term and short-term borrowings, which we believe will be sufficient to meet our working capital and growth capital requirements during 2023. We have secured orders from key customers for high-horsepower and electric compressors which will drive our investment in growth capital and consume liquidity in 2023.

During 2022, oil and gas commodity prices remained strong resulting in an increase in activity levels by our customers and higher demand for our products and services. Although uncertainty remains, the outlook for the energy sector continues to be favorable. Despite these uncertainties, we remain committed to a long-term growth strategy. Our near-term focus is to reduce our leverage, preserve and enhance liquidity, and grow our profitability through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting assets where our evaluation suggests such transactions are in the best interests of our business. We are subject to business and operational risks that could materially and adversely affect our cash flows and, when coupled with risks associated with current debt and equity market conditions, our ability or desire to issue securities. Please read “Item 1A. Risk Factors.”

In November of 2021, in connection with the Spartan Acquisition, we closed a private placement of common units to certain investors for gross proceeds of $52.7 million (the “Private Placement”) and issued $10 million in aggregate principal amount of our 10.000%/10.750% Senior Secured Second Lien Notes due 2026 (the “New Second Lien Notes”) pursuant to a securities purchase agreement (the “Second Lien Notes Sale”). The proceeds of the Private Placement and Second Lien Notes Sale were used for general Partnership purposes, including the redemption of all $80.7 million of our senior unsecured notes in December 2021. These and other transactions completed in the fourth quarter of 2021 improved our overall financial condition and liquidity position.

    Following the redeployment of our idle assets, meeting increased demand for our contract services will require ongoing capital expenditure investment, which could be significant. We will determine appropriate funding of future capital expenditures, along with potential acquisitions, on a case-by-case basis. Funding sources may include existing cash balances, cash flow generated from our operations, borrowing against our Credit Facilities, finance leases with third parties, and issuance of equity.

The level of future growth capital expenditures depends on demand for our contract services, the level of cash available to fund these expenditures and our decisions whether to utilize available cash to fund increases in our quarterly common unit distribution, retire debt, or make capital expenditures. We expect capital expenditures in 2023 will range from $43.0 million to $48.0 million. These capital expenditures include approximately $17.0 million to $19.0 million of maintenance capital expenditures, approximately $23.0 million to $25.0 million of capital expenditures primarily associated with the expansion of our contract services fleet and $3.0 million to $4.0 million of capital expenditures related to investments in technology and facilities. We expect cash on hand and cash generated from operations will be sufficient to meet cash needs throughout 2023.

    On January 20, 2023, our general partner declared a cash distribution attributable to the quarter ended December 31, 2022, of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution was paid on February 14, 2023, to each of the holders of common units of record as of the close of business on January 31, 2023.
Cash Flows

A summary of our sources and uses of cash during the year ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
	(In Thousands)
Operating activities	$35,544	$27,156
Investing activities	(43,939)	(40,509)
Financing activities	10,270	3,377

Operating Activities

Net cash provided by operating activities increased by $8.4 million during the year ended December 31, 2022, to $35.5 million compared to $27.2 million provided by operating activities in 2021. Our cash provided from operating activities was primarily generated from the provision of contract compression and treating services.

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

Investing Activities

Capital expenditures during the year ended December 31, 2022, increased by $8.7 million compared to 2021 driven by an increase in investments in growth capital. Maintenance capital expenditures increased compared to the prior year. Total capital expenditures during 2022 were $53.7 million, offset by $1.4 million from compression units sold. Total capital expenditures for 2022 include $18.0 million of maintenance capital expenditures.

The level of growth capital expenditures depends on our ability to redeploy existing fleet equipment and demand for compression services. Improved market conditions have provided opportunities with our customer base to provide new compression horsepower, resulting in increased demand for growth capital. If the demand for compression services increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Distributions

During the year ended December 31, 2022, we distributed $5.7 million of cash distributions to our common unitholders and general partner.

Credit Agreement

On January 29, 2021, the Partnership amended the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for maximum revolving credit commitments of $35.0 million and includes a $3.5 million reserve, which results in reduced borrowing availability.

The maturity date of the Credit Agreement is June 29, 2025. As of December 31, 2022, we had an outstanding balance of $6.7 million and had $1.4 million in letters of credit against our Credit Agreement, leaving availability under the Credit Agreement of $23.4 million, subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement. As of March 9, 2023, we had $5.1 million balance outstanding under our Credit Agreement and $1.4 million in letters of credit, leaving availability under the Credit Agreement of $25.0 million, subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement. The amounts the Partnership may borrow under the Credit Agreement are based on the amounts of the Partnership’s accounts receivable and the value of certain inventory. Decreases in the amount of the Partnership’s accounts receivable and the value of its inventory would result in reduced borrowing availability under the Credit Agreement.

Spartan Credit Agreement

On November 10, 2021, certain unrestricted subsidiaries of the Partnership, Spartan Energy Services LLC, as borrower, and Treating Holdco, as new guarantor, entered into the First Amendment to Loan, Security and Guaranty Agreement (the “Spartan Amendment”) amending the Loan, Security and Guaranty Agreement dated January 29, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Spartan Credit Agreement”) with Bank of America, N.A., in its capacity as agent, and the other lenders and loan parties party thereto. As of December 31, 2022, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Spartan Credit Agreement, we had availability of $14.5 million.

The maturity date of the Spartan Credit Agreement is October 17, 2025. As of December 31, 2022, we had a $55.5 million outstanding balance. As of March 9, 2023, we have $55.0 million balance outstanding under our Credit Agreement and no letters of credit, leaving availability under the Spartan Credit Agreement of $12.0 million, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings under the Credit Agreement. The amounts that may be borrowed under the agreement are based on the amounts of accounts receivable, the value of certain inventory, and appraised value of fixed assets, and fixed asset net book value. Decreases in the amount of accounts receivable and the value of its inventory and fixed assets would result in reduced borrowing availability under the Spartan Credit Agreement.

Notes

We may from time to time seek to retire or purchase certain amounts of our outstanding senior notes through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

7.50% First Lien Notes due 2025

As of December 31, 2022, our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) had $400.3 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of December 31, 2022, our 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes”) had $172.5 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”). We have elected to cash pay interest starting April 1, 2022, prior to this we elected to pay interest by issuing additional PIK Notes.

In addition, the indentures governing our First Lien Notes and Second Lien Notes contain customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase, or redeem our common units, make certain investments and other restricted payments, or purchase or redeem any subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the collateral securing our First Lien Notes and Second Lien Notes; (v) consolidate, merge, or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. The indentures also contain customary events of default and acceleration provisions relating to events of default, which provide that upon an event of default under the indentures, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding First Lien Notes and Second Lien Notes may declare all of the First Lien Notes and Second Lien Notes to be due and payable immediately. We are in compliance with all covenants of the First Lien Notes and Second Lien Notes indentures as of December 31, 2022.

Finance Agreements

During the year ended December 31, 2022, we entered into Master Finance Agreements with a third party in the amount of $16.6 million to finance certain compression equipment. The notes are payable in monthly installments totaling $0.5 million for 36 months. The current portion of this amount is classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.

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

Off Balance Sheet Arrangements

As of December 31, 2022, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Supplemental Guarantor Financial Information

The $400.0 million and $172.7 million in aggregate principal amounts outstanding of the First Lien Notes and the Second Lien Notes, respectively, as of December 31, 2022 are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior secured basis, by the following U.S. restricted subsidiaries which are each a 100% owned subsidiary (each a “Guarantor Subsidiary” and collectively the “Guarantor Subsidiaries”):

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

Year Ended December 31, 2022
(In Thousands)
	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$387,170	$76,548	$(110,320)	$353,398
Cost of revenues (excluding depreciation and amortization expense)	—	277,030	30,856	(110,320)	197,566
Depreciation and amortization	—	67,117	11,114	—	78,231
Selling, general, and administrative expense	1,622	36,740	4,201	—	42,563
Interest (income) expense, net	55,813	(5,310)	—	—	50,503
Other (income) expense, net	(356)	1,840	398	—	1,882
Equity in net (income) loss of subsidiaries	(34,984)	(26,363)	—	61,347	—
Income (loss) before taxes and discontinued operations	(22,095)	35,981	29,979	(61,347)	(17,482)
Provision for income taxes	—	1,170	3,616	—	4,786
Income (loss) from continuing operations	(22,095)	34,811	26,363	(61,347)	(22,268)
Income from discontinued operations, net of taxes	—	173	—	—	173
Net income (loss)	(22,095)	34,984	26,363	(61,347)	(22,095)
Other comprehensive income	(2)	(2)	(2)	4	(2)
Comprehensive income (loss)	$(22,097)	$34,982	$26,361	$(61,343)	$(22,097)

December 31, 2022
(In Thousands)
		Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets		$—	$88,098	$40,217	$—	$128,315
Total non-current assets	170,960,000	559,335	556,888	112,444	(634,579)	594,088
Total assets		$559,335	$644,986	$152,661	$(634,579)	$722,403

LIABILITIES AND PARTNERS’ CAPITAL
Other current liabilities		$11,818	$62,419	$10,018	$—	$84,255
Long-term debt		572,791	6,313	54,912	—	634,016
Operating lease liabilities		—	17,800	1,619	—	19,419
Intercompany payables		—	349,743	9,319	(359,062)	—
Other long-term liabilities		—	8,438	1,549	—	9,987
Total liabilities		584,609	444,713	77,417	(359,062)	747,677
Total partners’ capital		(25,274)	200,273	75,244	(275,517)	(25,274)
Total liabilities and partners’ capital		$559,335	$644,986	$152,661	$(634,579)	$722,403

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management of our general partner has determined that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc. and the Unitholders of CSI Compressco LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CSI Compressco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 13, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Houston, Texas
March 13, 2023

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

The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board currently consists of eight directors, four of whom, Denise G. Essenberg, Stephen R. Gill, James R. Larson and Michael J. Tucker are independent as defined under the listing standards of the NASDAQ.

Name	Age	Position with CSI Compressco GP
Derek J. Anchondo	49	Assistant General Counsel
Jonathan W. Byers	44	Chief Financial Officer, Director
Denise G. Essenberg	64	Independent Director
Ted A. Gardner	65	Director, Chairman of the Board of Directors
Stephen R. Gill	65	Independent Director
John E. Jackson	64	Chief Executive Officer, Director
James R. Larson	73	Independent Director
Riplee L. Parkening	34	Controller
Matthew B. Pitcock	40	Vice President North America Sales, Compression Services
Robert W. Price	55	Chief Operating Officer, Director
Rodney P. Pruski	50	Vice President of Operations
Michael J. Tucker	51	Independent Director

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

Derek J. Anchondo has served as Assistant General Counsel of our general partner since August 2021. Prior to his current role, he was a Partner with large domestic and international law firms from 2011 to 2021. Prior to that, Mr. Anchondo held the role of Chief Counsel and Division Counsel with Pride International from 2006 to 2011 and held the role of Counsel – U.S. Operations with Hanover Compressor Company from 2003 to 2006. He began his career as an attorney in 1999 with large domestic and international law firms. Mr. Anchondo received his B.A. from Trinity University and his J.D. from the University of Houston Law Center. He is admitted to practice in the State of Texas and the State of New York.

Jonathan W. Byers has served as the Chief Financial Officer of our general partner and as a member of its Board since January 2021 and as Head of Corporate Development and Secretary of Spartan since 2010. Prior to joining Spartan, Mr. Byers served as Vice President, Corporate Development for Price Gregory Services (“Price Gregory”), a leading energy infrastructure services provider specializing in pipeline construction. Prior to joining Price Gregory, Mr. Byers held positions at SCF Partners (an energy focused investment firm) and General Atlantic (a global, growth focused private equity firm). Prior to General Atlantic, Mr. Byers was employed with Goldman Sachs Group in the Investment Banking Division. Mr. Byers holds a B.S. in Business Administration from Georgetown University and an M.B.A. from Harvard Business School.

Denise G. Essenberg has served as an independent director of our general partner’s Board since February 2021. Ms. Essenberg is a retired Partner with PwC, retiring in June 2019 after 40 years serving numerous insurance clients across the property/casualty, life and health payor sectors of the insurance industry and advising on acquisitions, pre- and post-transaction integration issues, business divestitures and the adoption of new technologies. Ms. Essenberg served as the managing partner of the PwC Grand Rapids and Hartford offices from 2003 to 2008 and 2008 to 2011, respectively, with oversight and responsibility for client service, office operations and resource management and was the audit transformation leader of PwC’s insurance practice from 2014 to 2019. Ms. Essenberg has served on the board of directors and as a member of its audit and compliance committee and finance committee of Health Alliance Plan of Michigan since January 2021 and as a member of the board of directors and audit committee chairperson of Atain Insurance Company and Atain Specialty Insurance Company since June 2020. In December 2021, Ms. Essenberg was elected to the board of directors and was appointed audit committee chairperson of Frankenmuth Mutual Insurance Company. Ms. Essenberg received her B.A. from Michigan State University and attended the Kellogg School of Management Women’s Director Development Program at Northwestern University in 2015.

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

Stephen R. Gill has served as an independent director of our general partner’s Board and as member of its Audit Committee since January 2021. Mr. Gill has served as the Chief Executive Officer of Lindsayca Solutions, an EPC firm specializing in production and processing facilities, since December 2018. From March 2017 to December 2018, Mr. Gill was retired. From January 2014 to January 2017, Mr. Gill was the Chief Executive Officer of Valerus,

a global provider of compression, production, and processing equipment and turnkey facilities. Prior to Valerus, Mr. Gill served in various senior positions at Exterran and Hanover, including Vice President – International and at Ingersoll Rand & Dresser Rand. Mr. Gill holds a B.S. degree in Mechanical Engineering from Texas A&M University.

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

James R. Larson has served as an independent director of our general partner’s Board and as Chairman of its Audit Committee since July 2011 and as a member of its Conflicts Committee since April 2012. Since January 1, 2006, Mr. Larson has been retired. From September 2005 until January 1, 2006, Mr. Larson served as senior vice president of Anadarko Petroleum Corporation (“Anadarko”). From December 2003 to September 2005, Mr. Larson served as senior vice president, finance and chief financial officer of Anadarko. From 2002 to 2003, Mr. Larson served as senior vice president, finance of Anadarko where he oversaw treasury, investor relations, internal audits and acquisitions and divestitures. From 1995 to 2002, Mr. Larson served as vice president and controller of Anadarko where he was responsible for accounting, financial reporting, budgeting, forecasting, and tax. Prior to that, he held various tax and financial positions within Anadarko after joining the company in 1981. Mr. Larson currently serves as a director, chairman of the audit committee and a member of the governance committee of Magnolia Oil & Gas Corporation, a publicly traded company that is subject to the reporting requirements of the Exchange Act. From September 2006 until June 2018, Mr. Larson served as a director of EV Management, LLC, the general partner of EV Energy GP, which was the general partner of EV Energy Partners, L.P. a publicly traded limited partnership. Mr. Larson is a current member of the American Institute of Certified Public Accountants, Financial Executives International, the Tax Executives Institute and the National Association of Corporate Directors. He received his B.B.A. degree in business from the University of Iowa.

    Riplee L. Parkening has served as the Principal Accounting Officer as of October 2022. She served as Controller of the Partnership since July 2022 and as Director of Accounting since 2018. Prior to joining the Partnership, Ms. Parkening served as Controller of Premium Inspection and Testing from 2016 to 2018 where her responsibilities included managing the accounting process, financial reporting, and working with the external auditors. Prior to joining Premium Inspection and Testing, Ms. Parkening held positions at Martin Resource Management Corporation from 2011 to 2016. Her responsibilities included managing the accounting department, internal operational reporting, and communicating with auditors. Ms. Parkening received her B.B.A. in accounting from The University of Texas at Tyler, is a certified public accountant in the State of Texas, and a certified fraud examiner.

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

Robert W. Price has served as the Chief Operating Officer of our general partner and as a member of its Board since January 2021 and as Chief Operating Officer of Spartan since 2010. Prior to joining Spartan, Mr. Price held senior management positions with Exterran Corporation (NYSE: EXTN), Hanover Compressor Company and Ariel Compressor Corporation. Mr. Price has spent most of his career developing and executing gas treating and processing applications in the U.S. and Latin America. Mr. Price holds a B.S. in Mechanical Engineering from The University of Notre Dame and an M.B.A from Carnegie Mellon.

Rodney P. Pruski has served as Vice President of Operations of our general partner since January 2022, responsible for North American Compression Services, Aftermarket Operations and Supply Chain. Rodney joined Compressor Systems, Inc. in November 1998, which was acquired by the partnership in 2014. He served in numerous roles as Controller (1999-2006), Operational Support (2006-2012), Regional Manager for South Texas (2012-2020), and as Director of Operations (2020-2022). Mr. Pruski earned a B.B.A. in Accounting and Computer Information Systems from Texas State University.

Michael J. Tucker has served as an independent director of our general partner’s Board since October 2022. Michael Tucker is the Founder and Managing Partner of Orvieto Partners, L.P. Mr. Tucker has 26 years of experience investing in the publicly traded debt and equity securities companies in the gaming, lodging, leisure and energy sectors and 28 years of experience in finance. Before founding Orvieto Partners, Mr. Tucker was a Partner/Portfolio Manager at PAR Capital Management, Inc, a Boston-based long/short equity fund founded in 1990, which makes concentrated investments based on narrowly focused and rigorous fundamental research with a long-term orientation. Prior to joining PAR capital, Mr. Tucker was a Partner and Portfolio Manager at Andover Capital Advisors, LLC, a long-short hedge fund that made concentrated investments in the debt and equity securities of companies with levered capital structures. Before Andover Capital, Mr. Tucker worked at Standish Mellon Assets Management (formerly Standish, Ayer, & Wood, Inc.) He serves on the Providence College Business Advisory Council and the Men’s Basketball Vision Team. Mr. Tucker is a graduate of Providence College and received an MBA from the Carroll School of Management at Boston College.

Board Meetings and Committees

During 2022, the Board held four meetings. The standing committees of the Board during 2022 consisted of an Audit Committee and a Conflicts Committee. During 2022, the Audit Committee held seven meetings. The Conflicts Committee did not hold any meetings during 2022.

Audit Committee. During 2022, the Audit Committee was composed of Mr. Larson, as Chairman, Mr. Gill and Ms. Essenberg. The purposes of the Audit Committee are to (i) oversee the financial and reporting processes of the Partnership and the general partner, and the audit of the Partnership’s financial statements, (ii) assist the Board in fulfilling its oversight responsibilities with regard to the integrity of the Partnership’s financial statements, the Partnership’s and the general partners’ compliance with legal and regulatory requirements, the qualifications, independence and performance of the Partnership’s independent registered public accounting firm, and the effectiveness and performance of the Partnership’s and the general partner’s internal audit function, and (iii) perform such other functions as the Board may assign from time to time. The Audit Committee has sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms, and approve any non-audit service to be performed by our independent registered public accounting firm. To promote the independence of its audit, the Audit Committee consults separately and jointly with the independent registered public accounting firm, our internal auditor, and management.

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

Conflicts Committee. Membership of the Conflicts Committee, which was formed in April 2012, was composed of Messrs. Larson and Gill and Ms. Essenberg during 2022. It is anticipated that committee membership will be established on an ad hoc basis going forward. The purposes of the Conflicts Committee are to (i) as requested by the Board, review and evaluate any potential conflicts of interest between us and the owner of our general partner or its affiliates or us and Spartan or its subsidiaries or affiliates, and (ii) carry out any other duties assigned by the Board that relate to potential conflicts of interest between us and the owner of our general partner or its affiliates or us and Spartan or its subsidiaries or affiliates. The Conflicts Committee has the sole authority to retain and terminate any consultants, attorneys, independent accountants or other service providers to assist it in the evaluation of conflicts matters, including the sole authority to approve their fees and other terms of retention.

As required by the Third Amended and Restated Agreement of Limited Partnership of the Partnership, the Board reviewed the independence of Messrs. Larson and Gill and Ms. Essenberg and determined that each of them meets the independence standards established thereunder as required for service on the Conflicts Committee. Included within such determination, the Board also determined that each of Messrs. Larson, Gill and Tucker and Ms.

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

Summary Compensation

The following table sets forth the aggregate compensation earned by (i) each individual serving as our President or Chief Executive Officer (our “Principal Executive Officer”), and (ii) each of our two other most highly compensated executive officers (each a “Named Executive Officer” or “NEO”) for the fiscal years ended December 31, 2022 and 2021.

 Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus	Unit Awards (2)	Non-Equity Incentive Plan Compensation (3)(4)	All Other Compensation (5)	Total (6)
		($)	($)	($)	($)	($)	($)
John E. Jackson	2022	$516,202	$—	$—	$660,000	$19,623	$1,195,825
Chief Executive Officer, Director	2021	$439,167	$—	$900,000	$489,167	$10,700	$1,839,034

Jonathan W. Byers	2022	$412,962	$—	$—	$330,000	$16,373	$759,335
Chief Financial Officer, Director	2021	$355,833	$—	$900,000	$234,167	$10,700	$1,500,700

Robert W. Price	2022	$412,962	$—	$—	$330,000	$19,623	$762,585
Chief Operations Officer, Director	2021	$355,833	$—	$900,000	$234,167	$10,700	$1,500,700

(1)    Compensation for Messrs. Jackson, Byers and Price for fiscal year ended December 31, 2021, reflects compensation from the date of the GP Sale to fiscal year end (i.e., January 29, 2021, to December 31, 2021).
(2)    The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of phantom unit awards granted during the fiscal year ended December 31, 2021, as applicable, in accordance with FASB ASC Topic 718. The phantom unit awards were granted under the LTIP on February 19, 2021, relate to our common units, and were valued at $1.96 per common unit in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements for the year ended December 31, 2021, for a discussion of other assumptions used in determining the grant date value of these awards. We did not grant equity-based awards during the 2022 year to our NEOs.
(3)    Amounts shown in the “Non-Equity Incentive Compensation Plan” column are the earned portions of awards granted under CSI Compressco’s Cash Incentive Compensation Plan (the “CICP”) for the annual performance period ending December 31, 2021, and the annual performance period ending December 31, 2022. Such awards are payable, to the extent earned, based on financial and operational performance measures. Amounts earned as of December 31, 2022, are expected to be paid by April 2023.
(4)    As previously disclosed in the Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 7, 2023 (the “Information Statement”), we estimated that John E. Jackson, Jonathan W. Byers, and Robert W. Price would each receive 2022 awards pursuant to the CICP in the amounts of $600,000, $300,000, and $300,000 respectively. Based on the Board’s assessment of 2022 performance, the awards for each of the Principal Executive Officer and each NEO are as reflected.
(5)    The amounts reflected represent (i) matching contributions under the Spartan 401(k) Retirement Plan from January 1, 2021, through December 31, 2021, and the CSI Compressco 401(k) Retirement Plan from January 1, 2022, thru December 31, 2022, and (ii) the value of distribution equivalent rights settled in connection with the vesting of phantom unit awards that relate to CSI Compressco’s common units which was $6,123.04 for Mr. Jackson, Mr. Byers, and Mr. Price in fiscal year ended December 31, 2022.
(6)    As noted above, the formula that determines the compensation costs allocated to us pursuant to the Management Services Agreement does not divide the costs between specific compensation elements, therefore out of an abundance of caution we have chosen to report the total compensation provided to each of the applicable Named Executive Officers for fiscal years 2021 and 2022 within this column. However, pursuant to the Management Services Agreement, we only reimbursed Spartan for the following amounts in fiscal year 2021 for compensation paid to the NEOs: Mr. Jackson, $0.4 million; Mr. Byers, $0.4 million; and Mr. Price, $0.4 million.

Salary and Bonus Compensation

None of the NEOs are a party to an employment agreement or other individual service agreement. Base salary amounts were determined by the Board of Directors. As noted above, each NEO participated in the CICP during the 2022 year. The CICP budget pool for the 2022 awards under the CICP is based on EBITDA and pays out in accordance with the following table:

	Threshold	Target	Maximum
EBITDA	$105M	$113M	$121M
Payout %	30%	100%	150%

Individual bonus payouts may be increased or decreased by 0-200% of the CICP target based on individual performance at the discretion of the Board of Directors. The 2022 CICP target for John Jackson was 120% and 75% for Jonathan Byers and Robert Price, respectively.

Retirement, Health and Welfare Benefits

Our employees are eligible to participate in a variety of health and welfare and retirement programs sponsored by the Partnership. Our NEOs are generally eligible for the same benefit programs on the same basis as the remainder of our employees. Our health and welfare programs are intended to protect employees against catastrophic loss and to encourage a healthy lifestyle. These health and welfare programs include medical, wellness, pharmacy, dental, life insurance, short-term and long-term disability insurance, and insurance against accidental death and disability.

401(k) Plan

The NEOs became eligible to participate in the CSI Compressco 401(k) Retirement plan (the “CSI Compressco 401(k) Plan”) effective January 1, 2022. The CSI Compressco 401(k) Plan is intended to supplement a participant’s personal savings and social security. Under this plan, the NEOs may contribute on a pre-tax basis up to 70% of their compensation, subject to an annual maximum established under the Internal Revenue Code (the “Code”). The Partnership makes a matching contribution under these plans equal to 50% of the first 8% of the NEOs annual compensation that is contributed to the plan. Such matching contribution was suspended in April 2020 and reinstated in December 2021. All employees (other than nonresident aliens) who have reached the age of eighteen are eligible to participate in the CSI Compressco 401(k) Plan beginning on the first day of the month following their completion of thirty (30) days of service with us.

The Named Executive Officers were eligible to participate in Spartan’s 401(k) retirement plan (the “Spartan Plan”) through December 31, 2021. Effective January 1, 2022, the Spartan Plan was eliminated and the Named Executive Officers transitioned to the CSI Compressco 401(k) Retirement Plan. Under the Spartan Plan, the Named Executive Officers were eligible to contribute to the plan on a pretax basis subject to an annual maximum established under the Code. Spartan made a matching contribution of 100% on the first 3% of a participant’s annual compensation that was contributed to the Spartan Plan. All employees (other than nonresident aliens) who have reached the age of twenty-one (21) were eligible to participate.

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such tickets are used for business purposes. During 2022, no NEO received an allowance from us for any of the above or a reimbursement for any expense incurred for non-business purposes.

Outstanding Equity Awards at Fiscal Year End

The Partnership continued to maintain our LTIP following the GP Sale, and each of Messrs. Jackson, Byers and Price were eligible to receive a grant of phantom unit awards during fiscal year 2021. Each phantom unit award granted on February 19, 2021, was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award. The awards are intended to cover equity-based incentive awards for these NEOs for a period of three years and no new equity-based awards are currently planned for Messrs. Jackson, Byers and Price until 2024.

The following table discloses the number and value of unvested phantom unit awards granted under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year End Table

	Unit Awards
Name	Number of Units that Have Not Vested(1)	Market Value of Units that Have Not Vested(2)
	(#)	($)
John E. Jackson	306,123	$407,144
Jonathan W. Byers	306,123	$407,144
Robert W. Price	306,123	$407,144

(1) One-third of the unvested phantom unit awards granted on February 19, 2021, vested on February 19, 2022, and one-third will vest on each of February 19, 2023, and February 19, 2024.
(2) All outstanding unit awards relate to our common units. Market value is determined by multiplying the number of units that have not vested by $1.33, the closing price of our common units on December 30, 2022.

Potential Payments upon a Change of Control or Termination

We do not have a severance plan for, or any agreement with, any Named Executive Officer that would require us to make any termination payments.

Under the LTIP, our general partner’s Board of Directors, in its sole discretion, may accelerate the vesting of restricted units, phantom units, and performance phantom units held by our Named Executive Officers upon termination of their employment. Solely for purposes of these disclosures, we have assumed that all outstanding unit awards would be accelerated if the Named Executive Officer’s employment was terminated without cause in connection with a change of control, or upon the death, disability, or retirement of such officer, although such an acceleration is not a guaranteed benefit. The amounts that each NEO that was providing services to us as of December 31, 2022, could receive in connection with the potential acceleration of their outstanding equity awards would have been $407,144.

Director Compensation

Each director who is not an employee of our general partner or any of its subsidiaries, receives non-cash compensation of $60,000 per year for attending regularly scheduled board meetings. The non-cash compensation is paid for the upcoming service year in the form of phantom unit awards that have an intended grant date value of $60,000, prorated for any newly elected director to such director’s date of election and that vest over the service year as set forth below. All such awards of phantom units are granted under our LTIP. Each phantom unit award granted to the directors on February 7, 2022, was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director is paid an annual cash retainer of $60,000 per year, paid in quarterly cash installments. Directors who are appointed as chairmen of the Audit Committee receive an additional cash retainer of $10,000 per year paid in quarterly installments.
Directors who are also our officers or employees, or officers or employees of our general partner or any of its subsidiaries, did not receive any compensation for duties performed as our directors. Consequently, none of Mr.

Jackson (our current Chief Executive Officer), Mr. Byers (our current Chief Financial Officer) or Mr. Price (our current Chief Operating Officer) was compensated for their respective service to us as a director during 2022.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2022.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	All Other Compensation(3)	Total
Denise Essenberg	$60,000	$60,000	$1,225	$121,225
Ted Gardner	$60,000	$60,000	$1,225	$121,225
Stephen Gill	$60,000	$60,000	$1,225	$121,225
James R. Larson(4)	$70,000	$60,000	$1,225	$131,225
Michael Tucker	$15,000	$—	$—	$15,000

(1) The amounts in this column reflect the annual cash retainer payments earned for service as a non-employee director during 2022.
(2) The amounts included in the “Stock Awards” column reflect the aggregate grant date fair value of awards granted on February 7, 2022 (which will vest on February 7, 2023), in accordance with FASB ASC Topic 718. Phantom unit awards granted under the LTIP on February 7, 2022, relate to our common units and were valued at $1.39 per common unit in accordance with FASB ASC Topic 718. As of December 31, 2022, each of Messrs. Essenberg, Gardner, Gill, and Larson held 43,165 outstanding phantom units.
(3) The amounts reflected represent the value of distribution equivalent rights settled in connection with the vesting of unit awards that relate to CSI Compressco’s common units.
(4) In 2022 Mr. Larson received an additional $10,000 cash retainer for his service as the Board of Directors Audit Committee Chairman.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and officers, which will provide that we will indemnify them to the fullest extent permitted by our Third Amended and Restated Agreement of Limited Partnership, Bylaws, and applicable law. The indemnification agreement also provides that our directors and officers will be entitled to the advancement of fees as permitted by applicable law and sets out the procedures required for determining entitlement to and obtaining indemnification and expense advancement. In addition, our charter documents provide that each of our directors and officers and any person serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall be indemnified to the fullest extent permitted by law in connection with any threatened, pending, or completed action, suit, or proceeding (including civil, criminal, administrative, or investigative proceedings) arising out of or in connection with his or her services to us or to another corporation, partnership, joint venture, trust, or other enterprise, at our request. We purchase and maintain insurance on behalf of any person who is a director or officer of the aforementioned corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as an officer or director, subject to the terms and conditions of that insurance.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth the beneficial ownership of our units held by each person who beneficially owned 5% or more of our outstanding common units as of December 31, 2022, and (i) our directors; (ii) our Named Executive Officers (“NEOs”); and (iii) our directors and executive officers as a group during 2022.

The amounts and percentages of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, the persons named in the following table have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned		Percentage of Class(1)
Spartan Energy Partners LP 1735 Hughes Landing, Boulevard, Suite 200 The Woodlands, Texas 77380	63,824,877	(2)	45.2%

Invesco Ltd. 1555 Peachtree Street, NE, Suite 1800 Atlanta, GA 30309	10,731,105	(3)	7.6%

Merced Capital, L.P. 601 Carlson Parkway, Suite 200 Minnetonka, MN 55305	7,736,528	(4)	5.5%

Hill City Capital Master Fund LP 89 Nexus Way Camara Bay, Grand Cayman KY1-9009	7,459,259	(5)	5.3%

John E. Jackson	871,211		*
Jonathan W. Byers	769,607		*
Denise Essenberg	74,640		*
Ted Gardner	1,250,751		*
James R. Larson	204,387		*
Stephen R. Gill	244,640		*
Robert W. Price	592,944		*
Michael J. Tucker	4,299,150	(6)	3.0%
Director and executive officers as a group (13 persons)	8,744,443		6.2%

* Less than 1%.
(1) Reflects common units beneficially owned as a percentage of common units outstanding.
(2) The common units beneficially owned by Spartan Energy Partners LP are directly held of record by our general partner, CSI Compressco GP LLC, and CSI Compressco Investment LLC, each a wholly owned subsidiary of Spartan Energy Holdco LLC. Each of our general partner and CSI Compressco Investment, L.L.C. has sole voting and investment power over the common units held by them. As a result, Spartan Energy Holdco LLC has indirect, sole voting and investment power over the common units held by our general partner and CSI Compressco Investment LLC.
(3)    Based on Schedule 13G filed on February 10, 2023. Invesco Ltd., in its capacity as a parent holding company to its investment advisers, may be deemed to beneficially own 10,731,105 common units which are held of record by clients of Invesco Ltd. Invesco Advisers, Inc. is a subsidiary or Invesco Ltd. and it advises the Invesco SteelPath MLP Select 40 Fund which owns the securities reported above. However, no one individual has greater than 5% economic ownership. The shareholders of the Fund have the right to receive or the power to direct the receipt of dividends and proceeds from the sale of securities listed above.
(4) Based on Schedules 13G/A filed January 23, 2023, the common units beneficially owned by Merced Capital, L.P. are held for the account of Merced Partners Limited Partnership, Merced Partners V, L.P. and Athilon Capital Corp. LLC. Merced Capital, L.P. is the general partner of Merced Partners Limited Partnership, Merced Partners V, L.P. and Athilon Capital Corp. LLC. Merced Capital, L.P. is managed by Series E of Merced Capital Partners, LLC, a series of a Delaware limited liability company. David A. Ericson, Vincent C. Vertin and Stuart B. Brown have voting control over the interests in Series E of Merced Capital Partners, LLC and may be deemed to have voting and investment control over the subject common units.
(5) Based on Schedule 13G/A filed on February 2023. The common units beneficially owned by Hill City Capital Master Fund LP are directly held of record by Hill City Capital Master Fund LP. Hill City Capital Master Fund LP is managed by Hill City Capital LP. Herbert Frazier is the Managing Member of Hill City Capital LP and may be considered to have voting and investment control over the subject common units.
(6) The common units beneficially owned by Michael J. Tucker are directly held by Orvieto Fund LP, a Delaware limited partnership. Orvieto Fund LP is managed by Orvieto Partners, LP, a Delaware limited partnership. As Managing Partner of Orvieto Partners, L.P., Mr. Tucker has voting and investment control of Orvieto Partners, LP, and may be deemed to have voting and investment control over the common units.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Shown in the First Column)
Equity compensation plans approved by security holders(1)	1,880,842	$—	(2)	575,140
Equity compensation plans not approved by security holders	—	$—		—
Total	1,880,842	$—		575,140

(1) Consisted of the Second Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2022.
(2) Represents phantom unit awards and performance phantom unit awards outstanding under the Second Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2022. These phantom unit awards and performance phantom unit awards do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons

The related person transactions in which we engaged in 2022 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by the Omnibus Agreement and our Partnership Agreement. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

Transactions with our General Partner and its Affiliates

As of March 9, 2023, Spartan and certain of its subsidiaries, including our general partner, owned 63,824,877 common units, which constitutes a 45.1% limited partner interest in us, and an approximate 0.5% general partner interest in us. Spartan is, therefore, a “related person” to us as such term is defined by the SEC. In connection with the GP Sale, on January 29, 2021, TETRA entered into the Transition Services Agreement with the Partnership, pursuant to which TETRA provided certain accounting, information technology and back-office support services to the Partnership for a period of one year following closing. The Transition Services Agreement with TETRA expired on January 31, 2022.

Distributions and Payments to the General Partner and its Affiliates

We will generally make cash distributions 99.5% to unitholders on a pro rata basis, including our general partner, as the holders of 63,824,877 common units and approximately 0.5% to our general partner.

For the year ended December 31, 2022, we paid aggregate cash distributions of approximately $5.6 million on our common units, and approximately $27,000 on our general partner interest. On February 14, 2023, we paid quarterly distributions with respect to the period from October 1, 2022 through December 31, 2022, including approximately $0.8 million aggregate cash distribution on our common units and $6,746 on our general partner interest, including approximately $0.6 million of such cash distribution paid to Spartan and its affiliates.

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
Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by Grant Thornton and its member firms and respective affiliates during the fiscal years ended December 31, 2022 and 2021, respectively (in thousands):

	2022	2021
Audit fees	$1,058	$715
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,058	$715

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
PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Partnership
Page
	Report of Independent Registered Public Accounting Firms (PCAOB ID Number 248); 700 Milam St, Ste. 300, Houston, TX 77002	F-1
	Consolidated Balance Sheets at December 31, 2022 and 2021	F-4
	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021	F-5
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021	F-6
	Consolidated Statements of Partners’ Capital for the years ended December 31, 2022 and 2021	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial statement schedules have been omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.
3.	List of Exhibits

2.1
Contribution Agreement, dated November 10, 2021, by and among CSI Compressco LP, CSI Compressco GP LLC, Spartan Energy Partners LP, and CSI Compressco Sub Inc. (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on November 16, 2021 (SEC File No. 001-35195)).

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

4.3	Form of 7.500% Senior Secured First Lien Note due 2025 (incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K filed on March 27, 2018 (SEC File No. 001-35195)).
4.4
First Supplemental Indenture, dated as of June 12, 2020, by and among CSI Compressco LP, CSI Compressco Finance, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195)).

4.5
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

4.7	Form of 10.000%/10.750% Senior Secured Second Lien Note due 2026 (incorporated by reference to Exhibit 4.3 to the Partnership’s Form 8-K filed on June 12, 2020 (SEC File No. 001-35195)).
4.8
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

4.9
Registration Rights Agreement, dated November 10, 2021, by and among CSI Compressco LP and each of the holders party thereto (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed November 16, 2021 (SEC File No. 001-35195)).

4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.3***
Form of Cash Retention Award Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on November 2, 2020 (SEC File No. 001-35195)).

10.4
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2014 (SEC File No. 001-35195)).

10.5***
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

10.9***
Form of Performance Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed on May 7, 2020 (SEC File No. 001-35195)).

10.10***
Form of Non-Employee Director Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q filed on May 9, 2019 (SEC File No. 001-35195)).

10.11
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

10.12
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

10.13
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

10.14
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

10.15
Fourth Amendment to Loan and Security Agreement, dated November 10, 2021, by and among CSI Compressco LP, certain of its subsidiaries, Bank of America, N.A., as administrative agent, issuing bank and swing line lender, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on November 16, 2021 (SEC File No. 001-35195)).

10.16
Loan, Security and Guaranty Agreement, dated January 29, 2021, by and among Spartan Energy Partners LP, Spartan Energy Services LLC, Spartan Terminals Operating, Inc., Spartan Operating Company LLC, Treating Holdco LLC, Bank of America, N.A., as agent for the lenders, and the lenders party thereto.

10.17
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

10.18
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

10.19
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

10.20
Transition Services Agreement, dated January 29, 2021, by and among TETRA Technologies, Inc. and CSI Compressco LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on January 29, 2021 (SEC File No. 001-35195)).

10.21
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
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021; (ii) Consolidated Balance Sheets as of December 31, 2022 and 2021; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2022 and 2021; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2022.

Item 16. Form 10-K Summary.

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CSI Compressco LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP LLC,
its general partner
Date:	March 13, 2023	By:	/s/John E. Jackson
John E. Jackson, Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with CSI Compressco GP LLC, its general partner, and on the dates indicated:

Signature	Title	Date
/s/Ted A. Gardner	Chairman of the Board of Directors	March 13, 2023
Ted A. Gardner

/s/John E. Jackson	Chief Executive Officer and Director	March 13, 2023
John E. Jackson	(Principal Executive Officer)

/s/Jonathan W. Byers	Chief Financial Officer and Director	March 13, 2023
Jonathan W. Byers	(Principal Financial Officer)

/s/Riplee L. Parkening	Controller	March 13, 2023
Riplee L. Parkening	(Principal Accounting Officer)

/s/Denise G. Essenberg	Director	March 13, 2023
Denise G. Essenberg

/s/Stephen R. Gill	Director	March 13, 2023
Stephen R. Gill

/s/James R. Larson	Director	March 13, 2023
James R. Larson

/s/Robert W. Price	Director	March 13, 2023
Robert W. Price

/s/Michael J. Tucker	Director	March 13, 2023
Michael J. Tucker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP Inc. and the Unitholders of CSI Compressco LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CSI Compressco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2020.

Houston, Texas
March 13, 2023

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$8,475	$6,598
Trade accounts receivable, net of allowance for doubtful accounts of $736 in 2022 and $1,223 in 2021	65,085	53,520
Trade receivable - affiliate	948	—
Inventories	45,902	33,271
Prepaid expenses and other current assets	7,905	7,390
Total current assets	128,315	100,779
Property, plant, and equipment:
Land and building	7,227	13,409
Compressors and equipment	1,103,657	1,072,927
Vehicles	8,640	8,469
Construction in progress	37,183	31,968
Total property, plant, and equipment	1,156,707	1,126,773
Less accumulated depreciation	(611,734)	(556,311)
Net property, plant, and equipment	544,973	570,462
Other assets:
Deferred tax assets	3	5
Intangible assets, net of accumulated amortization of $36,627 in 2022 and $33,672 in 2021	19,140	22,095
Operating lease right-of-use assets	27,205	25,898
Other assets	2,767	3,122
Total other assets	49,115	51,120
Total assets	$722,403	$722,361
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$34,589	$28,958
Unearned income	2,590	2,187
Accrued liabilities and other	47,076	39,888
Current liabilities associated with discontinued operations	—	262
Total current liabilities	84,255	71,295
Other liabilities:
Long-term debt, net	634,016	631,141
Deferred tax liabilities	1,245	819
Operating lease liabilities	19,419	17,648
Other long-term liabilities	8,742	299
Total other liabilities	663,422	649,907
Commitments and contingencies
Partners’ capital:
General partner interest	(1,618)	(1,486)
Common units (141,237,462 units issued and outstanding at December 31, 2022 and 140,386,811 units issued and outstanding at December 31, 2021)	(9,250)	17,049
Accumulated other comprehensive loss	(14,406)	(14,404)
Total partners’ capital (deficit)	(25,274)	1,159
Total liabilities and partners’ capital	$722,403	$722,361
See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2022	2021
Revenues:
Contract services	$263,241	$234,998
Aftermarket services	72,928	53,534
Equipment rentals	14,865	12,903
Equipment sales	2,364	2,736
Total revenues	353,398	304,171
Cost of revenues (excluding depreciation and amortization expense):
Cost of contract services	135,639	118,702
Cost of aftermarket services	58,199	45,578
Cost of equipment rentals	2,346	1,065
Cost of equipment sales	1,382	3,342
Total cost of revenues	197,566	168,687
Depreciation and amortization	78,231	78,234
Impairments and other charges	135	—
Selling, general, and administrative expense	42,563	43,299
Interest expense, net of capitalized interest of $318 in 2022 and $366 in 2021	50,503	54,791
Other (income) expense, net	1,882	3,868
Loss before taxes and discontinued operations	(17,482)	(44,708)
Provision for income taxes	4,786	4,952
Loss from continuing operations	(22,268)	(49,660)
Income (loss) from discontinued operations, net of taxes	173	(612)
Net loss	$(22,095)	$(50,272)

General partner interest in net loss	$(104)	$(573)
Common units interest in net loss	$(21,991)	$(49,699)

Basic and diluted net loss per common unit:
Loss from continuing operations per common unit	$(0.16)	$(0.80)
Income (loss) from discontinued operations per common unit	—	(0.01)
Net loss per common unit	$(0.16)	$(0.81)

Weighted average common units outstanding:
Basic and diluted	141,109,230	61,054,134

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(22,095)	$(50,272)
Foreign currency translation adjustment	(2)	(11)
Comprehensive loss	$(22,097)	$(50,283)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital (Deficit)
		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount
Balance as of December 31, 2020	$(885)	47,352	$(10,055)	$(14,393)	$(25,333)
Net loss for 2021	(573)	—	(49,699)	—	(50,272)
Distributions ($0.04 per unit)	(28)	—	(1,917)	—	(1,945)
Equity compensation, net	—	—	1,954	—	1,954
Vesting of Phantom Units	—	626	—	—	—
Consideration for the drop down of entities	—	48,400	19,111	—	19,111
Proceeds from issuance of common units, net of issuance costs	—	44,008	57,796	—	57,796
Other	—	—	(141)	—	(141)
Translation adjustment, net of taxes of $0	—	—	—	(11)	(11)
Balance as of December 31, 2021	$(1,486)	140,386	$17,049	$(14,404)	$1,159
Net loss for 2022	(104)	—	(21,991)	—	(22,095)
Distributions ($0.04 per unit)	(28)	—	(5,641)	—	(5,669)
Equity compensation, net	—	—	1,333	—	1,333
Vesting of Phantom Units	—	851	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	(2)	(2)
Balance as of December 31, 2022	$(1,618)	141,237	$(9,250)	$(14,406)	$(25,274)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(22,095)	$(50,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,231	78,234
Impairments and other charges	135	—
Provision (benefit) for deferred income taxes	376	(583)
Gain on extinguishment of debt	—	(835)
Paid-in-kind interest	—	5,549
Equity-based compensation expense, net	1,333	1,954
Provision (recovery) for doubtful accounts	(407)	412
Amortization of deferred financing costs	318	1,380
Other non-cash charges and credits	95	200
Gain (loss) on sale of property, plant, and equipment	(961)	3,967
Changes in operating assets and liabilities:
Accounts receivable	(12,292)	(6,379)
Inventories	(17,563)	(7,799)
Prepaid expenses and other current assets	3,781	(1,650)
Accounts payable and accrued expenses	4,277	3,834
Other	316	(856)
Net cash provided by operating activities	35,544	27,156
Investing activities:
Purchases of property, plant, and equipment, net	(52,073)	(43,398)
Proceeds from sale of property, plant, and equipment	8,134	1,300
Acquisition of business	—	1,169
Acquisition of affiliate from TETRA, net of cash acquired	—	420
Net cash used in investing activities	(43,939)	(40,509)
Financing activities:
Proceeds from long-term debt	115,513	51,515
Payments of long-term debt	(113,360)	(95,125)
Spartan Treating distribution before acquisition	—	(8,229)
Proceeds from issuance of partnership common units	—	57,796
Distributions	(5,669)	(1,945)
Debt issuance costs and other financing activities	(343)	(635)
Equipment financing lease, net	14,129	—
Net cash provided by (used in) financing activities	10,270	3,377
Effect of exchange rate changes on cash	2	(3)
Increase (decrease) in cash and cash equivalents and restricted cash	1,877	(9,979)
Cash and cash equivalents at beginning of period	6,598	16,577
Cash and cash equivalents at end of period	$8,475	$6,598

Supplemental cash flow information:
Interest paid	$47,272	$49,211
Income taxes paid	$6,559	$4,323
Decrease (increase) in accrued capital expenditures	$(4,225)	$756
Non-cash items:
Spartan Acquisition	$—	$27,164

See Notes to Consolidated Financial Statements

CSI COMPRESSCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
NOTE 1 — ORGANIZATION AND OPERATIONS

    CSI Compressco LP, a Delaware limited partnership, is a provider of contract services related to the exploration and production of oil and natural gas, including natural gas compression services and treating services. Natural gas compression is used for oil production, gathering, artificial lift, transmission, processing, and storage. Treating services include the removal of contaminants from a natural gas stream and cooling to reduce the temperature of produced gas and liquids. We also sell used standard compressor packages and provide aftermarket services and compressor package parts and components manufactured by third-party suppliers. We provide contract and treating services and compressor parts and component sales to a broad base of natural gas and oil exploration and production, midstream, and transmission companies operating throughout many of the onshore producing regions of the United States as well as in a number of international locations, including the countries of Mexico, Canada, Argentina, Egypt and Chile. Previously, our equipment sales (new unit sales) business included the fabrication and sale of new standard and custom-designed, engineered compressor packages fabricated primarily at our facility in Midland, Texas. In the fourth quarter of 2020, we fully exited the new unit sales business and we have reflected these operations as discontinued operations for all periods presented. See Note 9 - “Discontinued Operations.” Used equipment sales revenue continues to be included in equipment sales revenue. Unless the context requires otherwise, when we refer to “the Partnership,” “we,” “us,” and “our,” we are describing CSI Compressco LP and its wholly owned subsidiaries.
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

We have $62.2 million balance outstanding under our variable rate revolving credit facilities as of December 31, 2022 and face market risk exposure related to changes in applicable interest rates.

Significant Customers

During the years ended December 31, 2022 and 2021, one individual customer accounted for 10% or more of our revenues. As of December 31, 2022 and 2021, one individual customer represented 10% or more of our consolidated trade accounts receivable net of allowance for doubtful accounts.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, the Argentine peso, the Egyptian pound, and the Chilean peso as a result of our international operations. Foreign currency exchange (gains) losses are included in other (income) expense, net, and totaled $1.9 million and $0.2 million during the years ended December 31, 2022 and 2021, respectively.

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

    All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of December 31, 2022 and 2021. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term in determining the right-of-use asset and lease liability, if it is reasonably certain that we would exercise the option.

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

    As allowed by U.S. GAAP, we do not separate non-lease components from the associated lease component for our contract services contracts and instead account for those components as a single component based on the accounting treatment of the predominant component. In our evaluation of whether Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842 “Leases” or ASC 606 “Revenue from Contracts with Customers” is applicable to the combined component based on the predominant component, we determined the services non-lease component is predominant, resulting in the ongoing recognition of our compression services contracts following ASC 606.

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

The leased equipment primarily consists of the Spartan Treating amine plants, cooling units and production equipment. All of this equipment is modular and skid mounted. It can be moved between locations. Lease terms for this equipment vary in length but the amine plants range from one to six years while the cooling units range from one month to two years.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. Changes in the allowance are as follows:

	Year Ended December 31,
	2022	2021
	(In Thousands)
At beginning of period	$1,223	$1,333
Activity in the period:
Provision (recovery) for doubtful accounts	(407)	412
Account charge-offs, net	(80)	(522)
At end of period	$736	$1,223

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

Depreciation expense for the years ended December 31, 2022 and 2021 was $75.1 million and $74.9 million, respectively.

Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives.

Construction in progress as of December 31, 2022 and 2021 is primarily associated with the expansion of our contract services fleet and capital expenditures that sustain the capacity of our existing fleet.

Intangible Assets

Trademarks/trade names, customer relationships, and other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. Amortization expense related to intangible assets was $2.9 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively, and is included in depreciation and amortization. The estimated future annual amortization expense of trademarks/trade names, customer relationships, and other intangible assets is $2.9 million each year for 2023 to 2027.

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

During 2022 a certain engine in inventory was written off due to an engine being sold at a loss, resulting in a charge of $0.1 million.

During 2021, we did not record any impairments of long-lived assets.

Accrued Liabilities

Accrued liabilities are detailed as follows:

	December 31,
	2022	2021
	(In Thousands)
Accrued interest	$12,093	$12,132
Operating lease liabilities, current portion	7,620	7,716
Compensation and employee benefits	7,867	6,529
Accrued taxes	6,069	7,808
Accrued capital expenditures	6,360	2,135
Equipment finance agreements, current portion	5,394	—
Other accrued liabilities	1,673	3,568
Total accrued liabilities and other	$47,076	$39,888

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

    Sales taxes, value added taxes, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We recognize the cost for freight and shipping costs when control over our products (i.e., delivery) has transferred to the customer as part of cost of product sales.

    Use of Estimates. Our revenues do not include material amounts of variable consideration, as our revenues typically do not require significant estimates or judgments. The transaction prices on a majority of our arrangements are fixed and product returns are immaterial. Additionally, our arrangements typically do not include multiple performance obligations that require estimates of the stand-alone purchase price for each performance obligation. Revenue on certain aftermarket service arrangements that include time as a component of the transaction price is not recognized until the performance obligation is complete.

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

Equity-Based Compensation

    We have an equity incentive compensation plan which provides for the granting of phantom units and performance phantom units to the executive officers, key employees, non-executive officers, and directors of our general partner. Total equity-based compensation expense for the years ended December 31, 2022 and 2021, was $1.6 million and $2.0 million, respectively. For further discussion of equity-based compensation, see Note 11 - “Equity-Based Compensation.”

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

Earnings (Loss) Per Common Unit

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the years ended December 31, 2022 and 2021, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

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
Distributions
    On January 20, 2022, April 19, 2022, July 19, 2022 and October 19, 2022, our general partner declared a cash distribution attributable to the respective quarter end of $0.01 per common unit. These distributions each equate to a distribution of $0.04 per outstanding common unit on an annualized basis. These distributions were paid on February 14, 2022, May 13, 2022, August 12, 2022 and November 14, 2022, respectively, to the holders of common units of record as of the close of business on January 31, 2022, April 30, 2022, July 29, 2022 and October 31, 2022, respectively. See Note 17 – Subsequent Events for information regarding the distribution with respect to the quarter ended December 31, 2022.
New Accounting Pronouncements
Standards adopted
We did not adopt any new standards in 2022.
Standards not yet adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairments will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. ASU 2016-13 is effective for us the first quarter of the 2023 fiscal year. We continue to assess the potential effects of these changes to our consolidated financial statements.

NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of December 31, 2022, we had $145.4 million of remaining contractual performance obligations for contract services. As a practical expedient, this amount does not include revenue for contract services contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of December 31, 2022 for completion of performance obligations of contract services are as follows:

	2023	2024	2025	2026	2027	Total
	(In Thousands)
Contract services contracts remaining performance obligations	$76,042	$54,280	$13,993	$860	$219	$145,394

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheets, primarily associated with revenue accruals prior to invoicing, were $4.2 million and $4.1 million as of December 31, 2022 and December 31, 2021, respectively.

    Collections associated with progressive billings to customers for sales and services transactions are included in unearned income in the consolidated balance sheets. The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	December 31, 2022	December 31, 2021
	(In Thousands)
Unearned income, beginning of period	$2,187	$269
Additional unearned income	10,725	5,044
Revenue recognized	(10,322)	(3,126)
Unearned income, end of period	$2,590	$2,187

    During the years ended December 31, 2022 and 2021, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Year Ended December 31,
	2022	2021
	(In Thousands)
Contract services
U.S.	$227,542	$200,136
International	35,699	34,862
	263,241	234,998
Aftermarket services
U.S.	71,445	51,680
International	1,483	1,854
	72,928	53,534
Equipment Rentals
U.S.	9,380	7,663
International	5,485	5,240
	14,865	12,903
Equipment sales
U.S.	1,945	2,272
International	419	464
	2,364	2,736
Total Revenue
U.S.	310,312	261,751
International	43,086	42,420
	$353,398	$304,171

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

The consideration for the Spartan Treating acquisition was the issuance to Spartan of 48.4 million common units. The value of the common units was approximately $65.3 million. As the acquisition is accounted for as a transaction under common control and the transfer of assets and liabilities occurs at historical cost, the value of the common units has no impact on Partners’ capital. The difference between the consideration and the net assets acquired of $37.9 million is recognized as a deemed distribution as the book value of net assets as of November 10, 2021 was less than the consideration. As the Spartan Treating acquisition was accounted for retrospectively to the date of common control, the Partnership’s Consolidated Statement of Operations includes Spartan Treating’s net income of $8.2 million corresponding to the period from January 29, 2021 to November 10, 2021.

The following tables include unaudited pro-forma financial information and the effect of the Spartan Acquisition after elimination of intercompany transactions.

	Year Ended December 31, 2021
	CSI Compressco LP	Spartan Treating	Total
	(In Thousands, Unaudited)
Revenue	$281,146	$25,181	$306,327
Income (loss) from continuing operations	$(60,537)	$11,666	$(48,871)
Net income (loss)	$(61,149)	$11,666	$(49,483)

NOTE 5 — INVENTORIES

Components of inventories, net of reserve as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
	(In Thousands)
Parts and supplies	$44,042	$31,441
Work in progress	1,860	1,830
Total inventories	$45,902	$33,271

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

Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Total lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), was $14.0 million for the year ended December 31, 2022, of which $2.8 million related to short-term leases. Total lease expense was $13.7 million for the year ended December 31, 2021, of which $3.1 million related to short-term leases. Variable rent expense was not material.

Operating lease supplemental cash flow information:

	Year Ended December 31,
	2022	2021
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$10,930	$10,675

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,777	$1,382

 Supplemental balance sheet information:

	December 31, 2022	December 31, 2021
	(In Thousands)
Operating leases:
Operating right-of-use asset	$27,205	$25,898

Accrued liabilities and other	$7,620	$7,716
Operating lease liabilities	19,419	17,648
Total operating lease liabilities	$27,039	$25,364

Additional operating lease information:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term:
Operating leases	4.39 years	4.10 years

Weighted average discount rate:
Operating leases	10.05%	10.09%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2022:

Operating Leases
(In Thousands)
2023	$10,244
2024	6,788
2025	5,792
2026	5,149
2027	2,346
Thereafter	2,772
Total lease payments	33,091
Less imputed interest	(6,052)
Total lease liabilities	$27,039

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

We recognized operating lease revenue, which is included in “Equipment rentals” on the consolidated statements of operations as follows:

	December 31, 2022	December 31, 2021
	(In Thousands)
Equipment rentals	$14,865	$12,903

The following table presents the maturity of lease payments for operating lease agreements in effect as of December 31, 2022. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from 1 month to 6 years. The following table presents the undiscounted cash flows expected to be received related to these agreements:

	2023	2024	2025	2026	2027	Thereafter
	(In Thousands)
Future minimum lease revenue	$8,196	$1,744	$1,599	$1,576	$1,576	$1,845

NOTE 7 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		December 31, 2022	December 31, 2021
	Scheduled Maturity	(In Thousands)
Credit Agreement (1)	June 29, 2025	$6,312	$330
Spartan Credit Agreement (2)	October 17, 2025	54,912	58,045
7.5% First Lien Notes due 2025 (3)	April 1, 2025	400,293	399,767
10.000%/10.750% Second Lien Notes due 2026 (4)	April 1, 2026	172,499	172,999
Total long-term debt		634,016	631,141
Other borrowings (5)	Various	14,129	—
Total long-term debt and other borrowings		$648,145	$631,141

(1) Net of unamortized deferred financing costs of $0.4 million as of December 31, 2022 and of $0.5 million as of December 31, 2021.
(2) Net of unamortized deferred financing costs of $0.6 million as of December 31, 2022 and $1.0 million as of December 31, 2021.
(3) Net of unamortized deferred financing costs of $2.3 million and $3.9 million as of December 31, 2022 and 2021, respectively, unamortized discount of $0.1 million and $0.2 million as of December 31, 2022 and 2021, respectively, and deferred restructuring gain of $2.7 million and $3.9 million as of December 31, 2022 and 2021, respectively.
(4) Net of unamortized deferred financing costs of $1.9 million and $2.0 million, unamortized discount of $0.7 million and $0.9 million, and deferred restructuring gain of $2.4 million and $3.1 million as of December 31, 2022 and 2021, respectively.
(5) Includes $5.4 million of current liability classified as Accrued liabilities and other and $8.7 million classified as Other long-term liabilities on the accompanying consolidated balance sheet.

    Scheduled maturities for the next five years and thereafter are as follows:

December 31, 2022
(In Thousands)
2023	$5,415
2024	61,325
2025	409,718
2026	172,717
2027	—
Thereafter	—
Total maturities	$649,175

Our Credit Agreement and indentures contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit agreement and indentures as of December 31, 2022.

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

On November 10, 2021, the Partnership and CSI Compressco Sub Inc., as borrowers, entered into the Fourth Amendment to Loan and Security Agreement (the “Amendment”) amending the Loan and Security

Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., in its capacity as administrative agent, issuing bank and swing line issuer (“Administrative Agent”), and the other lenders and loan parties party thereto. The Amendment provided for changes and modifications to the Credit Agreement as set forth therein, which include, among other things, changes to certain terms of the Credit Agreement to permit: (i) the consummation of the Spartan Acquisition pursuant to the Contribution Agreement, and after giving effect to such Spartan Acquisition, for Spartan Terminals and Spartan Operating to become Immaterial Subsidiaries (as defined in the Credit Agreement) and Treating Holdco and its subsidiaries to become Unrestricted Subsidiaries (as defined in the Credit Agreement), in each case under the Credit Agreement and related loan documents; (ii) the sale by CSI Compressco Leasing LLC, a Delaware limited liability company and a subsidiary of the Partnership, and subsequent leaseback by CSI Compressco Operating LLC, a Delaware limited liability company and subsidiary of the Partnership, of certain compressor units with Treating Holdco and/or its subsidiaries occurring on or about the date of the Amendment (the “Spartan Sale/Leaseback”); and (iii) the consummation of the Redemption (as defined below) within 45 days following the date of the Amendment utilizing proceeds from the Spartan Sale/Leaseback, the Private Placement ( as defined in Note 11 - “Equity Compensation”) and the issuance of the New Second Lien Notes (as defined below). Refer to Note 8 - “Related Party Transactions,” for a discussion of the Spartan Acquisition and the Spartan Sale/Leaseback.

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

As of December 31, 2022, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $23.4 million.

The maturity date of the Credit Agreement is June 29, 2023. As of December 31, 2022, we had $6.7 million outstanding balance and had $1.4 million in letters of credit against our Credit Agreement.

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

As of December 31, 2022, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Spartan Credit Agreement, we had availability of $14.5 million.

As of December 31, 2022, we had $55.5 million outstanding and no letters of credit against the Spartan Credit Agreement.

7.50% First Lien Notes due 2025

As of December 31, 2022, our First Lien Notes had $400.3 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

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

As of December 31, 2022, our Second Lien Notes had $172.5 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

During the fourth quarter of 2021, the second quarter of 2021 and the second quarter of 2020, the Partnership elected to increase the principal amount outstanding through the issuance of PIK notes. As of December 31, 2022, our principal amount outstanding included $7.2 million of PIK notes.

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

During the fourth quarter of 2022, CSI Compressco Leasing LLC and CSI Compressco Operating LLC (individually and collectively as Debtor), with CSI Compressco LP (as Guarantor), entered into a Master Equipment Finance Agreements with a third party totaling $2.5 million to finance certain compression equipment. The notes are payable in monthly installments totaling $0.1 million for 36 months. The current portion of these amounts are classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.
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

Under the terms of the Omnibus Agreement, our general partner provided all personnel and services reasonably necessary to manage our operations and conduct our business (other than in Mexico, Canada, and Argentina), and certain of TETRA’s Latin American-based subsidiaries provide personnel and services necessary for the conduct of certain of our Latin American-based businesses. In addition, under the Omnibus Agreement, TETRA provided certain corporate and general and administrative services as requested by our general partner, including, without limitation, legal, accounting and financial reporting, treasury, insurance administration, claims processing and risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, and tax services. Pursuant to the Omnibus Agreement, we reimbursed our general partner and TETRA for services they provided to us. For the years ended December 31, 2021, we were charged by TETRA $0.8 million for expenses incurred on our behalf as described below.

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

Transition Services Agreement

TETRA provided back-office support to the Partnership under a Transition Services Agreement for a period of time until the Partnership completed a full separation from TETRA’s back-office support functions. The Transition Services Agreement with TETRA expired on January 31, 2022. For the year ended December 31, 2022 and December 31, 2021, we were charged $0.2 million and $6.1 million, respectively, for support functions.

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

Spartan and General Partner Ownership

As of December 31, 2022, Spartan’s ownership interest in us was approximately 45.5%, with the common units held by the public representing an approximate 55% interest in us. As of December 31, 2022, Spartan’s ownership was through various wholly owned subsidiaries and consisted of approximately 45.0% of the limited partner interests plus the approximate 0.5% general partner interest. As a result of its ownership of common units and its general partner interest in us, Spartan received distributions of $2.6 million during the year ended December 31, 2022. Prior to the GP sale, as a result of its ownership of common units and its general partner interest in us, TETRA received distributions of $0.1 million during the year ended December 31, 2021.

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

NOTE 9 — DISCONTINUED OPERATIONS

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

Reconciliation of the Line Items Constituting Pretax Income (Loss) from Discontinued Operations to the After-Tax Income (Loss) from Discontinued Operations
(in thousands)

	Year Ended December 31,
	2022	2021
Revenue	$—	$204
Cost of revenues	—	461
Depreciation, amortization, and accretion	—	—
Impairments of long-lived assets	—	—
General and administrative expense	—	355
Other (income) expense, net	(173)	—
Total pretax income (loss) from discontinued operations	173	(612)
Income tax provision	—	—
Total income (loss) from discontinued operations	$173	$(612)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	December 31, 2022	December 31, 2021
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	$—	$—
Inventories	—	—
Other Current Assets	—	—
Current assets of discontinued operations	$—	$—
Property, plant, and equipment	—	—
Other assets	—	—
Long-term assets of discontinued operations	—	—
Total assets of discontinued operations	$—	$—

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$—	$—
Accrued liabilities	—	262
Current liabilities of discontinued operations	$—	$262
Long-term liabilities of discontinued operations	—	—
Total liabilities of discontinued operations	$—	$262
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
NOTE 11 — EQUITY-BASED COMPENSATION

2011 Long Term Incentive Plan

    We have granted phantom unit and performance phantom unit awards to certain employees, officers, and directors of our general partner pursuant to the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan. Awards of phantom units generally vest over a three-year period. Awards of performance phantom units cliff vest at the end of a performance period and are settled based on achievement of related performance measures over the performance period. Each of the phantom unit and performance phantom unit awards includes distribution equivalent rights that enable the recipient to receive additional units equal in value to the accumulated cash distributions made on the units subject to the award from the date of grant. Accumulated distributions associated with each underlying unit are payable upon settlement of the related phantom unit award (and are forfeited if the related award is forfeited). Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the award.

During the year ended December 31, 2022, we granted to certain officers and employees an aggregate of 676,335 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $1.39 per unit, or an aggregate market value of $0.9 million. During the year ended December 31, 2021, we granted to certain officers and employees 1,786,978 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $1.95 per unit, or an aggregate market value of $3.5 million. The fair value of awards vesting during 2022 and 2021 was approximately $2.0 million and $1.9 million, respectively. The fair value of awards is amortized straight-line over the vesting period. Adjustments to the amortized expense related to performance phantom units may be recognized prior to vesting depending on the expected achievement of the performance target.

The following is a summary of unit activity for the year ended December 31, 2022:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2021	2,282	$2.01
Units granted (1)	676	1.39
Cancelled/forfeited	(172)	1.88
Exercised/released	(973)	2.03
Nonvested units outstanding at December 31, 2022 (2)	1,813	$1.78

(1)    This number excludes 77,522 performance-based phantom units, which represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved.
(2)    This number excludes an additional 0 performance-based phantom units, which, when combined with the 77,522 granted, (net of 2022 forfeitures), represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 155,044.

Total estimated unrecognized equity-based compensation expense from unvested units as of December 31, 2022, was approximately $1.8 million and is expected to be recognized over a weighted average period of approximately 1.35 years. The amount recognized in 2022 and 2021 was approximately $1.6 million and $2.0 million, respectively, and is included in selling, general, and administrative expense in our consolidated statements of operations.

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
NOTE 12 — FAIR VALUE MEASUREMENTS

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

Financial Instruments

Derivative Contracts

We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2022 and 2021, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

	December 31, 2022
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$2,071	$19.31	1/3/2023

	December 31, 2021
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$5,572	$21.45	1/3/2022

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

    The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the years ended December 31, 2022 and 2021, we recognized approximately $1.6 million and $0.3 million of net losses, respectively, associated with our foreign currency derivatives programs. These amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Fair Value of Debt

The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.50% First Lien Notes	$400,000	$373,000	$400,000	$405,000
10.000%/10.750% Second Lien Notes	172,717	136,446	172,717	168,399
	$572,717	$509,446	$572,717	$573,399
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

The Inflation Reduction Act of 2022 (the “IRA 2022”), which included significant changes to U.S. tax law including, but not limited to, a 15% corporate book minimum tax on corporations with average adjusted financial statement income exceeding $1.0 billion over a three-year period. We are not subject to the corporate book minimum tax due to the applicable threshold. Further regulations and interpretive guidance implementing the legislation contained in IRA 2022 is forthcoming, but subject to uncertainty at this time. The provisions of the Act are generally applicable beginning January 1, 2023 and therefore any tax impacts are immaterial in 2022.

The income tax provision (benefit) attributable to our operations for the years ended December 31, 2022 and 2021, consists of the following:

	Year Ended December 31,
	2022	2021
	(In Thousands)
Current
Federal	$—	$—
State	827	530
Foreign	3,583	5,005
	4,410	5,535
Deferred
Federal	(5)	4
State	2	4
Foreign	379	(591)
	376	(583)
Total tax provision	$4,786	$4,952

A reconciliation of the provision for income taxes computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes is as follows:

	Year Ended December 31,
	2022	2021
	(In Thousands)
Income (loss) tax provision computed at statutory federal income tax rates	$(3,671)	$(9,389)
Partnership (earnings) losses	3,671	9,389
Corporate subsidiary earnings (loss) subject to federal tax	(1,141)	(485)
Valuation allowances	896	1,865
Income tax expense attributable to foreign earnings	3,277	3,362
State income taxes (net of federal benefit)	1,681	57
Other	73	153
Total tax provision	$4,786	$4,952

Income (loss) before income tax provision includes the following components:

	Year Ended December 31,
	2022	2021
	(In Thousands)
United States	$(26,788)	$(57,987)
International	9,306	13,279
Total	$(17,482)	$(44,708)

We file U.S. federal, state, and foreign income tax returns on behalf of all of our consolidated subsidiaries. With few exceptions, we are not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2015. We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2016
United States – State and Local	2016
Non-U.S. jurisdictions	2015

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

	December 31, 2022	December 31, 2021
Deferred Tax Assets	(In Thousands)
Other - Reserves	$54	$—
Amortization for book in excess of tax expense	15,802	36,385
Accruals	1,197	5,065
Net operating losses	29,867	25,228
Accruals - Right of use liability	3,264	—
Other - Plant, property, and equipment	1,251	—
Other	3,515	4,504
Total deferred tax assets	54,950	71,182
Valuation allowance	(30,273)	(27,784)
Net deferred tax assets	$24,677	$43,398

	December 31, 2022	December 31, 2021
Deferred Tax Liabilities	(In Thousands)
Accruals	$1,476	$1,251
Depreciation for tax in excess of book expense	20,604	38,015
Right-of-use Asset	3,213	4,493
Other - Intangibles	87	—
Other - Reserves	217	—
Other	329	453
Total deferred tax liability	25,926	44,212
Net deferred tax liability	$1,249	$814

At December 31, 2022, we have federal, state, and foreign net operating loss carryforwards/carrybacks equal to approximately $25.0 million, $2.5 million, and $2.4 million, respectively. In those foreign jurisdictions and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire from 2022 to 2040. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended.

    The valuation allowance increased $2.5 million during the year ended December 31, 2022 primarily due to the increase in deferred tax assets as a result of losses generated by our U.S. corporate subsidiaries. The valuation allowance decreased $14.0 million during the year ended December 31, 2021 primarily due to the acquisition of Spartan Treating and the associated deferred tax attributes. We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

    ASC 740, “Income Taxes” provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2022 and 2021, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.
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

The following is the number of the weighted average basic and diluted common units outstanding:

	Year Ended December 31,
	2022	2021
Weighted average basic and diluted common units outstanding	141,109,230	61,054,134

    Diluted earnings per unit are computed using the treasury stock method which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. As of December 31, 2022 and 2021 there were no units excluded from the dilution calculation.
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

	Year Ended December 31,
	2022	2021
	(In Thousands)
Revenues from external customers:
U.S.	$310,312	$261,751
Latin America	32,040	33,089
Canada	4,755	4,027
Egypt	4,045	3,430
Other	2,246	1,874
Total	$353,398	$304,171
Identifiable assets:
U.S.	$654,515	$651,452
Latin America	57,683	59,396
Egypt	6,341	7,432
Canada	3,864	4,081
Total identifiable assets	$722,403	$722,361
NOTE 17 — SUBSEQUENT EVENTS

The Partnership has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.

On January 20, 2023, the board of directors of our general partner declared a cash distribution attributable to the quarter ended December 31, 2022, of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution was paid on February 14, 2023, to the holders of common units of record as of the close of business January 31, 2023.