Form 10-Q
period 2023-03-31
CSI Compressco LP
filed 2023-05-04
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 2, 2023, there were 141,995,028 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Contract services	$69,647	$62,807
Aftermarket services	17,351	12,868
Equipment rentals	4,114	3,500
Equipment sales	259	837
Total revenues	91,371	80,012
Cost of revenues (excluding depreciation and amortization expense):
Cost of contract services	36,827	31,040
Cost of aftermarket services	14,214	10,633
Cost of equipment rentals	555	516
Cost of equipment sales	207	452
Total cost of revenues	51,803	42,641
Depreciation and amortization	18,851	19,359
Impairments and other charges	—	—
Selling, general, and administrative expense	9,979	10,841
Interest expense, net of capitalized interest of $0 in 2023 and $78 in 2022	13,315	12,381
Other (income) expense, net	(516)	544
Loss before taxes and discontinued operations	(2,061)	(5,754)
Provision for income taxes	552	816
Net loss	$(2,613)	$(6,570)

General partner interest in net loss	$(12)	$(31)
Common units interest in net loss	$(2,601)	$(6,539)

Basic and diluted net loss per common unit:	$(0.02)	$(0.05)

Weighted average common units outstanding:
Basic	141,611,588	140,770,406
Diluted	141,611,588	140,770,406

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,613)	$(6,570)
Foreign currency translation adjustment, net of tax of $0 in 2023 and 2022	—	12
Comprehensive loss	$(2,613)	$(6,558)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,615	$8,475
Trade accounts receivable, net of allowance for doubtful accounts of $478 as of March 31, 2023 and $736 as of December 31, 2022	64,394	65,085
Trade receivable - affiliate	1,013	948
Inventories	50,876	45,902
Prepaid expenses and other current assets	7,951	7,905
Total current assets	137,849	128,315
Property, plant, and equipment:
Land and building	7,227	7,227
Compressors and equipment	1,117,915	1,103,657
Vehicles	8,583	8,640
Construction in progress	31,097	37,183
Total property, plant, and equipment	1,164,822	1,156,707
Less accumulated depreciation	(627,236)	(611,734)
Net property, plant, and equipment	537,586	544,973
Other assets:
Intangible assets, net of accumulated amortization of $37,367 as of March 31, 2023 and $36,627 as of December 31, 2022	18,400	19,140
Operating lease right-of-use assets	30,701	27,205
Deferred tax assets	3	3
Other assets	2,748	2,767
Total other assets	51,852	49,115
Total assets	$727,287	$722,403
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$29,982	$34,589
Unearned income	4,098	2,590
Accrued liabilities and other	58,777	47,076
Total current liabilities	92,857	84,255
Other liabilities:
Long-term debt, net	630,717	634,016
Deferred tax liabilities	1,320	1,245
Operating lease liabilities	20,163	19,419
Other long-term liabilities	11,463	8,742
Total other liabilities	663,663	663,422
Commitments and contingencies
Partners' capital:
General partner interest	(1,637)	(1,618)
Common units (141,995,028 units issued and outstanding at March 31, 2023 and 141,237,462 units issued and outstanding at December 31, 2022)	(13,190)	(9,250)
Accumulated other comprehensive loss	(14,406)	(14,406)
Total partners' capital	(29,233)	(25,274)
Total liabilities and partners' capital	$727,287	$722,403

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2022	$(1,618)	141,237	$(9,250)	$(14,406)	$(25,274)
Net loss	(12)	—	(2,601)	—	(2,613)
Distributions ($0.01 per unit)	(7)	—	(1,414)	—	(1,421)
Equity compensation, net	—	—	75	—	75
Vesting of Phantom Units	—	758	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	—	—
Balance at March 31, 2023	$(1,637)	141,995	$(13,190)	$(14,406)	$(29,233)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2021	$(1,486)	140,386	$17,049	$(14,404)	$1,159
Net loss	(31)	—	(6,539)	—	(6,570)
Distributions ($0.01 per unit)	(7)	—	(1,404)	—	(1,411)
Equity compensation, net	—	—	52	—	52
Vesting of Phantom Units	—	828	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	12	12
Balance at March 31, 2022	$(1,524)	141,214	$9,158	$(14,392)	$(6,758)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(2,613)	$(6,570)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization	18,851	19,359
Provision (benefit) for deferred income taxes	(8)	39
Equity compensation expense	75	52
Provision (recovery) for doubtful accounts	(1)	22
Amortization of deferred financing costs	(39)	125
Other non-cash charges and credits	94	953
Gain on sale of property, plant, and equipment	189	231
Changes in operating assets and liabilities:
Accounts receivable	583	(11,805)
Inventories	(7,179)	(7,720)
Prepaid expenses and other current assets	(357)	1,105
Accounts payable and accrued expenses	9,839	15,194
Other	420	785
Net cash provided by operating activities	19,854	11,770
Investing activities:
Purchases of property, plant, and equipment, net	(14,369)	(9,202)
Proceeds from sale of property, plant, and equipment	58	3,267
Net cash used in investing activities	(14,311)	(5,935)
Financing activities:
Proceeds from long-term debt	113,399	4,227
Payments of long-term debt	(116,594)	(5,568)
Distributions	(1,421)	(1,411)
Equipment financing lease, net	4,278	7,612
Other financing activities	(65)	—
Net cash (used in) provided by financing activities	(403)	4,860
Effect of exchange rate changes on cash	—	1
Increase (decrease) in cash and cash equivalents	5,140	10,696
Cash and cash equivalents at beginning of period	8,475	6,598
Cash and cash equivalents at end of period	$13,615	$17,294
Supplemental cash flow information:
Interest paid	$1,217	$6
Income taxes paid	$775	$2,151
Decrease (increase) in accrued capital expenditures	$5,455	$(756)

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of March 31, 2023, and for the three-month periods ended March 31, 2023 and March 31, 2022 include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2023.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2022 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 13, 2023.

Segments

Our general partner has concluded that we operate in one reportable segment.

Significant Accounting Policies

    Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the three-months ended March 31, 2023.

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

We have $59.0 million outstanding under our variable rate revolving credit facilities as of March 31, 2023 and face market risk exposure related to changes in applicable interest rates.

Foreign Currencies

We have designated the Canadian dollar, Mexican peso, Egyptian pound, Chilean peso and the Euro as the functional currency for Canada, Mexico, Egypt, Chile, and the Netherlands, respectively. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, the Argentine peso, the Egyptian pound, the Chilean peso, and Euro as a result of our international operations. Foreign currency exchange (gains) losses are included in other (income) expense, net and totaled $0.04 million and $0.4 million during the three-month periods ended March 31, 2023 and March 31, 2022, respectively.

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

All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of March 31, 2023 and December 31, 2022. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term in determining the right-of-use asset and lease liability, if it is reasonably certain that we would exercise the option.

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

Allowance for Credit Losses

Trade accounts receivable are stated at their net realizable value. The allowance for credit losses against gross trade accounts receivable reflects the best estimate of expected credit losses of the receivables portfolio determined on the basis of historical experience, current information, and forecasts of future economic conditions. In developing the estimate for expected credit losses, trade accounts receivables are segmented into pools of assets depending on market (U.S. versus international), delinquency status, and customer type, and fixed reserve percentages are established for each pool of trade accounts receivables.

In determining the reserve percentages for each pool of trade accounts receivables, we considered our historical experience with certain customers and customer types, regulatory and legal environments, country and political risk, and other relevant current and future forecasted macroeconomic factors. These credit risk indicators are monitored on a quarterly basis to determine whether there have been any changes in the economic environment that would indicate the established reserve percentages should be adjusted, and are considered on a regional basis to reflect more geographic-specific metrics. Additionally, write-offs and recoveries of customer receivables are tracked against collections on a quarterly basis to determine whether the reserve percentages remain appropriate. When management becomes aware of certain customer-specific factors that impact credit risk, specific allowances for these known troubled accounts are recorded. Trade accounts receivable are written off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted.
During the first quarter of 2023, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements.

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

We did not record any impairments of long-lived assets during the three-month periods ended March 31, 2023 and March 31, 2022.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three-month periods ended March 31, 2023 and March 31, 2022, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

Fair Value Measurements

    We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. We utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value (a Level 2 fair value measurement). Refer to Note 7 – “Fair Value Measurements” for further discussion.
Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets (a Level 3 fair value measurement) and for the impairment of long-lived assets (a Level 3 fair value measurement).

Distributions

On January 19, 2023, the board of directors of our general partner declared a cash distribution attributable to the quarter ended December 31, 2022 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution was paid on February 14, 2023 to each of the holders of common units of record as of the close of business on January 31, 2023.

New Accounting Pronouncements

Standards adopted in 2023

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairments will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. We adopted this new standard on January 1, 2023 and our adoption of this standard did not have a material impact on our consolidated financial statements.
NOTE 2 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of March 31, 2023, we had $141.0 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not include revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of March 31, 2023 for completion of performance obligations of compression service contracts are as follows:

	2023	2024	2025	2026	Thereafter	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$54,196	$62,182	$20,177	$3,699	$741	$140,995

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheet, primarily associated with revenue accruals prior to invoicing, were $7.7 million and $4.2 million as of March 31, 2023 and December 31, 2022, respectively.

    The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Unearned income, beginning of period	$2,590	$2,187
Additional unearned income	2,868	2,339
Revenue recognized	(1,360)	(1,773)
Unearned income, end of period	$4,098	$2,753

    Unearned income is included in accrued liabilities and other on the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Contract services
United States	$63,677	$52,926
International	5,970	9,881
	69,647	62,807
Aftermarket services
United States	16,893	12,689
International	458	179
	17,351	12,868
Equipment rentals
United States	2,805	1,966
International	1,309	1,534
	4,114	3,500
Equipment sales
United States	84	715
International	175	122
	259	837
Total Revenue
United States	83,459	68,296
International	7,912	11,716
	$91,371	$80,012

NOTE 3 — INVENTORIES

Components of inventories as of March 31, 2023 and December 31, 2022, are as follows:

	March 31, 2023	December 31, 2022
	(In Thousands)
Parts and supplies	$47,513	$44,042
Work in progress	3,363	1,860
Total inventories	$50,876	$45,902

Inventories consist primarily of compressor package spare parts and supplies. Work in progress inventories consist of work in progress for our aftermarket business that has not been invoiced.
NOTE 4 — LEASES
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

    Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Total lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), was $3.9 million for the three months ended March 31, 2023, of which $0.2 million was related to short-term leases. Total lease expense was $4.2 million for the three months ended March 31, 2022, of which $1.4 million was related to short-term leases. Variable rent expense was not material.

Operating lease supplemental cash flow information:

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$3,717	$2,779

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,023	$6,770

Supplemental balance sheet information:

	March 31, 2023	December 31, 2022
	(In Thousands)
Operating leases:
Operating right-of-use asset	$30,701	$27,205

Accrued liabilities and other	$10,433	$7,620
Operating lease liabilities	20,163	19,419
Total operating lease liabilities	$30,596	$27,039

Additional operating lease information:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	3.85 years	4.33 years

Weighted average discount rate:
Operating leases	10.00%	10.00%

    Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year, consist of the following at March 31, 2023:

Operating Leases
(In Thousands)

Remainder of 2023	$10,191
2024	9,614
2025	6,153
2026	5,355
2027	2,523
Thereafter	2,781
Total lease payments	36,617
Less imputed interest	(6,021)
Total lease liabilities	$30,596

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

We recognized operating lease revenue, which is included in “Equipment rentals” on the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Equipment rentals	$4,114	$3,500

The following table presents the maturity of lease payments for operating lease agreements in effect as of March 31, 2023. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from 1 month to 6 years. The following table presents the undiscounted cash flows expected to be received related to these agreements:

	2023	2024	2025	2026	2027	Thereafter
	(In Thousands)
Future minimum lease revenue	$11,052	$8,899	$1,599	$1,576	$1,576	$1,839
NOTE 5 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2023	December 31, 2022
	Scheduled Maturity	(In Thousands)
Credit Agreement (1)	June 29, 2025	$3,656	$6,312
Spartan Credit Agreement (2)	October 17, 2025	54,251	54,912
7.50% First Lien Notes due 2025 (3)	April 1, 2025	400,235	400,293
10.00%/10.75% Second Lien Notes due 2026 (4)	April 1, 2026	172,575	172,499
Total long-term debt		630,717	634,016
Other borrowings (5)	Various	18,407	14,129
Total long-term debt and other borrowings		$649,124	$648,145

(1) Net of unamortized deferred financing costs of $0.3 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively.
(2) Net of unamortized deferred financing costs of $0.7 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively.
(3) Net of unamortized deferred financing costs of $2.0 million and $2.3 million as of March 31, 2023 and December 31, 2022, respectively, unamortized discount of $0.1 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively, and deferred restructuring gain of $2.4 million and $2.7 million as of March 31, 2023 and December 31, 2022, respectively.
(4) Net of unamortized deferred financing costs of $1.8 million and $1.9 million, unamortized discount of $0.6 million and $0.7 million, and deferred restructuring gain of $2.2 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively.
(5) Includes $6.9 million and $5.4 million of current liability classified as Accrued liabilities and other, and $11.5 million and $8.7 million classified as Other long-term liabilities on the accompanying consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

    Our Credit Agreement and Senior Note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of March 31, 2023.

    See Note 6 – “Related Party Transactions,” for a discussion of our amounts payable to affiliates and long-term affiliate payable to Spartan Energy Partners LP (“Spartan”).

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

As of March 31, 2023, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $26.1 million.

The maturity date of the Credit Agreement is June 29, 2025. As of March 31, 2023 we had $4.0 million outstanding balance and $1.4 million in letters of credit against our Credit Agreement.

Spartan Credit Agreement

As of March 31, 2023, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Spartan Credit Agreement, we had availability of $12.2 million.

As of March 31, 2023, we had $55.0 million outstanding and no letters of credit against the Spartan Credit Agreement and the maturity date of the Spartan Credit Agreement is January 29, 2024.

7.50% First Lien Notes due 2025

As of March 31, 2023, our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) had $400.2 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of March 31, 2023, our 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes”) had $172.6 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

During the fourth quarter of 2020, the second quarter of 2021, and the fourth quarter of 2021, the Partnership elected to increase the principal amount outstanding through the issuance of PIK notes. As of March 31, 2023, our principal amount outstanding included $7.2 million of PIK notes.

Finance Agreements

During 2022, CSI Compressco Leasing LLC and CSI Compressco Operating LLC (individually and collectively as Debtor), with CSI Compressco LP (as Guarantor), entered into a Master Equipment Finance Agreement with a third party in the amount of $14.1 million to finance certain compression equipment. The note is payable in monthly installments of $0.4 million for 36 months. The current portion of this amount is classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.

During the first quarter of 2023, CSI Compressco Leasing LLC and CSI Compressco Operating LLC (individually and collectively as Debtor), with CSI Compressco LP (as Guarantor), entered into a Master Equipment Finance Agreements with a third party totaling $5.1 million to finance certain compression equipment. The notes are payable in monthly installments totaling $0.2 million for 36 months. The current portion of these amounts are classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.
NOTE 6 — RELATED PARTY TRANSACTIONS

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

Spartan and General Partner Ownership

As of March 31, 2023, Spartan’s ownership interest in us was approximately 45.2%, with the common units held by the public representing an approximate 55% interest in us. As of March 31, 2023, Spartan’s ownership was through various wholly owned subsidiaries and consisted of approximately 44.9% of the limited partner interests plus the approximate 0.5% general partner interest. As a result of its ownership of common units and its general partner interest in us, Spartan received distributions of $0.6 million and $0.6 million during the three months ended March 31, 2023 and 2022, respectively.

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
NOTE 7 — FAIR VALUE MEASUREMENTS

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

Financial Instruments

Derivative Contracts

    We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2023, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$1,644	18.25	4/5/2023

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

The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three-month periods ended March 31, 2023 and March 31, 2022, we recognized $0.2 million and $1.1 million, respectively, of net (gains) losses associated with our foreign currency derivatives program. These amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Fair Value of Debt

    The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.50% First Lien Notes	$400,000	$382,000	$400,000	$373,000
10.00%/10.75% Second Lien Notes	172,717	148,968	172,717	136,446
	$572,717	$530,968	$572,717	$509,446

Other

The fair values of cash, accounts receivable, accounts payable, accrued liabilities and variable-rate long-term debt pursuant to our revolving credit facility approximate their carrying amounts due to the short-term nature of these items.
NOTE 8 — INCOME TAXES

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

    Our effective tax rates for the three-month periods ended March 31, 2023 and March 31, 2022 were negative 26.8% and negative 14.2%, respectively, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
NOTE 9 — COMMITMENTS AND CONTINGENCIES

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
NOTE 10 — SUBSEQUENT EVENTS

On April 17, 2023, the board of directors of our general partner declared a cash distribution attributable to the quarter ended March 31, 2023 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution will be paid on May 15, 2023 to each of the holders of common units of record as of the close of business on April 30, 2023.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Partnership’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in “Item 1. Financial Statements” contained herein. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 13, 2023 (“2022 Annual Report”). This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

    We provide services including natural gas compression and treating services. Natural gas compression equipment is used for natural gas and oil production, gathering, artificial lift, production enhancement, transmission, processing, and storage. We also provide a variety of natural gas treating services. Our compression business includes a fleet of approximately 4,500 compressor packages providing approximately 1.2 million in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Our treating fleet includes amine units, gas coolers, and related equipment. Our aftermarket business provides compressor package overhaul, repair, engineering and design, reconfiguration and maintenance services, as well as the sale of compressor package parts and components manufactured by third-party suppliers. Our customers operate throughout many of the onshore producing regions of the United States, as well as in a number of international locations, including Mexico, Canada, Argentina, Egypt, and Chile.

Demand for our services is directly driven by the production of crude oil and associated natural gas from unconventional shale plays, production of natural gas from conventional plays, and the transmission of natural gas to and within sales pipelines. Our fleet of compressors, ranging from 20 to 2,500 horsepower per unit, allows us to service our customers’ compression needs at the wellhead through high-horsepower compression needs at centralized gathering and gas lift facilities.

Oil and natural gas commodity prices gained strength through the first half of 2022 before returning to beginning of year levels by the end of 2022 and decreasing slightly each month during the first quarter of 2023. West Texas Intermediate oil prices reached an average of $76 per barrel in the first quarter of 2023, a $19 per barrel decrease from the first quarter of 2022. This decrease in commodity prices, did not have a negative impact in the demand for our contract services, aftermarket services and equipment rentals. Our compression fleet utilization increased to 87.4% as of March 31, 2023 compared to 81.4% as of March 31, 2022. In addition, as a result of the increased customer demand, we were able to implement price increases on many of our compression contracts. Revenue from contract services increased each quarter in 2022 and this trend continues. The strengthening market environment has increased competition for field and corporate employees. Supply chain issues, increased commodity prices, and inflationary pressures have increased costs and impacted the availability of our parts and supplies. External factors including Russia’s invasion of Ukraine, inflationary pressures and related monetary policy, such as Federal Reserve rate increases, could adversely affect our results of operations, impair our ability to raise capital, or otherwise adversely impact our ability to realize certain business strategies. We continue to monitor these risks and take the necessary actions to mitigate them. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet.

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

Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three Months Ended March 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Thousands)
Revenues:
Contract services	$69,647	$62,807	$6,840	76.2%	78.5%	10.9%
Aftermarket services	17,351	12,868	4,483	19.0%	16.1%	34.8%
Equipment rentals	4,114	3,500	614	4.5%	4.4%	17.5%
Equipment sales	259	837	(578)	0.3%	1.0%	(69.1)%
Total revenues	91,371	80,012	11,359	100.0%	100.0%	14.2%
Cost of revenues:
Cost of contract services	36,827	31,040	5,787	40.3%	38.8%	18.6%
Cost of aftermarket services	14,214	10,633	3,581	15.6%	13.3%	33.7%
Cost of equipment rentals	555	516	39	0.6%	0.6%	7.6%
Cost of equipment sales	207	452	(245)	0.2%	0.6%	(54.2)%
Total cost of revenues	51,803	42,641	9,162	56.7%	53.3%	21.5%
Depreciation and amortization	18,851	19,359	(508)	20.6%	24.2%	(2.6)%
Impairments and other charges	—	—	—	—%	—%	100.0%
Selling, general, and administrative expense	9,979	10,841	(862)	10.9%	13.5%	(8.0)%
Interest expense, net	13,315	12,381	934	14.6%	15.5%	7.5%
Other (income) expense, net	(516)	544	(1,060)	(0.6)%	0.7%	(194.9)%
Loss before taxes and discontinued operations	(2,061)	(5,754)	3,693	(2.3)%	(7.2)%	(64.2)%
Provision for income taxes	552	816	(264)	0.6%	1.0%	(32.4)%
Net loss	$(2,613)	$(6,570)	$3,957	(2.9)%	(8.2)%	(60.2)%

Revenues

    Contract services revenues increased $6.8 million or 10.9%, in the current year quarter compared to the prior year quarter. The increase in revenues is due to an increase in activity levels. Compression fleet horsepower utilization and operating horsepower both increased in the first quarter of 2023 compared to the prior year quarter. In addition, due to the improved market conditions, we implemented price increases resulting in increased revenues. Operating horsepower increased compared to the prior year quarter due to the deployment of new compressor units in 2023 and the redeployment of idle compressor units throughout 2022.

    Aftermarket services revenues increased $4.5 million or 34.8% during the current year quarter compared to the prior year quarter due to increased demand for compression parts and services resulting from an increase in activity levels by our customers. With the improvement in market conditions and the strong oil and gas commodity prices, customers have increased production of oil and gas which, in turn, increased the demand for parts and services needed to maintain their compression fleet.

Equipment rentals revenues increased $0.6 million or 17.5% during the current year quarter compared to the prior year quarter due to an increase in the number of revenue-generating gas coolers increase in customer and higher activity levels.

Equipment sales revenues decreased $0.6 million during the current year quarter compared to the prior year quarter due to a decrease in used unit sales.

Cost of revenues

    Cost of contract services revenue increased compared to the prior year quarter consistent with increased revenues. This increase is primarily due to inflationary pressures which have resulted in increased costs in certain operating cost categories including parts, field labor, and outside service costs.

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

Selling, general, and administrative expense

Selling, general, and administrative expenses decreased during the current year quarter compared to the prior year quarter due to a decrease in salaries and wages and other sales expenses.

Interest expense, net

Interest expense, net, increased during the current year quarter compared to the prior year quarter due primarily to increased expenses associated with the balances associated with our credit agreements.

Other (income) expense, net

Other (income) expense, net, was $0.5 million of income, net, during the current year quarter compared to $0.5 million of expense, net, during the prior year quarter. The change in other (income) expense, net was driven by increased investment income primarily from our operations in Mexico and Argentina and foreign currency gains offset by losses on the disposals of assets.

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

Our effective tax rate for the current year quarter was negative 26.8% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes, combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three-month periods ended March 31, 2023 and March 31, 2022 is provided within the Results of Operations sections above.

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

The following table reconciles net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Net loss	$(2,613)	$(6,570)
Provision for income taxes	552	816
Depreciation and amortization	18,851	19,359
Interest expense, net	13,315	12,381
Equity compensation	361	342
Transaction costs	—	105
Severance	67	—
Non-cash cost of compressors sold	207	452
Adjusted EBITDA	$30,740	$26,885

Free Cash Flow. We define Free Cash Flow as cash from operations less capital expenditures, net of sales proceeds. Management primarily uses this metric to assess our ability to retire debt, evaluate our capacity to further invest and grow, and measure our performance as compared to our peers. The following table reconciles net cash provided by operations to Free Cash Flow for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Net cash provided by operating activities	$19,854	$11,770
Capital expenditures, net of sales proceeds	(14,311)	(5,935)
Free cash flow	$5,543	$5,835

Net cash provided by operating activities for the three months ended March 31, 2023 includes $16.5 million of revenues in excess of cash expenses offset by $3.3 million from working capital changes. Net cash provided by operating activities for the three months ended March 31, 2022 includes $14.2 million of revenue in excess of cash expenses offset by $2.4 million from working capital changes.

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

	March 31,
	2023	2022
Horsepower
Total horsepower in fleet	1,188,737	1,195,755
Total horsepower in service	1,039,104	973,428

Horsepower utilization
Low-horsepower (0-100)	60.2%	57.5%
Medium-horsepower (101-1,000)	84.1%	81.2%
High-horsepower (1,001 and over)	94.6%	86.7%
Total horsepower utilization rate	87.4%	81.4%

The total horsepower utilization rate increased as of March 31, 2023 compared to the prior year period due to an increase in customer activity levels. This was driven by a high commodity price environment for oil and gas and the continued recovery from the impact of the COVID-19 pandemic on the global economy and the energy sector. Market conditions improved in the current year resulting in an increase in total utilization of 6.0% compared to the utilization rate as of March 31, 2022, with meaningful gains in utilization in all horsepower categories. Operating horsepower increased by approximately 65,700 horsepower which includes the redeployment of previously idle horsepower and new high-horsepower compressors placed in service resulting from our growth capital investments.
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

    During 2023, oil and gas commodity prices remained strong resulting in an increase in activity levels by our customers and higher demand for our products and services. Although uncertainty remains, the outlook for the energy sector continues to be favorable. Despite these uncertainties, we remain committed to a long-term growth strategy. Our near-term focus is to reduce our leverage, preserve and enhance liquidity, and grow our profitability through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting assets where our evaluation suggests such transactions are in the best interests of our business. We are subject to business and operational risks that could materially and adversely affect our cash flows and, when coupled with risks associated with current debt and equity market conditions, our ability or desire to issue securities. Please refer to Part I, Item 1A “Risk Factors” included in our 2022 Annual Report.

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

The level of future growth capital expenditures depends on demand for our contract services, the level of cash available to fund these expenditures and our decisions whether to utilize available cash to fund increases in our quarterly common unit distribution, retire debt, or make capital expenditures. Capital expenditures in 2023 are expected to range from $43.0 million to $48.0 million. These capital expenditures include approximately $17.0 million to $19.0 million of maintenance capital expenditures and approximately $23.0 million to $25.0 million of capital expenditures primarily associated with the expansion of our contract services fleet and $3.0 million to $4.0 million of capital expenditures related to investments in technology and facilities. We expect cash on hand and cash generated from operations will be sufficient to meet cash needs throughout 2023.

    On April 17, 2023, the board of directors of our general partner declared a cash distribution attributable to the quarter ended March 31, 2023 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution will be paid on May 15, 2023 to each of the holders of common units of record as of the close of business on April 30, 2023.
Cash Flows

A summary of our sources (uses) of cash during the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	(In Thousands)
	2023	2022
Operating activities	$19,854	$11,770
Investing activities	(14,311)	(5,935)
Financing activities	(403)	4,860

Operating Activities

Net cash provided by operating activities increased by $8.1 million compared to the prior year period. Our cash provided by operating activities is primarily generated from the provision of contract compression and treating services.

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

Investing Activities

Capital expenditures during the three months ended March 31, 2023 increased by $5.2 million compared to the same period in 2022, driven by an increase in investments in growth capital. Maintenance capital expenditures decreased during the three months ended March 31, 2023 compared to the prior year period. Total capital expenditures during 2023 were $14.6 million, offset by $0.2 million from compression units sold. Total capital expenditures for the current period include $4.3 million of maintenance capital expenditures.

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

Financing Activities

Distributions

During the three months ended March 31, 2023, we distributed $1.4 million of cash distributions to our common unitholders and general partner.

Long-Term Debt

Credit Agreement

Our Credit Agreement provides for maximum credit commitments of $35.0 million and includes a $3.5 million reserve which results in reduced borrowing availability. As of March 31, 2023, we had $4.0 million outstanding under the Credit Agreement and $1.4 million in letters of credit against our Credit Agreement resulting in $26.1 million available to borrow. As of May 2, 2023, we had $21.5 million outstanding under our Credit Agreement and $1.4 million in letters of credit, resulting in $6.0 million of availability.

Spartan Credit Agreement

The Spartan Credit Agreement provides for maximum credit commitments of $70.0 million. As of March 31, 2023, we had $55.0 million outstanding, no letters of credit and $12.2 million of availability. As of May 2, 2023, we had $52.0 million outstanding, no letters of credit, and $15.2 million of availability.

See Note 5 – “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements in this Quarterly Report for further information regarding our 7.50% First Lien Notes due 2025 and 10.000%/10.750% Second Lien Notes due 2026.

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

During the first quarter of 2023, CSI Compressco Leasing LLC and CSI Compressco Operating LLC (individually and collectively as Debtor), with CSI Compressco LP (as Guarantor), entered into a Master Equipment Finance Agreements with a third party totaling $5.1 million to finance certain compression equipment. The notes are payable in monthly installments totaling $0.2 million for 36 months. The current portion of these amounts are classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.

Leases

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms up to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months.

Off Balance Sheet Arrangements

As of March 31, 2023, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
Critical Accounting Policies and Estimates

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2022 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

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

    Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our 2022 Annual Report, and those described from time to time in our future reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.
Item 4. Controls and Procedures.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the quarter ended March 31, 2023. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this Quarterly Report.
There were no other changes in the internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2023	—	$—	N/A	N/A
February 1 – February 28, 2023	—	—	N/A	N/A
March 1 – March 31, 2023	—	—	N/A	N/A
Total	—		N/A	N/A
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
*    Filed with this report.
**    Furnished with this report.
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2023 and 2022; (iii) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (iv) Consolidated Statement of Partners’ Capital for the three-month periods ended March 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2023 and 2022; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP LLC,
its General Partner

Date:	May 4, 2023	By:	/s/John E. Jackson
John E. Jackson
Chief Executive Officer
Principal Executive Officer

Date:	May 4, 2023	By:	/s/Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer
Principal Financial Officer

Date:	May 4, 2023	By:	/s/Riplee L. Parkening
Riplee L. Parkening
Controller
Principal Accounting Officer