Form 10-Q
period 2023-09-30
CSI Compressco LP
filed 2023-11-02
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 30, 2023, there were 141,995,028 Common Units outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Contract services	$71,457	$67,492	$211,625	$194,647
Aftermarket services	23,686	23,192	62,246	52,273
Equipment rentals	4,197	3,869	13,084	10,987
Equipment sales	367	342	902	1,522
Total revenues	99,707	94,895	287,857	259,429
Cost of revenues (excluding depreciation and amortization expense):
Cost of contract services	35,153	34,793	107,747	99,418
Cost of aftermarket services	18,202	18,056	49,340	42,051
Cost of equipment rentals	555	563	1,665	1,530
Cost of equipment sales	411	66	867	683
Total cost of revenues	54,321	53,478	159,619	143,682
Depreciation and amortization	19,256	19,867	57,193	58,572
Impairments and other charges	—	135	—	135
Selling, general, and administrative expense	11,686	10,731	33,956	32,483
Interest expense, net of capitalized interest of $3 and $13 in 2023 and $119 and $300 in 2022	13,410	12,615	40,472	37,552
Other expense, net	1,772	1,661	1,065	2,530
Loss before taxes and discontinued operations	(738)	(3,592)	(4,448)	(15,525)
Provision for income taxes	209	940	1,685	2,497
Loss from continuing operations	(947)	(4,532)	(6,133)	(18,022)
Income from discontinued operations, net of taxes	—	81	—	173
Net loss	$(947)	$(4,451)	$(6,133)	$(17,849)

General partner interest in net loss	$(4)	$(21)	$(28)	$(84)
Common units interest in net loss	$(943)	$(4,430)	$(6,105)	$(17,765)

Basic and diluted net loss per common unit:	$(0.01)	$(0.03)	$(0.04)	$(0.13)

Weighted average common units outstanding:
Basic	141,995,028	141,213,944	141,868,154	141,067,185
Diluted	141,995,028	141,213,944	141,868,154	141,067,185

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(947)	$(4,451)	$(6,133)	$(17,849)
Foreign currency translation adjustment, net of tax of $0 in 2023 and 2022	(11)	(228)	(11)	(313)
Comprehensive loss	$(958)	$(4,679)	$(6,144)	$(18,162)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,502	$8,475
Trade accounts receivable, net of allowance for credit losses of $365 as of September 30, 2023 and $736 as of December 31, 2022	54,864	65,085
Trade receivable - affiliate	608	948
Inventories	46,715	45,902
Prepaid expenses and other current assets	7,123	7,905
Total current assets	124,812	128,315
Property, plant, and equipment:
Land and building	7,227	7,227
Compressors and equipment	1,126,515	1,103,657
Vehicles	8,749	8,640
Construction in progress	31,410	37,183
Total property, plant, and equipment	1,173,901	1,156,707
Less accumulated depreciation	(651,838)	(611,734)
Net property, plant, and equipment	522,063	544,973
Other assets:
Intangible assets, net of accumulated amortization of $38,846 as of September 30, 2023 and $36,627 as of December 31, 2022	16,921	19,140
Operating lease right-of-use assets	25,028	27,205
Deferred tax assets	3	3
Other assets	3,412	2,767
Total other assets	45,364	49,115
Total assets	$692,239	$722,403
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$22,408	$34,589
Unearned income	3,955	2,590
Accrued liabilities and other	56,112	47,076
Total current liabilities	82,475	84,255
Other liabilities:
Long-term debt, net	619,341	634,016
Deferred tax liabilities	1,034	1,245
Operating lease liabilities	16,504	19,419
Other long-term liabilities	7,532	8,742
Total other liabilities	644,411	663,422
Commitments and contingencies
Partners' capital:
General partner interest	(1,667)	(1,618)
Common units (141,995,028 units issued and outstanding at September 30, 2023 and 141,237,462 units issued and outstanding at December 31, 2022)	(18,563)	(9,250)
Accumulated other comprehensive loss	(14,417)	(14,406)
Total partners' capital	(34,647)	(25,274)
Total liabilities and partners' capital	$692,239	$722,403

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Partners’ Capital
(In Thousands)
(Unaudited)

	Partners’ Capital			Accumulated Other Comprehensive Loss	Total Partners’ Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2022	$(1,618)	141,237	$(9,250)	$(14,406)	$(25,274)
Net loss	(12)	—	(2,601)	—	(2,613)
Distributions ($0.01 per unit)	(7)	—	(1,414)	—	(1,421)
Equity compensation, net	—	—	75	—	75
Vesting of Phantom Units	—	758	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	—	—
Balance at March 31, 2023	$(1,637)	141,995	$(13,190)	$(14,406)	$(29,233)
Net loss	(12)	—	(2,561)	—	(2,573)
Distributions ($0.01 per unit)	(7)	—	(1,420)	—	(1,427)
Equity compensation, net	—	—	514	—	514
Vesting of Phantom Units	—	—	—	—	—
Balance at June 30, 2023	$(1,656)	141,995	$(16,657)	$(14,406)	$(32,719)
Net loss	(4)	—	(943)	—	(947)
Distributions ($0.01 per unit)	(7)	—	(1,420)	—	(1,427)
Equity compensation, net	—	—	457	—	457
Vesting of Phantom Units	—	—	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	(11)	(11)
Balance at September 30, 2023	$(1,667)	141,995	$(18,563)	$(14,417)	$(34,647)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount

Balance at December 31, 2021	$(1,486)	140,386	$17,049	$(14,404)	$1,159
Net loss	(31)	—	(6,539)	—	(6,570)
Distributions ($0.01 per unit)	(7)	—	(1,404)	—	(1,411)
Equity compensation, net	—	—	52	—	52
Vesting of Phantom Units	—	828	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	12	12
Balance at March 31, 2022	$(1,524)	141,214	$9,158	$(14,392)	$(6,758)
Net loss	(32)	—	(6,796)	—	(6,828)
Distributions ($0.01 per unit)	(7)	—	(1,412)	—	(1,419)
Equity compensation, net	—	—	431	—	431
Translation adjustment, net of taxes of $0	—	—	—	(97)	(97)
Balance at June 30, 2022	$(1,563)	141,214	$1,381	$(14,489)	$(14,671)
Net loss	(21)	—	(4,430)	—	(4,451)
Distributions ($0.01 per unit)	(7)	—	(1,412)	—	(1,419)
Equity compensation, net	—	—	459	—	459
Translation adjustment, net of taxes of $0	—	—	—	(228)	(228)
Balance at September 30, 2022	$(1,591)	141,214	$(4,002)	$(14,717)	$(20,310)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(6,133)	$(17,849)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization	57,193	58,572
Impairments and other charges	—	135
Provision (benefit) for deferred income taxes	(372)	211
Equity compensation expense	1,046	941
Recovery for doubtful accounts	(1)	(427)
Amortization of deferred financing costs	117	307
Other non-cash charges and credits	151	125
Gain on sale of property, plant, and equipment	1,770	425
Changes in operating assets and liabilities:
Accounts receivable	10,501	(8,943)
Inventories	(6,416)	(16,707)
Prepaid expenses and other current assets	494	4,985
Accounts payable and accrued expenses	1,514	20,813
Other	(76)	1,376
Net cash provided by operating activities	59,788	43,964
Investing activities:
Purchases of property, plant, and equipment, net	(39,920)	(39,561)
Proceeds from sale of property, plant, and equipment	5,752	4,384
Net cash used in investing activities	(34,168)	(35,177)
Financing activities:
Proceeds from long-term debt	261,109	22,599
Payments of long-term debt	(276,104)	(30,141)
Distributions	(4,275)	(4,248)
Equipment financing lease, net	741	12,844
Other financing activities	(64)	(766)
Net cash (used in) provided by financing activities	(18,593)	288
Effect of exchange rate changes on cash	—	(8)
Increase in cash and cash equivalents	7,027	9,067
Cash and cash equivalents at beginning of period	8,475	6,598
Cash and cash equivalents at end of period	$15,502	$15,665
Supplemental cash flow information:
Interest paid	$27,730	$23,636
Income taxes paid	$3,012	$5,028
Decrease in accrued capital expenditures	$5,055	$310

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of our management, our unaudited consolidated financial statements as of September 30, 2023, and for the three and nine-month periods ended September 30, 2023 and September 30, 2022 include all normal recurring adjustments that are necessary to provide a fair statement of our results for these interim periods. Operating results for the three and nine-month period ended September 30, 2023 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2023.

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

Significant Accounting Policies

    Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the three and nine-months ended September 30, 2023.

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

Financial Instruments

Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable, which are primarily due from companies of varying size engaged in oil and gas activities in the United States, Canada, Mexico, Argentina, and Chile. Our policy is to review the financial condition of customers before extending credit and periodically updating customer credit information. Payment terms are on a short-term basis. The risk of loss from the inability to collect trade receivables is heightened during prolonged periods of low oil and natural gas commodity prices.

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

We have $47.2 million outstanding under our variable rate revolving credit facilities as of September 30, 2023 and face market risk exposure related to changes in applicable interest rates.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, the Argentine peso, and the Chilean peso as a result of our international operations. Foreign currency exchange (gains) losses are included in other (income) expense, net and totaled $1.6 million and $2.4 million during the three and nine-month periods ended September 30, 2023, respectively, and $1.9 million and $3.0 million during the three and nine-month periods ended September 30, 2022, respectively.

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

All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of September 30, 2023 and December 31, 2022. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term in determining the right-of-use asset and lease liability, if it is reasonably certain that we would exercise the option.

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

In determining the reserve percentages for each pool of trade accounts receivables, we considered our historical experience with certain customers and customer types, regulatory and legal environments, country and political risk, and other relevant current and future forecasted macroeconomic factors. These credit risk indicators are monitored on a quarterly basis to determine whether there have been any changes in the economic environment that would indicate the established reserve percentages should be adjusted and are considered on a regional basis to reflect more geographic-specific metrics. Additionally, write-offs and recoveries of customer receivables are tracked against collections on a quarterly basis to determine whether the reserve percentages remain appropriate. When management becomes aware of certain customer-specific factors that impact credit risk, specific allowances for these known troubled accounts are recorded. Trade accounts receivable are written off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted. As of September 30, 2023, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements.

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

We did not record any impairments of long-lived assets during the three and nine-month periods ended September 30, 2023. During the three and nine-month periods ended September 30, 2022 a specific engine in inventory was impaired and sold at a loss, resulting in a charge of $0.1 million.

Sale of Assets

During June 2023, we entered into a purchase and sale agreement for the sale of our equipment in Egypt for a total sale price of $5.8 million. The sale of the equipment resulted in a loss of $0.2 million during the nine-months ended September 30, 2023, which is reflected in other (income) expense, net in our statement of operations. As of June 30, 2023, we no longer had operations in Egypt.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the three and nine-month periods ended September 30, 2023 and September 30, 2022, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

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

Distributions

On January 19, 2023, April 17, 2023 and July 17, 2023, the board of directors of our general partner declared a cash distribution attributable to the respective quarter ended of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution was paid on February 14, 2023, May 15, 2023, and August 14, 2023 to each of the holders of common units of record as of the close of business on January 31, 2023, April 30, 2023, and July 28, 2023, respectively.

Discontinued Operations

On July 2, 2020, we completed the sale of our Midland manufacturing facility. The Midland facility was used to design, fabricate and assemble new standard and customized compressor packages for our new unit sales business. In connection with the Midland manufacturing facility sale, we entered into an agreement with the buyer to continue to operate a portion of the facility, which allowed us to close out the remaining backlog for the new unit sales business and to continue to operate our aftermarket services business at that location for an interim period. Following completion of the last unit in October 2020, we ceased fabricating new compressor packages for sales to third parties or for our own service fleet. The operations associated with the new unit sales business were previously reported in equipment sales revenues and are now reflected as discontinued operations in our financial statements for all periods presented. Used equipment sales revenue continues to be included in equipment sales revenue. Income from discontinued operations, net of tax for the three and nine-month periods ended September 30, 2022, was $0.1 million and $0.2 million, respectively, related to the warranty reserve not being utilized.

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
NOTE 2 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of September 30, 2023, we had $269.1 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not include revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of September 30, 2023 for completion of performance obligations of compression service contracts are as follows:

	2023	2024	2025	2026	Thereafter	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$52,368	$134,807	$57,869	$19,688	$4,350	$269,082

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheet, primarily associated with revenue accruals prior to invoicing, were $2.4 million and $4.2 million as of September 30, 2023 and December 31, 2022, respectively.

    The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(In Thousands)
Unearned income, beginning of period	$2,590	$2,187
Additional unearned income	6,902	5,375
Revenue recognized	(5,537)	(4,446)
Unearned income, end of period	$3,955	$3,116

    Unearned income is included in accrued liabilities and other on the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Contract services
United States	$65,912	$58,371	$194,001	$166,399
International	5,545	9,121	17,624	28,248
	71,457	67,492	211,625	194,647
Aftermarket services
United States	23,026	22,625	60,797	51,174
International	660	567	1,449	1,099
	23,686	23,192	62,246	52,273
Equipment rentals
United States	3,727	2,458	9,693	6,890
International	470	1,411	3,391	4,097
	4,197	3,869	13,084	10,987
Equipment sales
United States	269	210	533	1,227
International	98	132	369	295
	367	342	902	1,522
Total Revenue
United States	92,934	83,664	265,024	225,690
International	6,773	11,231	22,833	33,739
	$99,707	$94,895	$287,857	$259,429

NOTE 3 — INVENTORIES

Components of inventories as of September 30, 2023 and December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
	(In Thousands)
Parts and supplies	$42,272	$44,042
Work in progress	4,443	1,860
Total inventories	$46,715	$45,902

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

    Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Total lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less), was $4.0 million and $12.0 million for the three and nine month period ended September 30, 2023, respectively, of which $0.5 million and $1.1 million respectively, related to short-term leases. Total lease expense was $3.9 million and $12.2 million for the three and nine month period ended September 30, 2022, respectively, of which $0.8 million and $3.5 million respectively, related to short-term leases. Variable rent expense was not material.

Operating lease supplemental cash flow information:

	Nine Months Ended September 30,
	2023	2022
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$10,657	$8,768

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,174	$10,881

Supplemental balance sheet information:

	September 30, 2023	December 31, 2022
	(In Thousands)
Operating leases:
Operating right-of-use asset	$25,028	$27,205

Accrued liabilities and other	$8,517	$7,620
Operating lease liabilities	16,504	19,419
Total operating lease liabilities	$25,021	$27,039

Additional operating lease information:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	3.77 years	4.51 years

Weighted average discount rate:
Operating leases	9.92%	9.93%

    Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year, consist of the following at September 30, 2023:

Operating Leases
(In Thousands)

Remainder of 2023	$3,228
2024	9,683
2025	6,204
2026	5,368
2027	2,523
Thereafter	2,780
Total lease payments	29,786
Less imputed interest	(4,765)
Total lease liabilities	$25,021

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

We recognized operating lease revenue, which is included in “Equipment rentals” on the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
Equipment rentals	$4,197	$3,869	$13,084	$10,987

The following table presents the maturity of lease payments for operating lease agreements in effect as of September 30, 2023. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from 1 month to 6 years. The following table presents the undiscounted cash flows expected to be received related to these agreements:

	2023	2024	2025	2026	2027	Thereafter
	(In Thousands)
Future minimum lease revenue	$3,933	$9,221	$2,382	$1,576	$1,576	$2,233
NOTE 5 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30, 2023	December 31, 2022
	Scheduled Maturity	(In Thousands)
Credit Agreement (1)	June 29, 2025	$—	$6,312
Spartan Credit Agreement (2)	October 17, 2025	46,618	54,912
7.50% First Lien Notes due 2025 (3)	April 1, 2025	400,140	400,293
10.00%/10.75% Second Lien Notes due 2026 (4)	April 1, 2026	172,583	172,499
Total long-term debt		619,341	634,016
Other borrowings (5)	Various	14,869	14,129
Total long-term debt and other borrowings		$634,210	$648,145

(1) As there was no outstanding balance on the Credit Agreement, associated deferred financing costs of $0.3 million as of September 30, 2023 were classified as other long-term assets on the accompanying consolidated balance sheet. Balances as of December 31, 2022 are net of unamortized deferred financing costs of $0.4 million.
(2) Net of unamortized deferred financing costs of $0.6 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively.
(3) Net of unamortized deferred financing costs of $1.5 million and $2.3 million as of September 30, 2023 and December 31, 2022, respectively, unamortized discount of $0.1 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively, and deferred restructuring gain of $1.7 million and $2.7 million as of September 30, 2023 and December 31, 2022, respectively.
(4) Net of unamortized deferred financing costs of $1.5 million and $1.9 million, unamortized discount of $0.5 million and $0.7 million, and deferred restructuring gain of $1.9 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively.
(5) Includes $7.4 million and $5.4 million of current liability classified as Accrued liabilities and other, and $7.5 million and $8.7 million classified as Other long-term liabilities on the accompanying consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

    Our Credit Agreement and Senior Note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit and senior note agreements as of September 30, 2023.

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

As of September 30, 2023, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $30.1 million.

The maturity date of the Credit Agreement is June 29, 2025. As of September 30, 2023 we had no outstanding balance and $1.4 million in letters of credit against our Credit Agreement.

Spartan Credit Agreement

As of September 30, 2023, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Spartan Credit Agreement, we had availability of $22.6 million.

As of September 30, 2023, we had $47.2 million outstanding and no letters of credit against the Spartan Credit Agreement and the maturity date of the Spartan Credit Agreement is October 17, 2025.

7.50% First Lien Notes due 2025

As of September 30, 2023, our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) had $400.1 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of September 30, 2023, our 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes”) had $172.6 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

As of September 30, 2023, our principal amount outstanding included $7.2 million of PIK notes.

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
NOTE 6 — RELATED PARTY TRANSACTIONS

Spartan and General Partner Ownership

As of September 30, 2023, Spartan’s ownership interest in us was approximately 45.2%, with the common units held by the public representing an approximate 55% interest in us. As of September 30, 2023, Spartan’s ownership was through various wholly owned subsidiaries and consisted of approximately 44.9% of the limited partner interests plus the approximate 0.5% general partner interest. As a result of its ownership of common units and its general partner interest in us, Spartan received distributions of $1.9 million during the nine months ended September 30, 2023 and 2022.

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

Financial Instruments

Derivative Contracts

    We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2023, we had the following foreign currency derivative contract outstanding relating to a portion of our foreign operations:

Derivative contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$2,316	17.27	10/12/2023

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

The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine-month periods ended September 30, 2023 we recognized $0.02 million and $0.4 million, respectively, of net (gains) losses associated with our foreign currency derivatives program. During the three and nine-month periods ended September 30, 2022, we recognized and $0.04 million and $1.5 million, respectively, of net (gains) losses associated with our foreign currency derivatives program. These amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Fair Value of Debt

    The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.50% First Lien Notes	$400,000	$389,000	$400,000	$373,000
10.00%/10.75% Second Lien Notes	172,717	152,855	172,717	136,446
	$572,717	$541,855	$572,717	$509,446

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

    Our effective tax rates for the nine-month periods ended September 30, 2023 and September 30, 2022 were negative 37.9% and negative 16.1%, respectively, primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.
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
NOTE 10 — SUBSEQUENT EVENTS

On October 19, 2023, the board of directors of our general partner declared a cash distribution attributable to the quarter ended September 30, 2023 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution will be paid on November 14, 2023 to each of the holders of common units of record as of the close of business on October 30, 2023.
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

Oil and natural gas commodity prices gained strength through the first half of 2022 before remaining relatively stable with a slight decline the remainder of 2022 and third quarter of 2023. West Texas Intermediate oil prices reached an average of $82 per barrel in the third quarter of 2023, a $11 per barrel decrease from the third quarter of 2022. Over this same time period, Henry Hub U.S. natural gas prices reached an average of $2.59 per million British thermal units, a $5.44 decrease from the third quarter of 2022. While there has been a decline in commodity prices, they remain at strong levels. Accordingly, we did not have a negative impact in the demand for our contract services, aftermarket services and equipment rentals. Our compression fleet utilization increased to 87.6% as of September 30, 2023 compared to 85.1% as of September 30, 2022. In addition, as a result of the increased customer demand, we were able to implement price increases on many of our compression contracts. Revenue from contract services increased each quarter in 2023 and this trend continues. The strengthening market environment has increased competition for field and corporate employees. Supply chain issues, increased commodity prices, and inflationary pressures have increased costs and impacted the availability of our parts and supplies. External factors including Russia’s invasion of Ukraine, recent events in the Middle East, inflationary pressures, and related monetary policy, such as Federal Reserve rate increases, could adversely affect our results of operations, impair our ability to raise capital, or otherwise adversely impact our ability to realize certain business strategies. We continue to monitor these risks and take the necessary actions to mitigate them. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet.

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

Three months ended September 30, 2023 compared to three months ended September 30, 2022

	Three Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Thousands)
Revenues:
Contract services	$71,457	$67,492	$3,965	71.7%	71.1%	5.9%
Aftermarket services	23,686	23,192	494	23.8%	24.4%	2.1%
Equipment rentals	4,197	3,869	328	4.2%	4.1%	8.5%
Equipment sales	367	342	25	0.4%	0.4%	7.3%
Total revenues	99,707	94,895	4,812	100.0%	100.0%	5.1%
Cost of revenues:
Cost of contract services	35,153	34,793	360	35.3%	36.7%	1.0%
Cost of aftermarket services	18,202	18,056	146	18.3%	19.0%	0.8%
Cost of equipment rentals	555	563	(8)	0.6%	0.6%	(1.4)%
Cost of equipment sales	411	66	345	0.4%	0.1%	522.7%
Total cost of revenues	54,321	53,478	843	54.5%	56.4%	1.6%
Depreciation and amortization	19,256	19,867	(611)	19.3%	20.9%	(3.1)%
Impairments and other charges	—	135	(135)	—%	0.1%	(100.0)%
Selling, general, and administrative expense	11,686	10,731	955	11.7%	11.3%	8.9%
Interest expense, net	13,410	12,615	795	13.4%	13.3%	6.3%
Other (income) expense, net	1,772	1,661	111	1.8%	1.8%	6.7%
Loss before taxes and discontinued operations	(738)	(3,592)	2,854	(0.7)%	(3.8)%	(79.5)%
Provision for income taxes	209	940	(731)	0.2%	1.0%	(77.8)%
Loss from continuing operations	(947)	(4,532)	3,585	(0.9)%	(4.8)%	(79.1)%
Income (loss) from discontinued operations, net of taxes	—	81	(81)	—%	0.1%	(100.0)%
Net loss	$(947)	$(4,451)	$3,504	(0.9)%	(4.7)%	(78.7)%

Revenues

    Contract services revenues increased $4.0 million or 5.9%, in the current year quarter compared to the prior year quarter. The increase in revenues is due to an increase in activity levels. Compression fleet horsepower utilization and operating horsepower both increased in the third quarter of 2023 compared to the prior year quarter. In addition, due to the improved market conditions, we implemented price increases, while extending contract terms to protect against inflation. Operating horsepower increased compared to the prior year quarter due to the deployment of new compressor units in 2023 and the redeployment of idle compressor units throughout 2023.

    Aftermarket services revenues increased $0.5 million or 2.1% during the current year quarter compared to the prior year quarter due to increased demand for compression parts and services resulting from an increase in activity levels by our customers. With the stabilization in market conditions and the strong oil and gas commodity prices, customers have increased production of oil and gas which, in turn, increased the demand for parts and services needed to maintain their compression fleet.

Equipment rentals revenues increased $0.3 million or 8.5% during the current year quarter compared to the prior year quarter due to an increase in the number of revenue-generating gas coolers, an increase in customer demand, and higher activity levels.

Equipment sales revenues remained consistent during the current year quarter compared to the prior year quarter.

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

Cost of equipment rentals remained consistent during the current quarter despite an increase in the corresponding revenues due to rate increases. Additionally, to support the growth in the gas cooler rental business, equipment rental expense increased compared to the prior year period.

Cost of equipment sales increased during the current year quarter despite consistent revenues due to selling aged units with remaining book values.

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

Other (income) expense, net

Other (income) expense, net, was $1.8 million of expense, net, during the current year quarter compared to $1.7 million of expense, net, during the prior year quarter. The change in other (income) expense, net was driven by increased investment income primarily from our operations in Mexico and Argentina and increased foreign currency gains offset by losses on the disposals of assets.

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

Our effective tax rate for the current year quarter was negative 28.3% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes, combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Income (Loss) from discontinued operations, net of tax

Loss from discontinued operations, net of tax was $0.1 million gain from the prior year quarter related to the warranty reserve not being utilized. The Partnership exited the new unit sales business during 2020, with final deliveries made in October 2020.

Results of Operations

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022.

	Nine Months Ended September 30,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Thousands)
Revenues:
Contract services	$211,625	$194,647	$16,978	73.5%	75.0%	8.7%
Aftermarket services	62,246	52,273	9,973	21.6%	20.1%	19.1%
Equipment rentals	13,084	10,987	2,097	4.5%	4.2%	19.1%
Equipment sales	902	1,522	(620)	0.3%	0.6%	(40.7)%
Total revenues	287,857	259,429	28,428	100.0%	100.0%	11.0%
Cost of revenues:
Cost of contract services	107,747	99,418	8,329	37.4%	38.3%	8.4%
Cost of aftermarket services	49,340	42,051	7,289	17.1%	16.2%	17.3%
Cost of equipment rentals	1,665	1,530	135	0.6%	0.6%	8.8%
Cost of equipment sales	867	683	184	0.3%	0.3%	26.9%
Total cost of revenues	159,619	143,682	15,937	55.5%	55.4%	11.1%
Depreciation and amortization	57,193	58,572	(1,379)	19.9%	22.6%	(2.4)%
Impairments and other charges	—	135	(135)	—%	0.1%	(100.0)%
Selling, general, and administrative expense	33,956	32,483	1,473	11.8%	12.5%	4.5%
Interest expense, net	40,472	37,552	2,920	14.1%	14.5%	7.8%
Other (income) expense, net	1,065	2,530	(1,465)	0.4%	1.0%	(57.9)%
Loss before taxes and discontinued operations	(4,448)	(15,525)	11,077	(1.5)%	(6.0)%	(71.3)%
Provision for income taxes	1,685	2,497	(812)	0.6%	1.0%	(32.5)%
Loss from continuing operations	$(6,133)	$(18,022)	$11,889	(2.1)%	(6.9)%	(66.0)%
Income (loss) from discontinued operations, net of taxes	$—	$173	$(173)	—%	0.1%	(100.0)%
Net loss	$(6,133)	$(17,849)	$11,716	(2.1)%	(6.9)%	(65.6)%

Revenues

    Contract services revenues increased by $17.0 million, or 8.7%, in the current year period compared to the prior year period due to an increase in activity levels. Compression fleet utilization and operating horsepower both increased in 2023 compared to the prior year. In addition, due to the improved market conditions, we implemented price increases, while extending contract terms to protect against inflation resulting in increased revenues. Operating horsepower increased compared to the prior year period due to the deployment of new compressor units in 2023 and the redeployment of idle compressor units throughout 2023.

    Aftermarket services revenues increased $10.0 million, or 19.1%, during the current year period compared to the prior year period due to increased demand for compression parts and services resulting from an increase in activity levels by our customers. With the improvement in market conditions and the strong oil and gas commodity prices, customers have increased production of oil and gas which, in turn, increased the demand for parts and services needed to maintain their compression fleet.

Equipment rentals revenues increased $2.1 million or 19.1% during the current year period compared to the prior year quarter due to an increase in the number of revenue-generating gas coolers, an increase in customer demand, and higher activity levels.

    Equipment sales revenues decreased $0.6 million or 40.7% during the current year period compared to the prior year period due to a decrease in used unit sales.

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

Cost of equipment sales increased during the current year as a result of selling aged units with remaining book values.

Depreciation and amortization

Depreciation and amortization expense consists primarily of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense decreased compared to the prior year due to long-lived asset disposals that reduced the amount of our assets subject to depreciation.

Selling, general, and administrative expense

Selling, general, and administrative expenses increased during the current year period compared to the prior year period due to increased salaries and wages and other sales expenses offset by decreased consulting services expenses.

Interest expense, net

Interest expense, net, increased $2.9 million compared to the prior year period due primarily to the increased expenses associated with the balances associated with our credit agreements.

Other (income) expense, net

Other (income) expense, net, was $1.1 million of expense during the current year period, compared to $2.5 million of expense during the prior year period was driven by increased investment income primarily from our operations in Mexico and Argentina and foreign currency gains offset by losses on the disposals of assets.

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

    Our effective tax rate for the nine-month period ended September 30, 2023, was negative 37.9% primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Income (Loss) from discontinued operations, net of tax

Loss from discontinued operations, net of tax was $0.2 million gain for the prior year related to the warranty reserve not being utilized. The Partnership exited the new unit sales business during 2020, with final deliveries made in October 2020.
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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the three and nine-month periods ended September 30, 2023 and September 30, 2022 is provided within the Results of Operations sections above.

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

The following table reconciles net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Net loss	$(947)	$(4,451)	$(6,133)	$(17,849)
Provision for income taxes	209	940	1,685	2,497
Depreciation and amortization	19,256	19,867	57,193	58,572
Impairments and other charges	—	135	—	135
Interest expense, net	13,410	12,615	40,472	37,552
Equity compensation	457	458	1,334	1,232
Transaction costs	—	—	—	210
Severance	88	233	213	233
Non-cash cost of compressors sold	411	66	867	683
Provision for income taxes, depreciation, amortization and impairments attributable to discontinued operations	—	(81)	—	(173)
Outside services costs related to unit disposals	—	—	155	—
Fire Damaged Unit	893	—	893	—
Other	62	—	430	—
Adjusted EBITDA	$33,839	$29,782	$97,109	$83,092

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
Net cash provided by operating activities	$35,162	$42,395	$59,788	$43,964
Capital expenditures, net of sales proceeds	(12,213)	(17,412)	(34,168)	(35,177)
Free cash flow	$22,949	$24,983	$25,620	$8,787

Net cash provided by operating activities for the nine months ended September 30, 2023 includes $53.8 million of revenues in excess of cash expenses offset by $6.0 million from working capital changes. Net cash provided by operating activities for the nine months ended September 30, 2022 includes $42.4 million of revenue in excess of cash expenses offset by $1.5 million from working capital changes.

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

	September 30,
	2023	2022
Horsepower in fleet
Low-horsepower (0-100)	118,634	138,133
Medium-horsepower (101-1,000)	402,499	407,739
High-horsepower (1,001 and over)	650,495	654,945
Total horsepower in fleet	1,171,628	1,200,817

Horsepower in service
Low-horsepower (0-100)	66,735	80,293
Medium-horsepower (101-1,000)	338,043	340,278
High-horsepower (1,001 and over)	622,140	601,535
Total horsepower in service	1,026,918	1,022,106

Horsepower utilization
Low-horsepower (0-100)	56.3%	58.1%
Medium-horsepower (101-1,000)	84.0%	83.5%
High-horsepower (1,001 and over)	95.6%	91.8%
Total horsepower utilization rate	87.6%	85.1%

The total horsepower utilization rate increased as of September 30, 2023 compared to the prior year period due to an increase in customer activity levels. This was driven by a high commodity price environment for oil and gas and the continued recovery from the impact of the COVID-19 pandemic on the global economy and the energy sector. Market conditions improved in the current year resulting in an increase in total utilization of 2.5% compared to the utilization rate as of September 30, 2022, with meaningful gains in utilization in all horsepower categories. Operating horsepower increased by approximately 4,800 horsepower which includes the redeployment of previously idle horsepower and new high-horsepower compressors placed in service resulting from our growth capital investments.
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

    During 2023, oil and gas commodity prices have decreased but remain at a robust level resulting in an increase in activity levels by our customers and higher demand for our products and services. Although uncertainty remains, the outlook for the energy sector continues to be favorable. Despite these uncertainties, we remain committed to a long-term growth strategy. Our near-term focus is to reduce our leverage, preserve and enhance liquidity, and grow our profitability through strategic operating and financial measures. We periodically evaluate engaging in strategic transactions and may consider divesting assets where our evaluation suggests such transactions are in the best interests of our business. We are subject to business and operational risks that could materially and adversely affect our cash flows and, when coupled with risks associated with current debt and equity market conditions, our ability or desire to issue securities. Please refer to Part I, Item 1A “Risk Factors” included in our 2022 Annual Report.

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

The level of future growth capital expenditures depends on demand for our contract services, the level of cash available to fund these expenditures and our decisions whether to utilize available cash to fund increases in our quarterly common unit distribution, retire debt, or make capital expenditures. Capital expenditures in 2023 are expected to range from $49.0 million to $54.0 million. These capital expenditures include approximately $20.0 million to $23.0 million of maintenance capital expenditures and approximately $26.0 million to $28.0 million of capital expenditures primarily associated with the expansion of our contract services fleet and $3.0 million to $4.0 million of capital expenditures related to investments in technology and facilities. The increase in capital expenditure guidance, when compared to the prior quarter, is offset by the redeployment of cash proceeds from the Egypt asset sale of $5.8 million. We expect cash on hand and cash generated from operations will be sufficient to meet cash needs throughout 2023.

    On October 19, 2023, the board of directors of our general partner declared a cash distribution attributable to the quarter ended September 30, 2023 of $0.01 per outstanding common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution will be paid on November 14, 2023 to each of the holders of common units of record as of the close of business on October 30, 2023.
Cash Flows

A summary of our sources (uses) of cash during the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
	(In Thousands)
	2023	2022
Operating activities	$59,788	$43,964
Investing activities	(34,168)	(35,177)
Financing activities	(18,593)	288

Operating Activities

Net cash provided by operating activities increased by $15.8 million compared to the prior year period. Our cash provided by operating activities is primarily generated from the provision of contract compression and treating services. The increase in cash provided by operating activities was primarily due to changes in working capital, particularly related to collections of accounts receivable, and timing of payments of accounts payable.

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

Investing Activities

Capital expenditures during the nine months ended September 30, 2023 remained consistent compared to the same period in 2022. Maintenance capital expenditures increased during the nine months ended September 30, 2023 compared to the prior year period. Total capital expenditures during 2023 were $39.9 million, offset by $0.9 million from compression units sold. Total capital expenditures for the current period include $16.4 million of maintenance capital expenditures.

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

Financing Activities

Distributions. During the nine months ended September 30, 2023, we distributed $4.3 million of cash distributions to our common unitholders and general partner.

Long-Term Debt

Credit Agreement. Our Credit Agreement provides for maximum credit commitments of $35.0 million and includes a $3.5 million reserve which results in reduced borrowing availability. As of September 30, 2023, we had no outstanding balance under the Credit Agreement and $1.4 million in letters of credit against our Credit Agreement resulting in $30.1 million available to borrow. As of October 30, 2023, we had $12.0 million outstanding under our Credit Agreement and $1.3 million in letters of credit, resulting in $18.2 million of availability.

Spartan Credit Agreement. The Spartan Credit Agreement provides for maximum credit commitments of $70.0 million. As of September 30, 2023, we had $47.2 million outstanding, no letters of credit and $22.6 million of availability. As of October 30, 2023, we had $46.6 million outstanding, no letters of credit, and $23.2 million of availability.

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

Off Balance Sheet Arrangements

As of September 30, 2023, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.
Item 4. Controls and Procedures.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the quarter ended September 30, 2023. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this Quarterly Report.
There were no other changes in the internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 31, 2023	—	$—	N/A	N/A
August 1 – August 31, 2023	—	—	N/A	N/A
September 1 – September 30, 2023	—	—	N/A	N/A
Total	—		N/A	N/A
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
*    Filed with this report.
**    Furnished with this report.
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2023 and 2022; (iii) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (iv) Consolidated Statement of Partners’ Capital for the nine-month periods ended September 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2023 and 2022; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP LLC,
its General Partner

Date:	November 2, 2023	By:	/s/John E. Jackson
John E. Jackson
Chief Executive Officer
Principal Executive Officer

Date:	November 2, 2023	By:	/s/Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer
Principal Financial Officer

Date:	November 2, 2023	By:	/s/Riplee L. Parkening
Riplee L. Parkening
Controller
Principal Accounting Officer