Form 10-K
period 2023-12-31
CSI Compressco LP
filed 2024-03-01
CIK 1449488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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

The aggregate market value of common stock held by non-affiliates of the Registrant was $94,545,412 as of June 30, 2023. As of February 28, 2024, there were 142,496,840 Common Units outstanding.

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
•risks related to our potential merger with Kodiak, announced in December 2023;
•fluctuations in the price for shares of Kodiak Common Stock;
•the legal, financial, accounting, filing, printing and other costs related to the merger with Kodiak;
•the risk of any litigation related to the merger with Kodiak;
•the credit and risk profile of Spartan;
•information technology risks including the risk from cyberattacks and cybersecurity breaches;
•acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the war between Russia and Ukraine, the conflict between Israel and Hamas and continued hostilities in the Middle East;
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

(ii)

Our business is subject to the following principal risks and uncertainties:

•Fluctuations in the market price for shares of Kodiak Common Stock makes it difficult for holders of our common units to be sure of the value of Kodiak Common Stock that they will receive in the Mergers with Kodiak.
•The Mergers with Kodiak are subject to various closing conditions, and delays in completing the Mergers could reduce or eliminate the benefits expected from the Mergers.
•The Merger Agreement and the support agreements entered into in connection therewith impose material restrictions on our ability to pursue strategic alternatives to the Mergers.
•Failure to complete the Mergers could negatively impact the price of our common units and our future business and financial results.
•Reduced demand for or production levels of oil and gas adversely affect the demand for and prices we charge for our services, which could cause our revenue and cash available for distribution to our unitholders to decrease.
•Our results of operations, cash flows and financial condition were adversely impacted by the COVID-19 pandemic, and could in the future be impacted by a similar pandemic or public health event.
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

•Armed conflict, war, and acts of terrorism could disrupt global supply lines and transportation of oil and gas and result in reduced production of oil and gas in the United States, which could adversely affect our business and operations.
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

Certain Defined Terms

Unless the context requires otherwise, when we refer to “we,” “us,” “our,” “Registrant” and “the Partnership,” we are describing CSI Compressco LP and its wholly owned subsidiaries on a consolidated basis. References to “CSI Compressco GP” or “our general partner” refer to our general partner, CSI Compressco GP LLC (f/k/a CSI Compressco GP Inc.). References to “TETRA” refer to TETRA Technologies, Inc., the former owner of our general partner, and TETRA’s controlled subsidiaries. References to “Spartan” refer to Spartan Energy Partners LP. References to the “Initial Public Offering” refer to the Partnership’s initial public offering of common units representing limited partner interests in the Partnership (“common units”) completed on June 20, 2011 pursuant to a Registration Statement on Form S-1, as amended (File No. 333-155260), initially filed on November 10, 2008 by the Partnership with the SEC pursuant to the Securities Act of 1933, as amended (the “Securities Act”), including a prospectus regarding the Initial Public Offering filed with the SEC on June 16, 2011 pursuant to Rule 424(b).
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

Our Corporate Governance Guidelines, Code of Conduct, Financial Code of Ethics, Policy on Trading in Partnership Securities and Audit Committee Charter, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are all available, free of charge, on our website at www.csicompressco.com as soon as practicable after we file the reports with the SEC. Information contained on or connected to our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings with the SEC. The documents referenced above are available in print at no cost to any unitholder who requests them from our Corporate Secretary.

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

Our operations are organized into a single business segment. See Note 13 - “Segments” in the Notes to Consolidated Financial Statements in this Annual Report for further information. For financial information regarding our revenues and total assets, see Note 14 - “Geographic Information” contained in the Notes to Consolidated Financial Statements in this Annual Report.

Proposed Merger with Kodiak

On December 19, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Partnership, Kodiak Gas Services, Inc., a Delaware corporation (“Kodiak”), Kodiak Gas Services, LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of Kodiak (“Kodiak Services”), Kick Stock Merger Sub, LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of Kodiak, Kick GP Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Kodiak Services, and Kick LP Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Kodiak Services, pursuant to which Kodiak will acquire the Partnership through a series of mergers (the “Mergers”). Under the terms of the Merger Agreement, (i) our common unitholders (excluding certain holders described in clause (ii)) will receive 0.086 (the “Exchange Ratio”) shares of common stock, par value $0.01 per share, of Kodiak (“Kodiak Common Stock”) in exchange for each common unit, (ii) our common unitholders that meet certain specified conditions may elect to receive as consideration for each common unit, in lieu of a number of shares of Kodiak Common Stock equal to the Exchange Ratio, a number of units (“OpCo Units”) in Kodiak Services, equal to the Exchange Ratio and an equal number of shares of Series A Preferred Stock of Kodiak (“Series A Preferred Stock”), and (iii) the owner of our general partner will receive, in consideration for the notional units representing the general partner interest in the Partnership, a number of OpCo Units and shares of Series A Preferred Stock equal to the Exchange Ratio for each such notional unit. Each OpCo Unit will be redeemable for one share of Kodiak Common Stock (together with the cancellation of one share of Series A Preferred Stock) pursuant to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of Kodiak Services. On February 21, 2024, upon the delivery of written consents approving the Mergers by each of the Supporting Unitholders (as defined below), we received the requisite unitholder approval to consummate the Mergers. See “Item 1A. Risk Factors,” for additional discussion of risks related to the Mergers.

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

Contract Services

    We use our fleet of compressor packages to provide a variety of compression services to our customers to meet their specific requirements. Our fleet includes approximately 4,300 compressor packages that provide approximately 1.2 million in aggregate horsepower, employing a wide spectrum of low-, medium-, and high-horsepower engines. The horsepower of our natural gas compressor package fleet as of December 31, 2023 is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Aggregate Horsepower

Low-horsepower (0-100)	2,466	116,701	10%
Medium-horsepower (101-1,000)	1,398	400,271	34%
High-horsepower (1,001 and over)	460	658,945	56%
Total	4,324	1,175,917	100%

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

    High-Horsepower (Over 1,000 Horsepower) Compression Services. Our high-horsepower compressor packages are primarily utilized in midstream applications including natural gas gathering, gas lift, and centralized compression facilities. They boost the pressure of natural gas flowing from individual wells or a group of wells into a gathering pipeline that leads to various types of processing facilities. A significant number of these compressor packages in midstream applications also serve the dual purpose of gas lift operations by injecting a percentage of the compressed natural gas into producing oil wells. Our high-horsepower compressor packages are also used for traditional midstream applications in gas gathering and processing facilities. These compressor packages feature primarily two- and three-stage compressors powered by natural gas engines.

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
Market Overview and Competition

     Oil and natural gas commodity prices gained strength through the first half of 2022 before remaining relatively stable with a slight decline during the remainder of 2022 and during 2023. While there has been a decline in commodity prices, they remain at strong levels. Accordingly, we did not have a negative impact in the demand for our contract services, aftermarket services and equipment rentals during 2023. Revenue from contract services increased each quarter in 2023. We secured orders from key customers for high-horsepower and electric compressors that started generating revenues in the fourth quarter of 2023 and continue to be deployed throughout 2024. The strengthening market environment has increased competition for field and corporate employees. Supply chain issues, increased commodity prices, and inflationary pressures have increased costs and impacted availability of our parts and supplies. External factors including Russia’s invasion of Ukraine, recent events in the Middle East, inflationary pressures, and related policy, such as Federal Reserve interest rate increases, could adversely affect our results of operations, impair our ability to raise capital, or otherwise adversely impact our ability to realize certain business strategies. We continue to monitor these risks and take the necessary actions to mitigate them. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet, but we can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet.

Customers

    We provide services to a broad base of natural gas and oil exploration and production, midstream, pipeline transmission, and storage companies operating throughout many of the onshore producing regions of the United States. We also have operations in Canada, Mexico, Argentina and Chile. While most of our services in the U.S. are performed throughout Texas (with a concentration in the Permian Basin), the Haynesville shale, the San Juan Basin, the Rocky Mountain region, and the Mid-Continent region, we also have a presence in the Marcellus / Utica and other producing regions. We continue to evaluate opportunities to further expand our operations into other regions in the U.S. and elsewhere in the world.

 Following the expiration of the primary term, the parties may elect to renew or extend the term, or our service contracts typically will continue month to month until terminated upon thirty days’ notice. Our low-horsepower compression fleet is generally deployed on short-term contracts while our medium-horsepower is generally deployed on 12 month terms or greater and high-horsepower fleet is generally deployed with an initial term of 24 months or greater. Although we enter into short-term contracts on our lower horsepower units, the average duration a typical unit stays deployed with the same customer is greater than 30 months. Our significant customers for the year ended December 31, 2023 include various major integrated oil companies, public and private independent exploration and production companies and midstream companies, one of which individually accounted for more than 10% of our consolidated revenues for the year ended December 31, 2023. The loss of any of our major customers could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

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

Human Capital Management

We collaborate as a team to execute for each other, our customers, and our unitholders. On December 31, 2023, we employed approximately 719 people worldwide. Our employees in the U.S. and Canada are not subject to collective bargaining agreements. Our employees in Argentina and Mexico are subject to collective bargaining agreements. We believe that the various employers of these employees have good relations with these employees and we have not experienced work stoppages in the past.

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

To ensure our work remains safe and of the highest quality, we have a comprehensive Health, Safety, Environment, and Quality (HSEQ) Management System and program designed to improve the capacity of the organization by controlling worksite risks, developing proper work practices and procedures, and empowering employees with stop-work authority if they observe unsafe conditions, omissions, errors, or actions that could result in safety or environmental incidents, or product and service quality issues. If an incident takes place, we investigate all serious occurrences to root causes and implement corrective actions to ensure we expand our capacity to operate safely.

Driving is one of the highest exposure activities that we undertake in our day-to-day operations. We maintain a fleet of Department of Transportation (DOT) and non-DOT vehicles and provide positive, real-time behavior feedback to our drivers via real-time monitors. Coupled with vehicle selection guidelines and driver training, we have a comprehensive approach to reducing our driving exposure and incidents.

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

    The CAA and implementing regulations, and comparable state laws and regulations, regulate emissions of air pollutants from various industrial sources and impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines, including our compressor packages. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our compressor packages and require us to meet stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008. In addition, regulations under the National Emission

Standards for Hazardous Air Pollutants (“NESHAP”) provisions of the CAA require control of hazardous air pollutants from new and existing stationary reciprocal internal combustion engines. Our equipment is also subject to prescribed maintenance practices and catalyst installation may also be required. Furthermore, in June 2016, the Environmental Protection Agency (“EPA”) finalized rules that establish new air emission controls under the EPA’s New Source Performance Standards (“NSPS”) and NESHAP for natural gas and natural gas liquids production, processing and transportation activities. These rules establish specific requirements associated with volatile organic compounds and methane emissions from compressor packages and controllers at natural gas gathering and boosting stations. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emissions controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. It is likely, however, that the final rule and its requirements will be subject to legal challenges. Moreover, compliance with the new rules may affect the amount owed under the Inflation Reduction Act (“IRA 2022”), signed into law in August 2022, which imposes the first ever federal methane fee on excess methane emissions from sources required to report their GHG emissions to the EPA. The methane emissions charge imposes a fee on excess methane emissions from certain oil facilities starting at $900 per metric ton of leaked methane in 2024 and rising to $1,200 in 2025 and $1,500 in 2026 and thereafter. The requirements of the EPA’s final methane rules and the IRA 2022’s methane emissions fee could accelerate the transition away from fossil fuels, which could in turn reduce the demand for our services.

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

Related Party Agreements

In connection with the Contribution Agreement, the Partnership entered into a Management Services Agreement, dated November 10, 2021, by and among the Partnership, our general partner, Spartan, Spartan Energy Partners GP LLC, the general partner of Spartan (“Spartan GP”), and Spartan Operating Company LLC (the “Management Services Agreement”). Under the terms of the Management Services Agreement, our general partner, Spartan Operating Company LLC (“Spartan Operating”) and Spartan GP will provide certain services reasonably necessary for the operation of the businesses of the Partnership and its subsidiaries, Spartan, Spartan GP and Spartan Treating, including certain corporate and general and administrative services. Pursuant to the Management Services Agreement, our general partner and Spartan GP will allocate any costs and expenses incurred on a reasonable basis, and the parties will reimburse such other parties for costs and expenses allocated to them.

    For a more comprehensive discussion on agreements we have entered into with related parties, please see “Item 13 - Certain Relationships and Related Transactions, and Director Independence.”

Item 1A. Risk Factors.

Certain Risks Related to Potential Mergers with Kodiak

Because the market price for shares of Kodiak Common Stock will fluctuate prior to the consummation of the Mergers, holders of our common units cannot be sure of the market value of shares of Kodiak Common Stock (or OpCo Units and shares of Series A Preferred Stock) that they will receive in the Mergers.

At the time the Mergers are completed, holders of our common units will receive 0.086 shares of Kodiak Common Stock, with cash paid in lieu of the issuance of fractional shares, if any (or, in the case of the Electing Unitholders, 0.086 OpCo Units, with cash paid in lieu of the issuance of fractional units, if any, and an equal number of shares of Series A Preferred Stock, which together will be redeemable, subject to certain limitations, for shares of Kodiak Common Stock) for each Partnership Common Unit they own as of immediately prior to the Mergers. At the time that Partnership Common Unitholders return their written consents regarding the approval of the Merger Agreement, holders of our common units will not know the actual market value of the shares of Kodiak Common Stock (or OpCo Units and shares of Series A Preferred Stock) that they will receive when the Mergers are completed. The actual market value of the shares of Kodiak Common Stock (or OpCo Units and shares of Series A Preferred Stock), when received by holders of our common units, will depend on the market value of the shares of Kodiak Common Stock on that date. This market value may be less than the value of the shares of Kodiak Common Stock on the date of the Merger Agreement and on the date that holders of our common units return their written consents regarding the approval of the Merger Agreement. These fluctuations in the market value of shares of Kodiak Common Stock may be caused by a variety of factors, including general market and economic conditions, changes in Kodiak’s businesses, operations and prospects and regulatory considerations. Such factors are difficult to predict and, in many cases, may be beyond the Partnership’s and Kodiak’s control. Neither the Partnership nor Kodiak is permitted to terminate the Merger Agreement as a result, in and of itself, of any increase or decrease in the market price of our common units or Kodiak Common Stock.

The Mergers are subject to various closing conditions, and any delay in completing the Mergers may reduce or eliminate the benefits expected and delay the payment of the consideration for the Mergers to holders of our common units.

The Mergers are subject to the satisfaction of a number of other conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the Mergers. These conditions include, among other things, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Kodiak and the Partnership cannot predict with certainty whether and when any of these conditions will be satisfied. Any delay in completing the Mergers could cause the combined company not to realize, or delay the realization, of some or all of the benefits that the companies expect to achieve from the Mergers. In such context, the date on which our unitholders will receive the merger consideration is also uncertain.

Partnership Common Unitholders will have a reduced ownership and voting interest after the Mergers.

When the Mergers occur, each of our unitholders will become a stockholder of Kodiak (and those who receive OpCo Units (and corresponding shares of Series A Preferred Stock) will become unitholders of Kodiak Services and ultimately may become common stockholders of Kodiak upon the redemption of their OpCo Units (and cancellation of corresponding shares of Series A Preferred Stock)) with a percentage ownership of the combined company that is much smaller than such unitholder’s percentage ownership of the Partnership. Based on the number of shares of Kodiak Common Stock and Partnership Common Units outstanding as set forth in their respective Quarterly Reports for the quarter ended September 30, 2023, our unitholders will own approximately 14% of the outstanding shares of Kodiak Common Stock and OpCo Units after the Mergers, on a fully diluted basis.

The merger agreement and the support agreements entered into with certain members of management and large unitholders limit the Partnership’s ability to pursue alternatives to the Mergers.

The merger agreement contains provisions that make it more difficult for the Partnership to sell its business to a party other than Kodiak. These provisions include the general prohibition on the Partnership soliciting any proposal or offer for a competing transaction from a third party, and the requirement that the Partnership pay Kodiak a breakup fee of $15 million if the merger agreement is terminated in specified circumstances. In addition, our NEOs (as defined below) and certain large unitholders (collectively, the “Supporting Unitholders”) entered into support agreements which obligated them to deliver their written consent to each of the matters for which we are soliciting consents of our unitholders after the registration statement became effective under the Securities Act. After the registration statement was declared effective by the SEC on February 20, 2024, each of the Supporting Unitholders delivered their written consent on February 21, 2024 approving the matters for which we are soliciting consent of our unitholders. The delivery of the written consents by the Supporting Unitholders is sufficient to approve the merger agreement. The foregoing may discourage a third party that might have an interest in acquiring all or a significant part of the Partnership from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher per unit value than the current proposed merger consideration.

The pendency of the Mergers could materially adversely affect the future business and operations of the Partnership or result in a loss of the Partnership’s employees.

In connection with the pending Mergers, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Mergers, which could negatively impact our revenues, earnings and cash flows, as well as the market price of our common units, regardless of whether the Mergers are completed. Similarly, current and prospective employees may experience uncertainty about their future roles with Kodiak and the Partnership following completion of the Mergers, which may materially adversely affect our ability to attract and retain key employees.

We will incur substantial transaction-related costs in connection with the Mergers, including fees paid to legal, financial and accounting advisors, filing fees and printing costs.

We have incurred and expect to incur a number of non-recurring costs associated with the Mergers. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. Some of these costs are payable by either Kodiak or the Partnership regardless of whether or not the Mergers are completed.

We may be subject to class action lawsuits relating to the Mergers, which could materially adversely affect our business, financial condition and operating results.

The Partnership or our general partner, or our general partners directors and officers, may be subject to class action lawsuits relating to the Mergers and other additional lawsuits that may be filed. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, then that injunction may delay or prevent the Mergers from being completed, which may adversely affect our business, financial position and results of operation. Currently, we are unaware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Mergers.

One of the conditions to consummating the Mergers is that no injunction, order or decree prohibiting or otherwise preventing or making unlawful the consummation of the Mergers will have been issued by any court or governmental entity of competent jurisdiction in the United States. Consequently, if any lawsuit is filed challenging the Mergers and is successful in obtaining an injunction preventing the parties to the merger agreement from consummating the Mergers, such injunction may prevent the Mergers from being completed in the expected timeframe, or at all.

Failure to complete the Mergers could negatively affect the per unit price of our common units and our future business and financial results.

If the Mergers are not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

•under the merger agreement, we may be required, under certain circumstances, to pay Kodiak a breakup fee of $15 million;
•we will be required to pay certain costs relating to the Mergers, whether or not the Mergers are completed, such as legal, accounting, financial advisor and printing fees;
•under the merger agreement, we are subject to certain restrictions on the conduct of its business prior to completing the Mergers without Kodiak’s consent, which may adversely affect our ability to execute certain of our business strategies; and
•matters relating to the Mergers may require substantial commitments of time and resources by our general partner’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Partnership as an independent company.

In addition, if the Mergers are not completed, we may experience negative reactions from the financial markets, including negative impacts on the market price of our common units, and from our customers, employees, vendors, business partners and other third parties. We also could be subject to litigation related to any failure to complete the Mergers or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the merger agreement.

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

    Oil prices averaged 18% lower in 2023 compared to 2022. This was due to global markets adjusting to new trade dynamics, with crude oil from Russia finding destinations outside the European Union (the “EU”) after the EU import ban on Russia’s crude oil and products, and global crude oil demand falling short of expectations. These dynamics offset the impacts from OPEC crude oil production cuts in the second half of the year. West Texas Intermediate oil prices reached a high of $93.67 per barrel in September 2023 and a low of $66.61 per barrel in March 2023. The West Texas Intermediate price averaged $77.58 per barrel during 2023. Over this same period, U.S. natural gas prices averaged 61% lower in 2023 compared to 2022. Record-high natural gas production, flat consumption and rising natural gas inventories contributed to these lower prices. Warmer-than-average temperatures in January and February 2023 led to the lowest U.S. natural gas consumption for these months in seven years. The Henry Hub price ranged from a high of $3.78 per million British thermal units ("MMBtu") in January 2023 to a low of $1.74 per MMBtu in June 2023. The Henry Hub price averaged $2.53 per MMBtu during 2023. As of February 26, 2024, the price of West Texas Intermediate oil was $78.53 per barrel and the Henry Hub price for natural gas was $1.65 per MMBtu. If oil and natural gas prices decline significantly, there could be a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

During the first half of 2021, the COVID-19 pandemic and the resulting economic impact had a significant negative impact on the oil and gas industry. The deterioration in demand for oil caused by the pandemic, coupled with oil oversupply had an adverse impact on the demand for our services. Although global demand for oil and natural gas began to rebound in 2021 and has remained relatively steady throughout 2022 and 2023, any future pandemic, and the resulting actions that may be taken by governments, various regulatory agencies, our customers and our suppliers could have certain negative impacts on our financial condition, results of operations, and liquidity. In addition, the impact of COVID-19 in China continues to impact the global demand for oil and gas.

Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases in the cost of our goods, services and labor, which in turn may cause our capital expenditures and operating costs to rise.

Inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and labor, which in turn has caused and may cause our capital expenditures and operating costs to rise. Due to high levels of high inflation in the U.S., the U.S. Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and although the U.S. Federal Reserve has indicated that such increases have ceased going into 2024, uncertainty remains as to when or if such elevated rates may be decreased. To the extent that rates remain high, this could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could negatively impact the financial and operating results of our business. To the extent elevated inflation remains, we may experience additional cost increases for our operations, including services, labor costs and equipment if our operating activity increases.

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

Holders of our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) and 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes,” collectively with First Lien Notes, “Notes”) have the right to require us to repurchase their notes at a price equal to 101% of the principal amount, in each case, upon the occurrence of any specified change of control event.

Any change of control also would constitute a default under our Credit Agreement (as defined below) and the Spartan Credit Agreement (as defined below). Therefore, upon the occurrence of a change of control, the lenders under each of our Credit Agreement and Spartan Credit Agreement would have the right to accelerate the payment obligations with respect to our Credit Agreement and the Spartan Credit Agreement, respectively, and if so accelerated, we would be required to pay all of our outstanding obligations under our Credit Agreement and the Spartan Credit Agreement. In the event that our Credit Agreement and the Spartan Credit Agreement are not paid off or otherwise terminated contemporaneously therewith, the consummation of the transactions under the Merger Agreement would result in a change of control under each of the Credit Agreement and the Spartan Credit Agreement, which would constitute a default under such agreement. We may not be able to repay or repurchase our First Lien Notes and Second Lien Notes at that time because we may not have available funds to repay the debt or pay the repurchase price as applicable. Any requirement to repay or to offer to purchase any outstanding First Lien Notes and Second Lien Notes may result in us having to refinance our outstanding indebtedness, which we may not be able to do. In addition, even if we were able to refinance our outstanding indebtedness, such financing may be on terms unfavorable to us. A change of control under the indentures governing our First Lien Notes and Second Lien Notes could have a material adverse effect on our business, results of operations, and financial condition.

Our current capital structure, along with current debt and equity market conditions, may continue to limit our ability to obtain financing to pursue business growth opportunities.

Conditions in the markets for debt and equity securities in the energy sector have increased the difficulty of obtaining debt and equity financing to grow our business. We expect that the stock market volatility, which started in March 2020 and continued throughout 2021, 2022 and into 2023, may make it more difficult to obtain debt and equity financing in the near future. As of December 29, 2023, the market price for our common units was $1.63 per common unit, down from the 2023 high of $1.97 per common unit. The closing price of our common units was $1.97 as of February 28, 2024. The issuance of new common units or debt convertible into common units in the future, could be significantly dilutive to current common unitholders. In addition, as of December 31, 2023, we had approximately $629.5 million aggregate principal amount of debt outstanding, including borrowings under our credit agreements, the First Lien Notes and the Second Lien Notes. Obtaining equity or debt financing in the current market environment is particularly difficult for us, given our current levels of long-term debt.

    During the year ended December 31, 2023, our aggregate capital expenditures totaled $57.9 million, which were primarily growth capital expenditures to increase our compression services equipment fleet. The majority of these capital expenditures were funded from our operating cash. As of December 31, 2023, our total cash balance was $7.0 million. We expect capital expenditures in 2024 to range from $52.0 million to $69.0 million. These capital expenditures include approximately $20.0 million to $27.5 million of maintenance capital expenditures, approximately $30.0 million to $37.5 million of capital expenditures primarily associated with the expansion of our contract services fleet, and $2.0 million to $4.0 million of capital expenditures related to investments in technology and facilities. We will continue to monitor such estimates going forward. We expect that the combination of $7.0 million of cash on hand at the beginning of 2024 and operating cash flows expected to be generated during the year will be sufficient to fund these capital expenditures without having to incur additional long-term debt and without having to access the equity markets. While we do not expect to have to incur additional long-term debt, we may elect to enter into capital lease transactions and/or raise additional equity. However, our ability to grow our business through capital expenditures or acquisitions beyond these sources of financing may be significantly limited or curtailed. Without the ability to increase our compression equipment fleet or otherwise grow our operations, our ability to continue to retain customers whose compression services needs are expanding and to increase distributions to our common unitholders in the future may be limited.

Our long-term debt levels result in a significant amount of our operating cash flows being used to fund debt service requirements.

    The aggregate carrying value of our First Lien Notes and Second Lien Notes as of December 31, 2023 are $400.1 million and $172.6 million, respectively. In addition, we have an aggregate collective carrying value of $46.5 million outstanding on our Spartan Credit Agreement and our CSI Credit Agreement as of December 31, 2023. The interest expense related to our long-term indebtedness reduces our cash available to fund capital expenditures or for distribution. Our ability to service our indebtedness in the future will depend upon, among other things, our future financial and operating performance, which will be impacted by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we may be forced to consider taking actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, delaying any desired increase of distributions, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to take any of these courses of action.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses, including cost reimbursements to our general partner, to enable us to increase cash distributions to our common unitholders.

    Beginning with the first quarter of 2019, our common unit distributions decreased from $0.75 per unit per year (or $0.1875 per quarter) to $0.04 per unit per year (or $0.01 per quarter). Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution is reduced by our operating expenses and the amount of cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements, and future cash distributions to our common unitholders. In order to make cash distributions at this current distribution rate of $0.01 per common unit per quarter, or $0.04 per common unit per year, we will require available cash of approximately $1.4 million per quarter, or $5.7 million per year, based on the number of common units outstanding as of February 28, 2024. We may not have sufficient available cash each quarter to enable us to increase cash distributions or make any distribution at all. To the extent we issue additional partnership units in connection with our growth, the payment of distributions on those additional partnership units may further increase the risk that we will be unable to increase our per-unit distribution. There are no limitations in our partnership agreement or Credit Agreement on our ability to issue additional common units. The amount of cash we can distribute to our common unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things, the market conditions described in these “Risk Factors.”

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

    Our Credit Agreement includes a maximum credit commitment of $35.0 million, which is available for loans, letters of credit (with a sublimit of $25.0 million), and swingline loans (with a sublimit of $3.0 million), subject to a borrowing base determined by reference to the value of certain of our accounts receivable and inventory. We are required to maintain a $3.5 million reserve with respect to the borrowing base, which results in reduced liquidity. The maximum credit commitment may be increased by $25.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict our ability to take certain actions including, among other things and subject to certain significant exceptions, incurring debt, granting liens, making investments, entering into or amending existing transactions with affiliates, paying dividends, and selling assets.

The Spartan Credit Agreement includes a maximum credit commitment of $70.0 million, which is available for loans, letters of credit (with a sublimit of $5.0 million), and swingline loans (with a sublimit of $7.0 million), subject to a borrowing base determined by reference to the value of certain of our accounts receivable and inventory. The maximum credit commitment may be increased by $30.0 million, subject to the terms and conditions of the Spartan Credit Agreement. The Spartan Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict our ability to take certain actions including, among other things and subject to certain significant exceptions, incurring debt, granting liens, making investments, entering into or amending existing transactions with affiliates, paying dividends, and selling assets.

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

Our five most significant customers collectively accounted for approximately 31% of our 2023 revenues. Our services and products are provided to these customers pursuant to short-term contract compression services agreements, many of which are cancellable with 30 days’ notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

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

Beginning in 2020 and continuing into 2021, decreased commodity prices had a negative impact on oil and gas drilling and capital expenditure activity, which affected the demand for a portion of our products and services. In the latter half of 2021 and through 2022 and 2023, the prices of and demand for oil and natural gas began to recover to prior levels. If prices or demand levels begin to decline again, demand for our products and services may significantly decrease, which could impact the expected utilization rates of our compressor package fleet.

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

    We have operations in Mexico, Canada, Argentina and Chile as well as a number of other non-U.S. markets. A portion of our expected future growth could include expansion in these and other non-U.S. markets. Non-U.S. operations carry special risks. Our operations in the countries in which we currently operate and those countries in which we may operate in the future, could be adversely affected by:

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

Our operations in Argentina and Chile expose us to the changing economic, legal, and political environment in those countries, including changing regulations governing the repatriation of cash generated from our operations in Argentina.

    The current economic, legal, and political environment in Argentina and the recent devaluations of the Argentine peso have created increased instability for foreign investment in Argentina. The Argentine government is currently attempting to address the current high rate of inflation and the continuing currency devaluation pressure. Fiscal and monetary expansion in Argentina has led to devaluations of the Argentine peso. Additional devaluation may be necessary to help boost the current Argentina economy, and they may be accompanied by fiscal and monetary tightening, including additional restrictions on the transfer of U.S. dollars out of Argentina. On June 30, 2018, we determined the economy in Argentina to be highly inflationary. As a result of this determination and in accordance with U.S. generally accepted accounting principles ("GAAP"), on July 1, 2018, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. The remeasurement did not have a material impact on our consolidated financial position or results of operations.
    As a result of our operations in Argentina, consolidated revenues and operating cash flow generated in Argentina have experienced growth over the past five years. The process of repatriating this cash to the U.S. is subject to increasingly complex regulations. There can be no assurances that our growing Argentine operations will not expose us to the loss of liquidity, foreign exchange losses, and other potential financial impacts.

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

    The personnel conducting our operations in Mexico are currently subject to collective labor agreements. These collective labor agreements consist of “evergreen” contracts that have no expiration date and whose terms remain in full force and effect from year-to-year, unless the parties agree to negotiate new terms. The employees subject to these “evergreen” agreements may, however, request a renegotiation of their employee compensation terms on an annual basis or a renegotiation of the entire agreement on a biannual basis, although we are not required to honor any such request. The personnel conducting operations in Argentina are also subject to collective labor agreements. We have not experienced work stoppages in Mexico or Argentina in the past but cannot guarantee that we will not experience work stoppages in the future. A prolonged work stoppage could adversely impact our revenues, cash flows, and net income. Mexico’s Federal Labor Law was reformed effective August 1, 2021, in relation to labor subcontracting which resulted in an increase in statutory profit sharing.

A terrorist attack, armed conflict or political or civil unrest could harm our business.

Terrorist activities, anti‑terrorist efforts, war and other armed conflicts and political or civil unrest could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, refineries or transportation facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our services. War and other armed conflicts, including conflict related to Russia’s invasion of Ukraine, the conflict between Israel and Hamas, and regional conflict in the Middle-East and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies. In addition, sanctions imposed on foreign countries by the U.S. or other foreign governments could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.

    Because we have operations in Mexico, Canada, Argentina and Chile, and in certain other non-U.S. jurisdictions, a portion of our business is conducted in foreign currencies. As a result, we are exposed to currency exchange rate fluctuations that could have an adverse effect on our results of operations. If a foreign currency weakened significantly, we would be required to convert more of that foreign currency to U.S. dollars to satisfy our obligations, which would cause us to have less cash available for distribution. A significant strengthening of the U.S. dollar could result in an increase in our financing expenses and could materially affect our financial results under U.S. GAAP. Because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. Most of our billings under the contracts with PEMEX and other clients in Mexico are in U.S. dollars; however, a large portion of our expenses and costs under those contracts are incurred in Mexican pesos. In addition, future contract awards with PEMEX may require us to bill a larger portion of our revenues in Mexican pesos, which would expose us to additional foreign currency exchange rate risks.

    As a result of the above, we are exposed to fluctuations in the values of the Mexican peso, Argentine peso and Chilean peso against the U.S. dollar. A material increase in the values of these foreign currencies relative to the U.S. dollar would adversely affect our cash flows and net income. On June 30, 2018, we determined the economy in Argentina to be highly inflationary. As a result of this determination and in accordance with U.S. GAAP, on July 1, 2018, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. In addition, for our operations in Canada, where the Canadian dollar is the functional currency under U.S. GAAP, all U.S. dollar-denominated monetary assets and liabilities, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, long-term debt and capital lease obligations, are revalued and reported based on the prevailing exchange rate at the end of the reporting period. This revaluation may cause us to report significant foreign currency exchange gains and losses in certain periods.

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

    The EPA has adopted regulations to restrict emissions of GHGs under existing provisions of the CAA. Such EPA rules regulate GHG emissions under the CAA and require a reduction in emissions of GHGs from motor vehicles and from certain large stationary sources. For example, the EPA published final rules in June 2016 that require the reduction of volatile organic compounds and methane emissions from certain hydraulically fractured natural gas wells and further require that most wells use so-called “green” completions at certain hydraulically fractured natural gas wells. These regulations also established new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Certain of our compressor packages are subject to these requirements and additional control equipment and maintenance operations are required. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emissions controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. It is likely, however, that the final rule and its requirements will be subject to legal challenges. In addition, the EPA requires the annual reporting of GHG emissions from specified large GHG emission sources in the U.S., including petroleum refineries, as well as from certain oil and gas production facilities. The requirements of the EPA’s final methane rules and other rules and regulations regarding GHG emissions could accelerate the transition away from fossil fuels, which could in turn reduce the demand for our services.

    In addition, in December 2015, over 190 countries, including the U.S., reached an agreement to reduce global GHG emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 170 nations, including the U.S., ratified or otherwise indicated their intent to be bound by the Paris Agreement. Although the U.S. withdrew from the Paris Agreement in November 2020, President Biden recommitted the United States in February 2021, and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered in Glasgow in November 2021 at the 26th Conference to the Parties (“COP26”) during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies, amongst other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. In December 2023, the United Arab Emirates hosted the 28th Conference to the Parties (“COP28”) where parties signed onto an agreement to transition “away from fossil fuels in energy systems in a just, orderly, and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. The full impact of these actions is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects on us and our customers’ operations.

There are also increasing financial risks for fossil fuel producers as stockholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, in late October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. Although we cannot predict the effect of these various actions, such limitation of investments in and financing for fossil fuel energy companies could adversely impact our customers and, therefore, our operations. Additionally, the SEC published a proposed rule that would require climate disclosures from registrants, include data on Scope 1 and Scope 2 GHG emissions and, in some cases, Scope 3. Although the final form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements. Relatedly, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and GHG emission reduction claims. Other states are consisting similar laws. We cannot predict how financial institutions and investors might consider information disclosed under any such rules as these, and it is possible that as a result we could face increases with respect to the costs of, or restrictions imposed on, our access to capital. Additionally, any new laws or regulations imposing more stringent requirements on our business related to disclosure of climate-related risks may result in reputation harms.

    President Biden has also issued executive orders that commit to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risk across government agencies and economic sectors. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our facilities and operations could require us to incur costs. Further, Congress has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources and has passed laws such as the IRA 2022 that advance numerous climate-related activities. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our products and services. Litigation risks are also increasing as a number of parties have sought to bring suit against certain oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time, but defrauded their investors or customers by failing to adequately disclose those impacts.

Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, which could adversely impact our operations. Such physical risks may result in damage to our customers’ facilities and otherwise adversely impact their operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for energy for heating purposes. If any such effects were to occur, they could have an adverse effect on our operations and cause us to incur costs in preparing for or responding to those effects.

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

    Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA asserted regulatory authority pursuant to the federal Safe Drinking Water Act, Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; published final rules under the CAA in 2012 and published additional final regulations in June 2016 governing methane and volatile organic compound performance standards, including standards for the capture of air emissions released by the oil and natural gas hydraulic fracturing industry; published in June 2016 an effluent limitations guidelines final rule prohibiting the discharge of waste water from shale natural-gas extraction operations to a treatment plant; and in 2014 published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. In 2021, the Biden Administration took multiple actions to pause new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days. In addition, President Biden issued an executive order on January 27, 2021, that suspended new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration resulting in the issuance of a nationwide permanent injunction by a federal district judge in Louisiana effectively halting implementation of the leasing suspension. Federal oil and gas leasing has since then resumed, although at a reduced level. Relatedly, the Department of the Interior released its report on federal gas leasing and permitting practices in November 2021, referencing a number of recommendations and an overarching intent to modernize the federal oil and gas leasing program, including by adjusting royalty and bonding rates, which have been addressed in the IRA 2022, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. Additionally, the Bureau of Land Management proposed a rule in November 2022 that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if the Bureau finds that an operator’s methane waste minimization plan is insufficient. A final rule is expected in 2024. Implementation of many of the recommendations in the report will require Congressional action and provisions of the reforms have been subject to litigation. We cannot predict the extent to which the recommendations may be implemented now or in the future, but restrictions on federal oil and gas activities have the potential to result in increased costs on our customers, decreased demand for our services on federal lands, and an adverse impact on our business.

    The U.S. Congress (“Congress”) has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Texas, Oklahoma and New Mexico have adopted, and other states are considering adopting legal requirements that could impose new or more stringent permitting, public disclosure, or well construction requirements on hydraulic fracturing activities. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015 and, more recently, California in 2024. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted, our customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures will be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Additionally, while we may also announce various voluntary ESG targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent that we do meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. Also, despite these aspirational goals, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles. Any failure or perceived failure to pursue our targets, goals and objectives could negatively impact our reputation.

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

Furthermore, public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals or standards were misleading, false or otherwise deceptive. As a result, we and our customers may face increased litigation risks from private parties and governmental authorities related to ESG efforts. Additionally, we and our customers could face increasing costs as we attempt to comply with and navigate further regulatory focus and scrutiny.

The Inflation Reduction Act of 2021 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.

In August 2022, President Biden signed the Inflation Reduction Act of 2021 (the “IRA 2022”) into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, among other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouses gases through a methane emissions charge. The IRA 2022 amends the federal CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge starts in calendar year 2024 at $900.00 per ton of methane, increases to $1,200.00 in 2025, and be set at $1,500.00 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. Compliance with the EPA’s new, finalized methane rules would exempt an otherwise covered facility from the requirement to pay the fee. Nevertheless, the methane charge imposed on our oil and gas customers could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. This could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services.

Our operations and reputation may be impaired if certain information technology systems fail to perform adequately or if we are the subject of a data breach or cyberattack.

    Our information technology systems and operational technology systems are critically important to operating our business efficiently. We rely on these information technology systems to manage business data, communications, supply chain, customer invoicing, employee information, and other business processes. We outsource certain business process functions to third-party providers and we rely on these third-parties to maintain and store confidential information on their systems. The failure of these information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

In addition, as a general matter, the frequency and magnitude of cyberattacks is increasing and attackers have become more sophisticated. Cyberattacks are similarly evolving and include without limitation use of malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. The Partnership may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognizable until deployed. We may also be unable to investigate or remediate incidents as attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
    Although we allocate significant resources to protect these information technology and operational technology systems, we have experienced varying degrees of cyber-incidents in the normal conduct of our business, including viruses, worms, other destructive software, process breakdowns, phishing and other malicious activities. On January 6, 2020, the Department of Homeland Security issued a public warning that indicated companies in the energy industry might be specific targets of cybersecurity threats. Such breaches have in the past and could again in the future result in unauthorized access to information including customer, supplier, employee, or other company confidential data. We are investing in security technology and designing business processes to attempt to mitigate the risk of such breaches. While we believe these measures are generally effective, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced and expect to continue to experience, cybersecurity threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response and remediation.

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

During 2023, the market price for our common units ranged from a high of $1.97 per common unit to a low of $1.06 per common unit. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to operating performance and are attributable, in part, to outside factors such as the COVID-19 pandemic, the conflict between Russia and Ukraine, or U.S. Federal Reserve policy, and their respective impacts on the world economy. The volatility of our common units may make it difficult for investors to resell our common units at attractive prices.

If we cannot meet the continued listing requirements of the NASDAQ Stock Market (the “NASDAQ”), the NASDAQ may delist our common units.

The Partnership has been notified by the NASDAQ in the past from time to time that the closing price of the Partnership’s common units over the prior 30 consecutive trading day period was below $1.00 per unit, which is the minimum closing price per unit required to maintain listing on the NASDAQ under Rule 5450 (“Rule 5450”). While the Partnership is currently in compliance with Rule 5450, there can be no assurance that the Partnership will maintain compliance with such rule or the NASDAQ’s other listing rules in the future. On February 28, 2024, the trading price of our common units closed at $1.97 per unit.

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

    Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors. The board of directors of our general partner will be chosen indirectly by Spartan through its subsidiary that is the sole shareholder of our general partner. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66.7% of all outstanding common units is required to remove our general partner. As of February 28, 2024, our general partner and its affiliates own 44.6% of our aggregate outstanding common units. Due to these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

    Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any partnership units held by a person that owns 20% or more of any class of partnership units then outstanding, other than our general partner, its affiliates, including Spartan, its transferees and persons who acquired such partnership units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of our common unitholders to call meetings or to acquire information about our operations.

Our general partner has a limited call right that may require our unitholders to sell common units at an undesirable time or price.

    If at any time our general partner and its affiliates own more than 90% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of common units. As of February 28, 2024, our general partner and its affiliates own an aggregate of 44.6% of our common units.

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

    While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of Spartan). As of February 28, 2024, our general partner and its affiliates own an aggregate of 44.6% of our common units.

We are exempt from certain corporate governance requirements that provide additional protection to stockholders of other public companies.

    Companies listed on the NASDAQ are required to meet the high standards of corporate governance set forth in the NASDAQ Listing Rules. These requirements generally do not apply to limited partnerships or to a “controlled company,” within the meaning of the NASDAQ rules. We are a limited partnership and a “controlled company,” within the meaning of the NASDAQ rules, and, as a result, we rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other public companies.

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

    The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances, and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment. Further, while unitholders of publicly traded partnerships are, subject to certain limitations, entitled to a deduction equal to 20% of their allocable share of a publicly traded partnership’s “qualified business income,” this deduction is scheduled to expire with respect to taxable years beginning after December 31, 2025.

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

Approximately 8.0% of our consolidated revenues for the year ended December 31, 2023, were generated in non-U.S. jurisdictions, primarily Mexico, Canada, Argentina and Chile. Our non-U.S. operations and subsidiaries are generally subject to income, withholding, and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional taxes being imposed on us, reducing the cash available for distribution to our unitholders. In addition, changes in our operations or ownership could result in higher than anticipated taxes being imposed in jurisdictions in which we are organized or from which we receive income and further reduce the cash available for distribution. Although these taxes may be properly characterized as foreign income taxes, our unitholders may not be able to credit them against the liability for U.S. federal income taxes on the unitholders’ share of our earnings. In addition, our operations in countries in which we operate now or in the future may involve risks associated with the legal structure used and the taxation on assets transferred into a particular country. Tax laws of non-U.S. jurisdictions are subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis. Any such changes may result in additional taxes above the amounts we currently anticipate and further reduce our cash available for distribution to our unitholders.

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

If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders may be substantially reduced.

    If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.

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

    In response to current market conditions, we may engage in transactions to de-lever the Partnership and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt, could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

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

    In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income.

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

    Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Additionally, all or part of any gain recognized by such tax-exempt organization upon a sale or other disposition of our units may be unrelated business taxable income and may be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the U.S. on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.

    Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

    Unitholders may be subject to tax in one or more non-U.S. jurisdictions, including Canada, Mexico, Argentina and Chile as a result of owning our common units if, under the laws of any such jurisdiction, we are considered to be carrying on business there. If unitholders are subject to tax in any such jurisdiction, they may be required to file a tax return with, and pay taxes to, that jurisdiction based on their allocable share of our income. We may be required to reduce distributions to unitholders on account of any withholding obligations imposed upon us by that jurisdiction in respect of such allocation to the unitholders. In addition, the U.S. may not allow a tax credit for any foreign income taxes that unitholders directly or indirectly incur.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks

We seek to assess, identify and manage cybersecurity risks through the processes described below:

•Risk Assessment:
A multi-layered system designed to protect and monitor data and cybersecurity risk has been implemented.
An overall assessment of our cybersecurity safeguards was conducted by an independent cybersecurity vendor. Our internal Cybersecurity Team conducts regular evaluations designed to assess, identify and manage material cybersecurity risks, and we endeavor to update cybersecurity infrastructure, procedures, policies, and education programs on a regular basis. We use firewalls and protection software, and we additionally periodically rely on a third-party vendor for alerts regarding suspicious activity.

•Incident Identification and Response:
A monitoring and detection system has been implemented to help promptly identify cybersecurity incidents.
In the event of any breach or cybersecurity incident, we have a cross-functional incident response plan that includes an executive management team, established incident levels, and associated notification procedures, including escalation procedures upon discovery of cybersecurity risks deemed to have a moderate or higher business impact, even if immaterial to us, and identifies what is needed to restore normal operations efficiently.

•Cybersecurity Training and Awareness:
All employees and contractors are required to receive annual cybersecurity awareness training. New hires also receive training in response to drills and simulated attacks. We perform cybersecurity quarterly exercises to test the effectiveness of our training and discuss “lessons learned” with management to enhance user awareness and increase users’ responses.

•Access Controls:
The Partnership has endeavored to adopt a zero-trust architecture approach that authenticates and authorizes interactions between its network and users. Users are provided with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions. A multi-factor authentication process has been implemented for employees accessing company information.

•Encryption and Data Protection:
Encryption methods are used to protect sensitive financial information and other confidential data. We also have programs in place to monitor our retained data with the goal of identifying personal identifiable information and taking appropriate actions to secure the data.

We incorporate external expertise and reviews as part of our cybersecurity program. For example, we have engaged an independent cybersecurity advisor to review, assess, and make recommendations regarding our information security program and information technology strategic plan. We recognize that third-party service providers introduce cybersecurity risks. In an effort to mitigate these risks, before engaging with any third-party service provider for information technology (“IT”) services, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we endeavor to include cybersecurity requirements in our contracts with these providers and endeavor to require them to adhere to security standards and protocols. Further, we request that third-party service providers with access to personally identifiable information enter into data processing services agreements and adhere to our policies and standards.

The above cybersecurity risk management processes are integrated into the Partnership’s overall enterprise risk management program. Cybersecurity risks are understood to be significant business risks, and as such, are considered an important component of our enterprise-wide risk management approach.

Impact of Risks from Cybersecurity Threats

As of the date of this Report, though the Partnership and our services providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Partnership. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT or operational technology (“OT”) systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise of our IT or OT systems.

Board of Directors’ Oversight and Management’s Role

Through the Partnership’s enterprise risk management program, the Board of Directors is responsible for overseeing cybersecurity, information security, and information technology risks, as well as management’s actions to identify, assess, mitigate, and remediate those risks. As part of its program of regular risk oversight, the Audit Committee assists the Board in exercising oversight of the Partnership’s cybersecurity, information security, and information technology risks. The Board or Audit Committee periodically reviews and discusses with management the Partnership’s policies, procedures and practices with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, the IT Director is responsible for upward reporting of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us.

Recognizing the importance of cybersecurity to the success and resilience of our business, the Board considers cybersecurity to be a vital aspect of corporate governance. To facilitate effective oversight, our cybersecurity leadership team holds discussions on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures as necessitated by emerging material cyber risks.

Our cybersecurity leadership team is made up of highly experienced professionals with an extensive background in information security, risk management, and incident response. This background includes a dynamic team, comprised of military veterans versed in forensic analysis and regulatory compliance with over 23 years of combined Cybersecurity experience in private and public sector, supported by a Master’s degree in Cybersecurity as well as several industry certifications.

Item 2. Properties.

As of December 31, 2023, we owned four service facilities in North Dakota and Texas. We lease 24 additional service facilities in Alabama, Arkansas, Colorado, Louisiana, New Mexico, Oklahoma, Texas, Utah, West Virginia, and Wyoming. We also lease service facilities and administrative offices in Argentina, Canada and Mexico. We also lease a number of storage facilities located across the geographic markets we serve. Since January 2022, we have leased our own office space in The Woodlands, Texas for our headquarters. Our primary assets include our fleet of compression and other equipment. See “Item 1 Business - Products and Services - Contract Services,” for a discussion and description of our compression fleet. All obligations under our First Lien Notes and our Second Lien Notes are secured by security interests in substantially all of our compression assets but excluding other real property assets. In January 2022, we sold our facilities in Oklahoma City, and we currently do not own real property in Oklahoma.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Market Information

    Our common units are traded on NASDAQ under the symbol “CCLP.” As of February 28, 2024, there were 46 holders of record of the common units. The actual number of common unitholders is greater than this number of record holders and includes common unitholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

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

Common Units. We pay quarterly distributions to the holders of common units to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of debt service and other contractual obligations, fees and expenses. Beginning with the distribution for the fourth quarter of 2018, we have paid a distribution of $0.01 per common unit, or $0.04 on an annualized basis. There is no guarantee that we will continue to pay the reduced current quarterly distribution on the common units or be able to increase it in the future. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Distributions attributable to the year ended 2023 totaled $0.04 per common unit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Cash Flows - Financing Activities” for a discussion of restrictions on our ability to make distributions.

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

None.

Securities Authorized for Issuance under Equity Compensation Plans.

    See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for information regarding our equity compensation plans as of December 31, 2023.

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

Business Overview

    We provide services including natural gas compression and treating services. Natural gas compression equipment is used for natural gas and oil production, gathering, artificial lift, production enhancement, transmission, processing and storage. We also provide a variety of natural gas treating services. Our compression business includes a fleet of approximately 4,300 compressor packages providing approximately 1.2 million in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Our treating fleet includes amine units, gas coolers, and related equipment. Our aftermarket business provides compressor package overhaul, repair, engineering and design, reconfiguration and maintenance services, as well as the sale of compressor package parts and components manufactured by third-party suppliers. Our customers operate throughout many of the onshore producing regions of the United States, as well as in a number of international locations, including Mexico, Canada, Argentina and Chile.

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

Oil and natural gas commodity prices decreased from the first half of 2022 through December 2023. West Texas Intermediate oil prices averaged $79 per barrel in the fourth quarter of 2023. Over this same time period, Henry Hub U.S. natural gas prices averaged $2.74 per million British thermal unit. While there has been a decline in commodity prices since 2022, they remained at strong levels through the end of 2023. Accordingly, we did not have a negative impact in the demand for our contract services, aftermarket services, and equipment rentals. In addition, as a result of increased customer demand, we were able to implement price increases and improved contract terms on many of our compression contracts. Revenue from contract services increased each quarter in 2023. The stronger market environment has increased, competition for field and corporate employees. Supply chain issues, increased commodity prices, and inflationary pressures have increased costs and impacted the availability of our parts and supplies. External factors including Russia’s invasion of Ukraine, recent events in the Middle East, inflationary pressures and related monetary policy, such as Federal Reserve rate increases, could adversely affect our results of operations, impair our ability to raise capital, or otherwise adversely impact our ability to realize certain business strategies. We continue to monitor these risks and take the necessary actions to mitigate them. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet.

With the continued market strength and inflationary pressures, we will continue to proactively manage our capital allocation strategies, our liquidity requirements and monitor our expenses and financial performance. In addition, continued capital discipline throughout the energy sector may limit production growth even as the economy recovers from these external factors. Despite these challenges, we will continue to maintain our commitment to safety and service quality for our customers.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

2023 Compared to 2022

	Year Ended December 31,
			Period-to-Period Change	Percentage of Total Revenues		Period-to-Period Change
Consolidated Results of Operations	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Thousands)
Revenues:
Contract services	$284,049	$263,241	$20,808	73.6%	74.5%	7.9%
Aftermarket services	83,621	72,928	10,693	21.7%	20.6%	14.7%
Equipment rentals	17,209	14,865	2,344	4.5%	4.2%	15.8%
Equipment sales	1,249	2,364	(1,115)	0.3%	0.7%	(47.2)%
Total revenues	386,128	353,398	32,730	100.0%	100.0%	9.3%
Cost of revenues:
Cost of contract services	140,663	135,639	5,024	36.4%	38.4%	3.7%
Cost of aftermarket services	66,355	58,199	8,156	17.2%	16.5%	14.0%
Cost of equipment rentals	2,094	2,346	(252)	0.5%	0.7%	(10.7)%
Cost of equipment sales	1,344	1,382	(38)	0.3%	0.4%	(2.7)%
Total cost of revenues	210,456	197,566	12,890	54.5%	55.9%	6.5%
Depreciation and amortization	77,409	78,231	(822)	20.0%	22.1%	(1.1)%
Impairments and other charges	—	135	(135)	—%	—%	(100.0)%
Selling, general, and administrative expense	47,552	42,563	4,989	12.3%	12.0%	11.7%
Interest expense, net	53,899	49,481	4,418	14.0%	14.0%	8.9%
Other (income) expense, net	2,519	2,904	(385)	0.7%	0.8%	(13.3)%
Loss before taxes and discontinued operations	(5,707)	(17,482)	11,775	(1.5)%	(4.9)%	(67.4)%
Provision for income taxes	3,773	4,786	(1,013)	1.0%	1.4%	(21.2)%
Loss from continuing operations	(9,480)	(22,268)	$12,788	(2.5)%	(6.3)%	(57.4)%
Income (loss) from discontinued operations, net of taxes	—	173	$(173)	—%	—%	(100.0)%
Net loss	$(9,480)	$(22,095)	$12,615	(2.5)%	(6.3)%	(57.1)%

Revenues

    Contract services revenues increased by $20.8 million, or 7.9%, during 2023 compared to the prior year. The increase in revenues is due to price increases and inflation adjustments built into contracts. Compression fleet horsepower utilization and operating horsepower remained consistent in 2023 compared to the prior year.

    Aftermarket services revenues increased $10.7 million, or 14.7%, during 2023 compared to the prior year due to increased demand for compression parts and services resulting from an increase in activity levels by our customers. With the improvement in market conditions and the strong oil and gas commodity prices, customers have increased production of oil and gas which, in turn, increased the demand for parts and services needed to maintain their compression fleet.

Equipment rentals revenues increased $2.3 million, or 15.8%, compared to the prior year due to an increase in the number of revenue-generating gas coolers, an increase in customer demand, and higher activity levels.

    Equipment sales revenues decreased $1.1 million, or 47.2%, during 2023 compared to the prior year due to a decrease in used unit sales.

Cost of revenues

Cost of contract services increased $5.0 million compared to the prior year due to an increase in revenues and higher activity levels. This increase is also due in part to the effect of inflation resulting in increased costs in certain operating cost categories including parts, field labor, and fluids costs.

Cost of aftermarket services increased $8.2 million in 2023 compared to 2022 consistent with the increase in revenues.

Cost of equipment rentals decreased $0.3 million compared to 2022 despite an increase in the corresponding revenues due to rate increases. Additionally, to support the growth in the gas cooler rental business, equipment rental expense increased compared to the prior year period.

    Cost of equipment sales remained consistent during the current year as a result of selling aged units with decreased market value.

Depreciation and amortization

Depreciation and amortization expense consists primarily of the depreciation of compressor packages in our service fleet. In addition, it includes the depreciation of other operating equipment and facilities and the amortization of intangibles. Depreciation and amortization expense remained relatively consistent compared to the prior year.

Impairments and other charges

    During 2023, we did not record any impairments or other charges. During 2022, a specific engine in inventory was written off due to an engine being sold at a loss, resulting in a charge of $0.1 million.

Selling, general, and administrative expense

    Selling, general, and administrative expenses increased $5.0 million during 2023 compared to 2022 largely due to increased employment expenses, including wages, incentives, benefits, and other employee-related expenses of $3.7 million, increased bad debt expenses and other expenses of $1.3 million, and increased professional services fees of $0.2 million. These decreases were offset by decreased general expenses such as office, tax, and insurance expenses of $0.2 million.

Interest expense, net

Interest expense, net increased to $53.9 million during 2023 compared to $49.5 million in 2022 due to increased expenses associated with the balances of our credit agreements.

Other (income) expense, net

Other (income) expense, net, was $2.5 million of expense during 2023 compared to $2.9 million of expense in 2022. This increase in expense is primarily due to increased losses associated with foreign currency and the disposal of assets offset by investment income primarily from our operations in Mexico and Argentina.

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

    Our effective tax rate for the year ended December 31, 2023, was negative 66.1% primarily due to taxes in certain foreign jurisdictions and Texas gross margin taxes combined with losses generated in entities for which no related tax benefit has been recorded. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Income (loss) from discontinued operations, net of tax

Income (loss) from discontinued operations, net of tax was $0.2 million income for the prior year related to the warranty reserve related to our discontinued new unit sales business not being utilized. The Partnership exited the new unit sales business during 2020, with final deliveries made in October 2020.

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

Our labor costs consist primarily of wages and benefits for our field personnel, as well as expenses related to their training and safety. Additional information regarding our operating expenses for the year ended December 31, 2023, is provided within the Results of Operations sections above.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2023	2022
	(In Thousands)
Net loss	$(9,480)	$(22,095)
Provision for income taxes	3,773	4,786
Depreciation and amortization	77,409	78,231
Impairments and other charges	—	135
Interest expense, net	53,899	49,481
Equity compensation	1,798	1,622
Transaction costs	1,278	210
Severance	277	432
Non-cash cost of compressors sold	1,345	1,382
Outside services costs related to unit disposals	155	—
Fire damaged unit	893	—
(Benefit) provision for income taxes, depreciation, amortization and impairments attributed to discontinued operations	—	(173)
Other	430	440
Adjusted EBITDA	$131,777	$114,451

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

	Year Ended December 31,
	2023	2022
	(In Thousands)
Net cash provided by operating activities	$62,170	$35,544
Capital expenditures, net of sales proceeds	(51,459)	(43,939)
Free cash flow	$10,711	$(8,395)

Net cash provided by operating activities for the year ended December 31, 2023, includes $72.1 million of revenues in excess of cash expenses partially offset by $10.0 million in working capital changes.

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

	December 31,
	2023	2022
Horsepower in fleet
Low-horsepower (0-100)	116,701	127,289
Medium-horsepower (101-1,000)	400,271	407,428
High-horsepower (1,001 and over)	658,945	652,640
Total horsepower in fleet	1,175,917	1,187,357

Horsepower in service
Low-horsepower (0-100)	65,744	79,464
Medium-horsepower (101-1,000)	328,591	343,737
High-horsepower (1,001 and over)	630,195	607,370
Total horsepower in service	1,024,530	1,030,571

Horsepower utilization rate
Low-horsepower (0-100)	56.3%	62.4%
Medium-horsepower (101-1,000)	82.1%	84.4%
High-horsepower (1,001 and over)	95.6%	93.1%
Total horsepower utilization rate	87.1%	86.8%

Net Increases/Decreases in Compression Fleet Horsepower. We measure the net increase (or decrease) in our compression fleet horsepower during a given period by taking the difference between the aggregate horsepower of compressor packages added to the fleet during the period, less the aggregate horsepower of compressor packages removed from the fleet during the period.

Liquidity and Capital Resources

Our primary cash requirements are for distributions, working capital requirements, debt service, normal operating expenses, and capital expenditures. Our potential sources of funds are our existing cash balances, cash generated from our operations, asset sales, and long-term and short-term borrowings, which we believe will be sufficient to meet our working capital and growth capital requirements during 2024. We have secured orders from key customers for high-horsepower and electric compressors which will drive our investment in growth capital and consume liquidity in 2024.

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

    Following the redeployment of our idle assets, meeting increased demand for our contract services will require ongoing capital expenditure investment, which could be significant. We will determine appropriate funding of future capital expenditures, along with potential acquisitions, on a case-by-case basis. Funding sources may include existing cash balances, cash flow generated from our operations, borrowing against our Credit Agreement and the Spartan Credit Agreement, finance leases with third parties, and issuance of equity.

The level of future growth capital expenditures depends on demand for our contract services, the level of cash available to fund these expenditures and our decisions whether to utilize available cash to fund increases in our quarterly common unit distribution, retire debt, or make capital expenditures. We expect capital expenditures in 2024 will range from $52.0 million to $69.0 million. These capital expenditures include approximately $20.0 million to $27.5 million of maintenance capital expenditures, approximately $30.0 million to $37.5 million of capital expenditures primarily associated with the expansion of our contract services fleet and $2.0 million to $4.0 million of capital expenditures related to investments in technology and facilities. We expect cash on hand and cash generated from operations will be sufficient to meet cash needs throughout 2024.

    On January 18, 2024, our general partner declared a cash distribution attributable to the quarter ended December 31, 2023, of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This quarterly distribution was paid on February 14, 2024, to each of the holders of common units of record as of the close of business on January 31, 2024.

Cash Flows

A summary of our sources and uses of cash during the year ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
	(In Thousands)
Operating activities	$62,170	$35,544
Investing activities	$(51,459)	$(43,939)
Financing activities	$(12,272)	$10,270

Operating Activities

Net cash provided by operating activities increased by $26.6 million during the year ended December 31, 2023, to $62.2 million compared to $35.5 million provided by operating activities in 2022. Our cash provided from operating activities was primarily generated from the provision of contract compression and treating services.

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
Investing Activities

Capital expenditures during the year ended December 31, 2023, increased by $5.8 million compared to 2022 driven by an increase in investments in growth capital. Maintenance capital expenditures increased compared to the prior year. Total capital expenditures during 2023 were $59.2 million, offset by $1.3 million from compression units sold. Total capital expenditures for 2023 include $21.3 million of maintenance capital expenditures.

The level of growth capital expenditures depends on our ability to redeploy existing fleet equipment and demand for compression services. Improved market conditions have provided opportunities with our customer base to provide new large horsepower compression, resulting in increased demand for growth capital. If the demand for compression services increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted. We continue to review all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs.

Financing Activities

Distributions

During the year ended December 31, 2023, we distributed $5.7 million of cash distributions to our common unitholders and general partner.

Credit Agreement

On June 30, 2022, the Partnership amended the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for maximum revolving credit commitments of $35.0 million and includes a $3.5 million reserve, which results in reduced borrowing availability.

The maturity date of the Credit Agreement is June 29, 2025. As of December 31, 2023, we had an outstanding balance of $9.8 million and had $1.3 million in letters of credit against our Credit Agreement, leaving availability under the Credit Agreement of $17.7 million, subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement. As of February 28, 2024, we had no balance outstanding under our Credit Agreement and $1.3 million in letters of credit, leaving availability under the Credit Agreement of $26.5 million, subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement. The amounts the Partnership may borrow under the Credit Agreement are based on the amounts of the Partnership’s accounts receivable and the value of certain inventory. Decreases in the amount of the Partnership’s accounts receivable and the value of its inventory would result in reduced borrowing availability under the Credit Agreement.

Spartan Credit Agreement

On October 19, 2022, certain unrestricted subsidiaries of the Partnership, Spartan Energy Services LLC, as borrower, and Treating Holdco, as guarantor, amended the Loan, Security and Guaranty Agreement dated January 29, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Spartan Credit Agreement”) with Bank of America, N.A., in its capacity as agent, and the other lenders and loan parties party thereto. As of December 31, 2023, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Spartan Credit Agreement, we had availability of $22.8 million.

The maturity date of the Spartan Credit Agreement is October 17, 2025. As of December 31, 2023, we had a $47.0 million outstanding balance. As of February 28, 2024, we have $44.4 million balance outstanding under the Spartan Credit Agreement and no letters of credit, leaving availability under the Spartan Credit Agreement of $25.4 million, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings under the Spartan Credit Agreement. The amounts that may be borrowed under the Spartan Credit Agreement are based on the amounts of accounts receivable, the value of certain inventory, and appraised value of fixed assets, and fixed asset net book value. Decreases in the amount of accounts receivable and the value of its inventory and fixed assets would result in reduced borrowing availability under the Spartan Credit Agreement.

Notes

We may from time to time seek to retire or purchase certain amounts of our outstanding senior notes through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

7.50% First Lien Notes due 2025

As of December 31, 2023, our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) had $400.1 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than CSI Compressco Finance Inc. (“Finance Corp,” certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of December 31, 2023, our 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes”) had $172.6 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”). We elected to cash pay interest starting April 1, 2022; prior to this we elected to pay interest by issuing additional PIK Notes.

In addition, the indentures governing our First Lien Notes and Second Lien Notes contain customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) pay distributions on, purchase, or redeem our common units, make certain investments and other restricted payments, or purchase or redeem any subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the collateral securing our First Lien Notes and Second Lien Notes; (v) consolidate, merge, or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us. Our Second Lien Notes indenture further restricts our ability to make distributions in respect of our common units in any amount exceeding $0.04 per common unit per year, unless such increased distribution is funded by proceeds from an equity offering. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries. The indentures also contain customary events of default and acceleration provisions relating to events of default, which provide that upon an event of default under the indentures, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding First Lien Notes and Second Lien Notes may declare all of the First Lien Notes and Second Lien Notes to be due and payable immediately. We are in compliance with all covenants of the First Lien Notes and Second Lien Notes indentures as of December 31, 2023.

Finance Agreements

During the year ended December 31, 2022, we entered into Master Finance Agreements with a third party in the amount of $16.6 million to finance certain compression equipment. The notes are payable in monthly installments totaling $0.5 million for thirty-six months. The current portion of this amount is classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.

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

Leases

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms up to 10 years. Some of our leases have options to extend for various periods or purchase the equipment, while some have termination options with prior notice of generally 30 days or six months. See Note 5 - “Leases” in the Notes to Consolidated Financial Statements in this Annual Report for further information.

Off Balance Sheet Arrangements

As of December 31, 2023, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Supplemental Guarantor Financial Information

The $400.0 million and $172.7 million in aggregate principal amounts outstanding of the First Lien Notes and the Second Lien Notes, respectively, as of December 31, 2023 are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several senior secured basis, by the following U.S. restricted subsidiaries which are each a 100% owned subsidiary (each a “Guarantor Subsidiary” and collectively the “Guarantor Subsidiaries”):

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

Year Ended December 31, 2023
(In Thousands)
	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Revenues	$—	$500,828	$69,544	$(184,244)	$386,128
Cost of revenues (excluding depreciation and amortization expense)	—	363,157	31,543	(184,244)	210,456
Depreciation and amortization	—	66,436	10,973	—	77,409
Selling, general, and administrative expense	1,842	40,985	4,725	—	47,552
Interest (income) expense, net	56,168	(2,269)	—	—	53,899
Other (income) expense, net	(153)	1,304	1,368	—	2,519
Equity in net (income) loss of subsidiaries	(48,376)	(19,446)	—	67,822	—
Income (loss) before taxes and discontinued operations	(9,481)	50,661	20,935	(67,822)	(5,707)
Provision for income taxes	(1)	2,285	1,489	—	3,773
Income (loss) from continuing operations	(9,480)	48,376	19,446	(67,822)	(9,480)
Income from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss)	(9,480)	48,376	19,446	(67,822)	(9,480)
Other comprehensive income	92	92	92	(184)	92
Comprehensive income (loss)	$(9,388)	$48,468	$19,538	$(68,006)	$(9,388)

December 31, 2023
(In Thousands)
	Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$—	$86,992	$33,031	$—	$120,023
Total non-current assets	545,625	543,106	118,689	(640,407)	567,013
Total assets	$545,625	$630,098	$151,720	$(640,407)	$687,036

LIABILITIES AND PARTNERS’ CAPITAL
Other current liabilities	$11,817	$46,946	$11,609	$—	$70,372
Long-term debt	572,667	9,420	46,500	—	628,587
Operating lease liabilities	—	17,669	1,857	—	19,526
Intercompany payables	—	306,419	(3,832)	(302,587)	—
Other long-term liabilities	—	6,606	804	—	7,410
Total liabilities	584,484	387,060	56,938	(302,587)	725,895
Total partners’ capital	(38,859)	243,038	94,782	(337,820)	(38,859)
Total liabilities and partners’ capital	$545,625	$630,098	$151,720	$(640,407)	$687,036

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

While our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements, we believe that there were no critical accounting policies and estimates that affect the preparation of financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer of our general partner, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of management of our general partner, including the Principal Executive Officer and Principal Financial Officer of our general partner, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management of our general partner has determined that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP LLC and the Unitholders of CSI Compressco LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CSI Compressco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023, and our report dated March 1, 2024 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Partnerhsip’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP
Houston, Texas
March 1, 2024

Item 9B. Other Information.

During the three months ended December 31, 2023, none of our general partner’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

Our Board has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the functioning of the Board and its committees. The Corporate Governance Guidelines and the charter of the Audit Committee are available in the Corporate Governance section of the Investor Relations area of our website at www.csicompressco.com. In addition, our Board and our general partner have adopted a Code of Business Conduct and a Financial Code of Ethics and a Policy on Trading in Partnership Securities, copies of which are also available in the Corporate Governance section of the Investor Relations area of our website at www.csicompressco.com. We will post on our website all waivers to or amendments of our Code of Business Conduct and Financial Code of Ethics and a Policy on Trading in Partnership Securities that are required to be disclosed by applicable law or the listing requirements of the NASDAQ. We will provide to our unitholders, without charge, printed copies of the foregoing materials upon written request to Investor Relations, CSI Compressco LP, 1735 Hughes Landing Boulevard, Suite 200, The Woodlands, Texas, 77380.

The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board currently consists of nine directors, five of whom, Denise G. Essenberg, Stephen R. Gill, James R. Larson, Joseph P. McElroy and Michael J. Tucker are independent as defined under the listing standards of the NASDAQ.

Name	Age	Position with CSI Compressco GP
Derek J. Anchondo	50	Assistant General Counsel
Jonathan W. Byers	45	Chief Financial Officer, Director
Denise G. Essenberg	65	Independent Director
Ted A. Gardner	66	Director, Chairman of the Board of Directors
Stephen R. Gill	66	Independent Director
John E. Jackson	65	Chief Executive Officer, Director
James R. Larson	74	Independent Director
Joseph P. McElroy	39	Independent Director
Riplee L. Parkening	35	Controller
Matthew B. Pitcock	41	Vice President North America Sales, Compression Services
Robert W. Price	56	Chief Operating Officer, Director

Name	Age	Position with CSI Compressco GP
Rodney P. Pruski	51	Vice President of Operations
Michael J. Tucker	52	Independent Director

Directors and Executive Officers

.Our directors hold office until the earlier of their death, resignation, removal, or until their successors have been appointed. Our executive officers are appointed by and serve at the discretion of our Board. There are no family relationships among any of our directors or executive officers. The following table shows information regarding our current directors and executive officers. Directors are appointed for one-year terms.

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

Denise G. Essenberg has served as an independent director of our general partner’s Board since February 2021. Ms. Essenberg is a retired Partner with PwC, retiring in June 2019 after forty years serving numerous insurance clients across the property/casualty, life and health payor sectors of the insurance industry and advising on acquisitions, pre- and post-transaction integration issues, business divestitures and the adoption of new technologies. Ms. Essenberg served as the managing partner of the PwC Grand Rapids and Hartford offices from 2003 to 2008 and 2008 to 2011, respectively, with oversight and responsibility for client service, office operations and resource management and was the audit transformation leader of PwC’s insurance practice from 2014 to 2019. Ms. Essenberg has served on the board of directors and as a member of its audit and compliance committee and finance committee of Health Alliance Plan of Michigan since January 2021 and as a member of the board of directors and audit committee chairperson of Atain Insurance Company and Atain Specialty Insurance Company since June 2020. In December 2021, Ms. Essenberg was elected to the board of directors and was appointed audit committee chairperson of Frankenmuth Mutual Insurance Company. Ms. Essenberg received her B.A. from Michigan State University and attended the Kellogg School of Management Women’s Director Development Program at Northwestern University in 2015.

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

Stephen R. Gill has served as an independent director of our general partner’s Board and as member of its Audit Committee since January 2021. Mr. Gill has served as the Chief Executive Officer of Lindsayca Solutions, an EPC firm specializing in production and processing facilities, since December 2018. From March 2017 to December 2018, Mr. Gill was retired. From January 2014 to January 2017, Mr. Gill was the Chief Executive Officer of Valerus, a global provider of compression, production, and processing equipment and turnkey facilities. Prior to Valerus, Mr. Gill served in various senior positions at Exterran Corporation (NYSE: EXTN) and Hanover Compression Company, including Vice President – International and at Ingersoll Rand & Dresser Rand. Mr. Gill holds a B.S. degree in Mechanical Engineering from Texas A&M University.

John E. Jackson has served as the Chief Executive Officer of our general partner and as a member of its Board since January 2021 and as President and Chief Executive Officer of Spartan since 2010. Prior to joining Spartan, Mr. Jackson was the Chairman and CEO of Price Gregory. Prior to serving in his roles at Price Gregory, Mr. Jackson served as President and Chief Executive Officer of Hanover Compressor Company. Prior to that, he held several positions at Duke Energy Field Services, including Chief Financial Officer, and Union Pacific Resources. Mr. Jackson has served on the board of directors of Main Street Capital Corporation (NYSE: MAIN) since May 2014. He was previously a director of CNX Midstream Partners and Basic Energy Services, Inc. Mr. Jackson holds a B.B.A. in Accounting from Baylor University.

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

Joseph P. McElroy has served as an independent director of our general partner’s Board since July 2023. Mr. McElroy has fifteen years of analytical and investing experience, with the past eight years at Merced Capital, preceded by analytical and investment positions at Merrill Lynch, Norwest Equity, and CarVal. He received his B.A. in Finance, Investment, and Banking from the University of Wisconsin and an M.B.A. from Harvard Business School.

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

Rodney P. Pruski has served as Vice President of Operations of our general partner since January 2022, responsible for North American Compression Services, Aftermarket Operations and Supply Chain. Mr. Pruski joined Compressor Systems, Inc. in November 1998, which was acquired by the partnership in 2014. He served in numerous roles as Controller (1999-2006), Operational Support (2006-2012), Regional Manager for South Texas (2012-2020), and as Director of Operations (2020-2022). Mr. Pruski earned a B.B.A. in Accounting and Computer Information Systems from Texas State University.

Michael J. Tucker has served as an independent director of our general partner’s Board since October 2022. Mr. Tucker is the Founder and Managing Partner of Orvieto Partners, L.P. Mr. Tucker has twenty-six years of experience investing in the publicly traded debt and equity securities companies in the gaming, lodging, leisure and energy sectors and 28 years of experience in finance. Before founding Orvieto Partners, Mr. Tucker was a Partner/Portfolio Manager at PAR Capital Management, Inc, a Boston-based long/short equity fund founded in 1990, which makes concentrated investments based on narrowly focused and rigorous fundamental research with a long-term orientation. Prior to joining PAR capital, Mr. Tucker was a Partner and Portfolio Manager at Andover Capital Advisors, LLC, a long-short hedge fund that made concentrated investments in the debt and equity securities of companies with levered capital structures. Before Andover Capital, Mr. Tucker worked at Standish Mellon Assets Management (formerly Standish, Ayer, & Wood, Inc.) He serves on the Providence College Business Advisory Council and the Men’s Basketball Vision Team. Mr. Tucker is a graduate of Providence College and received an MBA from the Carroll School of Management at Boston College.

Board Meetings and Committees

During 2023, the Board held seven meetings. The standing committees of the Board during 2023 consisted of an Audit Committee. During 2023, the Audit Committee held five meetings. The Conflicts Committee did not hold any meetings during 2023.

Audit Committee. During 2023, the Audit Committee was composed of Mr. Larson, as Chairman, Mr. Gill and Ms. Essenberg. The purposes of the Audit Committee are to (i) oversee the financial and reporting processes of the Partnership and the general partner, and the audit of the Partnership’s financial statements, (ii) assist the Board in fulfilling its oversight responsibilities with regard to the integrity of the Partnership’s financial statements, the Partnership’s and the general partners’ compliance with legal and regulatory requirements, the qualifications, independence and performance of the Partnership’s independent registered public accounting firm, and the effectiveness and performance of the Partnership’s and the general partner’s internal audit function, and (iii) perform such other functions as the Board may assign from time to time. The Audit Committee has sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms, and approve any non-audit service to be performed by our independent registered public accounting firm. To promote the independence of its audit, the Audit Committee consults separately and jointly with the independent registered public accounting firm, our internal auditor, and management.

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

Conflicts Committee. Membership of the Conflicts Committee, which was formed in April 2012, was on an ad hoc basis during 2023. It is anticipated that committee membership will be established on an ad hoc basis going forward. The purposes of the Conflicts Committee are to (i) as requested by the Board, review and evaluate any potential conflicts of interest between us and the owner of our general partner or its affiliates or us and Spartan or its subsidiaries or affiliates, and (ii) carry out any other duties assigned by the Board that relate to potential conflicts of interest between us and the owner of our general partner or its affiliates or us and Spartan or its subsidiaries or affiliates. The Conflicts Committee has the sole authority to retain and terminate any consultants, attorneys, independent accountants or other service providers to assist it in the evaluation of conflicts matters, including the sole authority to approve their fees and other terms of retention.

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

Summary Compensation

The following table sets forth the aggregate compensation earned by (i) each individual serving as our President or Chief Executive Officer (our “Principal Executive Officer”), and (ii) each of our two other most highly compensated executive officers (each a “Named Executive Officer” or “NEO”) for the fiscal years ended December 31, 2023 and 2022.

 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Unit Awards	Non-Equity Incentive Plan Compensation (1)	All Other Compensation (2)	Total (3)
		($)	($)	($)	($)	($)	($)
John E. Jackson	2023	$529,616	$—	$—	$732,000	$23,496	$1,285,112
Chief Executive Officer, Director	2022	$516,202	$—	$—	$660,000	$19,623	$1,195,825

Jonathan W. Byers	2023	$422,962	$—	$—	$365,000	$23,496	$811,458
Chief Financial Officer, Director	2022	$412,962	$—	$—	$330,000	$16,373	$759,335

Robert W. Price	2023	$422,962	$—	$—	$365,000	$23,496	$811,458
Chief Operations Officer, Director	2022	$412,962	$—	$—	$330,000	$19,623	$762,585

(1)    Amounts shown in the “Non-Equity Incentive Compensation Plan” column are the earned portions of awards granted under CSI Compressco’s Cash Incentive Compensation Plan (the “CICP”) for the annual performance period ending December 31, 2022, and the annual performance period ending December 31, 2023. Such awards are payable, to the extent earned, based on financial and operational performance measures. Amounts earned as of December 31, 2023, are expected to be paid by April 2024.
(2)    The amounts reflected represent (i) matching contributions under the CSI Compressco 401(k) Retirement Plan for 2022 and 2023, and (ii) the value of distribution equivalent rights settled in connection with the vesting of phantom unit awards that relate to CSI Compressco’s common units which was $12,246 for Mr. Jackson, Mr. Byers, and Mr. Price in fiscal year ended December 31, 2023.
(3)    As noted above, the formula that determines the compensation costs allocated to us pursuant to the Management Services Agreement does not divide the costs between specific compensation elements, therefore out of an abundance of caution we have chosen to report the total compensation provided to each of the applicable Named Executive Officers for fiscal years 2022 and 2023 within this column.

Salary and Bonus Compensation

None of the NEOs were a party to an employment agreement during the 2023 year. Base salary amounts were determined by the Board of Directors. As noted above, each NEO participated in the CICP during the 2023 year. The CICP budget pool for the 2023 awards under the CICP is based on EBITDA and Net Debt to EBITDA and pays out in accordance with the following table:

	Threshold	Target	Maximum
EBITDA	$120M	$130M	$140M
Net Debt to EBITDA	5.0x	4.8x	4.6x
Payout %	30%	100%	150%

Individual bonus payouts may be increased or decreased by 0-200% of the CICP target based on individual performance at the discretion of the Board of Directors. The 2023 CICP target for John Jackson was 120% and 75% for Jonathan Byers and Robert Price, respectively.

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

Perquisites

Perquisites (“perks”) are not a material component of our compensation. In general, NEOs do not receive reimbursements for meals, airline and travel costs other than those costs allowed for all employees, or for tickets to sporting events or entertainment events, unless such costs are incurred for business purposes. During 2023, no NEO received an allowance from us for any of the above or a reimbursement for any expense incurred for non-business purposes.

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

The following table discloses the number and value of unvested phantom unit awards granted under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year End Table

	Unit Awards
Name	Number of Units that Have Not Vested(1)	Market Value of Units that Have Not Vested(2)
	(#)	($)
John E. Jackson	153,062	$249,491
Jonathan W. Byers	153,062	$249,491
Robert W. Price	153,062	$249,491

(1) One-third of the unvested phantom unit awards granted on February 19, 2021, vested on February 19, 2022, and one-third vested on February 19, 2023, and February 19, 2024.
(2) All outstanding unit awards relate to our common units. Market value is determined by multiplying the number of units that have not vested by $1.63, the closing price of our common units on December 29, 2023.

Potential Payments upon a Change of Control or Termination

For the majority of the 2023 year, we did not have a severance plan for, or any agreement with, any Named Executive Officer that would require us to make any termination payments. However, on December 19, 2023, in connection with the Merger Agreement between the Partnership and Kodiak, we entered into individual agreements with the Named Executive Officers (the “CIC Agreements”) pursuant to which, each NEO is eligible to receive certain payments and benefits in the event they are terminated by us without Cause (as defined in the CIC Agreement) or in the event the NEO terminates his employment for Good Reason (as defined in the CIC Agreement) (in each case, a “Qualifying Termination”) on or within the twelve month period following the closing of the Merger.

Upon a Qualifying Termination, each NEO will be eligible to receive: (i) a severance payment in an amount equal to 2 (or, in the case of Mr. Jackson, 2.5) times the sum of (x) the NEO’s annualized base salary immediately prior to the date of termination plus (y) the target value of the NEO’s annual cash bonus opportunity, if any, for the calendar year during which the date of termination occurs; (ii) a pro-rated portion of the NEO’s target annual bonus for the calendar year that includes the NEO’s date of termination, multiplied by a fraction, (x) the numerator of which equals the number of calendar days that the NEO was employed by us or one of our affiliates during the calendar year in which the date of termination occurs and (y) the denominator of which equals 365 or 366, as applicable; and (iii) twenty-four (24) months of continued group health coverage or payments for the costs thereof following the date of termination. Each NEO will be subject to customary restrictive covenant agreements pursuant to the CIC Agreements, including a noncompetition restriction for a two year period following the date of NEO’s termination of employment.

In addition to the CIC Agreements, under the LTIP, our general partner’s Board of Directors, in its sole discretion, may accelerate the vesting of restricted units, phantom units, and performance phantom units held by our Named Executive Officers upon termination of their employment. Solely for purposes of these disclosures, we have assumed that all outstanding unit awards would be accelerated if the Named Executive Officer’s employment was terminated without cause in connection with a change of control, or upon the death, disability, or retirement of such officer, although such an acceleration is not a guaranteed benefit. The amount that each NEO who was providing services to us as of December 31, 2023, could receive in connection with the potential acceleration of their outstanding equity awards would have been $249,491.

Director Compensation

Each director who is not an employee of our general partner or any of its subsidiaries, receives non-cash compensation of $60,000 per year for attending regularly scheduled board meetings. The non-cash compensation is paid for the upcoming service year in the form of phantom unit awards that have an intended grant date value of $60,000, prorated for any newly elected director to such director’s date of election and that vest over the service year as set forth below. All such awards of phantom units are granted under our LTIP. Each phantom unit award granted to the directors on February 28, 2023, was granted in tandem with distribution equivalent rights (“DERs”) that entitle the award holder to receive an additional number of units equal in value to any distributions we pay during the period the award is outstanding times the number of units subject to the award. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director is paid an annual cash retainer of $60,000 per year, paid in quarterly cash installments. Directors who are appointed as chairmen of the Audit Committee receive an additional cash retainer of $10,000 per year paid in quarterly installments.
Directors who are also our officers or employees, or officers or employees of our general partner or any of its subsidiaries, did not receive any compensation for duties performed as our directors. Consequently, none of Mr. Jackson (our current Chief Executive Officer), Mr. Byers (our current Chief Financial Officer) or Mr. Price (our current Chief Operating Officer) was compensated for their respective service to us as a director during 2023.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2023.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	All Other Compensation(3)	Total
Denise Essenberg	$60,000	$60,000	$1,727	$121,727
Ted Gardner	$60,000	$60,000	$1,727	$121,727
Stephen Gill	$60,000	$60,000	$1,727	$121,727
James R. Larson(4)	$70,000	$60,000	$1,727	$131,727
Michael Tucker	$60,000	$60,000	$—	$120,000
Joseph McElroy(5)	$30,000	$—	$—	$30,000

(1) The amounts in this column reflect the annual cash retainer payments earned for service as a non-employee director during 2023.
(2) The amounts included in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted on February 28, 2023 (which will vest on February 28, 2024), in accordance with FASB ASC Topic 718. Phantom unit awards granted under the LTIP on February 28, 2023, relate to our common units and were valued at $1.36 per common unit in accordance with FASB ASC Topic 718. As of December 31, 2023, each of Messrs. Essenberg, Gardner, Gill, and Larson held 44,118 outstanding phantom units.
(3) The amounts reflected represent the value of distribution equivalent rights settled in connection with the vesting of unit awards that relate to CSI Compressco’s common units.
(4) In 2023 Mr. Larson received an additional $10,000 cash retainer for his service as the Board of Directors Audit Committee Chairman.
(5)    In 2023 Mr. McElroy elected that his cash retainer be paid to Merced Capital, L.P.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Unitholders and Management

The following table sets forth the beneficial ownership of our units held by each person who beneficially owned 5% or more of our outstanding common units as of February 21, 2024, and (i) our directors; (ii) our Named Executive Officers (“NEOs”); and (iii) our directors and executive officers as a group.

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

Name and Business Address of Beneficial Owner	Common Units Beneficially Owned		Percentage of Class(1)
Spartan Energy Partners LP 1735 Hughes Landing, Boulevard, Suite 200 The Woodlands, Texas 77380	63,824,877	(2)	44.9%

Invesco Ltd. 1555 Peachtree Street, NE, Suite 1800 Atlanta, GA 30309	10,234,420	(3)	7.2%

Merced Capital, L.P. 601 Carlson Parkway, Suite 200 Minnetonka, MN 55305	7,736,528	(4)	5.4%

Hill City Capital Master Fund LP 89 Nexus Way Camara Bay, Grand Cayman KY1-9009	7,459,259	(5)	5.3%

John E. Jackson	830,120		*
Jonathan W. Byers	705,524		*
Robert W. Price	523,484		*
Denise Essenberg	120,028		*
Ted Gardner	1,296,139		*
James R. Larson	270,775		*
Stephen R. Gill	290,028		*
Joseph McElroy	—
Michael J. Tucker	4,343,268	(6)	3.1%
Director and executive officers as a group (14 persons)	9,075,372		6.4%

* Less than 1%.
(1) Reflects common units beneficially owned as a percentage of common units outstanding.
(2) The number of Partnership Common Units is based solely on a Schedule 13D/A filed by Spartan Energy Partners LP (“Spartan LP”) on December 21, 2023. The common units beneficially owned by Spartan Energy Partners LP are directly held of record by our general partner, CSI Compressco GP LLC, and CSI Compressco Investment LLC, each a wholly owned subsidiary of Spartan Energy Holdco LLC. Each of our general partner and CSI Compressco Investment, L.L.C. has sole voting and investment power over the common units held by them. As a result, Spartan Energy Holdco LLC has indirect, sole voting and investment power over the common units held by our general partner and CSI Compressco Investment LLC.
(3)    Based on a Schedule 13G/A filed by Invesco Ltd. on February 12, 2024. Invesco Ltd., in its capacity as a parent holding company to its investment advisers, may be deemed to beneficially own 10,234,420 common units which are held of record by clients of Invesco Ltd. Invesco Advisers, Inc. is a subsidiary or Invesco Ltd. and it advises the Invesco SteelPath MLP Select 40 Fund which owns the securities reported above. However, no one individual has greater than 5% economic ownership. The shareholders of the Fund have the right to receive or the power to direct the receipt of dividends and proceeds from the sale of securities listed above.
(4) Based solely on a Schedule 13D/A filed by Merced Capital, L.P. on December 21, 2023. The common units beneficially owned by Merced Capital, L.P. are held for the account of Merced Partners Limited Partnership, Merced Partners V, L.P. and Athilon Capital Corp. LLC. Merced Capital, L.P. is the general partner of Merced Partners Limited Partnership, Merced Partners V, L.P. and Athilon Capital Corp. LLC. Merced Capital, L.P. is managed by Series E of Merced Capital Partners, LLC, a series of a Delaware limited liability company. David A. Ericson, Vincent C. Vertin and Stuart B. Brown have voting control over the interests in Series E of Merced Capital Partners, LLC and may be deemed to have voting and investment control over the subject common units.
(5) Based solely on a Schedule 13G/A filed by Hill City Capital Master Fund LP on February 13, 2024. The common units beneficially owned by Hill City Capital Master Fund LP are directly held of record by Hill City Capital Master Fund LP. Hill City Capital Master Fund LP is managed by Hill City Capital LP. Herbert Frazier is the Managing Member of Hill City Capital LP and may be considered to have voting and investment control over the subject common units.

(6) The common units beneficially owned by Michael J. Tucker include 44,118 held directly by Mr. Tucker and 4,299,150 which are directly held by Orvieto Fund LP, a Delaware limited partnership. Orvieto Fund LP is managed by Orvieto Partners, LP, a Delaware limited partnership. As Managing Partner of Orvieto Partners, L.P., Mr. Tucker has voting and investment control of Orvieto Partners, LP, and may be deemed to have voting and investment control over the common units.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Shown in the First Column)
Equity compensation plans approved by security holders(1)	1,763,587	$—	(2)	9,911,311
Equity compensation plans not approved by security holders	—	$—		—
Total	1,763,587	$—		9,911,311

(1) Consisted of the Second Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2023.
(2) Represents phantom unit awards and performance phantom unit awards outstanding under the Second Amended and Restated 2011 Long Term Incentive Plan as of December 31, 2023. These phantom unit awards and performance phantom unit awards do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Review, Approval or Ratification of Transactions with Related Persons

The related person transactions in which we engaged in 2023 were typically of a recurring, ordinary course nature, were previously made known to the Board of our general partner, and generally were of the sort contemplated by our Partnership Agreement. We do not have formal, specified policies for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404. However, because related person transactions may result in potential conflicts of interest among management and board-level decision makers, our Partnership Agreement does set forth procedures that the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

Transactions with our General Partner and its Affiliates

As of February 28, 2024, Spartan and certain of its subsidiaries, including our general partner, owned 63,824,877 common units, which constitutes a 44.8% limited partner interest in us, and an approximate 0.5% general partner interest in us. Spartan is, therefore, a “related person” to us as such term is defined by the SEC.

Distributions and Payments to the General Partner and its Affiliates

We will generally make cash distributions 99.5% to unitholders on a pro rata basis, including our general partner, as the holders of 63,824,877 common units and approximately 0.5% to our general partner.

For the year ended December 31, 2023, we paid aggregate cash distributions of approximately $5.7 million on our common units, and approximately $27,000 on our general partner interest. On February 14, 2024, we paid quarterly distributions with respect to the period from October 1, 2023 through December 31, 2023, including approximately $0.8 million aggregate cash distribution on our common units and $6,746 on our general partner interest, including approximately $0.6 million of such cash distribution paid to Spartan and its affiliates.

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

Item 14. Principal Accounting Fees and Services.

Fees Paid to Principal Accounting Firm

The following table sets forth the aggregate fees for professional services rendered to us by Grant Thornton and its member firms and respective affiliates during the fiscal years ended December 31, 2023 and 2022, respectively (in thousands):

	2023	2022
Audit fees	$1,173	$1,058
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,173	$1,058

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Partnership
Page
	Report of Independent Registered Public Accounting Firms (PCAOB ID Number 248); 700 Milam St, Ste. 300, Houston, TX 77002	F-1
	Consolidated Balance Sheets at December 31, 2023 and 2022	F-4
	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	F-5
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022	F-6
	Consolidated Statements of Partners’ Capital for the years ended December 31, 2023 and 2022	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial statement schedules have been omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.
3.	List of Exhibits

2.1
Agreement and Plan of Merger, dated as of December 19, 2023, by and among CSI Compressco LP, CSI Compressco GP LLC, Kick Stock Merger Sub, LLC, Kick GP Merger Sub, LLC, Kick LP Merger Sub, LLC and Kodiak Gas Services, Inc. (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on December 19, 2023 (SEC File No. 001-35195)) *

3.1
Certificate of Limited Partnership of Compressco Partners, L.P., dated October 31, 2008 (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed on November 10, 2008 (SEC File No. 333-155260)).

3.2
Certificate of Correction of the Certificate of Limited Partnership of Compressco Partners, L.P. (incorporated by reference to Exhibit 3.5 to Amendment No.1 to the Partnership’s Registration Statement on Form S-1/A filed on December 19, 2008 (SEC File No. 333-155260)).

3.3
Amendment to the Certificate of Limited Partnership of Compressco Partners, L.P., dated November 19, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 1, 2014 (SEC File No. 001-35195)).

3.4
Third Amended and Restated Agreement of Limited Partnership of CSI Compressco LP, dated as of January 6, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 11, 2022 (SEC File No. 001-35195)).

3.5
Certificate of Conversion of CSI Compressco GP LLC, dated January 27, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 29, 2021 (SEC File No. 001-35195)).

3.6
Certificate of Formation of CSI Compressco GP LLC, dated January 27, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 29, 2021 (SEC File No. 001-35195)).

3.7
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

10.4***
CSI Compressco LP Third Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on February 28, 2023 (SEC File No. 001-35195)).

10.5***
Form of Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q filed on May 9, 2019 (SEC File No. 001-35195)).

10.6***
Form of Non-Employee Director Phantom Unit Agreement under the CSI Compressco LP Second Amended and Restated 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q filed on May 9, 2019 (SEC File No. 001-35195)).

10.7
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

10.8
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

10.9
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

10.10
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

10.11
Fourth Amendment to Loan and Security Agreement, dated November 10, 2021, by and among CSI Compressco LP, certain of its subsidiaries, Bank of America, N.A., as administrative agent, issuing bank and swing line lender, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on November 16, 2021 (SEC File No. 001-35195)).

10.12
Fifth Amendment to Loan and Security Agreement, dated June 30, 2022, by and among CSI Compressco LP, certain of its subsidiaries, Bank of America, N.A., as administrative agent, issuing bank and swing line lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on July 1, 2022 (SEC File No. 001-35195)).

10.13
Loan, Security and Guaranty Agreement, dated January 29, 2021, by and among Spartan Energy Partners LP, Spartan Energy Services LLC, Spartan Terminals Operating, Inc., Spartan Operating Company LLC, Treating Holdco LLC, Bank of America, N.A., as agent for the lenders, and the lenders party thereto.

10.14
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

10.15
Second Amendment to Loan, Security and Guaranty Agreement, dated October 19, 2022, by and among Spartan Energy Services LLC, Treating Holdco LLC, Bank of America, N.A., as agent for the lenders, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on October 21, 2022 (SEC File No. 001-35195)).

10.16
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

10.17
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

10.18
Management Services Agreement, dated November 10, 2021, by and among CSI Compressco LP, CSI Compressco GP LLC, Spartan Energy Partners LP, Spartan Energy Partners GP LLC and Spartan Operating Company LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on November 16, 2021 (SEC File No. 001-35195)).

10.19+***	Form of Change in Control Severance Agreement entered into between the Partnership and each of John E. Jackson, Jonathan W. Byers and Robert W. Price.
10.20
Support Agreement, dated as of December 19, 2023, by and among Kodiak Gas Services, Inc., CSI Compressco LP, CSI Compressco Investments LLC, CSI Compressco GP LLC and Spartan Energy Partners LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on December 19, 2023 (SEC File No. 001-35195)).

10.21
Support Agreement, dated as of December 19, 2023, by and among Kodiak Gas Services, Inc., CSI Compressco LP, CSI Compressco GP LLC and Orvieto Fund L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on December 19, 2023 (SEC File No. 001-35195))

10.22
Support Agreement, dated as of December 19, 2023, by and among Kodiak Gas Services, Inc., CSI Compressco LP, CSI Compressco GP LLC and Merced Capital L.P. (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on December 19, 2023 (SEC File No. 001-35195))

10.23
Support Agreement, dated as of December 19, 2023, by and among Kodiak Gas Services, Inc., CSI Compressco LP, CSI Compressco GP LLC, John E. Jackson, Jonathan Byers and Robert Price. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K filed on December 19, 2023 (SEC File No. 001-35195)).

21+	Subsidiaries of the Partnership
22+	List of Subsidiary Guarantors
23.1+	Consent of Grant Thornton LLP
31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	CSI Compressco LP Clawback Policy (adopted July 27, 2023)
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document
104++	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+    Filed with this report.
*    Schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
**    Furnished with this report.
***    Management contract or compensatory plan or arrangement.

++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2023 and 2022; (ii) Consolidated Balance Sheets as of December 31, 2023 and 2022; (iii) Consolidated Statements of Partners’ Capital/Net Parent Equity for the years ended December 31, 2023 and 2022; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2023.

Item 16. Form 10-K Summary.

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CSI Compressco LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSI COMPRESSCO LP
		By:	CSI Compressco GP LLC,
its general partner
Date:	March 1, 2024	By:	/s/John E. Jackson
John E. Jackson, Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with CSI Compressco GP LLC, its general partner, and on the dates indicated:

Signature	Title	Date
/s/Ted A. Gardner	Chairman of the Board of Directors	March 1, 2024
Ted A. Gardner

/s/John E. Jackson	Chief Executive Officer and Director	March 1, 2024
John E. Jackson	(Principal Executive Officer)

/s/Jonathan W. Byers	Chief Financial Officer and Director	March 1, 2024
Jonathan W. Byers	(Principal Financial Officer)

/s/Riplee L. Parkening	Controller	March 1, 2024
Riplee L. Parkening	(Principal Accounting Officer)

/s/Denise G. Essenberg	Director	March 1, 2024
Denise G. Essenberg

/s/Stephen R. Gill	Director	March 1, 2024
Stephen R. Gill

/s/James R. Larson	Director	March 1, 2024
James R. Larson

/s/Robert W. Price	Director	March 1, 2024
Robert W. Price

/s/Michael J. Tucker	Director	March 1, 2024
Michael J. Tucker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of CSI Compressco GP LLC and the Unitholders of CSI Compressco LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CSI Compressco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss) partners’ capital, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2023, sed on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2024 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership’s in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters
The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2020.

Houston, Texas
March 1, 2024

CSI Compressco LP
Consolidated Balance Sheets
(In Thousands, Except Unit Amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,012	$8,475
Trade accounts receivable, net of allowance for credit losses of $460 in 2023 and $736 in 2022	58,648	65,085
Trade receivable - affiliate	780	948
Inventories	44,932	45,902
Prepaid expenses and other current assets	8,651	7,905
Total current assets	120,023	128,315
Property, plant, and equipment:
Land and building	7,241	7,227
Compressors and equipment	1,134,451	1,103,657
Vehicles	8,783	8,640
Construction in progress	34,880	37,183
Total property, plant, and equipment	1,185,355	1,156,707
Less accumulated depreciation	(666,075)	(611,734)
Net property, plant, and equipment	519,280	544,973
Other assets:
Deferred tax assets	17	3
Intangible assets, net of accumulated amortization of $39,586 in 2023 and $36,627 in 2022	16,181	19,140
Operating lease right-of-use assets	28,244	27,205
Other assets	3,291	2,767
Total other assets	47,733	49,115
Total assets	$687,036	$722,403
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$21,996	$34,589
Unearned income	2,525	2,590
Accrued liabilities and other	45,851	47,076
Current liabilities associated with discontinued operations	—	—
Total current liabilities	70,372	84,255
Other liabilities:
Long-term debt, net	628,587	634,016
Deferred tax liabilities	1,768	1,245
Operating lease liabilities	19,526	19,419
Other long-term liabilities	5,642	8,742
Total other liabilities	655,523	663,422
Commitments and contingencies
Partners’ capital:
General partner interest	(1,690)	(1,618)
Common units (141,995,028 units issued and outstanding at December 31, 2023 and 141,237,462 units issued and outstanding at December 31, 2022)	(22,855)	(9,250)
Accumulated other comprehensive loss	(14,314)	(14,406)
Total partners’ capital (deficit)	(38,859)	(25,274)
Total liabilities and partners’ capital	$687,036	$722,403
See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2023	2022
Revenues:
Contract services	$284,049	$263,241
Aftermarket services	83,621	72,928
Equipment rentals	17,209	14,865
Equipment sales	1,249	2,364
Total revenues	386,128	353,398
Cost of revenues (excluding depreciation and amortization expense):
Cost of contract services	140,663	135,639
Cost of aftermarket services	66,355	58,199
Cost of equipment rentals	2,094	2,346
Cost of equipment sales	1,344	1,382
Total cost of revenues	210,456	197,566
Depreciation and amortization	77,409	78,231
Impairments and other charges	—	135
Selling, general, and administrative expense	47,552	42,563
Interest expense, net of capitalized interest of $18 in 2023 and $318 in 2022	53,899	49,481
Other (income) expense, net	2,519	2,904
Loss before taxes and discontinued operations	(5,707)	(17,482)
Provision for income taxes	3,773	4,786
Loss from continuing operations	(9,480)	(22,268)
Income (loss) from discontinued operations, net of taxes	—	173
Net loss	$(9,480)	$(22,095)

General partner interest in net loss	$(44)	$(104)
Common units interest in net loss	$(9,436)	$(21,991)

Basic and diluted net loss per common unit:
Loss from continuing operations per common unit	$(0.07)	$(0.16)
Income (loss) from discontinued operations per common unit	—	—
Net loss per common unit	$(0.07)	$(0.16)

Weighted average common units outstanding:
Basic and diluted	141,900,481	141,109,230

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(9,480)	$(22,095)
Foreign currency translation adjustment	92	(2)
Comprehensive loss	$(9,388)	$(22,097)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statement of Partners’ Capital
(In Thousands)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital (Deficit)
		Limited Partners
	General Partner	Common Unitholders
	Amount	Units	Amount
Balance as of December 31, 2021	$(1,486)	140,386	$17,049	$(14,404)	$1,159
Net loss for 2022	(104)	—	(21,991)	—	(22,095)
Distributions ($0.04 per unit)	(28)	—	(5,641)	—	(5,669)
Equity compensation, net	—	—	1,333	—	1,333
Vesting of Phantom Units	—	851	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	(2)	(2)
Balance as of December 31, 2022	$(1,618)	141,237	$(9,250)	$(14,406)	$(25,274)
Net loss for 2023	(44)	—	(9,436)	—	(9,480)
Distributions ($0.04 per unit)	(28)	—	(5,674)	—	(5,702)
Equity compensation, net	—	—	1,505	—	1,505
Vesting of Phantom Units	—	758	—	—	—
Translation adjustment, net of taxes of $0	—	—	—	92	92
Balance as of December 31, 2023	$(1,690)	141,995	$(22,855)	$(14,314)	$(38,859)

See Notes to Consolidated Financial Statements

CSI Compressco LP
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(9,480)	$(22,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,409	78,231
Impairments and other charges	—	135
Provision (benefit) for deferred income taxes	343	376
Equity-based compensation expense, net	1,505	1,333
Provision (recovery) for credit losses	99	(407)
Amortization of deferred financing costs	182	318
Other non-cash charges and credits	279	95
Gain (loss) on sale of property, plant, and equipment	1,798	(961)
Changes in operating assets and liabilities:
Accounts receivable	6,480	(12,292)
Inventories	(6,027)	(17,563)
Prepaid expenses and other current assets	(1,055)	3,781
Accounts payable and accrued expenses	(9,028)	4,277
Other	(335)	316
Net cash provided by operating activities	62,170	35,544
Investing activities:
Purchases of property, plant, and equipment, net	(57,871)	(52,073)
Proceeds from sale of property, plant, and equipment	6,412	8,134
Net cash used in investing activities	(51,459)	(43,939)
Financing activities:
Proceeds from long-term debt	343,979	115,513
Payments of long-term debt	(349,409)	(113,360)
Distributions	(5,701)	(5,669)
Debt issuance costs and other financing activities	(104)	(343)
Equipment financing lease, net	(1,037)	14,129
Net cash provided by (used in) financing activities	(12,272)	10,270
Effect of exchange rate changes on cash	98	2
Increase (decrease) in cash and cash equivalents and restricted cash	(1,463)	1,877
Cash and cash equivalents at beginning of period	8,475	6,598
Cash and cash equivalents at end of period	$7,012	$8,475

Supplemental cash flow information:
Interest paid	$53,399	$47,272
Income taxes paid	$3,748	$6,559
Decrease (increase) in accrued capital expenditures	$5,304	$(4,225)

See Notes to Consolidated Financial Statements

CSI COMPRESSCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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

Planned Mergers with Kodiak Gas Services, Inc.

On December 19, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Partnership, Kodiak Gas Services, Inc., a Delaware corporation (“Kodiak”), Kodiak Gas Services, LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of Kodiak (“Kodiak Services”), Kick Stock Merger Sub, LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of Kodiak, Kick GP Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Kodiak Services, and Kick LP Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Kodiak Services, pursuant to which Kodiak will acquire the Partnership through a series of mergers (the “Mergers”). Under the terms of the Merger Agreement, (i) our common unitholders (excluding certain holders described in clause (ii)) will receive 0.086 (the “Exchange Ratio”) shares of common stock, par value $0.01 per share, of Kodiak (“Kodiak Common Stock”) in exchange for each common unit, (ii) our common unitholders that meet certain specified conditions may elect to receive as consideration for each common unit, in lieu of a number of shares of Kodiak Common Stock equal to the Exchange Ratio, a number of units (“OpCo Units”) in Kodiak Services, equal to the Exchange Ratio and an equal number of shares of Series A Preferred Stock of Kodiak (“Series A Preferred Stock”), and (iii) the owner of our general partner will receive, in consideration for the notional units representing the general partner interest in the Partnership, a number of OpCo Units and shares of Series A Preferred Stock equal to the Exchange Ratio for each such notional unit. Each OpCo Unit will be redeemable for one share of Kodiak Common Stock (together with the cancellation of one share of Series A Preferred Stock) pursuant to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of Kodiak Services.

On February 21, 2024, upon the delivery of written consents approving the Mergers by each of our named executive officers and certain large unitholders, we received the requisite unitholder approval to consummate the Mergers. Completion of the Mergers remains subject to certain conditions, including certain governmental and regulatory approvals. The closing of the Mergers is currently expected to take place in the second quarter of 2024; however, no assurance can be given as to when, or if, the Mergers will occur.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
Segments

We operate in one reportable segment. The Partnership’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Partnership’s operations as a whole and reviews financial information presented on a consolidated basis, accompanied by information about product revenue, for purposes of evaluating financial performance and allocating resources.

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

Financial Instruments

Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable, which are primarily due from companies of varying size engaged in oil and gas activities in the United States, Canada, Mexico, Argentina and Chile. Our policy is to review the financial condition of customers before extending credit and periodically updating customer credit information. Payment terms are on a short-term basis. The risk of loss from the inability to collect trade receivables is heightened during prolonged periods of low oil and natural gas commodity prices.

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

We have $56.8 million balance outstanding under our variable rate revolving credit facilities pursuant to the Credit Agreement and the Spartan Credit Agreement as of December 31, 2023 and face market risk exposure related to changes in applicable interest rates.

Significant Customers

During the years ended December 31, 2023 and 2022, one individual customer accounted for 10% or more of our revenues. As of December 31, 2023 and 2022, one individual customer represented 10% or more of our consolidated trade accounts receivable net of allowance for credit losses.

Foreign Currencies

We have designated the Canadian dollar as the functional currency for our operations in Canada. We are exposed to fluctuations between the U.S. dollar and certain foreign currencies, including the Canadian dollar, the Mexican peso, the Argentine peso and the Chilean peso as a result of our international operations. Foreign currency exchange (gains) losses are included in other (income) expense, net, and totaled $5.1 million and $1.9 million during the years ended December 31, 2023 and 2022, respectively.

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

    All of our long-term leases are operating leases and are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of December 31, 2023 and 2022. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term in determining the right-of-use asset and lease liability, if it is reasonably certain that we would exercise the option.

    As an accounting policy election, we do not include short-term leases on our balance sheet. Short-term leases include leases with a term of twelve months or less, inclusive of renewal options we are reasonably certain to exercise. The lease payments for short-term leases are included as operating lease costs on a straight-line basis over the lease term in cost of revenues or selling, general, and administrative expense based on the use of the underlying asset. We recognize lease costs for variable lease payments not included in the determination of a lease liability in the period in which an obligation is incurred.

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

As a lessor, we recognize operating lease revenue on our statements of operations as equipment rentals. This revenue is recognized on a straight-line basis over the term of the lease based on the monthly rate in the agreement. The leased asset remains on the balance sheets consistent with other property, plant and equipment. Cash receipts associated with all leases are classified as cash flows from operating activities in the statement of cash flows. Certain lease agreements provide renewal options. Either party can terminate prior to the next notice period. If neither party terminates the lease automatically renews.

The leased equipment primarily consists of the Spartan Treating amine plants, gas coolers and production equipment. All of this equipment is modular and skid mounted. It can be moved between locations. Lease terms for this equipment vary in length. Lease terms for amine plants range from two to six years while lease terms for the gas coolers range from one month to two years.

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

Changes in the allowance are as follows:

	Year Ended December 31,
	2023	2022
	(In Thousands)
At beginning of period	$736	$1,223
Activity in the period:
Provision (recovery) for credit losses	99	(407)
Account charge-offs, net	(375)	(80)
At end of period	$460	$736

Inventories

Inventories consist primarily of compressor package spare parts and supplies and work in progress. For compressor package spare parts and supplies, cost is determined using the weighted average cost method. The cost of work in progress is determined using the specific identification method.

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

Depreciation expense for the years ended December 31, 2023 and 2022 was $74.4 million and $75.1 million, respectively.

Leasehold improvements are depreciated over the shorter of the remaining term of the associated building lease or their useful lives.

Construction in progress as of December 31, 2023 and 2022 is primarily associated with the expansion of our contract services fleet and capital expenditures that sustain the capacity of our existing fleet.

Intangible Assets

Trademarks/trade names, customer relationships, and other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to fifteen years. Amortization expense related to intangible assets was $2.9 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively, and is included in depreciation and amortization. The estimated future annual amortization expense of trademarks/trade names, customer relationships, and other intangible assets is $2.9 million each year for 2024 to 2028.

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

During 2023, we did not record any impairments of long-lived assets. During 2022 a specific engine in inventory was sold at a loss, resulting in a charge of $0.1 million.

Accrued Liabilities

Accrued liabilities are detailed as follows:

	December 31,
	2023	2022
	(In Thousands)
Accrued interest	$12,147	$12,093
Operating lease liabilities, current portion	8,762	7,620
Compensation and employee benefits	8,542	7,867
Equipment finance agreements, current portion	7,450	5,394
Accrued taxes	5,037	6,069
Accrued capital expenditures	1,056	6,360
Other accrued liabilities	2,857	1,673
Total accrued liabilities and other	$45,851	$47,076

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

Equity-Based Compensation

    We have an equity incentive compensation plan which provides for the granting of phantom units and performance phantom units to the executive officers, key employees, non-executive officers, and directors of our general partner. Total equity-based compensation expense for the years ended December 31, 2023 and 2022, was $1.8 million and $1.6 million, respectively. For further discussion of equity-based compensation, see Note 9 - “Equity-Based Compensation.”

Income Taxes

Our operations are not subject to U.S. federal income tax other than the operations that are conducted through taxable subsidiaries. We incur state and local income taxes in certain areas of the U.S. in which we conduct business. We incur income taxes and are subject to withholding requirements related to certain of our operations in Latin America, Canada, and other foreign countries in which we operate. Furthermore, we also incur Texas Margin Tax, which, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, is classified as an income tax for reporting purposes. A portion of the carrying value of certain deferred tax assets is subject to a valuation allowance. See Note 11 - “Income Taxes” for further discussion.

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

Diluted earnings per common unit are computed using the treasury stock method, which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. For the years ended December 31, 2023 and 2022, all unvested phantom units were excluded from the calculation of diluted common units because the impact was anti-dilutive.

Fair Value Measurements

    We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. We utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward purchase and sale derivative contracts. For these fair value measurements, we utilize the quoted value (a Level 2 fair value measurement). Refer to Note 10 - “Fair Value Measurements” for further discussion.
Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets (a Level 3 fair value measurement) and for the impairment of long-lived assets (a Level 3 fair value measurement).
Distributions
    On January 19, 2023, April 17, 2023, July 17, 2023 and October 19, 2023, our general partner declared a cash distribution attributable to the respective quarter end of $0.01 per common unit. These distributions each equate to a distribution of $0.04 per outstanding common unit on an annualized basis. These distributions were paid on February 14, 2023, May 15, 2023, August 14, 2023 and November 14, 2023, respectively, to the holders of common units of record as of the close of business on January 31, 2023, April 30, 2023, July 28, 2023 and October 30, 2023, respectively. See Note 15 – Subsequent Events for information regarding the distribution with respect to the quarter ended December 31, 2023.

Discontinued Operations
On July 2, 2020, we completed the sale of our Midland manufacturing facility. The Midland facility was used to design, fabricate and assemble new standard and customized compressor packages for our new unit sales business. In connection with the Midland manufacturing facility sale, we entered into an agreement with the buyer to continue to operate a portion of the facility, which allowed us to close out the remaining backlog for the new unit sales business and to continue to operate our aftermarket services business at that location for an interim period. Following completion of the last unit in October 2020, we ceased fabricating new compressor packages for sales to third parties or for our own service fleet. The operations associated with the new unit sales business were previously reported in equipment sales revenues and are now reflected as discontinued operations in our financial statements for all periods presented. Used equipment sales revenue continues to be included in equipment sales revenue. Income from discontinued operations, net of tax for the year ended December 31, 2022, was $0.2 million related to the warranty reserve not being utilized.

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
Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 provides accounting guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Partnership will adopt this guidance in its Form 10-K for the year ended December 31, 2024. This guidance is expected to impact the disclosures only with no impact to the results of operations, financial position or cash flows.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 provides accounting guidance to enhance the transparency and decision usefulness of income tax disclosures. The guidance includes improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Partnership is in the process of evaluating this guidance and the potential effects this guidance will have on its disclosures.
NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of December 31, 2023, we had $313.2 million of remaining contractual performance obligations for contract services. As a practical expedient, this amount does not include revenue for contract services contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of December 31, 2023 for completion of performance obligations of contract service are as follows:

	2024	2025	2026	2027	2028	Total
	(In Thousands)
Contract services contracts remaining performance obligations	$176,227	$91,063	$41,104	$4,732	$70	$313,196

    Our contract asset balances included in trade accounts receivable in our consolidated balance sheets, primarily associated with revenue accruals prior to invoicing, were $2.9 million and $4.2 million as of December 31, 2023 and December 31, 2022, respectively.

    The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	December 31, 2023	December 31, 2022
	(In Thousands)
Unearned income, beginning of period	$2,590	$2,187
Additional unearned income	11,584	10,725
Revenue recognized	(11,649)	(10,322)
Unearned income, end of period	$2,525	$2,590

    Unearned income is included in accrued liabilities and other on the consolidated balance sheets. As of December 31, 2023 and 2022, contract costs were immaterial.

    Disaggregated revenue from contracts with customers by geography is as follows:

	Year Ended December 31,
	2023	2022
	(In Thousands)
Contract services
U.S.	$260,397	$227,542
International	23,652	35,699
	284,049	263,241
Aftermarket services
U.S.	80,773	71,445
International	2,848	1,483
	83,621	72,928
Equipment Rentals
U.S.	13,267	9,380
International	3,942	5,485
	17,209	14,865
Equipment sales
U.S.	676	1,945
International	573	419
	1,249	2,364
Total Revenue
U.S.	355,113	310,312
International	31,015	43,086
	$386,128	$353,398

NOTE 4 — INVENTORIES

Components of inventories as of December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023	December 31, 2022
	(In Thousands)
Parts and supplies	$42,736	$44,042
Work in progress	2,196	1,860
Total inventories	$44,932	$45,902

    Inventories consist primarily of compressor package spare parts and supplies. Work in progress inventories consist of work in progress for our aftermarket business that has not been invoiced.
NOTE 5 — LEASES

Lessee Accounting

We have operating leases for some of our office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms up to ten years. Some of our leases have options to extend for various periods, while some have termination options upon prior notice of typically 30 days or six months. Our leases generally require us to pay all maintenance and insurance costs. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease costs are included in either cost of revenues or selling, general, and administrative expense depending on the use of the underlying asset. Total lease expense (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of twelve months or less), was $16.1 million for the year ended December 31, 2023, of which $2.3 million related to short-term leases. Total lease expense was $14.0 million for the year ended December 31, 2022, of which $2.8 million related to short-term leases. Variable rent expense was not material.

Operating lease supplemental cash flow information:

	Year Ended December 31,
	2023	2022
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$13,796	$10,930

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,975	$8,777

 Supplemental balance sheet information:

	December 31, 2023	December 31, 2021
	(In Thousands)
Operating leases:
Operating right-of-use asset	$28,244	$27,205

Accrued liabilities and other	$8,762	$7,620
Operating lease liabilities	19,526	19,419
Total operating lease liabilities	$28,288	$27,039

Additional operating lease information:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	4.60 years	4.39 years

Weighted average discount rate:
Operating leases	9.94%	10.05%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2023:

Operating Leases
(In Thousands)
2024	$11,270
2025	7,356
2026	6,298
2027	3,189
2028	1,512
Thereafter	5,102
Total lease payments	34,727
Less imputed interest	(6,439)
Total lease liabilities	$28,288

Lessor Accounting

Our leased equipment primarily consists of amine plants, gas coolers and other production equipment. Certain of our agreements with our customers for rental equipment contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer has the right to obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use. We have elected to apply the practical expedient provided to lessors to combine the lease and non-lease component of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component.

Our lease agreements generally have contract terms based on monthly rates. Lease revenue is recognized straight-line based on these monthly rates. We do not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets.

We recognized operating lease revenue, which is included in “Equipment rentals” on the consolidated statements of operations as follows:

	December 31, 2023	December 31, 2022
	(In Thousands)
Equipment rentals	$17,209	$14,865

The following table presents the maturity of lease payments for operating lease agreements in effect as of December 31, 2023. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from one month to five years. The following table presents the undiscounted cash flows expected to be received related to these agreements:

	2024	2025	2026	2027	2028	Thereafter
	(In Thousands)
Future minimum lease revenue	$9,064	$1,598	$1,576	$1,576	$1,576	$263

NOTE 6 — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		December 31, 2023	December 31, 2022
	Scheduled Maturity	(In Thousands)
Credit Agreement (1)	June 29, 2025	$9,419	$6,312
Spartan Credit Agreement (2)	October 17, 2025	46,501	54,912
7.5% First Lien Notes due 2025 (3)	April 1, 2025	400,086	400,293
10.000%/10.750% Second Lien Notes due 2026 (4)	April 1, 2026	172,581	172,499
Total long-term debt		628,587	634,016
Other borrowings (5)	Various	13,092	14,129
Total long-term debt and other borrowings		$641,679	$648,145

(1) Net of unamortized deferred financing costs of $0.3 million as of December 31, 2023 and $0.4 million as of December 31, 2022.
(2) Net of unamortized deferred financing costs of $0.5 million as of December 31, 2023 and $0.6 million as of December 31, 2022.
(3) Net of unamortized deferred financing costs of $1.3 million and $2.3 million as of December 31, 2023 and 2022, respectively, unamortized discount of $0.1 million and $0.1 million as of December 31, 2023 and 2022, respectively, and deferred restructuring gain of $1.4 million and $2.7 million as of December 31, 2023 and 2022, respectively.
(4) Net of unamortized deferred financing costs of $1.3 million and $1.9 million, unamortized discount of $0.5 million and $0.7 million, and deferred restructuring gain of $1.7 million and $2.4 million as of December 31, 2023 and 2022, respectively.
(5) Includes $7.5 million of current liability classified as Accrued liabilities and other and $5.6 million classified as Other long-term liabilities as of December 31, 2023 and $5.4 million of current liability classified as Accrued liabilities and other and $8.7 million classified as Other long-term liabilities as of December 31, 2022 on the accompanying consolidated balance sheet.

    Scheduled maturities for the next five years and thereafter are as follows:

December 31, 2023
(In Thousands)
2024	$7,443
2025	462,109
2026	173,112
2027	—
2028	—
Thereafter	—
Total maturities	$642,664

Our Credit Agreement, the Spartan Credit Agreement and the indentures governing the Notes contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. We are in compliance with all covenants of our credit agreements and indentures as of December 31, 2023.

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

As of December 31, 2023, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, we had availability of $17.7 million.

The maturity date of the Credit Agreement is June 29, 2025. As of December 31, 2023, we had $9.8 million outstanding balance and had $1.3 million in letters of credit against our Credit Agreement.

Spartan Credit Agreement

On October 19, 2022, Spartan Energy Services LLC and Treating Holdco LLC entered into that certain Second Amendment to Loan, Security and Guaranty Agreement (the “Second Amendment”) with the lenders party thereto and Bank of America, N.A., in its capacity as agent.

The Second Amendment amends and modifies that certain Loan, Security and Guaranty Agreement dated January 29, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Spartan Credit Agreement”) among Spartan Energy Services, LLC, as borrower, Treating Holdco LLC, as guarantor, the financial institutions from time to time party thereto as lenders and Bank of America, N.A., as agent. The Second Amendment provided for changes and modifications to the Spartan Credit Agreement as set forth therein, which include, among other things, the extension of the Termination Date from January 29, 2024 to October 17, 2025.

As of December 31, 2023, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Spartan Credit Agreement, we had availability of $22.8 million.

The maturity date of the Spartan Credit Agreement is October 17, 2025. As of December 31, 2023, we had $47.0 million outstanding and no letters of credit against the Spartan Credit Agreement.

7.50% First Lien Notes due 2025

As of December 31, 2023, our 7.50% First Lien Notes due 2025 (the “First Lien Notes”) had $400.1 million outstanding net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded U.S. subsidiaries).

10.000%/10.750% Second Lien Notes due 2026

As of December 31, 2023, our 10.000%/10.750% Second Lien Notes due 2026 (the “Second Lien Notes”) had $172.6 million outstanding, net of unamortized discounts, unamortized deferred financing costs and deferred restructuring gains. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of the Partnership’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of the Partnership’s U.S. restricted subsidiaries (other than Finance Corp and certain other excluded U.S. subsidiaries). In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, the issuers will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

As of December 31, 2023, our principal amount outstanding included $7.2 million of PIK notes.

Finance Agreements

During 2022, CSI Compressco Leasing LLC and CSI Compressco Operating LLC (individually and collectively as Debtor), with CSI Compressco LP (as Guarantor), entered into a Master Equipment Finance Agreement with a third party in the amount of $16.6 million to finance certain compression equipment. The note is payable in monthly installments of $0.5 million for thirty-six months. The current portion of this amount is classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.

During the first quarter of 2023, CSI Compressco Leasing LLC and CSI Compressco Operating LLC (individually and collectively as Debtor), with CSI Compressco LP (as Guarantor), entered into a Master Equipment Finance Agreements with a third party totaling $5.1 million to finance certain compression equipment. The notes are payable in monthly installments totaling $0.2 million for thirty-six months. The current portion of these amounts are classified in accrued liabilities and other and the long-term portion is classified in other long-term liabilities on the accompanying consolidated balance sheet.

NOTE 7 — RELATED PARTY TRANSACTIONS

Transition Services Agreement

TETRA provided back-office support to the Partnership under a Transition Services Agreement for a period of time until the Partnership completed a full separation from TETRA’s back-office support functions. The Transition Services Agreement with TETRA expired on January 31, 2022. For the year ended December 31, 2022 we were charged $0.2 million. There were no such charges in for the year ended December 31, 2023.

Spartan and General Partner Ownership

As of December 31, 2023, Spartan’s ownership interest in us was approximately 45.4%, with the common units held by the public representing an approximate 55% interest in us. As of December 31, 2023, Spartan’s ownership was through various wholly owned subsidiaries and consisted of approximately 44.9% of the limited partner interests plus the approximate 0.5% general partner interest. As a result of its ownership of common units and its general partner interest in us, Spartan received distributions of $2.6 million during the year ended December 31, 2023.

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

NOTE 9 — EQUITY-BASED COMPENSATION

2011 Long Term Incentive Plan

    We have granted phantom unit and performance phantom unit awards to certain employees, officers, and directors of our general partner pursuant to the CSI Compressco LP Third Amended and Restated 2011 Long Term Incentive Plan. Awards of phantom units generally vest over a three-year period. Awards of performance phantom units cliff vest at the end of a performance period and are settled based on achievement of related performance measures over the performance period. Each of the phantom unit and performance phantom unit awards includes distribution equivalent rights that enable the recipient to receive additional units equal in value to the accumulated cash distributions made on the units subject to the award from the date of grant. Accumulated distributions associated with each underlying unit are payable upon settlement of the related phantom unit award (and are forfeited if the related award is forfeited). Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the award.

During the year ended December 31, 2023, we granted to certain officers and employees an aggregate of 978,917 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $1.36 per unit, or an aggregate market value of $1.3 million. During the year ended December 31, 2022, we granted to certain officers and employees 676,335 phantom unit and performance phantom unit awards, having an average market value (equal to the closing price of the common units on the dates of grant) of $1.39 per unit, or an aggregate market value of $0.9 million. The fair value of awards vesting during 2023 and 2022 was approximately $1.6 million and $2.0 million, respectively. The fair value of awards is amortized straight-line over the vesting period. Adjustments to the amortized expense related to performance phantom units may be recognized prior to vesting depending on the expected achievement of the performance target.

The following is a summary of unit activity for the year ended December 31, 2023:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2022	1,813	$1.78
Units granted	979	1.36
Cancelled/forfeited	(104)	1.91
Exercised/released	(924)	1.78
Nonvested units outstanding at December 31, 2023	1,764	$1.54

Total estimated unrecognized equity-based compensation expense from unvested units as of December 31, 2023, was approximately $1.1 million and is expected to be recognized over a weighted average period of approximately 1.6 years. The amount recognized in 2023 and 2022 was approximately $1.8 million and $1.6 million, respectively, and is included in selling, general, and administrative expense in our consolidated statements of operations.
NOTE 10 — FAIR VALUE MEASUREMENTS

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

Financial Instruments

Derivative Contracts

We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. We enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2023 and 2022, we had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

	December 31, 2023
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$2,296	$17.42	1/16/2024

	December 31, 2022
	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	$2,071	$19.31	1/3/2023

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

    The fair values of our foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). None of our foreign currency derivative instruments contains credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the years ended December 31, 2023 and 2022, we recognized approximately $0.5 million and $1.6 million of net losses, respectively, associated with our foreign currency derivatives programs. These amounts are included in other (income) expense, net, in the accompanying consolidated statement of operations.

Fair Value of Debt

The fair value of our debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on recent trades for these notes. The carrying and fair value of our debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
7.50% First Lien Notes	$400,000	$399,000	$400,000	$373,000
10.000%/10.750% Second Lien Notes	172,717	178,330	172,717	136,446
	$572,717	$577,330	$572,717	$509,446
Other

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and variable-rate long-term debt pursuant to our Credit Agreement and the Spartan Credit Agreement approximate their carrying amounts due to the short-term nature of these items.
NOTE 11 — INCOME TAXES

As a partnership, we are generally not subject to income taxes at the entity level, and our partners are separately taxed on their share of our taxable income. However, a portion of our business is conducted through taxable U.S. corporate subsidiaries. Accordingly, a U.S. federal and state income tax provision has been reflected in the accompanying statements of operations. State tax expense relating to the Texas franchise tax liability is included in the provision for income taxes. Certain of our operations are located outside of the United States, and the Partnership, through its foreign subsidiaries, is responsible for income taxes in these countries.

The income tax provision (benefit) attributable to our operations for the years ended December 31, 2023 and 2022, consists of the following:

	Year Ended December 31,
	2023	2022
	(In Thousands)
Current
Federal	$—	$—
State	630	827
Foreign	2,800	3,583
	3,430	4,410
Deferred
Federal	—	(5)
State	1,176	2
Foreign	(833)	379
	343	376
Total tax provision	$3,773	$4,786

A reconciliation of the provision for income taxes computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes is as follows:

	Year Ended December 31,
	2023	2022
	(In Thousands)
Income (loss) tax provision computed at statutory federal income tax rates	$(1,199)	$(3,671)
Partnership (earnings) losses	1,199	3,671
Corporate subsidiary earnings (loss) subject to federal tax	(1,470)	(1,141)
Valuation allowances	4,094	896
Income tax expense attributable to foreign earnings	(621)	3,277
State income taxes (net of federal benefit)	1,515	1,681
Other	255	73
Total tax provision	$3,773	$4,786

Income (loss) before income tax provision includes the following components:

	Year Ended December 31,
	2023	2022
	(In Thousands)
United States	$(2,922)	$(26,788)
International	(2,785)	9,306
Total	$(5,707)	$(17,482)

We file U.S. federal, state, and foreign income tax returns on behalf of all of our consolidated subsidiaries. With few exceptions, we are not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2016. We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2017
United States – State and Local	2017
Non-U.S. jurisdictions	2016

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

	December 31, 2023	December 31, 2022
Deferred Tax Assets	(In Thousands)
Other - Reserves	$13	$54
Amortization for book in excess of tax expense	13,482	15,802
Accruals	1,016	1,197
Net operating losses	36,323	29,867
Accruals - Right of use liability	3,948	3,264
Other - Plant, property, and equipment	1,283	1,251
Other	4,273	3,515
Total deferred tax assets	60,338	54,950
Valuation allowance	(34,074)	(30,273)
Net deferred tax assets	$26,264	$24,677

	December 31, 2023	December 31, 2022
Deferred Tax Liabilities	(In Thousands)
Accruals	$504	$1,476
Depreciation for tax in excess of book expense	23,016	20,604
Right-of-use Asset	3,855	3,213
Other - Intangibles	78	87
Other - Reserves	194	217
Other	368	329
Total deferred tax liability	28,015	25,926
Net deferred tax liability	$1,751	$1,249

At December 31, 2023, we have federal, state, and foreign net operating loss carryforwards/carrybacks equal to approximately $28.4 million, $2.9 million, and $5.0 million, respectively. In those foreign jurisdictions and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire from 2023 to 2042. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended.

    The valuation allowance increased $3.8 million and $2.5 million during the year ended December 31, 2023 and December 31, 2022, respectively, primarily due to the increase in deferred tax assets as a result of losses generated by our U.S. corporate subsidiaries.

    ASC 740, “Income Taxes” provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2023 and 2022, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as interest expense and penalties as tax expense in the consolidated statements of operations.
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

The following is the number of the weighted average basic and diluted common units outstanding:

	Year Ended December 31,
	2023	2022
Weighted average basic and diluted common units outstanding	141,900,481	141,109,230

    Diluted earnings per unit are computed using the treasury stock method which considers the potential future issuance of limited partner common units. Unvested phantom units are not included in basic earnings per common unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per common unit. As of December 31, 2023 and 2022 there were no units excluded from the dilution calculation.

NOTE 13 — SEGMENTS

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
NOTE 14 — GEOGRAPHIC INFORMATION

Our headquarters are in the United States of America and we also have operations in Latin America, Canada, and to a lesser extent, in other countries located in Europe and the Asia-Pacific region. As of June 30, 2023, we no longer have operations in Egypt. We attribute revenue to the countries based on the location of customers. Long-lived assets consist primarily of compressor packages and are attributed to the countries based on the physical location of the compressor packages at a given year-end. Information by geographic area is as follows:

	Year Ended December 31,
	2023	2022
	(In Thousands)
Revenues from external customers:
U.S.	$355,113	$310,312
Latin America	23,022	32,040
Canada	5,118	4,755
Egypt	2,400	4,045
Other	475	2,246
Total	$386,128	$353,398
Identifiable assets:
U.S.	$629,567	$654,515
Latin America	51,901	57,683
Egypt	—	6,341
Canada	5,568	3,864
Total identifiable assets	$687,036	$722,403
NOTE 15 — SUBSEQUENT EVENTS

The Partnership has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.

On January 18, 2024, the board of directors of our general partner declared a cash distribution attributable to the quarter ended December 31, 2023, of $0.01 per common unit. This distribution equates to a distribution of $0.04 per outstanding common unit on an annualized basis. This distribution was paid on February 14, 2024, to the holders of common units of record as of the close of business January 31, 2024.